Form 10-Q
period 1996-03-31
ASTORIA FINANCIAL CORP
filed 1996-05-13
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                   to
         Commission file number 0-22228

                          ASTORIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         11-3170868
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)

ONE ASTORIA FEDERAL PLAZA, LAKE SUCCESS, NEW YORK         11042-1085
(Address of principal executive offices)                  (Zip Code)

                                 (516) 327-3000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X         NO
                              --------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   CLASSES OF COMMON STOCK          NUMBER OF SHARES OUTSTANDING, APRIL 26, 1996
   -----------------------          --------------------------------------------

        .01 PAR VALUE                               10,948,470
        -------------                               ----------

                         PART 1 -- FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.   Financial Statements.

          Consolidated Statements of Financial Condition at March 31, 1996 and           2
          December 31, 1995.

          Consolidated Statements of Operations for the Three Months Ended               3
          March 31, 1996 and March 31, 1995.

          Consolidated Statement of Stockholders' Equity for the Three Months            4
          Ended March 31, 1996.

          Consolidated Statements of Cash Flows for the Three Months Ended               5
          March 31, 1996 and March 31, 1995.

          Notes to Unaudited Consolidated Financial Statements.                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and                8
          Results of Operations.



                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                              22

Item 2.   Changes in Securities                                                  (Not Applicable)

Item 3.   Defaults Upon Senior Securities                                        (Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders                    (Not Applicable)

Item 5.   Other Information                                                      (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K                                               22
      (a)  Exhibits
          (11)  Computation of Per Share Earnings
          (27)  Financial Data Schedule

      (b) Reports on Form 8-K                                                    (Not Applicable)

          Signatures

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,        DECEMBER 31,
Assets                                                                           1996               1995
- - ------                                                                       -----------        ------------
Cash and due from banks                                                      $    34,376        $    33,869
Federal funds sold and repurchase agreements                                      25,000            100,000
Mortgage-backed and mortgage-related securities
  available-for-sale (at estimated fair value)                                 2,275,801          2,332,822
Other securities available-for-sale (at estimated fair value)                    210,754            183,146
Mortgage-backed and mortgage-related securities
  held-to-maturity  (estimated fair value of $1,377,331
  and $1,340,588, respectively)                                                1,389,510          1,333,644
Other securities held-to-maturity (estimated fair value
  of $303,550 and $280,192, respectively)                                        306,801            281,898
Federal Home Loan Bank of New York stock                                          32,354             24,975

Loans receivable:
  Mortgage loans                                                               2,104,238          1,995,475
  Consumer and other loans                                                        59,891             61,663
                                                                             -----------        -----------
                                                                               2,164,129          2,057,138
  Less allowance for loan losses                                                  13,397             13,495
                                                                             -----------        -----------
    Loans receivable, net                                                      2,150,732          2,043,643

Real estate owned, net                                                            12,584             17,677
Investments in real estate, net                                                    5,073              5,654
Accrued interest receivable                                                       34,588             35,931
Premises and equipment, net                                                       80,386             80,083
Excess of cost over fair value of net assets acquired
  and other intangibles                                                          106,851            109,022
Other assets                                                                      43,356             37,738
                                                                             -----------        -----------

         Total assets                                                        $ 6,708,166        $ 6,620,102
                                                                             ===========        ===========

Liabilities and Stockholders' Equity
- - ------------------------------------
Liabilities:
   Deposits:
     Savings                                                                 $ 1,157,938        $ 1,154,777
     Money market                                                                372,961            218,653
     NOW                                                                         173,119            314,288
     Certificates of deposit                                                   2,603,271          2,575,703
                                                                             -----------        -----------
      Total deposits                                                           4,307,289          4,263,421

   Reverse repurchase agreements                                               1,620,000          1,483,329
   Federal Home Loan Bank of New York advances                                   151,508            221,362
   Mortgage escrow funds                                                          29,344             22,585
   Accrued expenses and other liabilities                                         26,763             38,720
                                                                             -----------        -----------
         Total liabilities                                                     6,134,904          6,029,417
                                                                             -----------        -----------

Stockholders' Equity:
   Preferred stock, $.01 par value; (5,000,000 shares
     authorized; none issued)                                                       --                 --
   Common stock, $.01 par value; (70,000,000 shares authorized: 13,180,852
     issued; 10,958,470 and 11,304,970 shares outstanding, respectively)             132                132
   Additional paid-in capital                                                    326,970            326,124
   Retained earnings - substantially restricted                                  364,169            351,923
   Treasury stock (2,222,382 and 1,875,882 shares, at cost, respectively)        (78,354)           (60,693)
   Net unrealized (losses) gains on securities, net of taxes                      (3,503)            11,126
   Unallocated common stock held by ESOP                                         (26,639)           (27,355)
   Unearned common stock held by RRPs                                             (9,513)           (10,572)
                                                                             -----------        -----------
         Total stockholders' equity                                              573,262            590,685
                                                                             -----------        -----------

         Total liabilities and stockholders' equity                          $ 6,708,166        $ 6,620,102
                                                                             ===========        ===========

See accompanying notes to consolidated financial statements

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           --------------------------------
                                                                                1996                 1995
                                                                           ------------          ----------
Interest income:
   Mortgage loans                                                          $     42,524         $     35,173
   Consumer and other loans                                                       1,525                1,560
   Mortgage-backed and mortgage-related securities                               62,916               52,016
   Federal funds sold and repurchase agreements                                   1,055                2,947
   Other securities                                                               7,814                6,187
                                                                           ------------         ------------

      Total interest income                                                     115,834               97,883
                                                                           ------------         ------------

Interest expense:
   Deposits                                                                      46,041               40,775
   Borrowed funds                                                                25,059               14,320
                                                                           ------------         ------------

      Total interest expense                                                     71,100               55,095
                                                                           ------------         ------------

Net interest income                                                              44,734               42,788
Provision for loan losses                                                           522                1,001
                                                                           ------------         ------------
Net interest income after provision for loan losses                              44,212               41,787
                                                                           ------------         ------------

Non-interest income:
   Customer service fees                                                          1,623                  995
   Loan fees                                                                        458                  355
   Gain on sale of securities                                                       762                 --
   Other                                                                            715                  636
                                                                           ------------         ------------

      Total non-interest income                                                   3,558                1,986
                                                                           ------------         ------------

Non-interest expense:
   General and administrative:
    Compensation and benefits                                                    12,429               11,068
    Occupancy, equipment and systems                                              5,805                4,534
    Federal deposit insurance premiums                                            2,464                2,270
    Advertising                                                                     747                1,576
    Other                                                                         2,482                2,028
                                                                           ------------         ------------

      Total general and administrative                                           23,927               21,476

   Real estate operations, net                                                   (3,255)                 362
   Recovery of real estate losses                                                (1,397)                 (56)
   Amortization of excess of cost over fair value of net assets acquired          2,171                1,611
                                                                           ------------         ------------

      Total non-interest expense                                                 21,446               23,393
                                                                           ------------         ------------

Income before income tax expense                                                 26,324               20,380
Income tax expense                                                               11,606                8,786
                                                                           ------------         ------------

Net income                                                                 $     14,718         $     11,594
                                                                           ============         ============

Earnings per common share                                                  $       1.36         $       1.05
                                                                           ============         ============

Dividends per common share                                                 $       0.20         $       --
                                                                           ============         ============

Weighted average common stock and common stock
  equivalents outstanding                                                    10,799,681           11,041,996

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        Net
                                                                                     Unrealized
                                                          Retained                     Gains       Unallocated  Unearned
                                             Addition     Earnings                   (Losses) on    Common       Common
                                    Common    Paid-In   Substantially    Treasury    Securities,   Stock Held  Stock Held
                                    Stock     Capital     Restricted       Stock     Net of Taxes   by ESOP     by RRP's    Total
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1995          $132     $326,124    $ 351,923     $(60,693)    $ 11,126    $(27,355)   $(10,572)   $ 590,685

Net income                              --           --       14,718           --           --          --          --       14,718

Change in unrealized gains (losses)
  on securities available-for-sale      --           --           --           --      (14,629)         --          --      (14,629)

Common stock repurchased
  (361,500 shares)                      --           --           --      (18,151)          --          --          --      (18,151)

Cash dividends declared and paid
  on common stock                       --           --       (2,198)          --           --          --          --       (2,198)

Treasury stock issued for options
  exercised (15,000 shares)             --           --           --          490           --          --          --          490

Loss on issuance of treasury stock
  (15,000 shares)                       --           --         (274)          --           --          --          --         (274)

Tax benefit attributable to vested
  RRP shares                            --          169           --           --           --          --          --          169

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock                          --          677           --           --           --         716       1,059        2,452
                                      ----     --------    ---------     --------     --------    --------    --------    ---------

Balance at March 31, 1996             $132     $326,970    $ 364,169     $(78,354)    $ (3,503)   $(26,639)   $ (9,513)   $ 573,262
                                      ====     ========    =========     ========     ========    ========    ========    =========


See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                        1996               1995
                                                                     ---------          ---------
Cash flows from operating activities:
  Net income                                                         $  14,718          $  11,594
                                                                     ---------          ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Amortization of net deferred loan origination
       fees, discounts and premiums                                     (1,275)            (2,105)
     (Recovery of) provision for loan and real estate losses              (875)               945
     Depreciation and amortization                                       1,351                932
     Amortization of excess of cost over fair value
       of net assets acquired                                            2,171              1,611
     Allocated and earned shares from ESOP and RRPs                      2,452              1,882
     Decrease in accrued interest receivable                             1,679              3,720
     Increase in mortgage escrow funds                                   6,759              7,204
     Net changes in other assets, accrued expenses
       and other liabilities                                            (5,488)            (3,430)
                                                                     ---------          ---------
       Total adjustments                                                 6,774             10,759
                                                                     ---------          ---------
          Net cash provided by operating activities                     21,492             22,353
                                                                     ---------          ---------

Cash flows from investing activities:
  Loan originations                                                    (98,205)           (25,544)
  Loan purchases through third parties                                 (40,295)           (28,581)
  Bulk loan purchases                                                  (54,592)              (332)
  Principal repayments on loans                                         82,213             52,820
  Principal payments on mortgage-backed and mortgage-
    related securities                                                 134,680             60,785
  Purchases of mortgage-backed and mortgage-related securities        (237,484)           (32,190)
  Purchases of other securities                                       (112,379)              (515)
  Proceeds from maturities of other securities
    and redemption of FHLB-NY stock                                     50,197             18,298
  Proceeds from sale of securities                                      81,740            521,087
  Proceeds from sale of real estate owned                                7,387              3,465
  Proceeds from sales net of costs and advances
    related to investments in real estate                                  799                 64
  Proceeds from sales of loans                                           1,327                100
  Purchases of premises and equipment                                   (1,654)              (501)
  Cash paid for Fidelity net of cash and cash equivalents acquired        --             (158,491)
                                                                     ---------          ---------
    Net cash (used in) provided by investing activities               (186,266)           410,465
                                                                     ---------          ---------

Cash flows from financing activities:
  Net increase in deposits                                              43,743              6,218
  Net increase (decrease) in reverse repurchase agreements             136,671           (237,122)
  Payments of FHLB of New York advances                                (70,000)          (130,200)
  Costs to repurchase common stock                                     (18,151)            (4,366)
  Cash dividends paid to stockholders                                   (2,198)              --
  Cash received for options exercised                                      216               --
                                                                     ---------          ---------
    Net cash provided by (used in) financing activities                 90,281           (365,470)
                                                                     ---------          ---------
    Net (decrease) increase in cash and cash equivalents               (74,493)            67,348

Cash and cash equivalents at beginning of period                       133,869            209,203
                                                                     ---------          ---------

Cash and cash equivalents at end of period                           $  59,376          $ 276,551
                                                                     =========          =========

Supplemental disclosures:
  Cash paid during the year:
    Interest                                                         $  68,084          $  52,200
                                                                     =========          =========
    Income taxes                                                        $1,160             $1,718
                                                                     =========          =========
  Additions to real estate owned                                        $2,674             $4,886
                                                                     =========          =========

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation (the Company) and its wholly-owned subsidiary, Astoria Federal Savings and Loan Association (the Association) and the Association's wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 1996 and December 31, 1995 and its results of operations, cash flows and stockholders' equity for the three months ended March 31, 1996 and 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of March 31, 1996 and December 31, 1995 and reported revenues and expenses of the results of operations for the three month periods ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

  These consolidated financial statements should be read in conjunction with the December 31, 1995 audited consolidated financial statements, interim financial statements and notes thereto of the Company.

2.  IMPACT OF NEW ACCOUNTING STANDARDS

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS No. 123 established a fair value based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. While the SFAS No. 123 fair value based method is considered by the FASB to be preferable to the APB No. 25 method, entities are allowed to continue to use the APB No. 25 method for preparing its basic financial statements. Entities not adopting the fair value based method under SFAS No. 123 are required to present pro forma net income and earnings per share information, in the notes to the financial statements, as if the fair value based method had been adopted.

  The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, but may also be adopted upon the issuance of SFAS No. 123. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the APB No. 25 method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Pro forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994 need not be included in financial statements for that fiscal year but should be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year.

3.  CASH EQUIVALENTS

  For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less, which in the aggregate amounted to $59,376,000 and $276,551,000 at March 31, 1996 and 1995, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Astoria Financial Corporation (the "Company") was incorporated on June 14, 1993, and is the holding company of Astoria Federal Savings and Loan Association (the "Association"). On November 18, 1993, the Association completed its conversion from a mutual savings and loan association to the stock form of ownership at which time the Company issued 13,180,852 shares of common stock and utilized a portion of the proceeds to acquire all of the issued shares of the Association.

    The Company is headquartered in Lake Success, New York and its principal business currently consists of the operation of its wholly-owned subsidiary, the Association. The Association's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in one-to-four family residential mortgage loans and mortgage-backed and mortgage-related securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations.

    The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loans and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expenses, and income tax expense. General and administrative expense consists primarily of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premium, advertising and other operating expenses. Other non-interest expense consists of real estate operations, net, provision for real estate losses and amortization of excess of cost over fair value of net assets acquired. The earnings of the Company may also significantly be affected by general economic and competitive conditions, particularly changes in market interest rates and yield curves, government policies and actions of regulatory authorities.

FIDELITY ACQUISITION

    After the close of business on January 31, 1995, the Company successfully completed the acquisition of Fidelity New York F.S.B. ("Fidelity") in a transaction which was accounted for as a purchase. The cost of the acquisition was $157.8 million, and, in addition, the Company incurred approximately $21.3 million of acquisition-related costs, of which $3.3 million was for the buyout of leased data processing equipment. As a result of the acquisition, after the close of business on January 31, 1995, the Company had approximately $6.4 billion in assets and $4.3 billion in deposits. Subsequent to the acquisition, the Company restructured the resulting investment portfolio by selling $521.1 million of securities acquired in the acquisition and utilizing the proceeds from the sale to repay $417.0 million of borrowings. The excess of cost over the fair value of net assets acquired generated in the transaction was $112.1 million, which is being amortized on a straight line basis over 15 years.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans, mortgage-backed and mortgage-related securities, and other securities. The Company's normal primary uses of funds are purchases and originations of mortgage loans, and the purchases of mortgage-backed, mortgage-related and other securities. During the first quarter of 1995, the Company's primary use of funds was for the acquisition of Fidelity. During the first quarter of 1996, the Company's purchases and originations of mortgage loans totaled $186.0 million, of which $94.1 million were purchased, versus $28.9 million and $25.6 million of purchases and originations, respectively, during the first quarter of 1995. The Company's purchases of mortgage-backed, mortgage-related and other securities during the first quarter of 1996 totaled $349.9 million of which $180.4 million are classified as available-for-sale.

    The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision (OTS). The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Association's liquidity ratios were 6.78% and 7.09% at March 31, 1996 and December 31, 1995, respectively, while its short-term liquidity ratios were 2.88% and 2.50% at March 31, 1996 and December 31, 1995, respectively. In the normal course of its business, the Association routinely enters into various commitments, primarily relating to leasing certain of its office facilities and lending commitments. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

    Stockholders' equity totaled $573.3 million at March 31, 1996 compared to $590.7 million at December 31, 1995, reflecting the Company's earnings for the quarter, the amortization of the unallocated portion of shares held by the Employee Stock Ownership Plan (ESOP) and the unearned portion of shares held by the Recognition and Retention Plans (RRPs) and related tax benefit, the effect of the treasury stock purchases, dividends paid on common stock and the change in the net unrealized (losses) gains on securities, net of taxes.

    During the year ended December 31, 1995, the Company repurchased 735,876 of its common shares for an aggregate cost of $26.6 million, bringing the cumulative total of common shares repurchased, through December 31, 1995, to 1,879,918 for an aggregate cost of $60.8 million. An additional five percent stock repurchase plan to repurchase up to 5% of its then outstanding common shares of 11,304,970 or 565,248 shares, was approved by the Board of Directors on December 21, 1995. During the first quarter of 1996, the Company repurchased 361,500 of its common shares at an aggregate cost of $18.2 million.

    On March 1, 1996, the Company paid its third consecutive cash dividend equal to $.20 per share on 11,219,970 shares of common stock outstanding as of the close of business on February 15, 1996, aggregating $2.2 million. At its Board of Directors meeting held on April 17, 1996, the Company increased its quarterly cash dividend to $.22 per share and also declared a two-for-one stock split, in the form of a 100% stock dividend. The additional shares will be distributed and the cash dividend is payable, on the total number of shares held before the stock split, on June 3, 1996 to shareholders of record at the close of business on May 15, 1996.

    On January 26, 1996, the Association paid a $25.0 million cash dividend to the Company which was primarily used to fund the Company's stock repurchases during the first quarter of 1996. On March 1, 1996, the Association paid an additional cash dividend aggregating $2.2 million to the Company. At its Board of Directors meeting held on April 17, 1996, the Association declared a cash dividend aggregating $2.4 million, to be payable on June 3, 1996 to its shareholder of record (the Company) at the close of business on May 15, 1996.

    While the payment of the Company's cash dividend is not subject to the Association's payment of a dividend to the Company, the ability of the Company to continue to fund the payment of future cash dividends is dependent, to a degree, upon the Association continuing to declare and pay cash dividends to the Company.

    At the time of conversion, the Association was required to establish a liquidation account equal to its capital as of June 30, 1993. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account. As a result of the Fidelity acquisition, the Association assumed the obligation of Fidelity's liquidation account. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholder's equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. As of March 31, 1996, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible and core ratios of 6.19% and a risk-based capital ratio of 19.03%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

INTEREST RATE SENSITIVITY ANALYSIS

    The Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of its assets and the liabilities which fund them. Management has established a policy to monitor interest rate sensitivity so that adjustments to the asset and liability mix, when deemed appropriate, can be made on a timely basis.

    The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period.

    At March 31, 1996, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.3 billion, representing a positive cumulative one-year gap of 19.2% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.4 billion, representing a positive cumulative one-year gap of 21.7% of total assets at December 31, 1995. The slight decrease from the December 31, 1995 gap position was due to several factors, including a significant number of fifteen month certificates of deposit moving to the one-year or less maturity category as of March 31, 1996. Included in interest-earning assets repricing or maturing in one year or less are mortgage-backed, mortgage-related and other securities available-for-sale. The reclassification of these securities to available-for-sale was made as of December 31, 1995, as permitted by a Special Report issued by the Financial Accounting Standards Board. If the reclassification of securities had not occurred, interest-bearing liabilities maturing or repricing within one year, at March 31, 1996, would have exceeded net interest-earning assets maturing or repricing within the same time period by $102.1 million, representing a negative cumulative one-year gap of 1.5% of total assets.

    The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial agreements with third parties to hedge its position. During 1994, the Company, as part of its overall interest rate risk management strategy, purchased an interest rate cap with a notional amount of $105.0 million on which the Company receives a payment, based on the notional amount, equal to the three month LIBOR in excess of 5% on any reset date for the reset period, and simultaneously sold an interest rate cap on the same amount pursuant to which the Company makes a payment, based on the notional amount, equal to the three month LIBOR in excess of 7% on any reset date for the reset period. These transactions, referred to, in the aggregate, as a corridor, have been structured to reset quarterly on the same dates and mature on the same date as a $105.0 million reverse repurchase agreement bearing interest at the three month LIBOR, which matured on March 15, 1996. During the second quarter of 1995, the Company entered into an interest rate swap with a notional amount of $50.0 million, the effect of which was to convert a medium term $50.0 million borrowing, with a variable rate equal to the three month LIBOR, to a fixed rate borrowing equal to 6.632%, by agreeing, within the interest rate swap agreement, to pay a fixed rate of interest equal to 6.632% and receive the three month LIBOR. The agreement matures on April 21, 1997, the same date as the borrowing. Additionally, the Company purchased various callable debt securities and has entered into callable reverse repurchase agreements. At March 31, 1996, $226.5 million of debt securities and $475.0 million of reverse repurchase agreements, set forth in the following table at their maturity dates, were callable within one year.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1996, which are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities is subject to customer discretion and competitive and other pressures. The duration of mortgage-backed and mortgage-related securities can be significantly impacted by changes in mortgage prepayment rates. Prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables, and the assumability of the underlying mortgages. However, the largest determinant of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Therefore, actual experience may vary from that indicated. In addition, the available-for-sale securities may or may not be sold, or effectively repriced, since that activity is subject to management's discretion.

                                                                                    At March 31, 1996
                                                       --------------------------------------------------------------------
                                                                        More Than      More Than
                                                                        One Year      Three Years
                                                         One Year         to              to         More than
                                                         or Less      Three Years     Five Years     Five Years    Total
                                                       --------------------------------------------------------------------
                                                                                (Dollars in Thousands)
Interest-earning assets:
     Mortgage loans (1)                                $  800,721    $   552,558     $ 223,253     $  493,866    $2,070,398
     Consumer and other loans (1)                          40,591         10,606         7,265           --          58,462
     Federal funds sold and
       repurchase agreements                               25,000           --            --             --          25,000
     Mortgage-backed, mortgage-related
       and other securities available-for-sale          2,486,555           --            --             --       2,486,555
     Mortgage-backed and mortgage-
       related securities held-to-maturity                389,752        230,250       175,948        599,917     1,395,867
     Other securities held-to-maturity                     87,554         12,340        50,800        188,822       339,516
                                                       --------------------------------------------------------------------
       Total interest-earning assets                    3,830,173        805,754       457,266      1,282,605     6,375,798
Less:
     Unearned discount, premium
       and deferred fees (2)                                4,187          2,889         1,167          2,583        10,826
                                                       --------------------------------------------------------------------
     Net interest-earning assets                        3,825,986        802,865       456,099      1,280,022     6,364,972
                                                       --------------------------------------------------------------------

Interest-bearing liabilities:
     Savings                                              196,800        289,408       289,400        382,330     1,157,938
     NOW                                                   29,604         26,048        21,312         41,437       118,401
     Money market                                         130,536        111,888        93,240         37,297       372,961
     Certificates of deposit                            1,604,971        862,438       135,555            307     2,603,271
     Borrowed funds                                       576,508      1,180,000         5,000         10,000     1,771,508
                                                       --------------------------------------------------------------------
       Total interest-bearing liabilities               2,538,419      2,469,782       544,507        471,371     6,024,079
                                                       --------------------------------------------------------------------

Interest sensitivity gap                               $1,287,567    $(1,666,917)    $ (88,408)    $  808,651    $  340,893
                                                       ====================================================================

Cumulative interest sensitivity gap                    $1,287,567    $  (379,350)    $(467,758)    $  340,893
                                                       ====================================================================

Cumulative interest sensitivity gap
     as a percentage of total assets                        19.19%         (5.66)%       (6.97)%         5.08%

Cumulative net interest-earning assets
     as a percentage of interest-bearing liabilities       150.72%         92.43%        91.58%        105.66%

(1) For purposes of this analysis, mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(2) For purposes of this analysis, unearned discount, premium and deferred fees are prorated.

    Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW and money market accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters ended March 31, 1996 and 1995. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters ended March 31, 1996 and 1995.

                                                                              QUARTER ENDED MARCH 31,
                                                        --------------------------------------------------------------------
                                                                       1996                            1995
                                                        -------------------------------  -----------------------------------
                                                                                AVERAGE                          AVERAGE
                                                          AVERAGE               YIELD/     AVERAGE                YIELD/
ASSETS:                                                   BALANCE    INTEREST   COST       BALANCE    INTEREST    COST
                                                        -------------------------------  -----------------------------------
                                                                              (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Mortgage loans                                      $2,056,596   $ 42,524    8.27%   $1,696,891   $35,173    8.29%
    Consumer and other loans                                60,701      1,525   10.05%       59,550     1,560   10.48%
    Mortgage-backed and mortgage-
      related securities (1)                             3,677,625     62,916    6.84%    3,062,498    52,016    6.79%
    Federal funds sold and
      repurchase agreements                                 77,577      1,055    5.44%      226,010     2,947    5.22%
    Other securities (1)                                   492,579      7,814    6.35%      381,707     6,187    6.48%
                                                        ----------   --------            ----------   -------
    Total interest-earning assets                        6,365,078    115,834    7.28%    5,426,656    97,883    7.21%
                                                                     --------                         -------
  Non-interest-earning assets                              279,356                          264,917
                                                        ----------                       ----------

        Total assets                                    $6,644,434                       $5,691,573
                                                        ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
    Savings                                             $1,151,797      7,285    2.53%   $1,184,314     7,494    2.53%
    Certificates of deposit                              2,577,554     35,261    5.47%    2,380,989    31,188    5.24%
    NOW                                                    222,752      1,125    2.02%      213,393     1,083    2.03%
    Money market                                           258,960      2,370    3.66%      160,607     1,010    2.52%
    Borrowed funds                                       1,727,286     25,059    5.80%    1,105,036    14,320    5.18%
                                                        ----------    -------            ----------   -------
      Total interest-bearing liabilities                 5,938,349     71,100    4.79%    5,044,339    55,095    4.37%
                                                                      -------                         -------
  Non-interest-bearing liabilities                         116,460                           89,143
                                                        ----------                       ----------

        Total liabilities                                6,054,809                        5,133,482
  Stockholders' equity                                     589,625                          558,091
                                                        ----------                       ----------

  Total liabilities and stockholders' equity            $6,644,434                       $5,691,573
                                                        ==========                       ==========

  Net interest income/net interest rate spread (2)                   $ 44,734    2.49%                $42,788    2.84%
                                                                     ========   =====                 =======   =====

  Net interest-earning assets/net interest margin (3)   $  426,729               2.81%   $  382,317              3.15%
                                                        ==========              =====    ==========             =====

  Ratio of interest-earning assets to interest-
    bearing liabilities                                      1.07x                            1.08x
                                                        =========                        =========

(1) Securities available-for-sale are reported at average amortized cost.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                    Quarter Ended March 31, 1996
                                                            Compared to
                                                    Quarter Ended March 31, 1995
                                                   ---------------------------------
                                                         Increase (Decrease)
                                                   ---------------------------------

                                                    Volume       Rate       Net
                                                   --------     ------    -------
                                                            (In Thousands)
 Interest-earning assets:
     Mortgage loans..............................  $  7,939    $  (588)   $  7,351
     Consumer and other loans....................       153       (188)        (35)
     Mortgage-backed and mortgage-
        related securities.......................    10,515        385      10,900
     Federal funds sold and repurchase
        agreements...............................    (2,712)       820      (1,892)
     Other securities............................     2,450       (823)      1,627
                                                   --------    -------    --------

              Total..............................    18,345       (394)     17,951
                                                   --------    -------    --------

Interest-bearing liabilities:
     Savings.....................................      (209)         0        (209)
     Certificates of deposit.....................     2,659      1,414       4,073
     NOW.........................................        76        (34)         42
     Money market................................       782        578       1,360
     Borrowed funds..............................     8,857      1,882      10,739
                                                   --------    -------    --------

            Total................................    12,165      3,840      16,005
                                                   --------    -------    --------
     Net change in net interest
        income...................................  $  6,180    $(4,234)   $  1,946
                                                   ========    =======    ========

ASSET QUALITY

  One of the Company's key operating objectives has been and continues to be improving asset quality. Through a variety of strategies, including borrower workout arrangements and aggressive marketing of owned properties, the Company has taken an active role in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies have resulted in a reduction of non-performing assets of $10.8 million, which was primarily from non-accrual mortgage loans and real estate owned, net, with reductions of $4.9 million and $5.1 million, respectively. The following tables show a comparison of delinquent loans and non-performing assets as of March 31, 1996 and December 31, 1995.

                                                                     DELINQUENT LOANS
                                                                     ----------------
                                                  AT MARCH 31, 1996                     AT DECEMBER 31, 1995
                                         ------------------------------------   ------------------------------------
                                            60-89 DAYS       90 DAYS OR MORE        60-89 DAYS      90 DAYS OR MORE
                                         ----------------   -----------------   -----------------  -----------------
                                         NUMBER  PRINCIPAL  NUMBER  PRINCIPAL   NUMBER  PRINCIPAL  NUMBER  PRINCIPAL
                                           OF     BALANCE     OF     BALANCE      OF    BALANCE      OF     BALANCE
                                         LOANS    OF LOANS  LOANS   OF LOANS    LOANS   OF LOANS   LOANS    OF LOANS
                                         ------  ---------  ------  ---------   ------  ---------  ------  ---------
                                                                  (Dollars in Thousands)

      One-to-four family......            118     $7,229     327   $30,370       118    $8,173       366      $33,384
      Multi-family............              5        622      13     1,963         3       336        17        2,851
      Commercial real estate .              3        384      20     4,455         3       384        21        4,698
      Construction and land...              -          -       8     1,154         -         -        10        2,271
      Consumer and other loans             45        291      67     1,435        47       622        65        1,276
                                          ---     ------     ---   -------      ----   -------       ---      -------

          Total delinquent loans          171     $8,526     435   $39,377       171    $9,515       479      $44,480
                                          ===     ======     ===   =======      ====    ======      ====      =======

  Delinquent loans to total
       loans..................                      .39%              1.82%               0.46%                  2.16%

                              NON-PERFORMING ASSETS

                                                                  AT            AT
                                                               MARCH 31,    DECEMBER 31,
                                                                 1996          1995
                                                               ---------    ----------
Non-accrual delinquent mortgage loans ...........              $32,540       $37,394
Non-accrual delinquent consumer
     and other loans ............................                1,435         1,276
Mortgage loans delinquent 90 days or more (1) ...                5,402         5,810
                                                               -------       -------
     Total non-performing loans .................               39,377        44,480
                                                               -------       -------

Real estate owned, net (2) ......................               12,584        17,677
Investment in real estate, net (3) ..............                5,073         5,654
                                                               -------       -------
    Total real estate owned and investment
       in real estate, net ......................               17,657        23,331
                                                               -------       -------
           Total non-performing assets ..........              $57,034       $67,811
                                                               =======       =======

Allowance for loan losses to non-performing loans                34.02%        30.34%
Allowance for loan losses to total loans ........                 0.62%         0.65%


  (1) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments.

  (2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.

  (3)  Investment in real estate is recorded at the lower of cost or fair value.

The following table sets forth the composition of the Company's loan portfolio at March 31, 1996 and December 31, 1995.

                                             At March 31,           At December 31,
                                                 1996                     1995
                                        ----------------------  ------------------------
                                                        Percent                 Percent
                                                          of                      of
                                            Amount      Total       Amount       Total
                                                       (Dollars in Thousands)
MORTGAGE LOANS:
    One-to-four family ..............   $ 1,838,882     84.81%   $ 1,748,284     84.82%
    Multi-family ....................       118,199      5.45        109,944      5.34
    Commercial real estate ..........       140,174      6.47        128,668      6.24
    Construction ....................        11,085      0.51         12,598      0.61
                                        -----------    ------    -----------    ------

       Total mortgage loans .........     2,108,340     97.24      1,999,494     97.01
                                        -----------    ------    -----------    ------

CONSUMER AND OTHER LOANS:
    Home equity .....................        37,388      1.72         38,761      1.88
    Credit card .....................         8,103      0.37          8,578      0.42
    Passbook ........................         3,145      0.15          2,915      0.14
    Agency for International
       Development ..................         1,146      0.05          1,193      0.06
    Auto ............................           821      0.04            955      0.04
    Personal ........................         3,776      0.17          3,708      0.18
    Other ...........................         5,518      0.26          5,564      0.27
                                        -----------    ------    -----------    ------

       Total consumer and other loans        59,897      2.76         61,674      2.99
                                        -----------    ------    -----------    ------

       Total loans ..................     2,168,237    100.00%     2,061,168    100.00%
                                        -----------    ======    -----------    ======

LESS:

    Unearned discount, premium and
       deferred loan fees, net ......        (4,108)                  (4,030)
    Allowance for loan losses .......       (13,397)                 (13,495)
                                        -----------              -----------

       Total loans, net .............   $ 2,150,732              $ 2,043,643
                                        ===========              ===========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair values of mortgage-backed, mortgage-related and other securities available-for-sale and held-to-maturity at March 31, 1996 and December 31, 1995.

                                                                            At March 31, 1996
                                                                            -----------------
                                                                         Gross         Gross         Estimated
                                                          Amortized    Unrealized    Unrealized         Fair
                                                             Cost        Gains         Losses           Value
                                                          ---------    ----------    ----------      ----------
                                                                            (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                 $  252,445      $ 2,931      $ (1,374)      $  254,002
       FHLMC certificates                                   315,792        2,038        (2,493)         315,337
       FNMA certificates                                     54,612          171          (122)          54,661
       REMICs:
           Agency issuance                                1,141,907        4,536       (15,702)       1,130,741
           Private issuance                                  17,673            4          (228)          17,449
           Residuals                                          2,419           16          --              2,435
       Other mortgage-related                               497,083        4,698          (605)         501,176
                                                         ----------      -------      --------       ----------

             Total mortgage-backed and
               mortgage-related securities                2,281,931       14,394       (20,524)       2,275,801
                                                         ----------      -------      --------       ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                            149,722          546        (1,873)         148,395
       Equity securities                                     60,885        1,455           (62)          62,278
       Other                                                     73            8          --                 81
                                                         ----------      -------      --------       ----------

             Total other securities                         210,680        2,009        (1,935)         210,754
                                                         ----------      -------      --------       ----------

Total Available-for-Sale                                 $2,492,611      $16,403      $(22,459)      $2,486,555
                                                         ==========      =======      ========       ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                 $  100,884      $ 4,687      $    (98)      $  105,473
       FHLMC certificates                                    34,433        1,275          (190)          35,518
       FNMA certificates                                     23,965           93          (669)          23,389
       CMOs                                                   8,755           94           (45)           8,804
       REMICs:
           Agency issuance                                  968,655        3,869       (13,738)         958,786
           Private issuance                                 252,466           10        (7,467)         245,009
       Other mortgage-related                                   352         --            --                352
                                                         ----------      -------      --------       ----------

             Total mortgage-backed and
               mortgage-related securities                1,389,510       10,028       (22,207)       1,377,331
                                                         ----------      -------      --------       ----------

  Other securities:
       Obligations of the U.S.
           Government and agencies                          245,181         --          (3,241)         241,940
       Obligations of states and
           political subdivisions                            51,587         --            (140)          51,447
       Corporate debt securities                             10,033          132            (2)          10,163
                                                         ----------      -------      --------       ----------

             Total other securities                         306,801          132        (3,383)         303,550
                                                         ----------      -------      --------       ----------

Total Held-to-Maturity                                   $1,696,311      $10,160      $(25,590)      $1,680,881
                                                         ==========      =======      ========       ==========

                                                                    At December 31, 1995
                                                                    --------------------
                                                                     Gross         Gross         Estimated
                                                     Amortized     Unrealized    Unrealized        Fair
                                                        Cost         Gains         Losses          Value
                                                    ----------     ----------    ----------     -----------
                                                                     (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                            $  156,330      $ 3,082       $  --         $  159,412
       FHLMC certificates                              332,109        4,363          (635)         335,837
       FNMA certificates                               147,016        1,425           (17)         148,424
       REMICs:
           Agency issuance                           1,116,842        9,418        (5,584)       1,120,676
           Private issuance                             19,788           41           (58)          19,771
           Residuals                                     2,645         --             (15)           2,630
       Other mortgage-related                          540,565        5,900          (393)         546,072
                                                    ----------      -------      --------       ----------

             Total mortgage-backed and
               mortgage-related securities           2,315,295       24,229        (6,702)       2,332,822
                                                    ----------      -------      --------       ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                       149,990        1,023          (446)         150,567
       Equity securities                                30,885        1,719          (101)          32,503
       Other                                                76         --            --                 76
                                                    ----------      -------      --------       ----------

             Total other securities                    180,951        2,742          (547)         183,146
                                                    ----------      -------      --------       ----------

Total Available-for-Sale                            $2,496,246      $26,971      $ (7,249)      $2,515,968
                                                    ==========      =======      ========       ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                            $  105,589      $ 4,566      $    (22)      $  110,133
       FHLMC certificates                               36,503        1,406           (16)          37,893
       FNMA certificates                                24,613          150          (476)          24,287
       CMOs                                             10,638          119           (46)          10,711
       REMICs:
           Agency issuance                             961,536        9,169        (4,396)         966,309
           Private issuance                            194,411          412        (3,922)         190,901
       Other mortgage-related                              354         --            --                354
                                                    ----------      -------      --------       ----------

             Total mortgage-backed and
               mortgage-related securities           1,333,644       15,822        (8,878)       1,340,588
                                                    ----------      -------      --------       ----------

  Other securities:
       Obligations of the U.S.
           Government and agencies                     220,181        1,022        (2,460)         218,743
       Obligations of states and
           political subdivisions                       51,753            2           (96)          51,659
       Corporate debt securities                         9,964         --            (174)           9,790
                                                    ----------      -------      --------       ----------

             Total other securities                    281,898        1,024        (2,730)         280,192
                                                    ----------      -------      --------       ----------

Total Held-to-Maturity                              $1,615,542      $16,846      $(11,608)      $1,620,780
                                                    ==========      =======      ========       ==========

COMPARISON OF FINANCIAL CONDITION AS OF
MARCH 31, 1996 AND DECEMBER 31, 1995
AND OPERATING RESULTS FOR THE QUARTERS ENDED
MARCH 31, 1996 AND 1995

FINANCIAL CONDITION

       At March 31, 1996, the Company's total assets were $6.7 billion compared to $6.6 billion at December 31, 1995. The increase was primarily due to growth in the mortgage loan portfolio. Mortgage loans originated and purchased during the first quarter of 1996 totaled $186.0 million, compared to $48.8 million in the 1995 first quarter. Deposits increased $43.9 million during the first quarter of 1996 and borrowed funds increased $66.8 million, primarily in the form of additional reverse repurchase agreements. During the first quarter of 1996, the Company implemented a program which converted its NOW accounts to a master account consisting of a NOW sub-account and a money market sub-account. The result of this change was a substantial shift of deposits from NOW accounts to money markets. While this program has no effect on the Company's depositors, it is expected to provide additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of New York. Stockholders equity decreased $17.4 million to $573.3 million which reflects the repurchase of 361,500 shares of common stock during the first quarter, the net change in the market valuation, net of taxes, of securities available-for-sale and dividends paid, offset by net income and the amortization relating to ESOP and RRP stock and related tax benefit.

RESULTS OF OPERATIONS

GENERAL

         Earnings per share increased 29.5% from the first quarter of 1995 as compared to the first quarter of 1996, from $1.05 per share to $1.36, respectively. Net income for the three months ended March 31, 1996 increased $3.1 million to $14.7 compared to $11.6 million for the comparable period in 1995. As a result of the increase in net income, return on average equity increased from 8.31% for the 1995 first quarter to 9.98% for the 1996 first quarter in addition to an increase on return on average assets from 0.81% for the 1995 first quarter to 0.89% for the 1996 first quarter. This increase was a result of increases in net interest income and non-interest income, disposals of investments in real estate and real estate owned, and a reduction in the provision for loan losses, offset by an increase in general and administrative expense. The improvements in net interest income and non-interest income were primarily due to the Fidelity acquisition after the close of business on January 31, 1995.

NET INTEREST INCOME

         Net interest income increased $1.9 million from $42.8 million in the first quarter of 1995 to $44.7 million in the comparable quarter of 1996. The increase is due to the 17.3% growth in average interest-earning assets to $6.4 billion from $5.4 billion, reflecting the acquisition of Fidelity as of the close of business on January 31, 1995 and internal asset growth. This increase was offset by the decrease in the net interest spread from 2.84% in 1995 to 2.49% in 1996, which was primarily due to higher deposit and borrowing costs during 1996. The higher cost of funds was due to the significant decay in passbook savings accounts to higher costing certificates of deposit in 1995, as well as increased levels of borrowings during 1995 and the first quarter of 1996.

PROVISION FOR LOAN LOSSES

         Provision for loan losses decreased $479,000, to $522,000 for the first three months of 1996, compared to $1.0 million for the comparable period in 1995. This decrease reflects the reduction in non-performing loans, from $66.8 million at March 31, 1995 to $44.5 million at December 31, 1995 and $39.4 million at March 31, 1996.

NON-INTEREST INCOME

         Non-interest income was $3.6 million in the current quarter compared to $2.0 million for the first quarter of 1995. This increase resulted from gains recognized on sales of securities of $761,800, the full quarterly impact of the Fidelity acquisition and increased customer service fees. The gains on sales of securities were the result of the Company selling FNMA mortgage-backed securities, classified available-for-sale, with principal balances totaling $78.1 million and related premiums aggregating $3.6 million. These transactions were completed as part of the Company's strategy to mitigate the prepayment risk associated with retaining securities with large premium balances.

NON-INTEREST EXPENSE

         Non-interest expense decreased $2.0 million, to $21.4 million in the current quarter, from $23.4 million for the first quarter of 1995. General and administrative expenses increased from $21.5 million in 1995 to $23.9 million in 1996 due to an increase in compensation, benefits (including a $571,000 increase in the amortization relating to allocation of ESOP stock) and occupancy expenses resulting from the full quarterly impact of the Fidelity acquisition. These increases in general and administrative expense were slightly offset by a decrease in advertising expense of $829,000 from $1.6 million during the first quarter of 1995 to $747,000 for the comparable 1996 quarter. The increase in general and administrative expense was more than offset by an overall decrease in real estate operations and the recovery of real estate losses of $5.0 million resulting from gains on dispositions of real estate owned and investments in real estate.

INCOME TAX EXPENSE

         Income tax expense increased $2.8 million, from $8.8 million in 1995 to $11.6 million in 1996. This increase was due primarily to the increase in income before income taxes of $5.9 million, from $20.4 million for the first quarter of 1995 to $26.3 million for the first quarter of 1996.

IMPACT OF PROPOSED LEGISLATION

         The Balanced Budget Act of 1995 ("Budget Act"), which was approved by the Congress but vetoed by the President, included provisions that focused on a recapitalization of the Savings Association Insurance Fund ("SAIF"). Under the provisions of the Budget Act, all SAIF member institutions would pay a special assessment to recapitalize the SAIF, and the assessment base for the payments on FICO bonds would be expanded to include the deposits of both institutions insured by the SAIF and by the Bank Insurance Fund ("BIF"). The amount of the special assessment required to recapitalize the SAIF was then estimated to be approximately 80 basis points of the SAIF assessable deposits. This estimate of the special SAIF assessment was less than the assessment of 85 to 90 basis points that had been previously estimated. The special assessment would have been imposed on the first business day of January, 1996, or on such other date prescribed by the FDIC no later than 60 days after enactment of the Budget Act, based on the amount of SAIF deposits on March 31, 1995. The Budget Act would have also permitted BIF-insured institutions with deposits subject to SAIF assessments to reduce such SAIF-deposits by 20% in computing the institution's special assessment. If an 85 or a 90 basis point assessment were assessed against the Company's deposits as of March 31, 1995, the aggregate special SAIF assessment would be approximately $36.9 million or $39.1 million, before taxes, respectively, and an assessment of 80 basis points would be $34.7 million, before taxes. It is expected that any SAIF special assessment would be deductible for tax purposes in the year that it is paid.

         The Budget Act also provided for the merger of the BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. Congressional leaders had also agreed that Congress should consider and act upon separate legislation to eliminate the thrift charter as early as possible in 1996. If adopted, such legislation would require that the Company, as a federal savings association, convert to a different form of charter. Such a requirement to convert charters could cause the Company to lose the favorable tax treatment for its bad debt reserves that it currently enjoys under section 593 of the Internal Revenue Code ("Code") and to have all or part of its existing bad debt reserve recaptured into income.

         The Budget Act was vetoed by the President. However, the above described provisions of the Budget Act were not the basis for the President's veto, and in the past Congressional leaders have indicated that these provisions may be the basis for future legislation to recapitalize the SAIF. If enacted by Congress, such legislation would have the effect of reducing the capital of SAIF member institutions by the after-tax cost of the special SAIF assessment, plus any related additional tax liabilities. Such legislation would also have the effect of substantially reducing or eliminating any differential that may otherwise be required in the premium assessment rates for the BIF and SAIF. However, although there is strong support for the legislation, its outcome is uncertain.

         Under section 593 of the Internal Revenue Code, thrift institutions such as the Association, which meet certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Association's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Association's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Association's bad debt reserve are permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method is 32% rather than 8%.

         Under pending legislative proposals, section 593 of the Code would be amended and the Association, as a "large bank" (one with assets having an adjusted basis of more than $500 million), would be unable to make additions to its tax bad debt reserve, would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (that is, take into income) over a multi-year period, beginning with the Association's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser amount if the Association's loan portfolio has decreased since December 31, 1987. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996, in which the Association originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding January 1, 1996. In addition, if section 593 of the Code is so amended, the Association may be required for New York State and New York City tax purposes to include in its entire net income the excess of its post-December 31, 1987 New York State and New York City reserves for losses on qualifying real property loans over its reserve for losses on such loans maintained for federal income tax purposes (the "Excess Reserves"). Accordingly, if the pending legislative proposals are enacted in their present form, unless further legislation is adopted in New York, the Association may be required to take its Excess Reserves into income in computing its New York State and City taxes for its taxable year beginning January 1, 1996. If section 593 of the Code is so amended, the Association would incur an additional tax liability of approximately $3.5 million. At this time, the Company cannot predict whether any legislative proposal regarding amendments to the Code related to addition to or recapture of its tax bad debt reserve will be adopted as proposed.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         No material events occurred with respect to legal proceedings during the quarter ended March 31, 1996, not previously reported.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              11.  Statement Re: Computation of Per Share Earnings

              27.  Financial Data Schedule

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Astoria Financial Corporation

Dated:   May 10, 1996               By:  /s/        Monte N. Redman
       -------------------               --------------------------
                                         Monte N. Redman
                                         Senior Vice President and Chief
                                         Financial Officer


Dated:   May 10, 1996               By:  /s/        Frank E. Fusco
       -------------------               --------------------------
                                         Frank E. Fusco
                                         First Vice President, Chief Accounting
                                         Officer and Controller

                              Exhibit Index
                              -------------

Exhibit No.               Identification of Exhibit
- - -----------               -------------------------

    11.                   Statement Re: Computation of Per Share Earnings

    27.                   Financial Data Schedule