Form 10-Q
period 1996-06-30
ASTORIA FINANCIAL CORP
filed 1996-08-13
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

                                 YES  X  NO
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK           NUMBER OF SHARES OUTSTANDING, JULY 31, 1996
- -----------------------           -------------------------------------------
    .01 PAR VALUE                                 21,509,444
    -------------                                 ----------

                         PART 1 -- FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
Item 1.  Financial Statements.

         Consolidated Statements of Financial Condition at June 30, 1996 and                       2
         December 31, 1995.

         Consolidated Statements of Operations for the Three and Six Months                        3
         Ended June 30, 1996 and June 30, 1995.

         Consolidated Statement of Stockholders' Equity for the Six Months                         4
         Ended June 30, 1996.

         Consolidated Statements of Cash Flows for the Six Months Ended                            5
         June 30, 1996 and June 30, 1995.

         Notes to Unaudited Consolidated Financial Statements.                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and                           8
         Results of Operations.



                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                       24

Item 2.   Changes in Securities                                                                   24

Item 3.   Defaults Upon Senior Securities                                                  (Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders                                     24

Item 5.   Other Information                                                                       25

Item 6.   Exhibits and Reports on Form 8-K                                                        25
          (a)  Exhibits
                  (11)  Computation of Per Share Earnings
                  (27)  Financial Data Schedule

          (b)     Reports on Form 8-K                                                      (Not Applicable)

          Signatures                                                                              26

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,    DECEMBER 31,
Assets                                                                            1996          1995
- ------                                                                       -----------    ------------
Cash and due from banks                                                      $    27,086    $    33,869
Federal funds sold and repurchase agreements                                      22,200        100,000
Mortgage-backed and mortgage-related securities
  available-for-sale (at estimated fair value)                                 2,249,216      2,332,822
Other securities available-for-sale (at estimated fair value)                    208,500        183,146
Mortgage-backed and mortgage-related securities
  held-to-maturity  (estimated fair value of $1,331,460
  and $1,340,588, respectively)                                                1,358,644      1,333,644
Other securities held-to-maturity (estimated fair value
  of $478,566 and $280,192, respectively)                                        489,840        281,898
Federal Home Loan Bank of New York stock                                          32,354         24,975

Loans receivable:
  Mortgage loans                                                               2,348,545      1,995,475
  Consumer and other loans                                                        57,687         61,663
                                                                             -----------    -----------
                                                                               2,406,232      2,057,138
  Less allowance for loan losses                                                  13,335         13,495
                                                                             -----------    -----------
    Loans receivable, net                                                      2,392,897      2,043,643

Real estate owned, net                                                            11,781         17,677
Investments in real estate, net                                                    5,119          5,654
Accrued interest receivable                                                       40,241         35,931
Premises and equipment, net                                                       82,027         80,083
Excess of cost over fair value of net assets acquired
  and other intangibles                                                          104,680        109,022
Other assets                                                                      53,798         37,738
                                                                             -----------    -----------

         Total assets                                                        $ 7,078,383    $ 6,620,102
                                                                             ===========    ===========

Liabilities and Stockholders' Equity

Liabilities:
   Deposits:
     Savings                                                                 $ 1,155,132    $ 1,154,777
     Money market                                                                441,327        218,653
     NOW                                                                         124,195        314,288
     Certificates                                                              2,757,494      2,575,703
                                                                             -----------    -----------
      Total deposits                                                           4,478,148      4,263,421

   Reverse repurchase agreements                                               1,855,350      1,483,329
   Federal Home Loan Bank of New York advances                                   141,540        221,362
   Mortgage escrow funds                                                          25,529         22,585
   Accrued expenses and other liabilities                                         16,149         38,720
                                                                             -----------    -----------
         Total liabilities                                                     6,516,716      6,029,417
                                                                             -----------    -----------

Stockholders' Equity:
   Preferred stock, $.01 par value; (5,000,000 shares
     authorized; none issued)                                                       --             --
   Common stock, $.01 par value; (70,000,000 shares authorized: 26,361,704
     issued; 21,509,444 and 22,609,940 shares outstanding, respectively)             264            264
   Additional paid-in capital                                                    327,842        325,992
   Retained earnings - substantially restricted                                  373,552        351,923
   Treasury stock (4,852,260 and 3,751,764 shares, at cost, respectively)        (89,258)       (60,693)
   Net unrealized (losses) gains on securities, net of taxes                     (16,362)        11,126
   Unallocated common stock held by ESOP                                         (25,918)       (27,355)
   Unearned common stock held by RRPs                                             (8,453)       (10,572)
                                                                             -----------    -----------
         Total stockholders' equity                                              561,667        590,685
                                                                             -----------    -----------

         Total liabilities and stockholders' equity                          $ 7,078,383    $ 6,620,102
                                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      ---------------------------       ----------------------------
                                                          1996           1995               1996            1995
                                                      ------------   ------------       ------------    ------------
                                                                               (UNAUDITED)
Interest income:
   Mortgage loans                                     $     44,962   $     37,425       $     87,486    $     72,598
   Consumer and other loans                                  1,516          1,722              3,041           3,282
   Mortgage-backed and mortgage-related securities          62,660         58,914            125,576         110,930
   Federal funds sold and repurchase agreements                893          3,977              1,948           6,924
   Other securities                                         11,211          5,845             19,025          12,032
                                                      ------------   ------------       ------------    ------------
      Total interest income                                121,242        107,883            237,076         205,766
                                                      ------------   ------------       ------------    ------------

Interest expense:
   Deposits                                                 47,088         47,425             93,129          88,200
   Borrowed funds                                           27,330         18,528             52,389          32,848
                                                      ------------   ------------       ------------    ------------
      Total interest expense                                74,418         65,953            145,518         121,048
                                                      ------------   ------------       ------------    ------------

Net interest income                                         46,824         41,930             91,558          84,718
Provision for loan losses                                    2,042            827              2,564           1,828
                                                      ------------   ------------       ------------    ------------
Net interest income after provision for loan losses         44,782         41,103             88,994          82,890
                                                      ------------   ------------       ------------    ------------

Non-interest income:
   Customer service fees                                     1,810          1,411              3,433           2,406
   Loan fees                                                   436            443                894             798
   Net gain on sales of securities and loans                   507              6              1,269               7
   Other                                                       686            765              1,401           1,400
                                                      ------------   ------------       ------------    ------------
      Total non-interest income                              3,439          2,625              6,997           4,611
                                                      ------------   ------------       ------------    ------------

Non-interest expense:
   General and administrative:
    Compensation and benefits                               12,478         11,524             24,907          22,592
    Occupancy, equipment and systems                         5,892          5,454             11,697           9,988
    Federal deposit insurance premiums                       2,455          2,482              4,919           4,752
    Advertising                                              1,346          1,046              2,093           2,622
    Other                                                    2,503          2,657              4,985           4,685
                                                      ------------   ------------       ------------    ------------
      Total general and administrative                      24,674         23,163             48,601          44,639

   Real estate operations, net                                 339           (876)            (2,916)           (514)
   Provision for (recovery of) real estate losses               65           (681)            (1,332)           (737)
   Amortization of excess of cost over fair value
     of net assets acquired                                  2,171          2,232              4,342           3,843
                                                      ------------   ------------       ------------    ------------
      Total non-interest expense                            27,249         23,838             48,695          47,231
                                                      ------------   ------------       ------------    ------------

   Income before income tax expense                         20,972         19,890             47,296          40,270
Income tax expense                                           9,262          8,801             20,868          17,587
                                                      ------------   ------------       ------------    ------------

      Net income                                      $     11,710   $     11,089       $     26,428    $     22,683
                                                      ============   ============       ============    ============

Primary earnings per share                            $       0.56   $       0.50(1)    $       1.24    $       1.02(1)
                                                      ============   ============       ============    ============
Fully diluted earnings per share                      $       0.55   $       0.50(1)    $       1.23    $       1.02(1)
                                                      ============   ============       ============    ============
Dividends per common share                            $       0.11   $       --         $       0.21    $       --
                                                      ============                      ============

Primary average common shares and equivalents           21,096,987     22,257,378         21,348,175      22,197,386
Fully diluted average common shares and equivalents     21,129,049     22,326,410         21,437,997      22,269,926

See accompanying notes to consolidated financial statements.

(1) As adjusted for two-for-one stock split on June 3, 1996.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              Net
                                                                                           Unrealized
                                                                Retained                 Gains (Losses)
                                                  Additional    Earnings                       on
                                       Common      Paid-In    Substantially   Treasury     Securities,
                                        Stock      Capital     Restricted       Stock     Net of Taxes
                                       ----------------------------------------------------------------
Balance at December 31, 1995         $     264    $ 325,992    $ 351,923     $ (60,693)    $  11,126

Net income                                --           --         26,428          --            --

Change in unrealized gains (losses)
  on securities available-for-sale        --           --           --            --         (27,488)

Common stock repurchased
  (1,130,496 shares)                      --           --           --         (29,055)         --

Cash dividends declared
  on common stock                         --           --         (4,525)         --            --

Treasury stock issued for options
  exercised (30,000 shares)               --           --           --             490          --

Loss on issuance of treasury stock
  (30,000 shares)                         --           --           (274)         --            --

Tax benefit attributable to vested
  RRP shares                              --            367         --            --            --

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock                            --          1,483         --            --            --
                                     ---------    ---------    ---------     ---------     ---------

Balance at June 30, 1996             $     264    $ 327,842    $ 373,552     $ (89,258)    $ (16,362)
                                     =========    =========    =========     =========     =========


                                       Unallocated    Unearned
                                          Common       Common
                                       Stock Held    Stock Held
                                         by ESOP      by RRP's       Total
                                       -------------------------------------
Balance at December 31, 1995           $ (27,355)    $ (10,572)    $ 590,685

Net income                                  --            --          26,428

Change in unrealized gains (losses)
  on securities available-for-sale          --            --         (27,488)

Common stock repurchased
  (1,130,496 shares)                        --            --         (29,055)

Cash dividends declared
  on common stock                           --            --          (4,525)

Treasury stock issued for options
  exercised (30,000 shares)                 --            --             490

Loss on issuance of treasury stock
  (30,000 shares)                           --            --            (274)

Tax benefit attributable to vested
  RRP shares                                --            --             367

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock                             1,437         2,119         5,039
                                       ---------     ---------     ---------

Balance at June 30, 1996               $ (25,918)    $  (8,453)    $ 561,667
                                       =========     =========     =========


See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                          ------------------------
                                                                             1996           1995
                                                                          ---------      ---------
Cash flows from operating activities:
   Net income                                                             $  26,428      $  22,683
                                                                          ---------      ---------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of net deferred loan origination
        fees, discounts and premiums                                         (3,139)        (3,672)
      Provision for loan and real estate losses                               1,232          1,091
      Depreciation and amortization                                           2,757          2,452
      Net gain on sales of securities and loans                              (1,269)            (7)
      Amortization of excess of cost over fair value
        of net assets acquired                                                4,342          3,843
      Amortization of allocated and earned shares from ESOP and RRPs          5,039          3,879
      Increase in accrued interest receivable                                (3,974)          (288)
      Increase in mortgage escrow funds                                       2,944          2,333
      Net changes in other assets, accrued expenses
        and other liabilities                                               (17,142)        (6,827)
                                                                          ---------      ---------
           Net cash provided by operating activities                         17,218         25,487
                                                                          ---------      ---------

Cash flows from investing activities:
      Loan originations                                                    (346,737)       (53,487)
      Loan purchases through third parties                                 (132,204)       (54,032)
      Bulk loan purchases                                                   (59,574)       (50,966)
      Principal repayments on loans                                         179,799        107,149
      Principal payments on mortgage-backed and mortgage-
        related securities                                                  272,531        134,474
      Purchases of mortgage-backed and mortgage-related securities         (336,711)      (492,021)
      Purchases of other securities                                        (295,585)       (37,825)
      Proceeds from maturities of other securities
        and redemption of FHLB-NY stock                                      50,448         23,161
      Proceeds from sale of securities and loans                             87,123        522,781
      Proceeds from sale of real estate owned                                 9,923          7,018
      Proceeds from sales net of costs and advances
        related to investments in real estate                                   753            841
      Purchases of premises and equipment                                    (4,701)        (3,505)
      Cash paid for Fidelity net of cash and cash equivalents acquired         --         (158,491)
                                                                          ---------      ---------
           Net cash used in investing activities                           (574,935)       (54,903)
                                                                          ---------      ---------

Cash flows from financing activities:
      Net increase (decrease) in deposits                                   214,477        (44,397)
      Net increase in reverse repurchase agreements                         372,021        240,874
      Proceeds from FHLB-NY advances                                           --           50,000
      Payments of FHLB of New York advances                                 (80,000)      (251,049)
      Costs to repurchase common stock                                      (29,055)        (8,298)
      Cash dividends paid to stockholders                                    (4,525)          --
      Cash received for options exercised                                       216           --
                                                                          ---------      ---------
           Net cash provided by (used in) financing activities              473,134        (12,870)
                                                                          ---------      ---------
           Net decrease in cash and cash equivalents                        (84,583)       (42,286)

Cash and cash equivalents at beginning of period                            133,869        209,203
                                                                          ---------      ---------

Cash and cash equivalents at end of period                                $  49,286      $ 166,917
                                                                          =========      =========

Supplemental disclosures:
  Cash paid during the year:
    Interest                                                              $ 121,393      $ 115,735
                                                                          =========      =========
    Income taxes                                                          $  16,343      $  14,786
                                                                          =========      =========
  Additions to real estate owned                                          $   5,341      $   7,364
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

  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and December 31, 1995 and the statements of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995 and stockholders' equity for the six months ended June 30, 1996. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of June 30, 1996 and December 31, 1995 and amounts of revenues and expenses of the results of operations for the three and six month periods ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in SFAS No. 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledge of collateral.

SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value.

This Statement supersedes the FASB's Statement of Financial Accounting Standards No. 76, "Extinguishment of Debt", and Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." SFAS No. 125 amends Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115") to prohibit the classification of a debt security as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. It further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recording investment shall be subsequently measured like debt securities classified as available for sale or trading under SFAS No. 115, as amended by SFAS No. 125. SFAS No. 125 also amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently reviewing the impact of the implementation of SFAS No. 125 on its consolidated financial statements.

3.  CASH EQUIVALENTS

  For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less, which in the aggregate amounted to $22,200,000 and $132,344,000 at June 30, 1996 and 1995, respectively.

4.  STOCK SPLIT

  On April 17, 1996, the Company's Board of Directors approved a two-for-one stock split, in the form of a 100% stock dividend, which was paid on June 3, 1996. Accordingly, all capital accounts, share and per share data have been restated for all reported periods to reflect the stock split.

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

    The Company's results of operations are primarily dependent on its net interest income, which is the difference between the interest earned on its assets, primarily its loans and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income is also affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expenses, and income tax expense. General and administrative expense consists primarily of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premium, advertising and other operating expenses. Other non-interest expense consists of real estate operations, net, provision for real estate losses and amortization of excess of cost over fair value of net assets acquired. The earnings of the Company may also significantly be affected by general economic and competitive conditions, particularly changes in market interest rates and yield curves, government policies and actions of regulatory authorities.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans, mortgage-backed and mortgage-related securities, and other securities. The Company's primary uses of funds are purchases and originations of mortgage loans, and the purchases of mortgage-backed, mortgage-related and other securities. During the first six months of 1995, the Company's primary use of funds was for the acquisition of Fidelity. During the first six months of 1996, the Company's purchases and originations of mortgage loans totaled $523.4 million, of which $190.7 million and $332.7 million were purchases and originations, respectively, compared to $147.9 million of purchases and originations during the first six months of 1995, of which $104.4 million and $43.5 million were purchases and originations, respectively. The Company's purchases of mortgage-backed, mortgage-related and other securities during the first six months of 1996 totaled $632.3 million of which $279.6 million are classified as available-for-sale as of June 30, 1996. Mortgage-backed, mortgage-related and other securities purchased during the first six months of 1995 totaled $529.8 million.

    The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Association's liquidity ratios were 5.40% and 7.09% at June 30, 1996 and December 31, 1995, respectively, while its short-term liquidity ratios were 1.58% and 2.50% at June 30, 1996 and December 31, 1995, respectively. The reduction in the Association's liquidity ratios were primarily the result of a decrease in federal funds due to increased loan origination volume during the six months ended June 30, 1996. In the normal course of its business, the Association routinely enters into various commitments, primarily relating to leasing certain of its office facilities and lending commitments. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

    Stockholders' equity totaled $561.7 million at June 30, 1996 compared to $590.7 million at December 31, 1995, reflecting the Company's earnings for the six months, the amortization of the unallocated portion of shares held by the Employee Stock Ownership Plan ("ESOP") and the unearned portion of shares held by the Recognition and Retention Plans ("RRPs") and related tax benefit, the effect of the treasury stock purchases, dividends paid on common stock and the change in the net unrealized (losses) gains on securities, net of taxes.

    During the year ended December 31, 1995, the Company repurchased 1,471,752 of its common shares for an aggregate cost of $26.6 million, bringing the cumulative total of common shares repurchased, through December 31, 1995, to 3,759,836 for an aggregate cost of $60.8 million. An additional five percent stock repurchase plan was approved by the Board of Directors on December 21, 1995. During the first six months of 1996, the Company completed this fourth 5% stock repurchase program, repurchasing during this program a total of 1,130,496 of its outstanding common shares at an aggregate cost of $29.1 million, bringing the cumulative total of common shares repurchased through June 30, 1996 to 4,890,332 for an aggregate cost of $89.9 million.

    On March 1, 1996, the Company paid its third consecutive quarterly cash dividend equal to $.10 per share on shares of common stock outstanding as of the close of business on February 15, 1996, aggregating $2.2 million. At its Board of Directors meeting held on April 17, 1996, the Company increased its quarterly cash dividend to $.11 per share and also declared a two-for-one stock split, in the form of a 100% stock dividend. The additional shares were distributed, and the cash dividend, aggregating $2.3 million was paid, on the total number of shares held before the stock split, on June 3, 1996 to shareholders of record as of the close of business on May 15, 1996. At the Board of Directors meeting held July 17, 1996, the Company declared a cash dividend of $.11 per common share payable on September 3, 1996 to shareholders of record as of the close of business on August 15, 1996.

    On June 3, 1996, the Association paid a cash dividend aggregating $2.3 million to the Company. At its Board of Directors meeting held on July 17, 1996, the Association declared a cash dividend aggregating $2.4 million, to be payable on September 3, 1996 to its shareholder of record, the Company, as of the close of business on August 15, 1996.

    While the payment of the Company's cash dividend is not subject to the Association's payment of a dividend to the Company, the ability of the Company to continue to fund the payment of future cash dividends is dependent, to a degree, upon the Association continuing to declare and pay cash dividends to the Company.

    At the time of the Association's conversion to stock form, the Association was required to establish a liquidation account equal to its capital as of June 30, 1993. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account initially created in connection with Fidelity's conversion to stock form. As a result of the Fidelity acquisition, the Association assumed the obligation of Fidelity's liquidation account. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholder's equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. As of June 30, 1996, the Association's total capital exceeded the amount of the combined liquidation accounts, and exceeded all of its regulatory capital requirements with tangible and core ratios of 6.06% and a risk-based capital ratio of 18.03%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

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

    At June 30, 1996, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.1 billion, representing a positive cumulative one-year gap of 15.9% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.4 billion, representing a positive cumulative one-year gap of 21.7% of total assets at December 31, 1995. The decrease from the December 31, 1995 gap position was due to the combined effect of a decrease of $77.8 million in federal funds sold and repurchase agreements, the sale of $82.0 million in mortgage-backed and mortgage-related securities classified available-for-sale, and an increase in short term borrowings of $122.7 million. Included in interest-earning assets repricing or maturing in one year or less are mortgage-backed, mortgage-related and other securities classified available-for-sale. The reclassification of these securities to available-for-sale was made as of December 31, 1995, as permitted by a Special Report issued by the Financial Accounting Standards Board. If the reclassification of securities had not occurred, interest-bearing liabilities maturing or repricing within one year, at June 30, 1996, would have exceeded net interest-earning assets maturing or repricing within the same time period by $367.9 million, representing a negative cumulative one-year gap of 5.2% of total assets. If the reclassification of securities had not occurred, net interest-earning assets maturing or repricing within one year, at December 31, 1995, would have been approximately equal to interest-bearing liabilities maturing or repricing within the same time period. Additionally, the Company purchased various callable debt securities and has entered into callable reverse repurchase agreements. At June 30, 1996, $258.7 million of debt securities and $475.0 million of reverse repurchase agreements, set forth in the following table at their maturity dates, were callable within one year.

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

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, which are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. The duration of mortgage-backed and mortgage-related securities can be significantly impacted by changes in mortgage prepayment rates. Prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables, and the assumability of the underlying mortgages. However, the largest determinant of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Therefore, actual experience may vary from that indicated. In addition, the available-for-sale securities may or may not be sold, or effectively repriced, since that activity is subject to management's discretion.

                                                                                    At June 30, 1996
                                                       -------------------------------------------------------------------------
                                                                       More Than       More Than
                                                                        One Year      Three Years
                                                         One Year          to              to           More than
                                                          or Less     Three Years      Five Years      Five Years       Total
                                                       -------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Interest-earning assets:
     Mortgage loans (1)                                $   819,249    $   404,616     $   329,769     $   760,395    $ 2,314,029
     Consumer and other loans (1)                           37,650          8,460          10,462            --           56,572
     Federal funds sold and
       repurchase agreements                                22,200           --              --              --           22,200
     Mortgage-backed, mortgage-related
       and other securities available-for-sale           2,457,716           --              --              --        2,457,716
     Mortgage-backed and mortgage-
       related securities held-to-maturity                 362,726        214,824         169,814         617,239      1,364,603
     Other securities held-to-maturity                      55,200         12,340          50,800         404,212        522,552
                                                       -------------------------------------------------------------------------
       Total interest-earning assets                     3,754,741        640,240         560,845       1,781,846      6,737,672
Less:
     Unearned discount, premium
       and deferred fees (2)                                 3,160          1,560           1,272           2,932          8,924
                                                       -------------------------------------------------------------------------
     Net interest-earning assets                         3,751,581        638,680         559,573       1,778,914      6,728,748
                                                       -------------------------------------------------------------------------

Interest-bearing liabilities:
     Savings                                               177,000        288,000         272,000         418,132      1,155,132
     NOW                                                    17,484         13,992          12,592          19,396         63,464
     Money market                                          133,404        133,412          88,936          85,575        441,327
     Certificates of deposit                             1,517,217      1,061,922         180,230             121      2,759,490
     Borrowed funds                                        781,349      1,200,541           5,000          10,000      1,996,890
                                                       -------------------------------------------------------------------------
       Total interest-bearing liabilities                2,626,454      2,697,867         558,758         533,224      6,416,303
                                                       -------------------------------------------------------------------------

Interest sensitivity gap                               $ 1,125,127    $(2,059,187)    $       815     $ 1,245,690    $   312,445
                                                       =========================================================================

Cumulative interest sensitivity gap                    $ 1,125,127    $  (934,060)    $  (933,245)    $   312,445
                                                       =========================================================================

Cumulative interest sensitivity gap
     as a percentage of total assets                         15.90%        (13.20)%        (13.18)%         4.41%

Cumulative net interest-earning assets
     as a percentage of interest-bearing liabilities        142.84%         82.46%          84.14%        104.87%

(1) For purposes of this analysis, mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.
(2) For purposes of this analysis, unearned discount, premium and deferred fees are prorated.

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as ARM loans, have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW and money market accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters ended June 30, 1996 and 1995. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters ended June 30, 1996 and 1995.

                                                                               QUARTER ENDED JUNE 30,
                                                       -----------------------------------------------------------------------
                                                                       1996                                1995
                                                       ----------------------------------  -----------------------------------
                                                                                  AVERAGE                              AVERAGE
                                                        AVERAGE                    YIELD/    AVERAGE                    YIELD/
ASSETS:                                                 BALANCE      INTEREST       COST     BALANCE     INTEREST        COST
                                                       ----------------------------------  -----------------------------------
                                                                               (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Mortgage loans                                     $2,230,189   $   44,962      8.06%  $1,765,166   $   37,425       8.48%
    Consumer and other loans                               58,742        1,516     10.32       63,281        1,722      10.88
    Mortgage-backed and mortgage-
      related securities (1)                            3,656,621       62,660      6.85    3,409,519       58,914       6.91
    Federal funds sold and
      repurchase agreements                                67,619          893      5.28      261,937        3,977       6.07
    Other securities (1)                                  662,029       11,211      6.77      374,607        5,845       6.24
                                                       ----------   ----------             ----------   ----------
        Total interest-earning assets                   6,675,200      121,242      7.27    5,874,510      107,883       7.35
                                                                    ----------                          ----------
  Non-interest-earning assets                             255,162                             330,384
                                                       ----------                          ----------

Total assets                                           $6,930,362                          $6,204,894
                                                       ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
    Savings                                            $1,155,189        7,299      2.53   $1,203,187        7,598       2.53
    Certificates of deposit                             2,673,656       36,338      5.44    2,610,258       36,591       5.61
    NOW                                                    87,129          440      2.02      248,315        1,257       2.02
    Money manager accounts                                185,583          937      2.02         --           --      --
    Money market                                          221,084        2,074      3.75      201,970        1,979       3.92
    Borrowed funds                                      1,914,593       27,330      5.71    1,265,322       18,528       5.86
                                                       ----------   ----------             ----------   ----------
        Total interest-bearing liabilities              6,237,234       74,418      4.77    5,529,052       65,953       4.77
                                                                    ----------                          ----------
  Non-interest-bearing liabilities                        127,622                             107,312
                                                       ----------                          ----------
Total liabilities                                       6,364,856                           5,636,364
Stockholders' equity                                      565,506                             568,530
                                                       ----------                          ----------

Total liabilities and stockholders' equity             $6,930,362                          $6,204,894
                                                       ==========                          ==========

Net interest income/net interest rate spread (2)                    $   46,824      2.50                $   41,930       2.58
                                                                    ==========     =====                ==========      =====

Net interest-earning assets/net interest margin (3)    $  437,966                   2.81   $  345,458                    2.86
                                                       ==========                  =====   ==========                   =====

Ratio of interest-earning assets to interest-
  bearing liabilities                                        1.07x                               1.06x
                                                       ==========                          ==========

(1) Securities available-for-sale are reported at average amortized cost.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the six months ended June 30, 1996 and 1995. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the six months ended June 30, 1996 and 1995.

                                                                              SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------------------------------------------------
                                                                       1996                                1995
                                                       ----------------------------------  -----------------------------------
                                                                                  AVERAGE                              AVERAGE
                                                        AVERAGE                    YIELD/    AVERAGE                    YIELD/
ASSETS:                                                 BALANCE      INTEREST       COST     BALANCE     INTEREST        COST
                                                       ----------------------------------  -----------------------------------
                                                                               (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Mortgage loans                                     $2,148,986   $   87,486       8.14%  $1,727,600   $   72,598       8.40%
    Consumer and other loans                               59,697        3,041      10.19       60,712        3,282      10.81
    Mortgage-backed and mortgage-
      related securities (1)                            3,665,786      125,576       6.85    3,204,280      110,930       6.92
    Federal funds sold and
      repurchase agreements                                72,502        1,948       5.37      215,029        6,924       6.44
    Other securities (1)                                  581,228       19,025       6.55      383,213       12,032       6.28
                                                       ----------   ----------              ----------   ----------
        Total interest-earning assets                   6,528,199      237,076       7.26    5,590,834      205,766       7.36
                                                                    ----------                           ----------
  Non-interest-earning assets                             270,518                              286,741
                                                       ----------                           ----------

Total assets                                           $6,798,717                           $5,877,575
                                                       ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
    Savings                                            $1,152,858       14,584       2.53   $1,187,238       15,092       2.54
    Certificates of deposit                             2,628,796       71,599       5.45    2,456,164       67,779       5.52
    NOW                                                   154,957        1,565       2.02      222,555        2,340       2.10
    Money manager accounts                                106,047        1,071       2.02         --           --           --
    Money market                                          227,484        4,310       3.79      175,003        2,989       3.42
    Borrowed funds                                      1,828,002       52,389       5.73    1,175,989       32,848       5.59
                                                       ----------   ----------              ----------   ----------
        Total interest-bearing liabilities              6,098,144      145,518       4.77    5,216,949      121,048       4.64
                                                                    ----------                           ----------
  Non-interest-bearing liabilities                        122,393                               98,385
                                                       ----------                           ----------
Total liabilities                                       6,220,537                            5,315,334
Stockholders' equity                                      578,180                              562,241
                                                       ----------                           ----------

Total liabilities and stockholders' equity             $6,798,717                           $5,877,575
                                                       ==========                           ==========

Net interest income/net interest rate spread (2)                    $   91,558       2.49                $   84,718       2.72
                                                                    ==========      =====                ==========      =====

Net interest-earning assets/net interest margin (3)$      430,055                    2.81   $  373,885                    3.03
                                                       ==========                   =====   ==========                   =====

Ratio of interest-earning assets to interest-
  bearing liabilities                                        1.07x                                1.07x
                                                       ==========                           ==========

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

                                            Quarter Ended June 30, 1996        Six Months Ended June 30, 1996
                                                    Compared to                          Compared to
                                            Quarter Ended June 30, 1995        Six Months Ended June 30, 1995
                                          --------------------------------    --------------------------------
                                                 Increase (Decrease)                  Increase (Decrease)
                                          --------------------------------    --------------------------------
                                           Volume        Rate        Net       Volume       Rate         Net
                                          --------    --------    --------    --------    --------    --------
                                                                     (In Thousands)
Interest-earning assets:
      Mortgage loans ..................   $ 18,826    $(11,289)   $  7,537    $ 21,184    $ (6,296)   $ 14,888
      Consumer and other loans ........       (120)        (86)       (206)        (55)       (186)       (241)
      Mortgage-backed and mortgage-
        related securities ............      6,999      (3,253)      3,746      17,876      (3,230)     14,646
      Federal funds sold and repurchase
        agreements ....................     (2,624)       (460)     (3,084)     (3,979)       (997)     (4,976)
      Other securities ................      4,831         535       5,366       6,456         537       6,993
                                          --------    --------    --------    --------    --------    --------

          Total .......................     27,912     (14,553)     13,359      41,482     (10,172)     31,310
                                          --------    --------    --------    --------    --------    --------

Interest-bearing liabilities:
      Savings .........................       (299)       --          (299)       (447)        (61)       (508)
      Certificates of deposit .........      3,836      (4,089)       (253)      6,149      (2,329)      3,820
      NOW .............................       (817)       --          (817)       (689)        (86)       (775)
      Money manager accounts ..........        937        --           937       1,071        --         1,071
      Money market ....................        536        (441)         95         971         350       1,321
      Borrowed funds ..................     11,999      (3,197)      8,802      18,697         844      19,541
                                          --------    --------    --------    --------    --------    --------

          Total .......................     16,192      (7,727)      8,465      25,752      (1,282)     24,470
                                          --------    --------    --------    --------    --------    --------

Net change in net interest
        income ........................   $ 11,720    $ (6,826)   $  4,894    $ 15,730    $ (8,890)   $  6,840
                                          ========    ========    ========    ========    ========    ========

ASSET QUALITY

    One of the Company's key operating objectives has been and continues to be improving asset quality. Through a variety of strategies, including borrower workout arrangements and aggressive marketing of owned properties, the Company has taken an active role in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies have resulted in a reduction of non-performing assets of $12.7 million from $67.8 million at December 31, 1995 to $55.1 million at June 30, 1996. The reduction was primarily due to decreases in non-accrual mortgage loans and real estate owned, net of $6.9 million and $5.9 million, respectively. The following tables show a comparison of delinquent loans and non-performing assets as of June 30, 1996 and December 31, 1995.

                                                                DELINQUENT LOANS
                              -----------------------------------------------------------------------------------
                                         AT JUNE 30, 1996                         AT DECEMBER 31, 1995
                              ----------------------------------------    ---------------------------------------
                                  60-89 DAYS         90 DAYS OR MORE          60-89 DAYS        90 DAYS OR MORE
                              -------------------   ------------------    ------------------   ------------------
                              NUMBER    PRINCIPAL   NUMBER   PRINCIPAL     NUMBER  PRINCIPAL   NUMBER   PRINCIPAL
                                OF      BALANCE       OF     BALANCE        OF     BALANCE       OF     BALANCE
                               LOANS    OF LOANS     LOANS   OF LOANS       LOANS  OF LOANS     LOANS   OF LOANS
                              ------    ---------   ------   ---------     ------  ---------   ------   ---------
                                                             (DOLLARS IN THOUSANDS)
One-to-four family ........        76    $ 5,097        288    $28,799        118   $ 8,173        366   $33,384
Multi-family ..............         4        880         16      4,804          3       336         17     2,851
Commercial real estate ....         4      1,724         15      2,774          3       384         21     4,698
Construction and land .....      --         --            8        744       --        --           10     2,271
Consumer and other loans ..        40        394         73      1,117         47       622         65     1,276
                              -------    -------    -------    -------    -------   -------    -------   -------

    Total delinquent loans        124    $ 8,095        400    $38,238        171   $ 9,515        479   $44,480
                              =======    =======    =======    =======    =======   =======    =======   =======

  Delinquent loans to total
       loans ..............                 0.34%                 1.59%                0.46%                2.16%

                              NON-PERFORMING ASSETS

                                                              AT           AT
                                                           JUNE 30,   DECEMBER 31,
                                                             1996         1995
                                                           --------   ------------
Non-accrual delinquent mortgage loans .................    $30,502      $37,394
Non-accrual delinquent consumer
     and other loans ..................................      1,117        1,276
Mortgage loans delinquent 90 days or more (1) .........      6,619        5,810
                                                           -------      -------
     Total non-performing loans .......................     38,238       44,480
                                                           -------      -------

Real estate owned, net (2) ............................     11,781       17,677
Investment in real estate, net (3) ....................      5,119        5,654
                                                           -------      -------
    Total real estate owned and investment
       in real estate, net ............................     16,900       23,331
                                                           -------      -------
           Total non-performing assets ................    $55,138      $67,811
                                                           =======      =======

Allowance for loan losses to non-performing loans .....      34.87%       30.34%
Allowance for loan losses to total loans ..............       0.55%        0.65%


(1) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments.

(2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.

(3) Investment in real estate is recorded at the lower of cost or fair value.

The following table sets forth the composition of the Company's loan portfolio at June 30, 1996 and December 31, 1995.

                                               At June 30,                At December 31,
                                                  1996                         1995
                                        -------------------------    --------------------------
                                                          Percent                       Percent
                                                             of                            of
                                           Amount          Total        Amount           Total
                                           ------          -----        ------           -----
                                                          (Dollars in Thousands)
MORTGAGE LOANS:
    One-to-four family                  $ 2,042,726        84.80%    $ 1,748,284         84.82%
    Multi-family                            145,353         6.03         109,944          5.34
    Commercial real estate                  152,692         6.35         128,668          6.24
    Construction                             10,379         0.43          12,598          0.61
                                        -----------       ------     -----------        ------

       Total mortgage loans               2,351,150        97.61       1,999,494         97.01
                                        -----------       ------     -----------        ------


CONSUMER AND OTHER LOANS:
    Home equity                              35,042         1.45          38,761          1.88
    Credit card                               8,139         0.34           8,578          0.42
    Passbook                                  3,448         0.14           2,915          0.14
    Agency for International
       Development                            1,116         0.04           1,193          0.06
    Education                                 2,858         0.12           2,415          0.11
    Personal                                  3,827         0.16           3,708          0.18
    Other                                     3,259         0.14           4,104          0.20
                                        -----------       ------     -----------        ------

       Total consumer and other loans        57,689         2.39          61,674          2.99
                                        -----------       ------     -----------        ------

          Total loans                     2,408,839       100.00%      2,061,168        100.00%
                                        -----------       ======     -----------        ======

LESS:
    Unearned discount, premium and
       deferred loan fees, net               (2,607)                      (4,030)
    Allowance for loan losses               (13,335)                     (13,495)
                                        -----------                  -----------

       Total loans, net                 $ 2,392,897                  $ 2,043,643
                                        ===========                  ===========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair values of mortgage-backed, mortgage-related and other securities available-for-sale and held-to-maturity at June 30, 1996 and December 31, 1995.

                                                                     At June 30, 1996
                                                                     ----------------
                                                                     Gross       Gross        Estimated
                                                      Amortized   Unrealized   Unrealized        Fair
                                                         Cost        Gains      (Losses)        Value
                                                     ----------   ----------   ----------     ---------
                                                                        (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................   $  246,458   $    1,265   $   (3,134)   $  244,589
       FHLMC certificates ........................      299,519          908       (4,653)      295,774
       FNMA certificates .........................       51,527           31         (341)       51,217
       REMICs:
           Agency issuance .......................    1,204,607        3,137      (27,193)    1,180,551
           Private issuance ......................       18,093         --           (369)       17,724
       Other mortgage-related ....................      455,719        4,515         (873)      459,361
                                                     ----------   ----------   ----------    ----------
             Total mortgage-backed and
               mortgage-related securities .......    2,275,923        9,856      (36,563)    2,249,216
                                                     ----------   ----------   ----------    ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies .................      149,453          321       (2,819)      146,955
       Equity and other securities ...............       60,956        1,047         (458)       61,545
                                                     ----------   ----------   ----------    ----------
               Total other securities ............      210,409        1,368       (3,277)      208,500
                                                     ----------   ----------   ----------    ----------

Total Available-for-Sale .........................   $2,486,332   $   11,224   $  (39,840)   $2,457,716
                                                     ==========   ==========   ==========    ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................   $   95,680   $    2,941   $     (267)   $   98,354
       FHLMC certificates ........................       32,267          976         (290)       32,953
       FNMA certificates .........................       23,183           60       (1,258)       21,985
       CMOs ......................................        7,822           80          (82)        7,820
       REMICs:
           Agency issuance .......................      950,451        1,397      (21,006)      930,842
           Private issuance ......................      248,890         --         (9,735)      239,155
       Other mortgage-related ....................          351         --           --             351
                                                     ----------   ----------   ----------    ----------
             Total mortgage-backed and
               mortgage-related securities .......    1,358,644        5,454      (32,638)    1,331,460
                                                     ----------   ----------   ----------    ----------

  Other securities:
       Obligations of the U.S.
           Government and agencies ...............      428,389         --        (11,169)      417,220
       Obligations of states and
           political subdivisions ................       51,416         --           (188)       51,228
       Corporate debt securities .................       10,035           83         --          10,118
                                                     ----------   ----------   ----------    ----------
             Total other securities ..............      489,840           83      (11,357)      478,566
                                                     ----------   ----------   ----------    ----------

Total Held-to-Maturity ...........................   $1,848,484   $    5,537   $  (43,995)   $1,810,026
                                                     ==========   ==========   ==========    ==========

                                                                    At December 31, 1995
                                                                    --------------------
                                                                     Gross       Gross       Estimated
                                                      Amortized   Unrealized   Unrealized       Fair
                                                        Cost         Gains      (Losses)       Value
                                                     ----------   ----------   ----------    ----------
                                                                       (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                             $  156,330   $    3,082   $     --      $  159,412
       FHLMC certificates                               332,109        4,363         (635)      335,837
       FNMA certificates                                147,016        1,425          (17)      148,424
       REMICs:
           Agency issuance                            1,116,842        9,418       (5,584)    1,120,676
           Private issuance                              22,433           41          (73)       22,401
       Other mortgage-related                           540,565        5,900         (393)      546,072
                                                     ----------   ----------   ----------    ----------
             Total mortgage-backed and
               mortgage-related securities            2,315,295       24,229       (6,702)    2,332,822
                                                     ----------   ----------   ----------    ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                        149,990        1,023         (446)      150,567
       Equity and other securities                       30,961        1,719         (101)       32,579
                                                     ----------   ----------   ----------    ----------
             Total other securities                     180,951        2,742         (547)      183,146
                                                     ----------   ----------   ----------    ----------

Total Available-for-Sale                             $2,496,246   $   26,971   $   (7,249)   $2,515,968
                                                     ==========   ==========   ==========    ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                             $  105,589   $    4,566   $      (22)   $  110,133
       FHLMC certificates                                36,503        1,406          (16)       37,893
       FNMA certificates                                 24,613          150         (476)       24,287
       CMOs                                              10,638          119          (46)       10,711
       REMICs:
           Agency issuance                              961,536        9,169       (4,396)      966,309
           Private issuance                             194,411          412       (3,922)      190,901
       Other mortgage-related                               354         --           --             354
                                                     ----------   ----------   ----------    ----------
             Total mortgage-backed and
               mortgage-related securities            1,333,644       15,822       (8,878)    1,340,588
                                                     ----------   ----------   ----------    ----------

  Other securities:
       Obligations of the U.S.
           Government and agencies                      220,181        1,022       (2,460)      218,743
       Obligations of states and
           political subdivisions                        51,753            2          (96)       51,659
       Corporate debt securities                          9,964         --           (174)        9,790
                                                     ----------   ----------   ----------    ----------
             Total other securities                     281,898        1,024       (2,730)      280,192
                                                     ----------   ----------   ----------    ----------

Total Held-to-Maturity                               $1,615,542   $   16,846   $  (11,608)   $1,620,780
                                                     ==========   ==========   ==========    ==========

COMPARISON OF FINANCIAL CONDITION AS OF
JUNE 30, 1996 AND DECEMBER 31, 1995
AND OPERATING RESULTS FOR THE QUARTERS ENDED
AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


FINANCIAL CONDITION

       At June 30, 1996, the Company's total assets were $7.1 billion compared to $6.6 billion at December 31, 1995. The increase was primarily due to growth in the mortgage loan portfolio. Mortgage loans originated and purchased during the first six months of 1996 totaled $523.4 million, compared to $147.9 million in the first six months of 1995. Deposits increased $214.7 million during the first six months of 1996, including a $181.8 million increase in certificates of deposit, and borrowed funds increased $292.2 million, primarily in the form of additional reverse repurchase agreements. During the first quarter of 1996, the Company implemented a program which converted its NOW accounts to a master account consisting of a NOW sub-account and a money market sub-account. The result of this change was a substantial shift of deposits from NOW accounts to money markets. While this program has no effect on the Company's depositors, it has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of New York. Stockholders' equity decreased $29.0 million to $561.7 million which reflects the repurchase of 1,130,496 shares of common stock, the net change in the market valuation, net of taxes, of securities available-for-sale and dividends declared, partially offset by net income and the amortization relating to ESOP and RRP stock and related tax benefit.


RESULTS OF OPERATIONS

GENERAL

         Net income for the three months ended June 30, 1996 increased $621,000, or 5.6%, to $11.7 million compared to $11.1 million for the same period in 1995 and earnings per share increased 12.0% to $0.56 from $0.50, respectively. Net income for the six months ended June 30, 1996 increased $3.7 million, or 16.5%, to $26.4 million compared to $22.7 million for the six month period ended June 30, 1995 and earnings per share increased 21.6% to $1.24 from $1.02, respectively. As a result of the increase in net income, coupled with a reduction in stockholders' equity, return on average equity increased from 7.80% for the 1995 second quarter to 8.28% for the 1996 second quarter, and also increased from 8.07% for the six months ended June 30, 1995 to 9.14% for the six months ended June 30, 1996. As a result of the significant increase in total assets, return on average assets decreased from 0.71% for the 1995 second quarter to 0.68% for the 1996 second quarter and increased slightly for the six months ended June 30, 1996 to 0.78% versus 0.77% for the comparable 1995 period.

NET INTEREST INCOME

         Net interest income increased for the three and six month periods ended June 30, 1996 versus the comparable 1995 periods. For the three month period, net interest income increased $4.9 million, or 11.7% to $46.8 million. For the six month period, net interest income increased $6.9 million, or 8.1% to $91.6 million. These increases are due to the increases in average interest-earning assets for the three and six month periods, over the comparable 1995 periods, of 13.6% and 16.8%, respectively. The increases in interest-earning assets is due primarily to the significant increase in the mortgage loan portfolio which resulted from record loan originations for the periods, as well as loan purchases. In addition, the Company purchased additional higher-yielding, agency-issued other securities. The impact of the increases in interest-earning assets was partially offset by the reduction in interest rate spread from 2.58% to 2.50% in the comparable three month periods and from 2.72% to 2.49% for the six month periods. These decreases were primarily a result of using short-term borrowed funds, to fund the aforementioned portfolio growth.

PROVISION FOR LOAN LOSSES

         For the second quarter of 1996, provision for loan losses increased to $2.0 million compared to $827,000 for the second quarter of 1995. For the period ending June 30, 1996, the provision increased to $2.6 million from $1.8 million in 1995. The increase for both periods was primarily attributable to the increase in the loan portfolio as a result of record loan originations and purchases. The increased provision for loan losses was offset with charge-offs, particularly of large commercial properties, during the six months ended June 30, 1996, which resulted in a slight reduction in the allowance for loan losses, from $13.5 million at December 31, 1995 to $13.3 million at June 30, 1996. The reduction in non-performing loans improved the Company's percentage of allowance for loan losses to non-performing loans from 30.34% at December 31, 1995 to 34.87% at June 30, 1996.

NON-INTEREST INCOME

         Non-interest income for the first three months of 1996 increased $814,000, or 31.0%, to $3.4 million from $2.6 million for the comparable period in 1995. For the six months ended June 30, 1996, non-interest income increased $2.4 million, or 51.8%, to $7.0 million from $4.6 million in 1995. The increase in both periods resulted from gains recognized on sales of securities coupled with increases in customer service and loan fees as a result of additional and increased fees on deposit products and increased loan volumes.

NON-INTEREST EXPENSE

         Non-interest expense for the second quarter of 1996 increased $3.4 million, to $27.2 million, from $23.8 million for the second quarter of 1995. General and administrative expenses increased from $23.2 million in 1995 to $24.7 million in 1996 primarily due to an increase in compensation and benefits, including a $590,000 increase in the amortization relating to the allocation of ESOP stock due to a higher average fair market value of the Company's stock. Real estate operations, net and provision for real estate losses increased from a net recovery of $1.6 million in 1995 to a net charge of $404,000 in 1996. The net recovery in 1995 includes the recognition of $1.1 million of previously deferred fees on a single REO property.

         Non-interest expense for the six month period ended June 30, 1996, increased $1.5 million to $48.7 million from $47.2 million for the same period in 1995. General and administrative expenses increased from $44.6 million in 1995 to $48.6 million in 1996. The increase is due to the full six month impact of the Fidelity acquisition and additional compensation and benefits, including an increase of $1.2 million in the amortization relating to the allocation of ESOP stock due to a higher average fair market value of the Company's stock. Real estate operations, net and recoveries for real estate losses increased from a net recovery of $1.3 million in 1995 to a net recovery of $4.2 million in 1996. This increase resulted from gains on dispositions of real estate owned and investment in real estate.

INCOME TAX EXPENSE

         Income tax expense increased $461,000 for the second quarter of 1996, to $9.3 million, from $8.8 million in 1995. For the six month period ended June 30, 1996, income tax expense increased $3.3 million, to $20.9 million, from $17.6 million in 1995. The change for both periods is due to an increase in income before taxes of $1.1 million and $7.0 million, respectively.

IMPACT OF PROPOSED LEGISLATION

         During the quarter ended June 30, 1996, no legislative action was taken by Congress to recapitalize the Savings Association Insurance Fund ("SAIF"). The Association's officers and other industry leaders have continued to work towards passage of recapitalization legislation comparable to that which was contained in the Balanced Budget Act of 1995, which was vetoed by the President for reasons unrelated to the SAIF capitalization. If an 85 or 90 basis point assessment were imposed against the Company based on its deposits as of March 31, 1995, as had been contemplated by such legislation, the aggregate SAIF assessment payable by the Association would have been approximately $36.9 million or $39.1 million, before taxes, respectively. An assessment of 70 basis points would have been $30.4 million, before taxes.

         At this time, the Company cannot predict whether any legislative proposals regarding SAIF recapitalization, will be adopted or, if so, in what form. Until such time as a SAIF recapitalization is adopted, it is expected that the Company will continue to be assessed deposit insurance assessments at rates substantially in excess of those assessed against comparably rated Bank Insurance Fund ("BIF") insured institutions, primarily commercial banks. Based upon the Company's June 30, 1996 assessment base, the SAIF premium paid by the Company on an annualized basis would equal approximately $10.3 million. A comparably rated and sized BIF-insured institution would pay approximately $2,000 for the same deposit insurance coverage.

         Under section 593 of the Internal Revenue Code, thrift institutions such as the Association which meet certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Association's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Association's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Association's bad debt reserve are permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method is 32% rather than 8%.

         Under the Small Business Job Protection Act of 1996 (the "1996 Act") as passed by the House and Senate on August 2, 1996, section 593 of the Code would be amended, effective January 1, 1996, and the Association, as a "large bank" (one with assets having an adjusted basis of more than $500 million), would be unable to make additions to its tax bad debt reserve, would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (that is, take into taxable income) over a multi-year period, beginning with the Association's taxable year beginning on January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser amount if the Association's loan portfolio has decreased since December 31, 1987. Such recapture requirements would be deferred for each of two successive taxable years beginning January 1, 1996, in which the Association originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans originated by the Association during its six taxable years preceding January 1, 1996. It is anticipated that the President will sign the 1996 Act in the near future. If enacted, the 1996 Act will have no impact on the Company's results of operations for Federal income tax purposes. The New York State tax law has been amended to prevent a similar recapture of the Association's bad debt reserve, and to permit continued future use of the bad debt reserve method for purposes of determining the Association's New York State tax liability. The Association's officers and industry leaders continue to seek such amendments to the New York City tax law; however, the Company cannot predict whether such changes to New York City law will be adopted and, if so, in what form.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         No material events occurred with respect to legal proceedings during the quarter ended June 30, 1996, not previously reported.

         On July 1, 1996, the United States Supreme Court upheld the appellate court ruling in the U.S. v. Winstar Corp., 116 S. Ct. 2432 (1996) Federal case, which held that the government breached its contractual agreements with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, by failing to honor the assistance agreements entered into in connection with certain acquisitions of failing thrift institutions. The agreements, if honored, would have allowed, among other things, the inclusion of supervisory goodwill and capital credits as regulatory capital. The Association filed a similar suit against the United States, based upon the acquisition in 1984 of Suburbia Federal Savings and Loan Association by Fidelity New York F.S.B. Although management believes that the Supreme Court ruling will have a positive impact on the outcome of the Association's suit, there can be no assurance that the Association will prevail in its suit or what effect, if any, a favorable outcome of the suit would have on the financial condition or results of operations of the Company.

ITEM 2.       CHANGES IN SECURITIES

         At its Board of Directors meeting held on April 17, 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend. On June 3, 1996, shareholders received one additional share of the Company's common stock for each share of common stock owned as of May 15, 1996 (the record date). As a result of the split, the number of common shares outstanding increased to 21,509,444 as of June 30, 1996.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 15, 1996 (the "Annual Meeting").

         At the Annual Meeting, the shareholders of the Company elected Henry Drewitz, Harold B. Vicory and George L. Engelke, Jr. as directors of the Company each to serve for a three year term and, in any case, until the election and qualification of their respective successors. Pursuant to the Bylaws of the Company, no person is eligible for election or appointment as a director who is seventy-five (75) years of age or older, and no person shall continue to serve as a director after the regular meeting immediately preceding his seventy-fifth
(75th) birthday. Mr. Drewitz will reach 75 years of age in May 1997 and Mr. Vicory will reach 75 years of age in October 1996.

         In addition, the shareholders of the Company approved the 1996 Stock Option Plan For Officers and Employees of Astoria Financial Corporation and the 1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, and ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended December 31, 1996.

         The number of votes cast as to each matter acted upon was as follows:

         (a)          Election of Directors:

                                                    For               Withheld
                                                    ---               --------
                      Henry Drewitz                 10,041,441           61,916
                      George L. Engelke, Jr.        10,043,025           60,332
                      Harold B. Vicory              10,041,943           61,414

         There were no broker held non-voted shares represented at the meeting with respect to this proposal.

         (b) Approval of the 1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation:

                             For:                      7,517,325
                             Against                   2,151,508
                             Abstained                    28,671

         There were 405,853 broker held non-voted shares represented at the meeting with respect to this proposal.

         (c) Approval of the 1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation:

                             For                       7,197,465
                             Against                   2,513,479
                             Abstained                    65,030

         There were 327,383 broker held non-voted shares represented at the meeting with respect to this proposal.

         (d) Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Astoria Financial Corporation for its 1996 fiscal year:

                             For                      10,024,493
                             Against                      41,495
                             Abstained                    37,369

         There were no broker held non-voted shares represented at the meeting with respect to this proposal.


ITEM 5.       OTHER INFORMATION

         Effective July 17, 1996, the Board of Directors of the Company appointed Ralph F. Palleschi to serve as a director of both the Company and the Association. Mr. Palleschi's term as a director of the Company will expire at the annual meeting of shareholders to be held following the close of the Company's 1998 fiscal year.


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

                                          Astoria Financial Corporation



Dated:       August 9, 1996           By: /s/ Monte N. Redman
         -------------------------        --------------------------------------
                                          Monte N. Redman
                                          Senior Vice President and Chief
                                          Financial Officer


Dated:       August 9, 1996           By: /s/ Frank E. Fusco
         -------------------------        --------------------------------------
                                          Frank E. Fusco
                                          First Vice President, Chief Accounting
                                          Officer and Controller

                                  Exhibit Index


Exhibit No.           Identification of Exhibit

    11.               Statement Re: Computation of Per Share Earnings

    27.               Financial Data Schedule