Form 10-Q
period 1996-09-30
ASTORIA FINANCIAL CORP
filed 1996-11-14
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

                              YES   X     NO
                                   ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASSES OF COMMON STOCK     NUMBER OF SHARES OUTSTANDING, NOVEMBER 12, 1996
     -----------------------     -----------------------------------------------
          .01 PAR VALUE                            21,547,886
          -------------                            ----------

                         PART 1 -- FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1.    Financial Statements.

           Consolidated Statements of Financial Condition at September
           30, 1996 and December 31, 1995.                                     2

           Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 1996 and September 30, 1995.             3

           Consolidated Statement of Stockholders' Equity for the Nine
           Months Ended September 30, 1996.                                    4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1996 and September 30, 1995.                    5

           Notes to Unaudited Consolidated Financial Statements.               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                          9


                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                   29

Item 2.   Changes in Securities                                          (Not Applicable)

Item 3.   Defaults Upon Senior Securities                                (Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders            (Not Applicable)

Item 5.   Other Information                                                   29

Item 6.   Exhibits and Reports on Form 8-K                                    29
          (a)  Exhibits
                  (11)  Computation of Per Share Earnings
                  (27)  Financial Data Schedule

          (b)     Reports on Form 8-K

          Signatures                                                          31

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,       DECEMBER 31,
Assets                                                                              1996                1995
------                                                                          ------------        ------------

Cash and due from banks                                                         $     15,780        $     33,869
Federal funds sold and repurchase agreements                                          44,000             100,000
Mortgage-backed and mortgage-related securities
  available-for-sale (at estimated fair value)                                     2,167,895           2,332,822
Other securities available-for-sale (at estimated fair value)                        195,392             183,146
Mortgage-backed and mortgage-related securities
  held-to-maturity  (estimated fair value of $1,313,937
  and $1,340,588, respectively)                                                    1,338,803           1,333,644
Other securities held-to-maturity (estimated fair value
  of $632,869 and $280,192, respectively)                                            639,572             281,898
Federal Home Loan Bank of New York stock                                              32,354              24,975

Loans receivable:
  Mortgage loans                                                                   2,505,219           1,995,475
  Consumer and other loans                                                            57,418              61,663
                                                                                ------------        ------------
                                                                                   2,562,637           2,057,138
  Less allowance for loan losses                                                      14,024              13,495
                                                                                ------------        ------------
    Loans receivable, net                                                          2,548,613           2,043,643

Real estate owned, net                                                                11,254              17,677
Investments in real estate, net                                                        4,698               5,654
Accrued interest receivable                                                           42,509              35,931
Premises and equipment, net                                                           82,644              80,083
Excess of cost over fair value of net assets acquired
  and other intangibles                                                              102,509             109,022
Other assets                                                                          40,162              37,738
                                                                                ------------        ------------

         Total assets                                                           $  7,266,185        $  6,620,102
                                                                                ============        ============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Deposits:
     Savings                                                                    $  1,145,531        $  1,154,777
     Money market                                                                    446,219             218,653
     NOW                                                                             125,016             314,288
     Certificates                                                                  2,804,382           2,575,703
                                                                                ------------        ------------
      Total deposits                                                               4,521,148           4,263,421

   Reverse repurchase agreements                                                   1,836,847           1,483,329
   Federal Home Loan Bank of New York advances                                       266,550             221,362
   Mortgage escrow funds                                                              29,300              22,585
   Accrued expenses and other liabilities                                             46,096              38,720
                                                                                ------------        ------------
         Total liabilities                                                         6,669,941           6,029,417
                                                                                ------------        ------------

Stockholders' Equity:
   Preferred stock, $.01 par value; (5,000,000 shares
     authorized; none issued)                                                             --                  --
   Common stock, $.01 par value; (70,000,000 shares authorized: 26,361,704
     issued; 21,511,444 and 22,609,940 shares outstanding, respectively)                 264                 264
   Additional paid-in capital                                                        328,936             325,992
   Retained earnings - substantially restricted                                      368,005             351,923
   Treasury stock (4,850,260 and 3,751,764 shares, at cost, respectively)            (89,221)            (60,693)
   Net unrealized (losses) gains on securities, net of taxes                          (9,340)             11,126
   Unallocated common stock held by ESOP                                             (25,199)            (27,355)
   Unearned common stock held by RRPs                                                 (7,201)            (10,572)
                                                                                ------------        ------------
         Total stockholders' equity                                                  566,244             590,685
                                                                                ------------        ------------

         Total liabilities and stockholders' equity                             $  7,266,185        $  6,620,102
                                                                                ============        ============


See Accompanying Notes to Consolidated Financial Statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                       --------------------------------     --------------------------------
                                                           1996                1995(1)          1996                1995(1)
                                                       ------------        ------------     ------------        ------------
Interest income:
   Mortgage loans                                      $     49,031        $     39,689     $    136,517        $    112,287
   Consumer and other loans                                   1,519               1,641            4,560               4,923
   Mortgage-backed and mortgage-related securities           61,543              63,173          187,119             174,103
   Federal funds sold and repurchase agreements                 470               1,067            2,418               7,991
   Other securities                                          14,153               7,799           33,178              19,831
                                                       ------------        ------------     ------------        ------------
      Total interest income                                 126,716             113,369          363,792             319,135
                                                       ------------        ------------     ------------        ------------

Interest expense:
   Deposits                                                  49,330              48,005          142,459             136,205
   Borrowed funds                                            29,782              23,396           82,171              56,244
                                                       ------------        ------------     ------------        ------------
      Total interest expense                                 79,112              71,401          224,630             192,449
                                                       ------------        ------------     ------------        ------------

Net interest income                                          47,604              41,968          139,162             126,686
Provision for loan losses                                       958                 349            3,522               2,177
                                                       ------------        ------------     ------------        ------------
Net interest income after provision for loan losses          46,646              41,619          135,640             124,509
                                                       ------------        ------------     ------------        ------------

Non-interest income:
   Customer service fees                                      1,912               1,319            5,345               3,725
   Loan fees                                                    466                 450            1,360               1,248
   Net gain (loss) on sales of securities and loans              52                  (1)           1,321                   6
   Other                                                        944                 564            2,345               1,964
                                                       ------------        ------------     ------------        ------------
      Total non-interest income                               3,374               2,332           10,371               6,943
                                                       ------------        ------------     ------------        ------------

Non-interest expense:
   General and administrative:
    Compensation and benefits                                12,366              11,502           37,273              34,094
    Occupancy, equipment and systems                          5,815               5,387           17,512              15,375
    Federal deposit insurance premiums                        2,517               2,498            7,436               7,250
    Advertising                                                 693                 590            2,786               3,212
    Other                                                     2,481               2,865            7,466               7,550
                                                       ------------        ------------     ------------        ------------
      Total general and administrative                       23,872              22,842           72,473              67,481

   Real estate operations, net                                  176              (2,251)          (2,740)             (2,765)
   (Recovery of) provision for real estate losses              (202)                704           (1,534)                (33)
   Amortization of excess of cost over fair value
     of net assets acquired                                   2,171               2,232            6,513               6,075
   SAIF recapitalization assessment                          28,545                  --           28,545                  --
                                                       ------------        ------------     ------------        ------------
      Total non-interest expense                             54,562              23,527          103,257              70,758
                                                       ------------        ------------     ------------        ------------

(Loss) Income before income tax (benefit) expense            (4,542)             20,424           42,754              60,694
Income tax (benefit) expense                                 (1,320)              9,035           19,548              26,622
                                                       ------------        ------------     ------------        ------------
      Net (loss) income                                $     (3,222)       $     11,389     $     23,206        $     34,072
                                                       ============        ============     ============        ============

Primary (loss) earnings per share                      $      (0.17)       $       0.52     $       1.12        $       1.54
                                                       ============        ============     ============        ============
Fully diluted (loss) earnings per share                $      (0.17)       $       0.52     $       1.12        $       1.51
                                                       ============        ============     ============        ============
Dividends per common share                             $        .11        $        .10     $        .32        $        .10
                                                       ============        ============     ============        ============

Primary average common shares and equivalents            19,446,410          21,842,792       20,713,185          22,137,438
Fully diluted average common shares and equivalents      19,446,410          21,976,608       20,746,062          22,511,870

See accompanying notes to consolidated financial statements.

(1) As adjusted for two-for-one stock split on June 3, 1996.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               NET
                                                                                           UNREALIZED
                                                             RETAINED                    GAINS (LOSSES)
                                               ADDITIONAL    EARNINGS                          ON
                                      COMMON     PAID-IN   SUBSTANTIALLY    TREASURY        SECURITIES,
                                       STOCK     CAPITAL     RESTRICTED       STOCK        NET OF TAXES
                                      -----------------------------------------------------------------

Balance at December 31, 1995           $ 264    $325,992     $ 351,923      $ (60,693)      $  11,126

Net Income                                --          --        23,206             --              --

Change in unrealized gains (losses)
  on securities available-for-sale        --          --            --             --         (20,466)

Common stock repurchased
  (1,130,496 shares)                      --          --            --        (29,055)             --

Cash dividends declared
  on common stock                         --          --        (6,841)            --              --

Treasury stock issued for options
  exercised (32,000 shares)               --          --            --            527              --

Loss on issuance of treasury stock
  (32,000 shares)                         --          --          (283)            --              --

Tax benefit attributable to vested
  RRP shares                              --         638            --             --              --

Sale of unallocated RRP stock
   (10,176 shares)                        --          --            --             --              --

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock                            --       2,306            --             --              --
                                       -----    --------     ---------      ---------       ---------

Balance at September 30, 1996          $ 264    $328,936     $ 368,005      $ (89,221)      $  (9,340)
                                       =====    ========     =========      =========       =========

                                       UNALLOCATED    UNEARNED
                                         COMMON        COMMON
                                       STOCK HELD    STOCK HELD
                                        BY ESOP       BY RRP'S       TOTAL
                                       -------------------------------------

Balance at December 31, 1995           $ (27,355)    $ (10,572)    $ 590,685


Net income                                    --            --        23,206


Change in unrealized gains (losses)
  on securities available-for-sale            --            --       (20,466)


Common stock repurchased
  (1,130,496 shares)                          --            --       (29,055)


Cash dividends declared
  on common stock                             --            --        (6,841)


Treasury stock issued for options
  exercised (32,000 shares)                   --            --           527


Loss on issuance of treasury stock
  (32,000 shares)                             --            --          (283)


Tax benefit attributable to vested
  RRP shares                                  --            --           638


Sale of unallocated RRP stock
   (10,176 shares)                            --           147           147


Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock                             2,156         3,224         7,686
                                       ---------     ---------     ---------


Balance at September 30, 1996          $ (25,199)    $  (7,201)    $ 566,244
                                       =========     =========     =========


See Accompanying Notes to Consolidated Financial Statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -----------------------
                                                                             1996          1995
                                                                          ---------     ---------
Cash flows from operating activities:
   Net income                                                             $  23,206     $  34,072
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of net deferred loan origination
        fees, discounts and premiums                                         (4,921)       (5,866)
      Provision for loan and real estate losses                               1,988         2,144
      Depreciation and amortization                                           4,194         3,744
      Net gain on sales of securities and loans                              (1,321)           (6)
      Amortization of excess of cost over fair value
        of net assets acquired                                                6,513         6,075
      Amortization of allocated and earned shares from ESOP and RRPs          7,686         6,026
      Decrease in accrued interest receivable                                (6,242)       (2,658)
      Increase in mortgage escrow funds                                       6,715         6,594
      Net changes in other assets, accrued expenses
        and other liabilities                                                21,089        (1,872)
                                                                          ---------     ---------
           Net cash provided by operating activities                         58,907        48,253
                                                                          ---------     ---------

Cash flows from investing activities:
      Loan originations                                                    (500,530)     (128,355)
      Loan purchases through third parties                                 (225,364)      (94,283)
      Bulk loan purchases                                                   (60,410)      (98,904)
      Principal repayments on loans                                         266,281       173,864
      Principal payments on mortgage-backed and mortgage-
        related securities                                                  386,968       254,872
      Purchases of mortgage-backed and mortgage-related securities         (336,711)     (517,462)
      Purchases of other securities                                        (451,649)     (207,825)
      Proceeds from maturities of other securities
        and redemption of FHLB-NY stock                                      70,655        44,341
      Proceeds from sale of securities and loans                             90,552       524,214
      Proceeds from sale of real estate owned                                12,390        15,831
      Proceeds from sales net of costs and advances
        related to investments in real estate                                 1,212           628
      Purchases of premises and equipment                                    (6,755)       (4,661)
      Cash paid for Fidelity net of cash and cash equivalents acquired           --      (158,491)
                                                                          ---------     ---------
           Net cash used in investing activities                           (753,361)     (196,231)
                                                                          ---------     ---------

Cash flows from financing activities:
      Net increase (decrease) in deposits                                   257,352       (59,677)
      Net increase in reverse repurchase agreements                         353,518       469,217
      Proceeds from FHLB-NY advances                                        135,000        50,000
      Payments of FHLB of New York advances                                 (90,000)     (433,049)
      Costs to repurchase common stock                                      (29,055)      (26,592)
      Cash dividends paid to stockholders                                    (6,841)       (2,295)
      Cash received for options exercised                                       244            52
      Cash received from sale of unallocated RRP stock                          147            --
                                                                          ---------     ---------
           Net cash provided by (used in) financing activities              620,365        (2,344)
                                                                          ---------     ---------
           Net decrease in cash and cash equivalents                        (74,089)     (150,322)

Cash and cash equivalents at beginning of period                            133,869       209,203
                                                                          ---------     ---------

Cash and cash equivalents at end of period                                $  59,780     $  58,881
                                                                          =========     =========

Supplemental disclosures:
  Cash paid during the year:
    Interest                                                              $ 224,068     $ 191,590
                                                                          =========     =========
    Income taxes                                                          $  26,065     $  24,150
                                                                          =========     =========
  Additions to real estate owned                                          $   7,730     $   3,466
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

    In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and December 31, 1995 and the statements of operations for the three and nine months ended September 30, 1996 and 1995, cash flows for the nine months ended September 30, 1996 and 1995 and stockholders' equity for the nine months ended September 30, 1996. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of September 30, 1996 and December 31, 1995 and amounts of revenues and expenses of the results of operations for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

    The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995, but may also be adopted upon the issuance of SFAS No. 123. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the APB No. 25 method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Pro forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994 need not be included in financial statements for that fiscal year but should be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. The Company intends to continue to use the APB No. 25 method for preparing its financial statements and as such, the implementation of SFAS No. 123 will have no impact on the Company's financial condition or results of operations.

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

This Statement supersedes the FASB's Statement of Financial Accounting Standards No. 76, "Extinguishment of Debt", and Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." SFAS No. 125 amends Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115") to prohibit the classification of a debt security as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. It further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recording investment shall be subsequently measured like debt securities classified as available-for-sale or trading under SFAS No. 115, as amended by SFAS No. 125. SFAS No. 125 also amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently reviewing the impact of the implementation of SFAS No. 125 on its consolidated financial statements.

3.  (LOSS) EARNINGS PER SHARE

Primary and fully diluted earnings per common share are computed by dividing net income by the weighted-average number of common stock and common stock equivalents outstanding during this year.

For the primary earnings per share calculation, the weighted-average number of common stock and common stock equivalents outstanding includes the average number of shares of common stock outstanding, the dilutive effect of unexercised stock options, adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan ("ESOP") and the Recognition and Retention Plans ("RRPs").

For the fully diluted earnings per share calculation, the weighted average number of common stock and common stock equivalents include the same components as for the primary earnings per share calculation; however, the maximum dilutive effect for unexercised stock options is computed using the period-end market price of the Company's common stock, if it is higher than the average market price used in calculating primary earnings per share.

The effect for unexercised stock options were not assumed in the calculation of loss per common share because the effect would have been antidilutive.

4.  CASH EQUIVALENTS

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less, which in the aggregate amounted to $59,780,000 and $34,000,000 at September 30, 1996 and 1995, respectively.

5.  STOCK SPLIT

On April 17, 1996, the Company's Board of Directors approved a two-for-one stock split, in the form of a 100% stock dividend, which was paid on June 3, 1996. Accordingly, all capital accounts, share and per share data have been restated for all reported periods to reflect the stock split.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic and market, and legislative and regulatory conditions, and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

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

SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

    During the quarter ended September 30, 1996, final legislative action was taken by Congress and the President to recapitalize the SAIF. As a result of the legislation, the Company recorded a one-time special assessment to recapitalize the SAIF for $16.9 million, net of taxes. The special assessment was calculated at 65.7 basis points of the Company's March 31, 1995 deposit insurance assessment base. As a result of this non-recurring special assessment, the Company had a net loss of $3.2 million for the three months ended September 30, 1996. The legislation also provided for a significant reduction in the annual deposit insurance premiums which the Association pays. As a result of this legislation, the Company expects to add $4.3 million, after tax, to earnings for 1997. See "Impact of New Legislation."

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of funds are deposits, borrowings and principal and interest payments on loans, mortgage-backed and mortgage-related securities, and other securities. During the first nine months of 1995, the Company's total principal payments on loans, mortgage-backed and mortgage-related and other securities were $428.7 million. The Company also received $521.1 million of proceeds from the sale of securities acquired from Fidelity during this same nine month period. During the first nine months of 1996, the Company's total principal payments on loans, mortgage-backed and mortgage-related and other securities totaled $653.2 million, and net increases in borrowings totaled $398.5 million. The Company's primary uses of funds are purchases and originations of mortgage loans, and the purchases of mortgage-backed, mortgage-related and other securities. During the first nine months of 1995, the Company's primary uses of funds were for the purchases of mortgage-backed, mortgage-related and other securities, loan originations and purchases and the acquisition of Fidelity. During the first nine months of 1996, the Company's purchases and originations of mortgage loans totaled $763.3 million, of which $284.4 million and $478.9 million were purchases and originations, respectively. Of the $284.4 million of loans purchased, $59.8 million were bulk loan purchases and $224.6 million were purchased through third party mortgage bankers. This compares to $299.6 million of purchases and originations during the first nine months of 1995, of which $191.2 million and $108.4 million were purchases and originations, respectively. Of the $191.2 million of loans purchased, $97.5 million were bulk loan purchases and $93.7 million were purchased through third party mortgage bankers. The Company's purchases of mortgage-backed, mortgage-related and other securities during the first nine months of 1996 totaled $788.4 million of which $285.8 million are classified as available-for-sale as of September 30, 1996. Mortgage-backed, mortgage-related and other securities purchased during the first nine months of 1995 totaled $725.3 million.

    The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Association's liquidity ratios were 7.84% and 7.09% at September 30, 1996 and December 31, 1995, respectively, while its short-term liquidity ratios were 2.81% and 2.50% at September 30, 1996 and December 31, 1995, respectively. In the normal course of its business, the Association routinely enters into various commitments, primarily relating to leasing certain of its office facilities and lending commitments. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

    Stockholders' equity totaled $566.2 million at September 30, 1996 compared to $590.7 million at December 31, 1995, reflecting the Company's earnings for the nine months, the effect of the treasury stock purchases, dividends paid on common stock, the change in the net unrealized (losses) gains on securities, net of taxes, and the amortization of the unallocated portion of shares held by the ESOP and the unearned portion of shares held by the RRPs and related tax benefit.

    During the year ended December 31, 1995, the Company repurchased 1,471,752 of its common shares for an aggregate cost of $26.6 million, bringing the cumulative total of common shares repurchased, through December 31, 1995, to 3,759,836 for an aggregate cost of $60.8 million. An additional 5% stock repurchase plan was approved by the Board of Directors on December 21, 1995. During the first nine months of 1996, the Company completed this fourth 5% stock repurchase program, repurchasing during this program a total of 1,130,496 of its outstanding common shares at an aggregate cost of $29.1 million, bringing the cumulative total of common shares repurchased through September 30, 1996 to 4,890,332 for an aggregate cost of $89.9 million. The Company may consider future repurchase plans as approved by its Board of Directors.

    On September 3, 1996, the Company paid a quarterly cash dividend of $0.11 per share on shares of common stock outstanding as of the close of business on August 15, 1996, aggregating $2.3 million.

    At its Board of Directors meeting held on October 16, 1996, the Company declared a cash dividend of $0.11 per common share payable on December 2, 1996 to shareholders of record as of the close of business on November 15, 1996.

    While the payment of the Company's cash dividend is not subject to the Association's payment of a dividend to the Company, the ability of the Company to continue to fund the payment of future cash dividends is dependent, to a degree, upon the Association continuing to declare and pay cash dividends to the Company.

    At the time of the Association's conversion to stock form, the Association was required to establish a liquidation account equal to its capital as of June 30, 1993. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account. As a result of the Fidelity acquisition, the Association assumed the obligation of Fidelity's liquidation account initially created in connection with Fidelity's conversion to stock form. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholder's equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. As of September 30, 1996, the Association's total capital exceeded the amount of the combined liquidation accounts, and exceeded all of its regulatory capital requirements with tangible and core capital ratios of 5.76% and a risk-based capital ratio of 17.09%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

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

    At September 30, 1996, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.3 billion, representing a positive cumulative one-year gap of 17.5% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.4 billion, representing a positive cumulative one-year gap of 21.7% of total assets at December 31, 1995. Included in interest-earning assets repricing or maturing in one year or less are mortgage-backed, mortgage-related and other securities classified available-for-sale. If the Company categorized its available-for-sale portfolio according to repricing periods based on their estimated prepayments and maturities, interest-bearing liabilities maturing or repricing within one year, at September 30, 1996, would have exceeded net interest-earning assets maturing or repricing within the same time period by $71.0 million, representing a negative cumulative one-year gap of 1.0% of total assets. If the Company categorized its available-for-sale portfolio according to repricing periods based on their estimated prepayments and maturities, net interest-earning assets maturing or repricing within one year, at December 31, 1995, would have been approximately equal to interest-bearing liabilities maturing or repricing within the same time period. Additionally, the Company purchased various callable debt securities and has entered into callable reverse repurchase agreements. At September 30, 1996, $258.0 million of debt securities and $545.0 million of borrowings, set forth in the following table at their maturity dates, were callable within one year.

    The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial agreements with third parties to hedge its position. During 1994, the Company, as part of its overall interest rate risk management strategy, purchased an interest rate cap with a notional amount of $105.0 million on which the Company received a payment, based on the notional amount, equal to the three month LIBOR in excess of 5% on any reset date for the reset period, and simultaneously sold an interest rate cap on the same amount pursuant to which the Company made a payment, based on the notional amount, equal to the three month LIBOR in excess of 7% on any reset date for the reset period. These transactions, referred to, in the aggregate, as a corridor, were structured to reset quarterly on the same dates and mature on the same date as a $105.0 million reverse repurchase agreement bearing interest at the three month LIBOR, which matured on March 15, 1996. During the second quarter of 1995, the Company entered into an interest rate swap with a notional amount of $50.0 million, the effect of which was to convert a medium term $50.0 million borrowing, with a variable rate equal to the three month LIBOR, to a fixed rate borrowing equal to 6.632%, by agreeing, within the interest rate swap agreement, to pay a fixed rate of interest equal to 6.632% and receive the three month LIBOR. The agreement matures on April 21, 1997, the same date as the borrowing.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996, which are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown.

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

                                                                                     At September 30, 1996
                                                           ----------------------------------------------------------------------
                                                                           More Than       More Than
                                                                            One Year      Three Years
                                                             One Year         to              to         More than
                                                             or Less      Three Years     Five Years     Five Years      Total
                                                           ----------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
      Interest-earning assets:
           Mortgage loans (1)                              $  858,791    $   476,092     $   338,801     $  801,802    $2,475,486
           Consumer and other loans (1)                        37,503          8,549          10,389             --        56,441
           Federal funds sold and
             repurchase agreements                             44,000             --              --             --        44,000
           Mortgage-backed, mortgage-related
             and other securities available-for-sale        2,363,287             --              --             --     2,363,287
           Mortgage-backed and mortgage-
             related securities held-to-maturity (2)          349,983        196,884         159,700        637,737     1,344,304
           Other securities held-to-maturity (2)               55,200         12,340          50,800        554,007       672,347
                                                           ----------------------------------------------------------------------
             Total interest-earning assets                  3,708,764        693,865         559,690      1,993,546     6,955,865
        Less:
           Unearned discount, premium
             and deferred fees (3)                              2,544          1,410           1,004          2,376         7,334
                                                           ----------------------------------------------------------------------
           Net interest-earning assets                      3,706,220        692,455         558,686      1,991,170     6,948,531
                                                           ----------------------------------------------------------------------

      Interest-bearing liabilities:
           Savings                                            168,000        288,000         240,000        449,531     1,145,531
           NOW                                                 17,640         14,112          12,696         17,698        62,146
           Money market                                       129,260        134,820          89,928         92,211       446,219
           Certificates of deposit                          1,500,206      1,083,436         220,474            266     2,804,382
           Borrowed funds (2)                                 622,847      1,465,000           5,550         10,000     2,103,397
                                                           ----------------------------------------------------------------------
             Total interest-bearing liabilities             2,437,953      2,985,368         568,648        569,706     6,561,675
                                                           ----------------------------------------------------------------------

      Interest sensitivity gap                             $1,268,267    $(2,292,913)    $    (9,962)    $1,421,464    $  386,856
                                                           ======================================================================
      Cumulative interest sensitivity gap                  $1,268,267    $(1,024,646)    $(1,034,608)    $  386,856
                                                           ======================================================================

      Cumulative interest sensitivity gap
        as a percentage of total assets                         17.45%        (14.10)%        (14.24)%         5.32%

      Cumulative net interest-earning assets
        as a percentage of interest-bearing liabilities        152.02%         81.11%          82.73%        105.90%

            (1) For purposes of this analysis, mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

            (2) For purposes of this analysis, $258.0 million of debt securities and $545.0 million of borrowings, which are callable within one year, are classified above according to their contractual maturity dates (primarily in the more than five year category for debt securities and more than one year to three year category for borrowings).

            (3) For purposes of this analysis, unearned discount, premium and deferred fees are prorated.

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

ANALYSIS OF NET INTEREST INCOME

              Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters ended September 30, 1996 and 1995. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters ended September 30, 1996 and 1995.

                                                                               QUARTER ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------------------
                                                                        1996                                  1995
                                                       -----------------------------------   ------------------------------------
                                                                                   AVERAGE                                AVERAGE
                                                         AVERAGE                    YIELD/     AVERAGE                     YIELD/
ASSETS:                                                  BALANCE      INTEREST       COST      BALANCE       INTEREST       COST
                                                       --------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)

  Interest-earning assets:
    Mortgage loans                                     $2,434,385    $   49,031      8.01%   $1,874,450     $   39,689      8.47%
    Consumer and other loans                               57,530         1,519     10.50%       61,421          1,641     10.69%
    Mortgage-backed and mortgage-
      related securities (1)                            3,576,226        61,543      6.85%    3,632,352         63,173      6.96%
    Federal funds sold and
      repurchase agreements                                35,025           470      5.34%       71,966          1,067      5.93%
    Other securities (1)                                  820,576        14,153      6.86%      474,124          7,799      6.58%
                                                       ----------    ----------              ----------     ----------
      Total interest-earning assets                     6,923,742       126,716      7.28%    6,114,313        113,369      7.42%
                                                                     ----------                             ----------
  Non-interest-earning assets                             269,072                               342,530
                                                       ----------                            ----------

Total assets                                           $7,192,814                            $6,456,843
                                                       ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
    Savings                                            $1,139,701         7,248      2.53%   $1,172,747          7,418      2.53%
    Certificates of deposit                             2,794,543        38,416      5.47%    2,596,018         37,273      5.74%
    NOW                                                    72,475           368      2.02%      250,281          1,264      2.02%
    Money manager                                         187,884           954      2.02%           --             --        --
    Money market                                          241,581         2,344      3.86%      208,931          2,050      3.92%
    Borrowed funds                                      2,061,569        29,782      5.75%    1,547,825         23,396      6.05%
                                                       ----------    ----------              ----------     ----------
        Total interest-bearing liabilities              6,497,753        79,112      4.84%    5,775,802         71,401      4.94%
                                                                     ----------                             ----------
      Non-interest-bearing liabilities                    129,767                               111,975
                                                       ----------                            ----------
Total liabilities                                       6,627,520                             5,887,777
Stockholders' equity                                      565,294                               569,066
                                                       ----------                            ----------

Total liabilities and stockholders' equity             $7,192,814                            $6,456,843
                                                       ==========                            ==========
Net interest income/net interest rate spread (2)                     $   47,604      2.44%                  $   41,968      2.48%
                                                                     ==========      ====                   ==========      ====

Net interest-earning assets/net interest margin (3)    $  425,989                    2.74%   $  338,511                     2.75%
                                                       ==========                    ====    ==========                     ====

Ratio of interest-earning assets to interest-
  bearing liabilities                                        1.07x                                 1.06x
                                                             ====                                  ====

(1) Securities available-for-sale are reported at average amortized cost.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

ANALYSIS OF NET INTEREST INCOME

              Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the nine months ended September 30, 1996 and 1995. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the nine months ended September 30, 1996 and 1995.

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------------------
                                                                        1996                                  1995
                                                       -----------------------------------   ------------------------------------
                                                                                   AVERAGE                                AVERAGE
                                                         AVERAGE                    YIELD/     AVERAGE                     YIELD/
ASSETS:                                                  BALANCE      INTEREST       COST      BALANCE       INTEREST       COST
                                                       --------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)

   Interest-earning assets:
      Mortgage loans                                   $2,243,190    $  136,517      8.13%   $1,768,469     $  112,287      8.47%
      Consumer and other loans                             59,031         4,560     10.32%       60,864          4,923     10.78%
      Mortgage-backed and mortgage-
        related securities (1)                          3,633,587       187,119      6.88%    3,307,912        174,103      7.02%
      Federal funds sold and
        repurchase agreements                              59,918         2,418      5.39%      176,544          7,991      6.04%
      Other securities (1)                                661,830        33,178      6.70%      412,157         19,831      6.42%
                                                       ----------    ----------              ----------     ----------
          Total interest-earning assets                 6,657,556       363,792      7.30%    5,725,946        319,135      7.43%
                                                                     ----------                             ----------
      Non-interest-earning assets                         270,833                               298,607
                                                       ----------                            ----------

Total assets                                           $6,928,389                            $6,024,553
                                                       ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Interest-bearing liabilities:
      Savings                                          $1,150,543        21,832      2.53%   $1,186,298         22,510      2.53%
      Certificates of deposit                           2,677,189       110,015      5.49%    2,473,451        105,052      5.66%
      NOW                                                 127,603         1,933      2.02%      237,888          3,604      2.02%
      Money manager                                       133,631         2,025      2.02%           --             --     --
      Money market                                        232,865         6,654      3.82%      188,261          5,039      3.57%
      Borrowed funds                                    1,904,540        82,171      5.76%    1,271,628         56,244      5.90%
                                                       ----------    ----------              ----------     ----------
          Total interest-bearing liabilities            6,226,371       224,630      4.82%    5,357,526        192,449      4.79%
                                                                     ----------                             ----------
      Non-interest-bearing liabilities                    127,341                               103,410
                                                       ----------                            ----------
Total liabilities                                       6,353,712                             5,460,936
Stockholders' equity                                      574,677                               563,617
                                                       ----------                            ----------

Total liabilities and stockholders' equity             $6,928,389                            $6,024,553
                                                       ==========                            ==========


Net interest income/net interest rate spread (2)                     $  139,162      2.48%                  $  126,686      2.64%
                                                                     ==========      ====                   ==========      ====

Net interest-earning assets/net interest margin (3)    $  431,185                    2.79%   $  368,420                     2.95%
                                                       ==========                    ====    ==========                     ====

Ratio of interest-earning assets to interest-
          bearing liabilities                                1.07x                                 1.07x
                                                             ====                                  ====


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

                                            Quarter Ended September 30, 1996      Nine Months Ended September 30, 1996
                                                       Compared to                            Compared to
                                            Quarter Ended September 30, 1995      Nine Months Ended September 30, 1995
                                            --------------------------------      ------------------------------------
                                                   Increase (Decrease)                      Increase (Decrease)
                                            --------------------------------      ------------------------------------

                                              Volume      Rate         Net         Volume         Rate           Net
                                            --------    --------     -------      --------      --------      --------
                                                                        (In Thousands)

Interest-earning assets:
       Mortgage loans ..................    $ 22,496    $(13,154)   $  9,342      $ 31,539      $ (7,309)     $ 24,230
       Consumer and other loans ........         (95)        (27)       (122)         (150)         (213)         (363)
       Mortgage-backed and mortgage-
           related securities ..........        (806)       (824)     (1,630)       18,525        (5,509)       13,016
       Federal funds sold and repurchase
           agreements ..................        (500)        (97)       (597)       (4,792)         (781)       (5,573)
       Other securities ................       6,004         350       6,354        12,451           896        13,347
                                            --------    --------    --------      --------      --------      --------

             Total .....................      27,099     (13,752)     13,347        57,573       (12,916)       44,657
                                            --------    --------    --------      --------      --------      --------

Interest-bearing liabilities:
       Savings .........................        (170)         --        (170)         (678)           --          (678)
       Certificates of deposit .........       9,387      (8,244)      1,143         9,800        (4,837)        4,963
       NOW .............................        (896)         --        (896)       (1,671)           --        (1,671)
       Money manager ...................         954          --         954         2,025            --         2,025
       Money market ....................         496        (202)        294         1,246           369         1,615
       Borrowed funds ..................      13,637      (7,251)      6,386        28,145        (2,218)       25,927
                                            --------    --------    --------      --------      --------      --------

            Total ......................      23,408     (15,697)      7,711        38,867        (6,686)       32,181
                                            --------    --------    --------      --------      --------      --------

Net change in net interest
       income ..........................    $  3,691    $  1,945    $  5,636      $ 18,706      $ (6,230)     $ 12,476
                                            ========    ========    ========      ========      ========      ========

ASSET QUALITY

  One of the Company's key operating objectives has been and continues to be improving asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, the Company has taken an active role in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies have resulted in a reduction of non-performing assets of $19.7 million, or 29.1%, from $67.8 million at December 31, 1995 to $48.1 million at September 30, 1996. During this nine month period, net loan charge-offs totaled $3.0 million, which consisted primarily of large commercial properties. The reduction in non-performing assets was primarily due to decreases in non-accrual mortgage loans and real estate owned, net of $12.1 million, or 32.4%, and $6.4 million, or 36.3%, respectively. The decrease in real estate owned during the nine month period ended September 30, 1996 was primarily a result of sales. The following tables show a comparison of delinquent loans and non-performing assets as of September 30, 1996 and December 31, 1995.


                                                                          DELINQUENT LOANS
                                    -----------------------------------------------------------------------------------------
                                               AT SEPTEMBER 30, 1996                         AT DECEMBER 31, 1995
                                    --------------------------------------------    -----------------------------------------
                                         60-89 DAYS           90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                    --------------------    --------------------    -------------------   -------------------
                                    NUMBER     PRINCIPAL    NUMBER     PRINCIPAL    NUMBER    PRINCIPAL   NUMBER    PRINCIPAL
                                      OF        BALANCE       OF        BALANCE       OF       BALANCE      OF       BALANCE
                                     LOANS     OF LOANS      LOANS      OF LOANS     LOANS     OF LOANS    LOANS    OF LOANS
                                    -------    --------     -------     -------     -------    -------    -------    -------
                                                                    (DOLLARS IN THOUSANDS)

      One-to-four family ........        54     $ 3,022         264     $25,409         118    $ 8,173        366    $33,384
      Multi-family ..............         4         430          14       3,272           3        336         17      2,851
      Commercial real estate ....        --          --          11       2,220           3        384         21      4,698
      Construction and land .....        --          --           3         244          --         --         10      2,271
      Consumer and other loans ..        51         402          95         977          47        622         65      1,276
                                    -------     -------     -------     -------     -------    -------    -------    -------

          Total Delinquent Loans        109     $ 3,854         387     $32,122         171    $ 9,515        479    $44,480
                                    =======     =======     =======     =======     =======    =======    =======    =======

  Delinquent Loans to Total
           Loans ...............                   0.15%                   1.25%                  0.46%                 2.16%

                              NON-PERFORMING ASSETS

                                                                AT                AT
                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1996              1995
                                                           -------------      ------------

Non-accrual delinquent mortgage loans ...........             $25,271           $37,394
Non-accrual delinquent consumer
     and other loans ............................                 977             1,276
Mortgage loans delinquent 90 days or more (1) ...               5,874             5,810
                                                              -------           -------
     Total non-performing loans .................              32,122            44,480
                                                              -------           -------

Real estate owned, net (2) ......................              11,254            17,677
Investment in real estate, net (3) ..............               4,698             5,654
                                                              -------           -------
    Total real estate owned and investment
       in real estate, net ......................              15,952            23,331
                                                              -------           -------
           Total non-performing assets ..........             $48,074           $67,811
                                                              =======           =======

Allowance for loan losses to non-performing loans               43.66%            30.34%
Allowance for loan losses to total loans ........                0.55%             0.65%

  (1) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments.

  (2) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.

  (3)  Investment in real estate is recorded at the lower of cost or fair value.

The following table sets forth the composition of the Company's loan portfolio at September 30, 1996 and December 31, 1995.


                                             At September 30,                At December 31,
                                                  1996                            1995
                                         -----------------------        -------------------------
                                                         Percent                          Percent
                                                           of                               of
                                            Amount        Total            Amount          Total
                                            ------       -------           ------         -------
                                                             (Dollars in Thousands)
MORTGAGE LOANS:
    One-to-four family ..............    $ 2,196,954       85.69%       $ 1,748,284        84.82%
    Multi-family ....................        145,686        5.68            109,944         5.34
    Commercial real estate ..........        153,890        6.00            128,668         6.24
    Construction ....................         10,101        0.39             12,598         0.61
                                         -----------     -------        -----------      -------

       Total mortgage loans .........      2,506,631       97.76          1,999,494        97.01
                                         -----------     -------        -----------      -------


CONSUMER AND OTHER LOANS:
    Home equity .....................         34,605        1.35             38,761         1.88
    Credit card .....................          8,230        0.32              8,578         0.42
    Passbook ........................          3,582        0.14              2,915         0.14
    Agency for International
       Development ..................          1,067        0.04              1,193         0.06
    Education .......................          2,651        0.11              2,415         0.11
    Personal ........................          4,127        0.16              3,708         0.18
    Other ...........................          3,156        0.12              4,104         0.20
                                         -----------     -------        -----------      -------

       Total consumer and other loans         57,418        2.24             61,674         2.99
                                         -----------     -------        -----------      -------

          Total loans ...............      2,564,049      100.00%         2,061,168       100.00%
                                         -----------     =======        -----------      =======

LESS:
    Unearned discount, premium and
       deferred loan fees, net ......         (1,412)                        (4,030)
    Allowance for loan losses .......        (14,024)                       (13,495)
                                         -----------                    -----------

       Total loans, net .............    $ 2,548,613                    $ 2,043,643
                                         ===========                    ===========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair values of mortgage-backed, mortgage-related and other securities available-for-sale and held-to-maturity at September 30, 1996 and December 31, 1995.

                                                                      At September 30, 1996
                                                                      ---------------------

                                                                      Gross           Gross       Estimated
                                                       Amortized    Unrealized     Unrealized       Fair
                                                         Cost         Gains         (Losses)        Value
                                                       ---------    ----------     ----------    ----------
                                                                         (In Thousands)

AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................    $  241,196    $    1,685    $   (2,518)    $  240,363
       FHLMC certificates ........................       281,343         1,058        (3,882)       278,519
       FNMA certificates .........................        48,770            51          (439)        48,382
       REMICs:
           Agency issuance .......................     1,168,844         3,521       (20,955)     1,151,410
           Private issuance ......................        14,841            --          (334)        14,507
       Other mortgage-related ....................       428,244         7,076          (606)       434,714
                                                       ---------    ----------     ----------    ----------
             Total mortgage-backed and
               mortgage-related securities .......     2,183,238        13,391    $  (28,734)    $2,167,895
                                                       ---------    ----------     ----------    ----------
  Other securities:
       Obligations of the U.S. ...................
         government and agencies .................       129,228           186        (2,226)       127,188
       Equity and other securities ...............        67,120         1,119           (35)        68,204
                                                       ---------    ----------     ----------    ----------
             Total other securities ..............       196,348         1,305        (2,261)       195,392
                                                       ---------    ----------     ----------    ----------

Total Available-for-Sale .........................    $2,379,586    $   14,696    $  (30,995)    $2,363,287
                                                      ==========    ==========    ===========    ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................    $   91,189    $    3,354    $      (20)    $   94,523
       FHLMC certificates ........................        30,110         1,026           (89)        31,047
       FNMA certificates .........................        22,553            60          (845)        21,768
       CMOs ......................................         7,085            67           (80)         7,072
       REMICs:
           Agency issuance .......................       942,766         1,496       (20,132)       924,130
           Private issuance ......................       244,749            --        (9,703)       235,046
       Other mortgage-related ....................           351            --            --            351
                                                       ---------    ----------     ----------    ----------
             Total mortgage-backed and
               mortgage-related securities .......     1,338,803         6,003       (30,869)     1,313,937
                                                       ---------    ----------     ----------    ----------

  Other securities:
       Obligations of the U.S. ...................
           government and agencies ...............       578,289           508        (7,139)       571,658
       Obligations of states and
           political subdivisions ................        51,242            --          (141)        51,101
       Corporate debt securities .................        10,041            71            (2)        10,110
                                                       ---------    ----------     ----------    ----------
             Total other securities ..............       639,572           579    $   (7,282)       632,869
                                                       ---------    ----------     ----------    ----------

Total Held-to-Maturity ...........................    $1,978,375    $    6,582    $  (38,151)    $1,946,806
                                                      ==========    ==========    ===========    ==========

                                                                      At December 31, 1995
                                                                      ---------------------

                                                                      Gross           Gross       Estimated
                                                       Amortized    Unrealized     Unrealized       Fair
                                                         Cost         Gains         (Losses)        Value
                                                       ---------    ----------     ----------    ----------
                                                                         (In Thousands)

AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................    $  156,330    $    3,082    $       --     $  159,412
       FHLMC certificates ........................       332,109         4,363          (635)       335,837
       FNMA certificates .........................       147,016         1,425           (17)       148,424
       REMICs:
           Agency issuance .......................     1,116,842         9,418        (5,584)     1,120,676
           Private issuance ......................        22,433            41           (73)        22,401
       Other mortgage-related ....................       540,565         5,900          (393)       546,072
                                                      ----------    ----------    ----------     ----------
             Total mortgage-backed and
               mortgage-related securities .......     2,315,295        24,229        (6,702)     2,332,822
                                                      ----------    ----------    ----------     ----------

  Other securities:
       Obligations of the U.S. ...................
         government and agencies .................       149,990         1,023          (446)       150,567
       Equity and other securities ...............        30,961         1,719          (101)        32,579
                                                      ----------    ----------    ----------     ----------
             Total other securities ..............       180,951         2,742          (547)       183,146
                                                      ----------    ----------    ----------     ----------

Total Available-for-Sale .........................    $2,496,246    $   26,971    $   (7,249)    $2,515,968
                                                      ==========    ==========    ==========     ==========

HELD-TO-MATURITY:

  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................    $  105,589    $    4,566    $      (22)    $  110,133
       FHLMC certificates ........................        36,503         1,406           (16)        37,893
       FNMA certificates .........................        24,613           150          (476)        24,287
       CMOs ......................................        10,638           119           (46)        10,711
       REMICs:
           Agency issuance .......................       961,536         9,169        (4,396)       966,309
           Private issuance ......................       194,411           412        (3,922)       190,901
       Other mortgage-related ....................           354            --            --            354
                                                      ----------    ----------    ----------     ----------
             Total mortgage-backed and
               mortgage-related securities .......     1,333,644        15,822        (8,878)     1,340,588
                                                      ----------    ----------    ----------     ----------

  Other securities:
       Obligations of the U.S. ...................
           government and agencies ...............       220,181         1,022        (2,460)       218,743
       Obligations of states and
           political subdivisions ................        51,753             2           (96)        51,659
       Corporate debt securities .................         9,964            --          (174)         9,790
                                                      ----------    ----------    ----------     ----------
             Total other securities ..............       281,898         1,024        (2,730)       280,192
                                                      ----------    ----------    ----------     ----------

Total Held-to-Maturity ...........................    $1,615,542    $   16,846    $  (11,608)    $1,620,780
                                                      ==========    ==========    ==========     ==========

COMPARISON OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
AND OPERATING RESULTS FOR THE QUARTERS ENDED
AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

FINANCIAL CONDITION

    At September 30, 1996, the Company's total assets were $7.3 billion compared to $6.6 billion at December 31, 1995. The increase was primarily due to growth in the one-to-four family mortgage loan portfolio and the other securities portfolios (in the form of obligations of the U.S. Government and agencies) funded through growth in deposits and additional borrowings. Mortgage loans originated and purchased during the nine months ended September 30, 1996 totaled $763.3 million, compared to $299.6 million for the nine months ended September 30, 1995. Purchases of other securities held-to-maturity and available-for-sale during the first nine months of 1996 totaled $451.6 million, compared to $207.8 million in the comparable 1995 period. Deposits increased $257.7 million during the nine month period ended September 30, 1996, including a $228.7 million increase in certificates of deposit, and borrowed funds increased $398.7 million, primarily in the form of additional reverse repurchase agreements for the same period. During the first quarter of 1996, the Company implemented a program which converted its NOW accounts to a master account consisting of a NOW sub-account and a money market sub-account (money manager account). The result of this change was a substantial shift of deposits from NOW accounts to money markets. While this program has no effect on the Company's depositors, it has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of New York. Stockholders' equity decreased $24.4 million to $566.2 million from $590.6 million at December 31, 1995, which reflects the repurchase of 1,130,496 shares of common stock, the net change in the market valuation, net of taxes, of securities available-for-sale, and dividends declared, partially offset by net income and the amortization relating to ESOP and RRP stock and related tax benefit.

RESULTS OF OPERATIONS

GENERAL

    The Company experienced a net loss of $3.2 million, or $0.17 per share and net income of $23.2 million, or $1.12 per share, for the three months and the nine months ended September 30, 1996, respectively.

    During the 1996 third quarter, the Company recorded a $28.5 million ($16.9 million, net of taxes), one-time special deposit insurance assessment in connection with the recapitalization of the SAIF, as a result of final legislative action taken by Congress and the President on September 30, 1996 (see "SAIF Special Assessment" and "Impact of New Legislation" for further discussion). Although this non-recurring assessment produced a net loss for the third quarter of 1996, the Company expects to recognize long-term benefits of significantly reduced deposit insurance premiums, beginning in 1997.

    Net income, excluding the one-time $16.9 million, net of taxes, special assessment for the recapitalization of the SAIF, for the three months ended September 30, 1996 increased $2.3 million, or 19.9%, to $13.7 million compared to $11.4 million for the same period in 1995 and earnings per share increased 25% to $0.65 from $0.52, respectively. Net income, excluding the SAIF recapitalization assessment, for the nine months ended September 30, 1996 increased $6.0 million, or 17.6%, to $40.1 million compared to $34.1 million for the same period in 1995 and earnings per share increased 22.7% to $1.89 from $1.54, respectively. Return on average equity, excluding the SAIF recapitalization assessment, increased to 9.59% for the 1996 third quarter from 8.01% for the 1995 third quarter and increased to 9.27% for the nine months ended September 30, 1996 from 8.06% for the same period in 1995. Return on average tangible equity, excluding the SAIF recapitalization assessment, increased to 11.72% for the 1996 third quarter from 9.98% for the 1995 third quarter and increased to 11.36% for the nine months ended September 30, 1996 from 9.72% for the same period in 1995. Return on average assets, excluding the SAIF recapitalization assessment, increased from 0.71% to 0.76% for the 1995 and 1996 third quarters, respectively and from 0.75% to 0.77% for the nine months ended September 30, 1995 and 1996, respectively.

    Net income, including the SAIF recapitalization assessment, decreased $14.6 million, from $11.4 million for the 1995 third quarter to a net loss of $3.2 million for the 1996 third quarter and earnings and loss per share for the 1995 and 1996 third quarters of $0.52 and $0.17, respectively decreased $0.69, or 132.7%. Net income for the nine months ended September 30, 1996 decreased $10.9 million or 31.9%, to $23.2 million compared to $34.1 million for the same period in 1995 and earnings per share decreased 27.3% to $1.12 from $1.54, respectively. Return on average equity decreased to a negative 2.28% for the 1996 third quarter from 8.01% for the 1995 third quarter and decreased to 5.38% for the nine months ended September 30, 1996 from 8.06% for the same period in 1995. Return on average tangible equity, decreased to a negative 2.79% for the 1996 third quarter from 9.98% for the 1995 third quarter and decreased to 6.60% for the nine months ended September 30, 1996 from 9.72% for the same period in 1995. Return on average assets decreased to a negative 0.18% for the 1996 third quarter from 0.71% for the 1995 third quarter and decreased to 0.45% for the nine months ended September 30, 1996 from 0.75% for the same period in 1995.

NET INTEREST INCOME

    For the 1996 third quarter, net interest income increased $5.6 million, or 13.4% to $47.6 million, from $42.0 million for the 1995 third quarter. For the nine months ended September 30, 1996, net interest income increased $12.5 million, or 9.9% to $139.2 million, from $126.7 million for the nine month period ended September 30, 1995. These increases are due to the increases in average interest-earning assets for the three and nine month periods, over the comparable 1995 periods, of 13.2% and 16.3%, respectively. The increases in interest-earning assets is due primarily to the significant growth in the mortgage loan portfolio which resulted from record loan originations for the periods, as well as loan purchases. In addition, the Company purchased higher-yielding, agency-issued other securities during the nine months ended September 30, 1996. The impact of the increases in interest-earning assets was slightly offset by the decrease in the Company's net interest margin from 2.74% for the quarter ended September 30, 1996 compared to 2.75% for the prior year's quarter. The Company's interest rate spread decreased from 2.48% for the quarter ended September 30, 1996, to 2.44% in the comparable three month period and from 2.64% to 2.48% for the nine month periods.

PROVISION FOR LOAN LOSSES

    For the third quarter of 1996, provision for loan losses increased to $958,000 compared to $349,000 for the third quarter of 1995. For the nine month period ending September 30, 1996, the provision increased to $3.5 million from $2.2 million in 1995. The increase for both periods was primarily attributable to the increase in the loan portfolio as a result of record loan originations and purchases. Total net loan charge-offs for the nine months ended September 30, 1996 were $3.0 million, which partially consisted of certain large commercial properties. The net effect of the provision for loan losses with these charge-offs during the nine months ended September 30, 1996, resulted in an increase in the allowance for loan losses of only $529,000 from $13.5 million at December 31, 1995 to $14.0 million at September 30, 1996. This slight increase, coupled with the significant increase in the loan portfolio, resulted in a reduction of the Company's percentage of allowance for loan losses to total loans from 0.65% at December 31, 1995 to 0.55% at September 30, 1996. The reduction in non-performing loans, coupled with an increase in the allowance for loan losses improved the Company's percentage of allowance for loan losses to non-performing loans from 30.34% at December 31, 1995 to 43.66% at September 30, 1996. See "Asset Quality."

NON-INTEREST INCOME

    Non-interest income for the third quarter of 1996 increased $1.1 million, or 44.7%, to $3.4 million from $2.3 million for the comparable period in 1995. For the nine months ended September 30, 1996, non-interest income increased $3.5 million, or 49.4%, to $10.4 million from $6.9 million in 1995. The increase in both periods resulted from increases in customer service and loan fees as a result of additional and increased fees on deposit products and increased loan volumes, in addition to gains recognized on sales of securities.

NON-INTEREST EXPENSE

    Non-interest expense for the third quarter of 1996, excluding the one-time SAIF recapitalization assessment of

$28.5 million, (see "Impact of New Legislation"), increased $2.6 million, to $26.1 million, from $23.5 million for the third quarter of 1995. Non-interest expense for the third quarter of 1996, including the SAIF recapitalization assessment, increased $31.1 million to $54.6 million, from $23.5 million for the third quarter of 1995. General and administrative expenses increased from $22.8 million in 1995 to $23.9 million in 1996 primarily due to an increase in compensation and benefits, including a $500,000 increase in the amortization relating to the allocation of ESOP stock due to a higher average fair market value of the Company's stock. Real estate operations, net and provision for real estate losses decreased from a net recovery of $1.5 million in 1995 to a net recovery of $26,000 in 1996. The net recovery in 1995 includes the recognition of $2.2 million of profit from the sale of a single REO property.

   Non-interest expense for the nine month period ended September 30, 1996, excluding the one-time SAIF recapitalization assessment, increased $4.0 million to $74.7 million from $70.7 million for the same period in 1995. Non-interest expense for the nine month period ended September 30, 1996, including the SAIF recapitalization assessment, increased $32.5 million to $103.3 million, from $70.8 million for the same period in 1995. General and administrative expenses increased from $67.5 million in 1995 to $72.5 million in 1996. The increase is due to the full nine month impact of the Fidelity acquisition on general and administrative expense, and additional compensation and benefits, including an increase of $1.7 million in the amortization relating to the allocation of ESOP stock due to a higher average fair market value of the Company's stock. Real estate operations, net and recoveries for real estate losses increased from a net recovery of $2.8 million in 1995 to a net recovery of $4.3 million in 1996. This increase resulted from gains on dispositions of both real estate owned and investment in real estate.

INCOME TAX EXPENSE

    Income tax expense, excluding the tax benefit of $11.6 from the SAIF recapitalization assessment, increased $1.4 million for the third quarter of 1996, to $10.4 million, from $9.0 million in 1995. For the nine month period ended September 30, 1996, income tax expense increased $4.6 million, to $31.2 million, from $26.6 million in 1995. The change for both periods is due to an increase in income, excluding the SAIF recapitalization assessment of $28.5 million, before taxes of $24.0 million and $71.3 million, respectively.

IMPACT OF NEW LEGISLATION

    Deposit Insurance - SAIF Recapitalization. For the first three quarters of 1996, SAIF-insured institutions paid deposit insurance assessment rates of $0.23 to $0.31 per $100 of deposits. In contrast, institutions insured by the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund (the "BIF") that were well capitalized and without any significant supervisory concerns paid the minimum annual assessment of $2,000, and all other BIF-insured institutions paid deposit insurance assessment rates of $0.03 to $0.27 per $100 of deposits.

    In response to the SAIF/BIF assessment disparity, the Deposit Funds Insurance Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits will pay a special assessment, subject to adjustment, of 65.7 basis points per $100 of the institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. The Funds Act provides that the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the special assessment for the Association is $28.5 million (before taxes) and has been charged against income for the quarter ended September 30, 1996.

    In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996, to reduce the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of SAIF-insured savings associations, such as the Company, the proposed assessment rates would range from 18 to 27 basis points for the last quarter of 1996 and would range from 0 to 27 basis points for subsequent assessment periods. However, the Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Association has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, the Association, as long as it maintains its regulatory status, will have to pay substantially lower regular SAIF assessments compared to those paid by the Association in recent years. As a result of the lower SAIF assessment, the Company expects to add $4.3 million, after tax, to earnings for 1997.

    In addition, the Funds Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rates of assessment for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits.

    The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

    Recapture of Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Association, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interest in real property, could be computed using an amount based on a six-year moving average of the Association's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Association's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Association's bad debt reserve were permitted under the New York State Bank Franchise Tax and the New York City Banking Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method was 32% rather than 8%.

    Under the 1996 Act, the PTI Method was repealed and the Association, as a "large bank" (one with assets having an adjusted basis of more than $500 million), will be unable to make additions to its tax bad debt reserve, will be permitted to deduct bad debts only as they occur and will be required to recapture (that is, take into taxable income) over a six-year period, beginning with the Association's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Association's loan portfolio decreased since December 31, 1987). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Association originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Association during its six taxable years preceding January 1, 1996. Since the Association has already provided a deferred income tax liability for financial reporting purposes, there will be no adverse impact to the Association's financial condition or results of operations from the enactment of this legislation.

    The New York State tax law has been amended to prevent a similar recapture of the Association's bad debt reserve, and to permit continued future use of the bad debt reserve method for purposes of determining the Association's New York State tax liability. The Company's officers and industry leaders continue to seek such amendments to the New York City tax law; however, the Company cannot predict whether such changes to New York City law will be adopted and, if so, in what form.

CASH EARNINGS

    Cash earnings is the amount by which tangible equity changes each period due to operating results. It represents reported earnings adjusted for non-cash charges for amortization relating to the allocation of ESOP stock, the earned portion of RRP stock and related tax benefit and amortization of excess of cost over fair value of net assets acquired.

    Management believes that cash earnings, as well as cash returns on average assets and cash returns on average tangible equity are more relevant measures of financial performance since they define a company's ability to repurchase stock, pay dividends and support growth, either internally or through acquisitions. Further, regulatory capital adequacy measures are based on tangible capital; accordingly, tangible capital is the basis for the Association's growth potential.

    Cash earnings, excluding the SAIF recapitalization assessment, for the quarter ended September 30, 1996 totaled $18.7 million, or $0.89 per share, compared to $15.8 million, or $0.72 per share for the 1995 third quarter. For the nine months ended September 30, 1996, cash earnings, excluding the SAIF recapitalization assessment, totaled $54.9 million, or $2.59 per share, compared to $46.2 million, or $2.09 per share for the comparable 1995 period.

    The related cash returns on average tangible equity, excluding the SAIF recapitalization assessment, for the 1996 third quarter and the nine months ended September 30, 1996 were 16.1% and 15.6% versus 13.8% and 13.2% for the comparable 1995 periods. Cash returns on average assets, excluding the SAIF recapitalization assessment, for the third quarter and the nine month period ended September 30, 1996, were 1.04% and 1.06% versus 0.98% and 1.02% for the comparable 1995 periods.

    Presented below are the Company's Consolidated Statements of Cash Earnings for the three and nine month periods ended September 30, 1996 and 1995.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  CASH EARNINGS
(In Thousands, Except Share Data)

                                                        THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                        SEPTEMBER 30, 1996                          SEPTEMBER 30, 1995 (1)
                                             ---------------------------------------         --------------------------------------
                                             REPORTED                        CASH             REPORT                        CASH
                                             EARNINGS       ADJUSTMENTS     EARNINGS         EARNINGS      ADJUSTMENTS     EARNINGS
                                             ---------      -----------     --------         --------      -----------     --------

Total interest income                        $ 126,716            --        $ 126,716       $ 113,369              --     $ 113,369

Total interest expense                          79,112            --           79,112          71,401              --        71,401
                                             ---------                      ---------        --------                     ---------

Net interest income                             47,604            --           47,604          41,968              --        41,968
Provision for loan losses                          958            --              958             349              --           349
                                             ---------                      ---------        --------                     ---------
Net interest income after
  provision for loan losses                     46,646            --           46,646          41,619              --        41,619
                                             ---------                      ---------        --------                     ---------

Total non-interest income                        3,374            --            3,374           2,332              --         2,332
                                             ---------                      ---------        --------                     ---------

Non-interest expense:
   General and administrative:
        Compensation and benefits               12,366        (2,918)(2)        9,448          11,502          (2.147)(2)     9,355
        Other general and administrative        11,506            --           11,506          11,340              --        11,340
                                             ---------      --------         --------        --------        --------     ---------
   Total general and administrative             23,872        (2,918)          20,954          22,842          (2,147)       20,695
   Real estate operations, net                     176            --              176          (2,251)             --        (2,251)
  (Recovery of) provision for real
      estate losses                               (202)           --             (202)            704              --           704
   Amortization of excess of cost
       over fair value of net assets
       acquired                                  2,171        (2,171)(3)           --           2,232          (2,232)(3)        --
   SAIF recapitalization assessment             28,545            --           28,545              --              --            --
                                             ---------      --------         --------        --------        --------     ---------
 Total non-interest expense                     54,562        (5,089)          49,473          23,527          (4,379)       19,148
                                             ---------      --------         --------        --------        --------     ---------

Income (loss) before income tax expense         (4,542)        5,089              547          20,424           4,379        24,803
Income tax (benefit) expense                    (1,320)           --           (1,320)          9,035              --         9,035
                                             ---------      --------         --------        --------        --------     ---------

NET (LOSS) INCOME                            $  (3,222)     $  5,089        $   1,867       $  11,389        $  4,379     $  15,768
                                             =========      ========        =========       =========        ========     =========

Primary (loss) earnings per share            $   (0.17)     $   0.27        $    0.10       $    0.52        $   0.20     $    0.72
                                             =========      ========        =========       =========        ========     =========
Fully diluted (loss) earnings
   per share                                 $   (0.17)     $   0.27        $    0.10       $    0.52        $   0.20     $    0.72
                                             =========      ========        =========       =========        ========     =========
Primary average common
   stock and common
   stock equivalents                       19,446,410(4)                                   21,842,792

Fully diluted average common
    stock and common
    stock equivalents                      19,446,410(4)                                   21,976,608

-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME, excluding SAIF
   recapitalization assessment (5)           $ 13,652       $  5,089        $  18,741
                                             =======        ========        =========
Earnings per share excluding SAIF
   recapitalization assessment,
   net of taxes (6)                          $   0.65       $   0.24        $    0.89
                                             ========       ========        =========


(1) As adjusted for two-for-one stock split on June 3, 1996.
(2) Non-cash amortization expense relating to allocation of ESOP stock and earned portion of RRP stock, and related tax benefit.
(3) Non-cash amortization expense of excess of cost over fair value of net assets acquired (goodwill).
(4) Common stock equivalents are excluded for loss periods as they are antidilutive.
(5) Excluding SAIF recapitalization assessment of $16,874,000, net of taxes.
(6) Based on common stock and common stock equivalents of 20,985,571, which includes dilutive effect of equivalents.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF  CASH EARNINGS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                         NINE MONTHS ENDED                          NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1996                          SEPTEMBER 30, 1995 (1)
                                             -------------------------------------        ---------------------------------------
                                             REPORTED                      CASH            REPORT                         CASH
                                             EARNINGS       ADJUSTMENTS   EARNINGS        EARNINGS      ADJUSTMENTS      EARNINGS
                                             ---------      -----------   --------        --------      -----------      --------

Total interest income                       $ 363,792             --      $ 363,792       $ 319,135               --      $ 319,135

Total interest expense                        224,630             --        224,630         192,449               --        192,449
                                            ---------                     ---------       ---------                       ---------

Net interest income                           139,162             --        139,162         126,686               --        126,686
Provision for loan losses                       3,522             --          3,522           2,177               --          2,177
                                            ---------                     ---------       ---------                       ---------
Net interest income after
  provision for loan losses                   135,640             --        135,640         124,509               --        124,509
                                            ---------                     ---------       ---------                       ---------

Total non-interest income                      10,371             --         10,371           6,943               --          6,943
                                            ---------                     ---------       ---------                       ---------

Non-interest expense:
   General and administrative:
        Compensation and benefits              37,273         (8,324)(2)     28,949          34,094           (6,026)(2)     28,068
        Other general and administrative       35,200             --         35,200          33,387               --         33,387
                                            ---------       --------      ---------        --------         --------      ---------
   Total general and administrative            72,473         (8,324)        64,149          67,481           (6,026)        61,455
   Real estate operations, net                 (2,740)            --         (2,740)         (2,765)              --         (2,765)
  (Recovery of) provision for real
      estate losses                            (1,534)            --         (1,534)            (33)              --            (33)
   Amortization of excess of cost
       over fair value of net assets
       acquired                                 6,513         (6,513)(3)         --           6,075           (6,075)(3)         --
   SAIF recapitalization assessment            28,545             --         28,545              --               --             --
                                            ---------       --------      ---------        --------         --------      ---------
 Total non-interest expense                   103,257        (14,837)        88,420          70,758          (12,101)        58,657


Income before income tax expense               42,754         14,837         57,591          60,694           12,101         72,795
Income tax expense                             19,548             --         19,548          26,622               --         26,622
                                            ---------       --------      ---------        --------         --------      ---------


NET INCOME                                  $  23,206       $ 14,837      $  38,043       $  34,072         $ 12,101      $  46,173
                                            =========       ========      =========       =========         ========      =========

Primary earnings per share                  $    1.12       $   0.72      $    1.84       $    1.54         $   0.55      $    2.09
                                            =========       ========      =========       =========         ========      =========
Fully diluted earnings
    per share                               $    1.12       $   0.71      $    1.83       $    1.51         $   0.54      $    2.05
                                            =========       ========      =========       =========         ========      =========

Primary average common
   stock and common
   stock equivalents                      20,713,185(4)                                  22,137,438
Fully diluted average common
   stock and common
   stock equivalents                      20,746,062(4)                                  22,511,870

----------------------------------------------------------------------------------------------------------------------------------

NET INCOME, excluding SAIF
   recapitalization assessment (5)          $  40,080       $ 14,837      $  54,917
                                            =========       ========      =========
Earnings per share excluding SAIF
   recapitalization assessment,
   net of taxes (6)                         $    1.89       $   0.70      $    2.59
                                            =========       ========      =========

(1) As adjusted for two-for-one stock split on June 3, 1996.
(2) Non-cash amortization expense relating to allocation of ESOP stock and earned portion of RRP stock, and related tax benefit.
(3) Non-cash amortization expense of excess of cost over fair value of net assets acquired (goodwill).
(4) Common stock equivalents are excluded for loss periods as they are antidilutive.
(5) Excluding SAIF recapitalization assessment of $16,874,000, net of taxes.
(6) Based on common stock and common stock equivalents of 21,226,238, which includes dilutive effect of equivalents.

PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

         The Association has brought an action against the United States in the United States Court of Federal Claims arising out of the acquisition of Suburbia Federal Savings and Loan Association by the Association's predecessor-in-interest, Fidelity New York F.S.B. Astoria Federal Savings and Loan Association v. United States, No. 95-468C. Fidelity and the government (the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation ("FSLIC")) agreed, in 1984, that supervisory goodwill created by the acquisition and cash contributed by the FSLIC as part of the acquisition would be treated as regulatory capital for all regulatory purposes. The government breached that agreement following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The action is one of many "goodwill" or "Winstar" cases now pending in the United States Court of Federal Claims.

         The Association's lawsuit has been reassigned, as have all other "goodwill" cases, to Chief Judge Smith. On September 18, 1996, Chief Judge Smith entered an Omnibus Case Management Order which applies to all but two of the "Winstar" cases, including the Association's. The order provides, among other things, for the establishment of a Plaintiffs' Coordinating Committee and a Defendant's Coordinating Committee. The Committees have the authority to bind all plaintiffs and the defendant, respectively, with respect to procedural matters concerning pleadings, motions, discovery, trials and related scheduling. The Committees were also charged with the responsibility to develop a Master Litigation Plan which is to include a comprehensive discovery plan and will address issues such as the resolution of common issues, dispositive motions, and trials. The order also provided for the exchange of "core documents" and document indexes by the parties. The order provides that following the exchange of "core documents," any plaintiff may file a motion for partial summary judgment related to two liability related issues: (1) whether a contract existed in each case, and (2) whether the government acted inconsistently with such contract.

         In the Association's case, the parties have exchanged "core documents" and "document indexes." In addition, on November 6, 1996, the Association filed a motion for partial summary judgment with the Court. The government, pursuant to the Omnibus Case Management Order, has 60 days from filing to respond to this motion. The government will also have 120 days from filing to set forth any defenses of any kind, counterclaims, setoffs, pleas in fraud, or similar defenses of which it knows or has reason to know that relate to the two issues asserted in the Association's partial summary judgment motion. In the Omnibus Case Management Order, the Court also established a group of thirteen "priority" cases, of which the Association's is not included, which could commence trials four months following completion of trials in the cases of Glendale Federal Bank, FSB v. United States, No. 90-772C and Statesman Holding Corp., et al. v. United States, No. 90-773C.

         Management intends to pursue its action against the United States vigorously.

         No other material events occurred with respect to legal proceedings during the quarter ended September 30, 1996, not previously reported.

ITEM 5.       OTHER INFORMATION

         Effective July 17, 1996, the Board of Directors of the Company appointed Ralph F. Palleschi to serve as a director of both the Company and the Association. Mr. Palleschi's term as a director of the Company will expire at the annual meeting of shareholders to be held following the close of the Company's 1998 fiscal year. Effective September 18, 1996, Harold B. Vicory retired from the Board of Directors of both the Company and the Association. On October 16, 1996, the Company reduced the size of its Board of Directors to nine.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

              11.  Statement Re: Computation of Per Share Earnings

              27.  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              On July 17, 1996, the Company filed with the Securities and Exchange Commission a current report on Form 8-K, which describes the Company's adoption of a Shareholder Rights Plan and the Company's declaration of a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Astoria Financial Corporation


Dated:   November 12, 1996          By:   /s/        Monte N. Redman
       ----------------------             --------------------------------------
                                          Monte N. Redman
                                          Senior Vice President and Chief
                                          Financial Officer

Dated:   November 12, 1996
       ----------------------

                                    By:   /s/        Frank E. Fusco
                                          --------------------------------------
                                          Frank E. Fusco
                                          First Vice President, Chief Accounting
                                          Officer and Controller

                                  Exhibit Index


Exhibit No.                 Identification of Exhibit

    11.                     Statement Re: Computation of Per Share Earnings

    27.                     Financial Data Schedule