Form 10-K405
period 1996-12-31
ASTORIA FINANCIAL CORP
filed 1997-03-28
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_______________to_______________


                         Commission File Number 0-22228

                          ASTORIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                          11-3170868
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

             One Astoria Federal Plaza, Lake Success, New York 11042
                    (Address of principal executive offices)

                                 (516) 327-3000
              (Registrant's telephone number, including area code)

          (Securities registered pursuant to Section 12(b) of the Act):
                                      None

          (Securities registered pursuant to Section 12(g) of the Act):
                           Common Stock $.01 par value
                                (Title of class)
                        Preferred Stock, Purchase Rights
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997: Common stock par value $.01 per share, $792,467,640. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on February 28, 1997, which was $43.00 as reported in the Wall Street Journal on March 3, 1997. The number of shares of the registrant's Common Stock outstanding as of February 28, 1997 was 21,356,196 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K and the part into which such document is so incorporated are as follows: (1) the Annual Report to Stockholders for the fiscal year ended December 31, 1996 (Parts I, II and IV) and (2) the definitive Proxy Statement dated April 7, 1997 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Stockholders to be held on May 21, 1997 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 10, 1997 (Part III).

                         FORM 10-K CROSS-REFERENCE INDEX

PART I                                                                  PAGE
------                                                                  ----
ITEM 1.           BUSINESS
                   DESCRIPTION OF BUSINESS............................    1
                   STATISTICAL DATA:
                  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                   EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL      24
                   SECURITIES PORTFOLIO...............................   25
                   LOAN PORTFOLIO.....................................   27
                   ALLOWANCE FOR LOAN, INVESTMENTS IN REAL ESTATE
                    AND REAL ESTATE OWNED LOSSES......................   33
                   DEPOSITS...........................................   35
                   RETURN ON EQUITY AND ASSETS........................   38
                   BORROWINGS.........................................   38
ITEM 2.           PROPERTIES..........................................   39
ITEM 3.           LEGAL PROCEEDINGS...................................   43
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    44

PART II
-------
ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS........................   45
ITEM 6.           SELECTED FINANCIAL DATA.............................   45
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS................   45
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY:
                        INDEPENDENT AUDITORS' REPORT..................   45
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION   45
                        CONSOLIDATED STATEMENTS OF OPERATIONS.........   45
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  45
                        CONSOLIDATED STATEMENTS OF CASH FLOWS.........   45
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       45
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE................   45

PART III
--------
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY        46
ITEM 11.          EXECUTIVE COMPENSATION..............................   46
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.....................................   46
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         46

PART IV
-------
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K...........................................   47
SIGNATURES . . . . . . ...............................................   53

                                     PART I

ITEM 1.  BUSINESS

      Astoria Financial Corporation (the "Company") is a Delaware Corporation organized on June 14, 1993, for the purpose of becoming a holding company to own all of the outstanding capital stock of Astoria Federal Savings and Loan Association ("the Association") upon the Association's conversion from the mutual to the stock form of organization. The stock conversion and the Company's initial public offering were completed on November 18, 1993, at which time, the Company purchased all of the outstanding stock of the Association.

      In addition to directing, planning and coordinating the business activities of the Association, the Company invests primarily in U.S. Government and federal agency securities, mortgage-backed and mortgage-related securities and other securities. The Company has acquired, and may continue to acquire or organize other operating subsidiaries, including other financial institutions.


      GENERAL. The primary business of the Company is the operation of its wholly owned subsidiary, the Association. The Association's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in one-to-four family residential mortgage loans and mortgage-backed and mortgage-related securities and, to a lesser extent, multi-family residential mortgage loans, commercial real estate loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed and mortgage-related securities portfolios and interest and dividends on its other securities portfolio. The Association's cost of funds consists of interest expense on deposits and borrowings.

      The information presented in the financial statements and in this Form 10-K reflects the financial condition and results of operations of the Company, as consolidated with the Association, its wholly-owned subsidiary.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

      This Form 10-K contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic, market, legislative and regulatory conditions, and the development of an interest rate environment that affects the interest rate spread or other income anticipated from the Company's operations and investments.

MARKET AREA AND COMPETITION

      The Company has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. The Company's deposit gathering and lending markets are primarily concentrated in the communities surrounding its banking offices in Queens, Nassau, Suffolk and Westchester counties in the New York City metropolitan area and Chenango and Otsego counties in upstate New York. The Company's third party loan origination program and bulk loan purchase transactions increased its volume of one-to-four family residential mortgage loans outside its primary lending market, thus helping to reduce its geographical loan concentration. See "Lending Activities."

      The New York City metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than the Company. All are competitors of the Company to varying degrees. The Company's competition for loans comes principally from mortgage banking companies, commercial banks, savings banks, and savings and loan associations. The Company's most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces increasing competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. See "Regulation and Supervision Federally Chartered Savings Association Regulation - "Insurance of Deposit Accounts."

      The New York City metropolitan area economy, during the last three years, has shown modest growth as evidenced by the gradual decrease in the area's unemployment rate. Improvement can also be seen in the local real estate market, as reflected in increased existing home sales during the past few years and the stabilization of local real estate values. The Company's third party loan origination program and bulk purchase transactions increased its volume of one-to-four family residential loans outside its primary lending market, thus mitigating the Company's potential exposure to a concentration of credit risk. At December 31, 1996, $592.2 million or 22.8% of the Company's total loan portfolio was secured by properties located in 42 states other than New York State. However, the Company does not have a concentration of lending in any state, other than New York, that comprises more than 5% of the total loan portfolio.

      The Company serves its market areas with a wide selection of loan products and other retail financial services. Management considers the Company's strong banking office network, together with its reputation for financial strength and customer service, as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes it benefits from its community orientation as well as its established deposit base and levels of core deposits.

      FIDELITY ACQUISITION. After the close of business on January 31, 1995, the Company completed the acquisition of Fidelity New York F.S.B. ("Fidelity") in a transaction which was accounted for as a purchase. The cost of the acquisition was $157.8 million and the Company incurred approximately $21.3 million of acquisition-related costs. The acquisition of Fidelity strengthened the Company's deposit market share of the Long Island market (Queens, Nassau and Suffolk counties). The excess of cost over the fair value of net assets acquired generated in the transaction was $112.1 million, which is being amortized on a straight line basis over 15 years.

LENDING ACTIVITIES

      GENERAL. The Company offers a variety of loan products to serve the credit needs of its communities. The Company's loan portfolio is comprised primarily of mortgage loans, most of which are conventional loans secured by one-to-four family residences and, to a lesser extent, by multi-family residences, commercial real estate, and land. The remainder of the portfolio, consists of a variety of consumer and other loans.

      At December 31, 1996, $140.1 million, or 5.3% of the Company's total loan portfolio consisted of purchased mortgage loans and loan participations, serviced by others, which consisted primarily of one-to-four family residential mortgage loans. The Company generally only purchases loans which are underwritten in accordance with guidelines that meet or exceed the Company's underwriting guidelines.

      From December 31, 1992 to December 31, 1993, the Company's total net loan portfolio decreased from $1.7 billion, or 49.5% of total assets, to $1.5 billion, or 36.6% of total assets. This decrease resulted from refinances of loans in a low interest rate environment, principally to 30 year fixed rate loans, a product not emphasized by the Company during that time, and management's decision to reduce the Company's level of loans originated primarily based on loan to appraised value ratios with limited emphasis on credit verification. From December 31, 1993 to December 31, 1996, the Company's total net loan portfolio increased to $2.6 billion, or 36.3% of total assets. The increase resulted primarily from the Company's initiation, during 1994, of a third party loan origination program and a broker loan program, the acquisition of Fidelity and from bulk purchases made during the years ended December 31, 1995 and 1996. The Company originates mortgage loans locally, either directly (from existing or past customers, members of the local communities served, or referrals from local real estate agents, attorneys and builders), or through brokers. The retail loan origination program accounted for approximately $234.6 million and $121.3 million of originations during 1996 and 1995, respectively. The broker loan program includes relationships with local mortgage brokers and accounted for approximately $378.1 million and $81.4 million of originations during 1996 and 1995, respectively. The Company's correspondent loan program (third party originated loans) includes relationships with other financial institutions, mortgage brokers, and mortgage-bankers; it was initiated in 1994 to increase loan volume and, to a lesser degree, reduce the Company's geographical loan concentration. Under this program loans are solicited, committed for and closed by the third party and subsequently purchased by the Company. This program accounted for approximately $255.8 million and $122.4 million of loan purchases during 1996 and 1995, respectively, of which $192.7 million and $96.6 million, respectively, were outside of New York State. Additionally, the Company purchases loans in bulk, which totaled $60.2 million in 1996 compared to $128.3 million in 1995. See Loan Composition table on page 27 and Loan Activity table on page 29.

      ONE -TO-FOUR FAMILY MORTGAGE LENDING. The Company's primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family residences that serve as the primary residence of the owner. To a much lesser degree, the Company makes loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower. The Company also offers, but has originated a limited number of, second mortgage loans which are underwritten according to the same standards as first mortgage loans.

      At December 31, 1996, $2.3 billion, or 85.2% of the Company's total loan portfolio consisted of one-to-four family residential loans, of which $1.1 billion, or 49.2%, were Adjustable Rate Mortgage ("ARM") loans. The Company currently offers one-year and three-year ARM loans with terms of up to 40 years and loans with terms of up to 30 years which are fixed for five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. One-year ARM loans and, to a lesser extent, other ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. All ARM loans offered by the Company have annual and lifetime ceilings. Generally, ARM loans pose credit risks somewhat greater than the risk posed by fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. To recognize the credit risks associated with ARM loans offered at initial discounts substantially below market interest rates, the Company generally underwrites its one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.0%. For ARM loans with longer adjustment periods, and therefore, less risk due to the longer period for the borrower's income to adjust to anticipated higher future payments, the Company underwrites the loans using the initial rate, which may be a discounted rate.

      In recent years, the Company has originated a greater number of one-to-four family residential mortgage loans due to the strengthening of the economy within the Company's market area as well as the expansion of various delivery channels. With the growth of the third party loan origination program and bulk loan purchase transactions, which continued to elevate the volume of loans outside the Company's historical lending area, along with the broker and retail programs, the Company was able to increase loan production since 1995. One-to-four family mortgage loan originations and purchases increased $417.6 million, from $394.0 million in 1995 to $811.6 million in 1996.

       The Company's policy on owner-occupied, one-to-four family residential mortgage loans is to lend up to 80% of the appraised value of the property securing the loan, or over 80% if private mortgage insurance is obtained. In the case of cash-out refinancing for owner occupied one-to-four family residential mortgage loans, the Company allows a maximum 75% loan-to-appraised value ratio.

      The Company originates most 30-year fixed-rate loans for immediate sale to the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") or other investors, with servicing retained. Generally, the sale of such loans is arranged through a master delivery commitment with the investor on a mandatory basis. Additionally, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," ("SFAS No. 122"), which standardized the treatment of the capitalization of Mortgage Servicing Rights ("MSRs") by eliminating the difference between purchased MSRs and originated MSRs. Prior to SFAS No. 122, entities were only allowed to capitalize MSRs that were purchased and were precluded from capitalizing MSRs that were originated. SFAS No. 122 provides for the capitalization of MSRs when mortgage loans are originated and subsequently sold or securitized where the right to service the loans is retained. The Company's adoption of SFAS No. 122 did not have a material impact on its financial condition or results of operations.

      COMMERCIAL REAL ESTATE AND MULT-FAMILY LENDING. As of December 31, 1996, the Company's total loan portfolio contained $158.1 million, or 6.0%, of commercial real estate loans and $166.8 million, or 6.3%, of multi-family loans. During 1996, the Company originated $108.7 million of commercial, multi-family and mixed use loans. Mixed use loans are secured by properties which are constructed for both business and residential use and are classified as commercial or multi-family based on the greater number of commercial versus residential units.

      The commercial real estate and multi-family loans in the Company's portfolio consist of both fixed-rate and adjustable rate loans which were originated at prevailing market rates. If a commercial real estate or multi-family loan is originated or modified, the Company generally will provide a five to fifteen year term balloon loan amortized over 15 to 25 years. The Company's policy has been to originate commercial real estate or multi-family loans generally in its market areas. In making such loans, the Company primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property, and the Company's lending experience with the borrower.

      Commercial real estate loans typically are secured by properties such as retail stores, office buildings and other mixed use (more business than residential units) properties. The single largest commercial real estate loan at December 31, 1996, had an outstanding principal balance of $21.2 million, was current and was secured by an office building in Queens, New York.

      The majority of the multi-family loans in the Company's portfolio are secured by six to forty unit apartment buildings and other mixed use (more residential than business units) properties. The single largest multi-family loan at December 31, 1996 had an outstanding balance of $5.4 million, was current and was secured by a ninety-nine unit apartment building located in Manhattan, New York.

      Loans secured by commercial real estate and multi-family properties generally involve a greater degree of risk than one-to-four family residential loans. This has been particularly true for commercial real estate loans during recent years due to a sharp increase in available space and a decrease in demand for commercial properties in the Company's general market area. The Company continues to provide multi-family and commercial real estate loans, using prudent underwriting standards which include consideration of the demand for such properties and the general economic conditions in its market area.

      CONSTRUCTION LENDING. In the past, the Company originated loans to finance the construction of multi-family and commercial real estate properties, and to a lesser degree, one-to-four family homes, as well as for the acquisition and development of land (referred to in the aggregate as construction loans). At December 31, 1996, construction loans totaled $10.1 million, or 0.38% of the Company's total loan portfolio. During the past few years, the Company has virtually ceased construction lending and has reduced its level of construction loans due to the higher risk associated with this type of lending. The Company currently does not intend to make construction loans except on a selective basis and in limited amounts.

      Construction loans generally provide for interest-only payments with a balloon payment at maturity, and are originated for short-terms. The Company's policy is to allow consideration of loans to purchase land with loan to appraised value ratios of up to 65%. Construction and land acquisition and development loans may be considered for loan to value ratios of up to 75%. The Company generally requires personal guarantees from the principals of the borrowing entity.

      CONSUMER AND OTHER LOANS. At December 31, 1996, $58.1 million, or 2.2%, of the Company's total loan portfolio consisted of consumer loans, primarily home equity, passbook loans and credit cards. Consumer loans, with the exception of home equity lines of credit, are offered primarily on a fixed-rate, short-term basis. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the applicant, the underwriting process also includes a review of the value of the security, if any, in relation to the proposed loan amount. The Company's consumer loans tend to have higher interest rates and shorter maturities than one-to-four family residential mortgage loans, but are considered to entail a greater risk of default than such loans. The Company, historically, has experienced few losses on its consumer loan portfolio. There can be no assurance, however, that this experience will continue in the future.

      The Company's home equity lines of credit are originated on one-to-four family residential properties. These loans are generally limited to aggregate outstanding indebtedness on the property securing the loan up to 80% of the appraised value of the property. Such lines of credit are underwritten based upon guidelines established by the Company in order to evaluate the borrower's ability and willingness to repay the debt.

      LOAN APPROVAL PROCEDURES AND AUTHORITY. Mortgage loan approval has been granted by the Board of Directors to the Company's Loan Committee, which consists of certain members of executive management and other officers. One-to-four family residential mortgage loans, up to the FNMA guidelines must be approved by a residential underwriter. For one-to-four family loans over the FNMA limit and up to $500,000, approval is required from a residential underwriter and one senior member of the Loan Committee. One-to-four family residential mortgage loans greater than $500,000 and up to $2.0 million, require the approval of a residential underwriter and two senior members of the Loan Committee. For commercial, multi-family, mixed-use and construction loans up to $250,000 approval by a commercial underwriter is required. For loans of these types greater than $250,000 and up to $500,000 approval by a commercial underwriter and one senior member of the Loan Committee is required. For commercial, multi-family, mixed-use and construction loans greater than $500,000 and up to $2.0 million, approval by two senior members of the Loan Committee is required. The Company also has a Large Loan/Joint Venture Committee, which consists of Messrs. Engelke and Drennan and at least two members of the Board of Directors, which is authorized to approve large loans (any loan greater than $2.0 million) and participations in joint ventures up to $10.0 million. Any loan applications or joint venture participations over $10.0 million must be approved by the Board of Directors. In the first quarter of 1997, the Company amended the Loan Approval Authority limits as follows: for commercial, multi-family, mixed-use and construction loans greater than $2.0 million and up to $5.0 million, approval by three senior members of the Loan Committee is required. In addition, any one loan exceeding $10.0 million, or any loan that will create or add to an aggregate loan balance in excess of $20.0 million to a single borrower and/or borrowing entity must be approved by the Board of Directors.

      Upon receipt of a completed application from a prospective borrower, for mortgage loans secured by one-to-four family properties, the Company generally orders a credit report, verifies income and other information and, if necessary, obtains additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. For mortgage loans secured by commercial, multi-family and construction properties, appraisals are obtained as part of the final underwriting process. All appraisals are performed by licensed or certified appraisers. Most appraisals are currently performed by licensed independent third party appraisers. The Board of Directors annually approves the independent appraisers used by the Company and reviews the Company's appraisal policy.

      The Company's policy, for mortgage loans secured by one-to-four family properties, is to require either title insurance or an attorney's opinion of title, and hazard insurance. Borrowers generally are required, in addition to making payments of principal and interest, to advance funds to a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, if required.

    DELINQUENCIES. When a borrower fails to make a required payment on a loan, the Company takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans and consumer loans, the Company generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In certain circumstances, on rental properties, the Company may institute proceedings to seize the rental payments. If the loan is still not brought current and it becomes necessary for the Company to take legal action, which typically occurs after a loan is delinquent 90 days or more, the Company may commence foreclosure proceedings against real property that secures the mortgage loan and attempt to repossess personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally sold at foreclosure or by the Company as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family, commercial real estate and construction and land loans are made on a case by case basis. Since foreclosure typically halts the sale of the collateral and is generally a lengthy procedure in New York State, the Company may consider loan work-out arrangements or work with construction and land, multi-family or commercial real estate borrowers in an effort to sell or operate the collateral rather than foreclose, particularly if the borrower is, in the opinion of management, able to effectively manage the project. For mortgage loans or loan participations serviced by others, the Company receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Company relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Company and its servicing agents. See table on page 30 for delinquencies.

      NON-PERFORMING ASSETS. The Company does not accrue interest on loans past due 90 days or more, with the exception of selected mortgage loans delinquent 90 days or more as to their maturity date on which the Company has continued to accept monthly interest payments as if the loan had not matured. Such loans are primarily balloon loans consisting of smaller commercial and multi-family loans or are construction loans initially entered into as interest-only loans. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date and is sent an application to refinance the loan. Follow up contacts are made with the borrowers. Although the majority of the loans typically are refinanced, primarily by the Company, or in the alternative, by other financial institutions, this process frequently can take longer than 90 days past the loan's original maturity date. Where the borrower has continued to make timely interest payments to the Company under the terms of the original note in effect prior to its maturity and where the Company does not have a reason to believe that any loss will be incurred on the loan, the Company has treated these loans as current and has continued to accrue interest. Such loans are classified as non-performing loans. When a loan is placed on non-accrual status, previous accrued but unpaid interest is deducted from interest income. Included in the Company's non-performing assets are real estate owned ("REO") and investments in real estate.

      REAL ESTATE OWNED - The net carrying value of the Company's REO totaled $7.4 million at December 31, 1996. The REO portfolio consists of $5.5 million, or 74.0%, of residential real estate and $1.9 million, or 26.0%, of non-residential properties. The Company aggressively markets its REO properties. During 1996, the combination of sales and additional write-downs, totaling $19.2 million, and continued foreclosures of $8.9 million, resulted in a decrease in REO, net, of $10.3 million from $17.7 million at December 31, 1995 to $7.4 million at December 31, 1996.

      CLASSIFIED ASSETS - The Company's Asset Review Department reviews and classifies the Company's assets and independently reports the results of its reviews to the Board of Directors quarterly. The Company's Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of the Company's classified assets.

      Federal regulations and Company policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      A federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervison ("OTS") which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives of the Federal regulatory agencies.

    Total non-performing assets declined $22.2 million to $45.6 million, or 0.63% of total assets, at December 31, 1996, from $67.8 million, or 1.02% of total assets, at December 31, 1995. Non-performing loans, declined to $33.5 million at December 31, 1996, from $44.5 million reported at December 31, 1995. For the year ended December 31, 1996, provision for loan losses increased to $4.0 million from $2.0 million for the year-ago period. The year-to-year increase reflects the increase in the mortgage loan portfolio. The allowance for loan losses as a percentage of total non-performing loans was 42.11% at December 31, 1996, compared to 30.34% at December 31, 1995. The allowance for loan losses as a percentage of total non-accrual loans was 54.06% at December 31, 1996, compared to 34.90% at December 31, 1995.

     Set forth below is a brief description of each classified asset or group of assets with a gross carrying value of $3.0 million or more at December 31, 1996. The carrying value of REO, and investments in real estate is the lower of cost or fair value less estimated selling costs.

- The Company holds a restructured substandard loan on a three-story office building in Queens, New York which continues to perform. The building generates adequate cash flow to support the 9 1/4% non-amortizing balloon payment mortgage maturing in 1999. The net book value was $17.6 million at December 31, 1996.

- One of the Company's wholly-owned subsidiaries, AF Staten Island Development Corp., has classified assets with a gross carrying value of $5.8 million at December 31, 1996. The asset is a parcel of raw land located in Staten Island, New York. See "Subsidiary Activities."

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"). Under SFAS No. 114, a loan is considered impaired, when based upon current information and events, it is probable that the creditor will be unable to collect all amounts due including principal and interest, according to the contractual terms of the loan agreement. Interest income on impaired loans is recognized on a cash basis. In connection with the adoption of SFAS No. 114, the Company has, for all years prior to its adoption, reclassified in-substance foreclosed loans, net of the related allowance for losses, from real estate owned to loans receivable in the Company's statements of financial condition and has reclassified provision for losses on in-substance foreclosed loans from provision for real estate losses to provision for loan losses in the statements of operations. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as one-to-four family mortgage loans and consumer loans. Loans individually reviewed for impairment by the Company are limited to multi-family loans, commercial loans, construction and land loans, loans modified in a troubled debt restructuring and selected large one-to-four family loans. Examples of measurement techniques utilized by the Company include present value of expected future cash flows, the loan's market value, if one exists, and the estimated fair value of the collateral. In addition, SFAS No. 114 amended SFAS No. 15 to limit the application of the concept of an in-substance foreclosure to those situations where the creditor has obtained physical possession of the loan collateral, regardless of whether formal foreclosure proceedings have occurred.

    The Company's total impaired loans at December 31, 1996, net of general allowance for loan losses of $1.1 million, was $5.9 million, of which $2.1 million are classified as non-performing and $3.8 are current. The Company's average recorded investment in impaired loans for the year ended December 31, 1996 was $8.9 million. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $947,000 for the year ended December 31, 1996.

    ALLOWANCE FOR LOAN, INVESTMENTS IN REAL ESTATE AND REAL ESTATE OWNED LOSSES. The Company's allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio including the condition of the economy in which the Company's loans are located. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, current and historical loss experience and other factors to arrive at an adequate loan loss allowance. Although management believes that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic and other conditions differ substantially from the estimates used in making the initial determinations. REO and investments in real estate, are carried net of all allowances for losses, at the lower of cost or fair value less estimated selling costs. Pursuant to the Company's policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible.

    If an asset is classified, an estimated value of the property securing the loan is determined through an appraisal, where possible. In instances where the Company has not taken possession of the property or does not otherwise have access to the premises and, therefore, cannot obtain an appraisal, a broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area. If the unpaid balance of the loan is greater than such estimated fair value, a specific reserve is established for the difference between the carrying value and the estimated fair value. General valuation allowances are also established and represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

    A review of the loan portfolio is undertaken as part of the examination of the Company by the OTS. While the Association believes it has established an adequate allowance for loan losses, there can be no assurance that regulators, as a result of reviewing the Association's loan portfolio, will not request the Association to increase its allowance for loan losses, thereby negatively affecting the Association's and the Company's financial condition and earnings.

INVESTMENT ACTIVITIES

    GENERAL. The investment policy of the Company is designed primarily to enable the Company to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Company's lending activities and to provide and maintain liquidity primarily through cash flow. In establishing its investment strategies, the Company considers its business and growth plans, the economic environment, its interest rate sensitivity "gap" position, the types of securities to be held and other factors. Federally chartered savings associations have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed and mortgage-related securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), certain certificates of deposit of insured banks and federally chartered savings associations, certain bankers acceptances, repurchase agreements, loans of federal funds and subject to certain limits, corporate securities, commercial paper and mutual funds.

    CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of loans or pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows are divided into "tranches" or classes of individual securities, thereby creating more predictable average lives for each security than the underlying collateral. Accordingly, under this security structure, loan principal and interest payments are allocated to a mortgage-related securities class or classes structured to have priority until it has been paid off.

    The Company's and the Association's Investment Committees, which are comprised of three senior officers, meet at least monthly to monitor the Company's and the Association's investment transactions and to review and amend as necessary, investment strategy. The Boards of Directors of the Company and the Association review the Company's and the Association's investment policy, respectively, at a minimum, on an annual basis and the Company's and the Association's investment activities on a monthly basis.

    Thrift Bulletin Number 52 ("TB-52"), the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including certain tranches of REMICs and CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility, assuming certain interest rate scenarios, than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudential safeguards in the purchase and retention of such securities. At December 31, 1996, the Company had $2.3 million of such high-risk mortgage securities, which are classified as available-for-sale.

    The Company's investment policy also permits it to invest in certain derivative financial instruments. These instruments consist of interest rate swaps and options and are generally used to hedge against interest rate exposure. See "Notes to Consolidated Financial Statements" included in Item 8 - Financial Statements and Supplementary Data, for further discussion of such derivative financial instruments.

    SECURITIES COMPOSITION. At December 31, 1996, the Company had $681.1 million, or 9.4% of total assets, in mortgage-backed securities, insured or guaranteed by either the FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). In addition, the Company had $2.3 billion in REMICs and CMOs, or 32.2% of total assets, of which 90% had fixed rates. The remaining balance had floating rates, which adjust quarterly with floors ranging from 0% to 1.5% and caps ranging from 9.0% to 13.0%. The Company's REMICs and CMOs had coupon rates ranging from 5.0% to 10.3% and a weighted average yield of 6.65% at December 31, 1996. Of the REMICs and CMOs portfolio, $2.1 billion, or 88.7%, are insured or guaranteed, either directly or indirectly, by the FNMA, FHLMC or GNMA, as issuer, or through mortgage-backed securities underlying the obligations. Management believes these securities represent attractive and limited risk alternatives to other investments due to the wide variety of maturity and repayment options available. These investments are a complement and a supplement to portfolio lending opportunities. At December 31, 1996, the Company also had $404.9 million of AA-rated ARM certificates, which have interest rate caps ranging from 10.0% to 23.0%, coupon rates ranging from 5.6% to 8.4% and a weighted average yield of 7.49%. The remaining securities portfolio of $836.4 million, or 11.5% of total assets, consists of obligations of U.S. Government and agencies, obligations of state and political subdivisions and equity and corporate debt securities. See tables on pages 25 and 26.

    SECURITIES AVAILABLE-FOR-SALE. The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 generally requires that equity securities that have readily determinable fair values or debt securities that may be sold in response to or in anticipation of changes in interest or prepayment rates, or other factors, be classified as available-for-sale and carried at estimated fair value. The Company has held a portfolio of securities classified as available-for-sale beginning January 1, 1994, which are carried at estimated fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. For further information on the Company's available-for-sale portfolio, see "Notes to Consolidated Financial Statements" included in Item 8 - Financial Statements and Supplementary Data.

    SECURITIES HELD-TO-MATURITY. The Company's held-to-maturity portfolio consists primarily of seasoned fixed-rate mortgage-backed and mortgage-related securities and U.S. government and agency securities. These securities represent those which management has both the ability and positive intent to hold to maturity, and are carried at their amortized cost. At December 31, 1996, the Company's total held-to-maturity portfolio was $2.0 billion, or 27.0% of total assets.

SOURCES OF FUNDS

    GENERAL. The Company's primary source of funds are provided by investing activities which include principal and interest payments on loans and mortgage-backed, mortgage-related and other securities. The Company's other sources of funds are provided by operating activities (primarily net income) and financing activities, primarily from deposits, Federal Home Loan Bank of New York ("FHLB-NY") advances and reverse repurchase agreements.

    DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company presently offers passbook and statement savings, NOW accounts, money market accounts and certificates of deposit. Of the total deposit balance, $730.1 million, or 16.2%, represent Individual Retirement Accounts ("IRAs"). During the first quarter of 1996, the Company implemented a program which converted its NOW accounts to a master account consisting of a NOW sub-account and a money market sub-account (money manager account). The result of this change was a substantial shift of deposits from NOW accounts to money manager accounts.

    The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Company's deposits are primarily obtained from areas surrounding its banking offices. The Company relies primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. The Company does not use brokers to obtain deposits. At December 31, 1996, the Company had $298.5 million in certificate of deposit accounts in amounts of $100,000 or more.

    When management determines the levels of the Company's deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged on other sources of funds. The Company has maintained a high level of core deposits, which has contributed to its low cost-of-funds. Core deposits include savings, money market, money manager and NOW accounts, which, in aggregate, represented 38.5%, 39.6% and 38.7% of total deposits at December 31, 1996, 1995 and 1994, respectively.

      BORROWINGS. The Company obtains advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, the Company's mortgage portfolio and the Company's investment in the stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. At December 31, 1996, the Company had an overnight line of credit with the FHLB-NY available for up to $50.0 million for a twelve month period, priced at the federal funds rate plus 12.5 basis points. The Company also enters into reverse repurchase agreements with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold with agreements to repurchase. In order to fund its asset growth during 1996, as well as being a part of its interest rate risk management strategy, the Company increased its borrowings by $406.8 million, or 23.9%, to $2.1 billion at December 31, 1996 from $1.7 billion at December 31, 1995. The increase was primarily in the form of callable reverse repurchase agreements. At December 31, 1996, $600.0 million of borrowing agreements were callable within one year. See table on page 38.

SUBSIDIARY ACTIVITIES

      The Association has formed or acquired a number of subsidiaries. At December 31, 1996, the following were wholly-owned subsidiaries of the
Association:

       AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities through its licensed agents who are also employees of the Association. The Association is reimbursed for expenses and administrative services it provides to AF Agency, Inc. The subsidiary's agents are paid on a commission basis. During 1995, AF Agency, Inc. began selling Savings Banks Life Insurance as an agent for another issuing New York State chartered thrift.

       AF Cortlandt Corp. was formed in 1987 to enter into a joint venture to acquire land located in Cortlandt, New York and develop lots for the construction of 119 single-family homes. The Association provided a construction loan to the joint venture. In September 1990, the joint venture partnership was dissolved and AF Cortlandt Corp. assumed responsibility for the project. As of December 31, 1992, all site development had been completed, and during 1996 all remaining lots were sold, finalizing the project.

       AF Staten Island Development Corp. was formed in 1985 to enter into a joint venture with another New York City metropolitan area financial institution and a real estate developer to acquire and develop raw land in Staten Island, New York. This joint venture has experienced significant delays in obtaining required approvals from the City of New York to develop the land and, as such, development has not yet commenced. At December 31, 1996, the gross carrying value in the project of $5.8 million, was classified as substandard.

      Shoratlantic Development Co., Inc. and Shorham Development Co., Inc., acquired in 1995 as part of the Fidelity acquisition, are inactive except for certain litigation in which they are involved, the outcome of which is not expected to have a material impact on the Company's financial condition or results of operations.

      Dollar Service Corporation, acquired in 1995 as part of the Fidelity acquisition, is primarily a holding company of second tier subsidiaries. These include 420 East 58th Street Service Corporation, 420 East 58th Street Corporation and Bayside Mall Real Property Holding Corporation, all of which are inactive with carrying values of $ -0-. Dollar Service Corporation is also the holding company for Gram Corporation and 14th Street Real Property Holding Corporation. These companies each held single parcels of real estate either under development or acquired through foreclosure. At December 31, 1995 the aggregate carrying values of the real estate reported in REO were $4.8 million. During the first quarter of 1996, all such parcels were liquidated.

      AF Roosevelt Ave. Corp., AF Glen Cove Corp., SFS Resources Corp., 3 Belmont Corp., FNY Service Corp. and Fidata Service Corp. are all currently inactive.

      During the first quarter of 1997, the Association created a new operating subsidiary, Astoria Preferred Funding Corporation, intended to qualify as a real estate investment trust, which may, among other things, be utilized by the Association to raise capital in the future. Upon formation of Astoria Preferred Funding Corporation, the Association transferred approximately $1.6 billion of mortgage loans to this subsidiary.

PERSONNEL

      As of December 31, 1996, the Association had 828 full-time employees and 204 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

      The Association is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Association's compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

      This regulation and supervision establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein.

      The description of statutory provisions and regulations applicable to federally chartered savings associations set forth in this document do not purport to be complete descriptions of such statutes and regulations and their effects on the Association.

FEDERALLY CHARTERED SAVINGS ASSOCIATION REGULATION

      BUSINESS ACTIVITIES. The activities of federally chartered savings associations are governed by the Home Owner's Loan Act, as amended ("HOLA") and, in certain respects, by the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended significantly by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Both FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

      The federal banking statutes as amended by FIRREA and FDICIA, among other things, (l) restrict the use of brokered deposits by federally chartered savings associations that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary federally chartered savings associations or savings and loan holding companies without prior approval of the OTS, (5) permit bank holding companies to acquire healthy federally chartered savings associations and (6) require the federal banking agencies to establish by regulation uniform standards for real estate lending. Under HOLA, the Association has the authority to make certain loans or investments not exceeding 5.0% of its total assets on each of (i) non-conforming loans (loans in excess of the specific limitations of the HOLA) and (ii) construction loans without security for the purpose of financing what is or is expected to be residential property. To assure repayment of such loans, an association would rely substantially on the borrower's general credit standing, personal guarantees and projected future income on the properties.

      CAPITAL REQUIREMENTS. The OTS capital regulations require federally chartered savings associations to meet three capital ratios: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings but excluding net unrealized gains and losses from available-for-sale debt securities), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain qualifying supervisory intangible assets, certain MSRs and certain other assets as defined by OTS capital regulations. The OTS regulations also require that, in meeting the tangible, leverage, and risk-based capital ratios, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

      The risk-based capital standard for federally chartered savings associations requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital less certain adjustments) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage ratio. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital counted toward total capital cannot exceed 100% of core capital. In addition, certain assets are required to be deducted from risk-based capital such as certain equity investments and construction loans with loan-to-value ratios exceeding 80%.

      FDICIA requires that the OTS and other federal banking agencies revise risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an interest rate risk component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred its requirement of the interest rate risk component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions and retains the right to impose minimum capital on individual institutions. Based on the Association's IRR profile and the level of interest rates at December 31, 1996, as well as the Association's level of risk-based capital at December 31, 1996, management believes that the Association does not have a greater than normal level of IRR as measured under the OTS rule and would not be required to increase its capital as a result of the rule.

      At December 31, 1996, the Association met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Association at December 31, 1996, calculated in accordance with applicable requirements of the OTS. At December 31, 1996, the Association is a "well capitalized" institution.

                                                AT DECEMBER 31, 1996
                    ---------------------------------------------------------------------------
                      CAPITAL                    ACTUAL                      EXCESS
                    REQUIREMENT                 CAPITAL                     CAPITAL
                    -----------                 -------                     -------
                                         (Dollars in Thousands)
Tangible ......      $107,214         1.5%     $404,016        5.65%       $296,802        4.15%

Leverage ......       214,428         3.0       404,016        5.65         189,588        2.65

Risk-based.....       203,773         8.0       418,038       16.41         214,265        8.41

  PROMPT CORRECTIVE REGULATORY ACTION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, subject to a narrow exception, FDICIA requires the applicable banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

  Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. A federally chartered savings association will be adequately capitalized if its ratio of risk-based capital to risk-weighted assets is at least 8%, its Tier 1 risk-based capital ratio is at least 4%, and its leverage ratio is at least 4% (3% if the institution receives the highest rating on the CAMEL rating system). A federally chartered savings association that has a total risk-based capital ratio of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio of less than 4% is considered to be "undercapitalized." A federally chartered savings association that has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio of less than 3% is considered to be "significantly undercapitalized," and a federally chartered savings association that has a tangible-capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of December 31, 1996, the Association was considered "well capitalized" by the OTS.

      INSURANCE OF DEPOSIT ACCOUNTS. Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF and the Banking Insurance Fund ("BIF") was increased. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. For the first three quarters of 1996, SAIF-insured institutions paid deposit insurance assessment rates of $0.23 to $0.31 per $100 of deposits (annualized). As a well capitalized institution, the Association paid deposit insurance assessment rates of $0.23 per $100 of deposits or $7.4 million. In contrast, BIF-insured institutions that were well capitalized and without any significant supervisory concerns paid the minimum annual assessment of $2,000, and all other BIF-insured institutions paid deposit insurance assessment rates of $0.03 to $0.27 per $100 of deposits. In response to the SAIF/BIF assessment disparity, the Deposit Funds Insurance Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. For further information on the Funds Act and its impact on the Company's 1996 results of operations and estimated impact on the Company's 1997 results of operations, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1996, the Association's largest aggregate amount of loan(s) to one borrower totaled $21.2 million, and the second largest borrower had an aggregate balance totaling $13.0 million. All of the loans for the largest and second largest borrowers were current. These borrowers had no affiliation with the Association.

  QUALIFIED THRIFT LENDER ("QTL") TEST. The HOLA requires savings associations to meet a QTL test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly basis in 9 out of every 12 months.

  A savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, beginning three years after the association failed the QTL test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible. On September 30, 1996, as part of the omnibus appropriations bill, Congress enacted the Economic Growth and Paperwork Reduction Act of 1996 ("Regulatory Paperwork Reduction Act"), modifying and expanding the investment authority of federal savings associations under the QTL test. Prior to the enactment of the Regulatory Paperwork Reduction Act, commercial, corporate, business, or agricultural loans were limited in the aggregate to 10% of a thrift's assets and education loans were limited to 5% of a thrift's assets. Further, in order to qualify for favorable tax treatment, federal savings associations also had to meet a different asset test under the Internal Revenue Code (the "domestic building and loan association test"). The amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raise from 10 to 20 percent of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans. In addition, the legislation defines "qualified thrift investment" to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. As of December 31, 1996, the Association maintained its portfolio assets in qualified thrift investments in excess of 85% and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 1996. Therefore, the Association qualified under the QTL test.

  LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all capital distributions by federally chartered savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. As of December 31, 1996, the Association was a Tier I Association. In the event the Association's capital fell below its fully-phased in requirement or the OTS notified the Association that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS' prompt corrective action regulations, the Association would be prohibited from making any capital distributions if, after the distribution, the Association would not comply with applicable minimum capital requirements. See "Regulation and Supervision--Capital Requirements." At the time of the conversion to stock form, the Association was required to establish a liquidation account in an amount equal to its capital as of June 30, 1993. As part of the acquisition of Fidelity, the Association established a similar liquidation account equal to the remaining liquidation account balance previously maintained by Fidelity as a result of its conversion from mutual to stock form of ownership. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the amount required for the liquidation account.

  LIQUIDITY. The Association is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. The OTS regulations also require each federally chartered savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity and short-term liquidity ratios for December 31, 1996 were 8.60% and 3.76%. The Association has never failed to meet its liquidity requirements.

  ASSESSMENTS. Federally chartered savings associations are required by the OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the federally chartered savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. The assessment recorded by the Association for the year ended December 31, 1996 totaled $917,200.

  BRANCHING. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to diversify more easily their loan portfolios and lines of business geographically. The OTS' authority preempts any state law purporting to regulate branching by federal savings associations. The branching powers afforded federal savings associations are broader than the branching authority currently available to national banks and state chartered institutions, which generally lack the authority to branch outside their state of domicile. However, national banks and state chartered banks and savings banks will have increased authority under 1995 legislation to establish interstate branches beginning in June 1997.

  COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association has been rated as "outstanding" as of the most recent examination.

  In April 1995, the OTS and the other federal banking agencies amended their CRA regulations, effective July 1, 1997. Among other things, the amended regulations substitute for the current process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the amended system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended regulations also clarify how an institution's CRA performance would be considered in the application process and seek to make the CRA regulations more enforceable.

  FINANCIAL MANAGEMENT REQUIREMENTS. FDIC regulations adopted pursuant to FDICIA impose stringent reporting requirements and require the establishment and maintenance of internal control structures and procedures. Certain of the FDIC regulations are applicable to any insured depository institution having assets of $500 million or more as of the beginning of a fiscal year and require management to prepare annual and agency reports on the financial condition and management of the institution, which would be filed with the FDIC and the OTS in the case of a federally chartered savings association. The annual report must contain financial statements prepared in accordance with generally accepted accounting principles and be audited by the institution's independent public accountant. This report also must contain management's assertions concerning the effectiveness of the institution's internal control structure and procedures and its compliance with designated laws and regulations. Additionally, the FDIC regulations require that the independent public accountant attest to management's assertions concerning the institution's internal control structure.

  In addition, the FDIC regulations require that an insured depository institution have an independent audit committee comprised of outside directors that, in the case of an institution with total assets of more than $3 billion, includes members with banking or related financial management expertise, has access to outside counsel, and does not include any large customer of the institution.

  TRANSACTIONS WITH RELATED PARTIES. The Association's authority to engage in transactions with "affiliates" (i.e., any company that controls or is under common control with an institution, which for the Association would include the Company and its non-federally chartered savings association subsidiaries, if any) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA").
Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the federally chartered savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the federally chartered savings association's capital and surplus. A loan or other extension of credit to an affiliate must be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from an affiliate is generally prohibited. Section 23B requires that a wide range of transactions with affiliates, including loans and asset transactions, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, the OTS regulations prohibit federally chartered savings associations from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no federally chartered savings association may purchase the securities of any affiliate other than a subsidiary.

  The Association's authority to extend credit to its executive officers, directors and 10% shareholders, as well as to entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, and Regulation O promulgated thereunder. Among other things, these regulations require that such loans be made on substantially the same terms as those offered to unaffiliated individuals or in the case of officers and directors on the same basis made to the institutions employees generally on a non-discriminatory basis, place limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital, and require certain approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to federally chartered savings associations.

  STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and employee compensation. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and described compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations were adopted pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

  REAL ESTATE LENDING STANDARDS. FDICIA also requires each federal banking agency to adopt uniform regulations prescribing standards for extensions of credit (i) secured by real estate or (ii) made for the purpose of financing the construction of improvements on real estate. In prescribing these standards, the banking agencies must consider the risk posed to the deposit insurance funds by real estate loans, the need for safe and sound operation of insured depository institutions and the availability of credit. The OTS and the other federal banking agencies adopted uniform regulations, effective March 19, 1993, implementing such standards. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities.

FEDERAL HOME LOAN BANK SYSTEM

  The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 1/20 of its advances from the FHLB-NY, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 1996, of $32.4 million.

    For each of the years ended December 31, 1996 and 1995, dividends from the FHLB-NY to the Association amounted to $2.0 million, and for the year ended December 31, 1994, dividends amounted to $1.5 million. If dividends were reduced, or interest on future FHLB advances was increased, the Association's net interest income would likely also be reduced.

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% be maintained against aggregate transaction accounts (begining January 1997) of $44.9 million or less (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.9 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) is exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve
Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Association's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

  The Company, is a non-diversified savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-federally chartered savings association subsidiaries, of which there currently are none. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary federally chartered savings association. The Association must notify the OTS at least 30 days before declaring any dividend to the Company. Such notification has been complied with for each dividend declared in 1996 to the Company, for which the Association has received OTS approval. The OTS has approved the Association's declaration and payment of up to $71.2 million of dividends during 1997.

  The HOLA prohibits a savings and loan holding company (directly or indirectly) or through one or more subsidiaries from acquiring another federally chartered savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary federally chartered savings association, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the HOLA or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire federally chartered savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage; provided that the Association continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a federally chartered savings association by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities authorized by the OTS regulations, which activities include mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage activities.

  The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling federally chartered savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a federally chartered savings association in another state if the laws of the state of the target federally chartered savings association specifically permit such acquisitions. Although the conditions imposed upon acquisitions in those states that have enacted such legislation vary, many such statutes are of the "reciprocity" type and a number are limited by regional restrictions, which require that the acquiring holding company be located (as defined by the location of its subsidiary federally chartered savings associations) in a state within a defined geographic region and that the state in which the acquiring holding company is located has enacted reciprocal legislation allowing federally chartered savings associations in the target state to purchase federally chartered savings associations in the acquiror's home state on terms no more restrictive than those imposed by the target state on the acquiror. Some states authorize acquisition by out-of-state holding companies only in supervisory cases, and certain states do not authorize interstate acquisitions under any circumstances.

  Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" as that term is defined in the OTS regulations, of a federally-insured federally chartered savings association without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the federally chartered savings association or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

FEDERAL SECURITIES LAWS

  The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

DELAWARE CORPORATION LAW

  The Company is incorporated under the laws of the State of Delaware. Thus, the Company is subject to regulation by the State of Delaware and the rights of its shareholders are governed by the Delaware General Corporation Law.

   On July 18, 1996, the Company adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. For further information on the Rights Plan, see "Notes to Consolidated Financial Statements" included in Item 8 - Financial Statements and Supplementary Data.

FEDERAL TAXATION

      GENERAL. The Company and the Association report their income on a calendar year basis using the accrual method of accounting and are subject to Federal income taxation in the same manner as other corporations. Prior to January 1, 1996, the Association was entitled to establish a reserve for bad debts under
Section 593 ("IRC 593") of the Internal Revenue Code of 1986, as amended ("Code"). IRC 593 was amended in August 1996 as part of the Small Business Job Protection Act of 1996 (the "1996 Act"). The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Company and the Association have not been audited by the Internal Revenue Service during the last five years.

      TAX BAD DEBT RESERVES. Prior to the enactment, on August 20, 1996, of the 1996 Act, for federal income tax purposes, thrift institutions such as the Association, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interest in real property, could be computed using an amount based on the Association's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Association's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Association's bad debt reserve were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI method was 32% rather than 8%. For further information on the 1996 Act, and its impact on the Association, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The New York State and New York City tax laws have been amended to prevent a similar recapture of the Association's bad debt reserve, and to permit continued future use of the bad debt reserve method for purposes of determining the Association's New York State and New York City tax liabilities, in either case so long as the Association continues to satisfy the New York State and New York City definitional tests related to its assets and the nature of its business, which are similar to the former federal income tax tests. For further information see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      CORPORATE ALTERNATIVE MINIMUM TAX. In addition to the regular income tax, corporations (including savings banks) generally are subject to an alternative minimum tax ("AMT") in an amount equal to 20% of alternative minimum taxable income ("AMTI") to the extent the AMT exceeds the corporation's regular tax. AMTI is regular taxable income as modified by certain adjustments and increased by certain tax preference items. AMTI includes an amount equal to three-quarters of the excess of adjusted current earnings over such specially computed AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is offset by a $40,000 exemption; however, the exemption is reduced by an amount equal to 25% of AMTI in excess of $150,000 and is, therefore, completely phased out when AMTI equals $310,000. The AMT is available as a credit against future regular income tax. In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, corporations (including savings banks) are subject to an environmental tax equal to .12% of the excess of AMTI for the taxable year (with certain modifications) over $2 million, whether or not an AMT is paid. The Company does not expect to be subject to the AMT, but may be subject to the environmental tax. Under President Clinton's fiscal year 1998 budget proposal, as submitted to Congress February 6, 1997 ("President Clinton's Proposal"), the corporate environmental tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008.

      DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company and the Association own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted. Under President Clinton's Proposal, the 70% dividends-received deduction would be reduced to 50% with respect to dividends paid after enactment of any such legislation.

STATE AND LOCAL TAXATION

      NEW YORK STATE TAXATION. The Association is subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. The Company and Association will file a combined tax return in the same manner as other corporations with some exceptions, including the Association's reserve for bad debts as discussed below.

      New York State passed legislation that incorporated the former provisions of IRC 593 into New York State tax law. The impact of this legislation enabled the Association to defer the recapture of the New York State tax bad debt reserves that would have occurred as a result of the federal amendment to IRC
593. The legislation also enabled the Association to continue to utilize the reserve method for computing its bad debt deduction. The following discussion of the reserve for bad debts is intended only as a summary and does not purport to be a comprehensive description of the New York State tax rules applicable to the Association or the Company.

      BAD DEBT DEDUCTION. Federally chartered savings associations such as the Association which meet certain definition tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Association will be a qualifying thrift only if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State Tax Law. The Association presently satisfies the 60% test. Although there can be no assurance that the Association will satisfy the 60% test in the future, management believes that this level of qualifying assets can be maintained by the Association. The Association's deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of the Association's taxable income, computed with certain modifications, without regard to the Association's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans ("NYS percentage of taxable income method"). The Association's deduction with respect to non-qualifying loans must be computed under the experience method which is based on the qualifying thrift's actual loss experience. Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (i) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or
(ii) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then). The "base year" for these purposes is the last taxable year beginning before the NYS percentage of income bad debt deduction was taken. Any deduction for the addition to the reserve for non-qualifying loans reduces the taxable addition to the reserve for qualifying real property loans calculated under the NYS percentage of taxable income method. Each year the Association reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

      The amount of the addition to the reserve for losses on qualifying real property loans under the NYS percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the NYS percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which
(i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded
(ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year.

      NEW YORK CITY TAXATION. The Association is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. In this connection, legislation was recently enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.

      A significant portion of the Association's entire net income for New York City purposes is allocated outside the jurisdiction which has the effect of significantly reducing the New York City taxable income of the Association.

      DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

STATISTICAL DATA

      The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the SEC. This data should be read in conjunction with the financial statements and related notes and the Managements Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference to the 1996 Annual Report to Stockholders filed as Exhibit
13.1 ("1996 Annual Report").

I. Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential.

      Page 25 of the Company's 1996 Annual Report presents the distribution of assets, liabilities and stockholders' equity under the caption "Analysis of Net Interest Income" and is incorporated herein by reference. Page 26 of the Company's 1996 Annual Report presents the interest differential under the caption "Rate/Volume Analysis" and is incorporated herein by reference.

II.  SECURITIES PORTFOLIO

The following table sets forth the composition of the Company's available-for-sale (at estimated fair value) and held-to-maturity securities portfolios in dollar amounts and in percentages of the portfolios at the dates indicated:

                                                                       AT DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                  1996                      1995                       1994
                                        ----------------------     ----------------------    ----------------------
                                                       PERCENT                    PERCENT                   PERCENT
                                          AMOUNT      OF TOTAL       AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                        ----------    --------     ----------    --------    ----------    --------
SECURITIES AVAILABLE-FOR-SALE:
  Mortgage-Backed and Mortgage-
    Related Securities:
    FHLMC ..........................    $  261,597      11.39%     $  335,837      13.35%    $       --         --%
    GNMA ...........................       236,688      10.31         159,412       6.34             --         --
    FNMA ...........................        46,114       2.01         148,424       5.90             --         --
    REMICs:
      Agency issuance ..............     1,135,607      49.45       1,120,676      44.54         27,892      50.21
      Private issuance .............        15,455       0.67          22,401       0.89             --         --
    Other Mortgage-Related .........       404,915      17.63         546,072      21.71             --         --
  Obligations of U.S. Government and
     Agencies ......................       127,602       5.56         150,567       5.98             --         --
  Equity Securities ................        68,620       2.98          32,503       1.29         27,658      49.79
  Other ............................            64         --              76         --             --         --
                                        ----------     ------      ----------     ------     ----------     ------
          Total Securities
             Available-for-Sale ....    $2,296,662     100.00%     $2,515,968     100.00%    $   55,550     100.00%
                                        ==========     ======      ==========     ======     ==========     ======
SECURITIES HELD-TO-MATURITY:
  Mortgage-Backed and Mortgage-
    Related Securities:
   FHLMC ...........................    $   28,181       1.43%     $   36,490       2.25%    $  122,900       4.60%
   GNMA ............................        86,457       4.40         105,281       6.49        123,113       4.61
   FNMA ............................        22,056       1.12          24,615       1.52         69,788       2.61
   CMOs ............................         6,484       0.33          10,694       0.66         10,440       0.39
   REMICs:
      Agency issuance ..............       940,657      47.84         994,373      61.27      1,902,915      71.16
      Private issuance .............       242,480      12.33         168,639      10.39        151,437       5.66
   Other Mortgage-Related ..........           351       0.02             354       0.02            369       0.01
  Obligations of U.S. Government
    and Agencies ...................       578,485      29.42         220,200      13.57        240,200       8.98
  Obligations of States and
    Political Subdivisions .........        51,206       2.60          52,019       3.21         52,797       1.97
  Corporate Debt Securities ........        10,093       0.51          10,140       0.62            312       0.01
                                        ----------     ------      ----------     ------     ----------     ------
          Total Securities
            Held-to-Maturity .......     1,966,450     100.00%      1,622,805     100.00%     2,674,271     100.00%
                                        ----------     ======      ----------     ======     ----------     ======
          Net discount .............        (5,435)                    (7,263)                  (14,738)
                                        ----------                 ----------                ----------
          Net Securities
            Held-to-Maturity .......    $1,961,015                 $1,615,542                $2,659,533
                                        ==========                 ==========                ==========

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and repurchase agreements, FHLB stock and mortgage-backed, mortgage-related and other securities available-for-sale and held-to-maturity portfolios at December 31, 1996.

                                           ONE YEAR                 ONE TO                   FIVE TO
                                            OR LESS               FIVE YEARS                TEN YEARS
                                    ----------------------  ----------------------   ----------------------
                                                ANNUALIZED              ANNUALIZED               ANNUALIZED
                                                 WEIGHTED                WEIGHTED                 WEIGHTED
                                    CARRYING      AVERAGE   CARRYING      AVERAGE    CARRYING      AVERAGE
                                      VALUE        YIELD      VALUE        YIELD       VALUE        YIELD
                                    --------    ----------  --------    ----------   --------    ----------
                                                           (DOLLARS IN THOUSANDS)
FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS .........    $ 56,000        6.68%   $     --          --%    $     --          --%
                                    ========                ========                 ========
FHLB STOCK(1) ..................    $     --          --%   $     --          --%    $     --          --%
                                    ========                ========                 ========
MORTGAGE-BACKED, MORTGAGE-
 RELATED AND OTHER SECURITIES
 AVAILABLE-FOR-SALE:
  Pass-throughs guaranteed by
      FHLMC ....................    $ 69,054        6.32%   $     --          --%    $     --          --%
      GNMA .....................          --          --          --          --           --          --
      FNMA .....................         147        8.99       2,944        7.69           --          --
   REMICs:
        Agency issuance ........         985       30.00          --          --      187,815        6.18
        Private issuance .......       1,294       30.00          --          --           --          --
      Other pass-throughs(2) ...          --          --          --          --           --          --
    Obligations of the U.S. ....
    Government and agencies ....      45,057        6.42      82,545        6.35           --          --
  Equity securities(1) .........          --          --          --          --           --          --
  Other securities .............          --          --          --          --           20        9.00
                                    --------                --------                 --------
    TOTAL AVAILABLE-FOR-
      SALE SECURITIES: .........    $116,537        6.83    $ 85,489        6.40     $187,835        6.18
                                    ========                ========                 ========
MORTGAGE-BACKED, MORTGAGE-
 RELATED AND OTHER SECURITIES
 HELD-TO-MATURITY:
     Pass-throughs guaranteed by
        FHLMC ..................    $     --         --%    $  1,463        8.54%    $  5,119        6.87%
        GNMA ...................          13       10.46       1,396        9.98       11,372        7.56
        FNMA ...................          --          --           7       12.00          788        9.38
   CMOs ........................          --          --       1,513        8.84           --          --
   REMICs:
        Agency issuance ........          --          --          --          --       87,910        6.35
        Private issuance .......          --          --          --          --           --          --
     Other pass-throughs(2) ....          --          --          --          --           --          --
   Obligations of the U.S. .....
       Government and agencies .          --          --     105,200        5.67      370,043        7.52
   Obligations of states and
       political subdivisions ..         540        3.25       2,566        3.39        1,791        3.71
   Other securities ............          --                   9,953        6.09           93        6.50
                                    --------                --------                 --------
    TOTAL HELD-TO-MATURITY
      SECURITIES: ..............    $    553        3.42    $122,098        5.78     $477,116        7.28
                                    ========                ========                 ========

                                            MORE THAN                           TOTAL SECURITIES
                                            TEN YEARS          ----------------------------------------------------
                                    -----------------------     AVERAGE
                                                ANNUALIZED      LIFE BY                                 ANNUALIZED
                                                 WEIGHTED     CONTRACTUAL                  ESTIMATED     WEIGHTED
                                     CARRYING     AVERAGE       MATURITY     CARRYING         FAIR        AVERAGE
                                       VALUE       YIELD       (IN YEARS)      VALUE         VALUE         YIELD
                                    ----------   ----------    -----------   ----------    ----------    ----------
                                                                                 (DOLLARS IN THOUSANDS)

FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS .........    $       --        --%          0.01     $   56,000    $   56,000        6.68%
                                    ==========                              ==========    ==========
FHLB STOCK(1) ..................    $   32,354      6.61             --     $   32,354    $   32,354        6.61
                                    ==========                              ==========    ==========
MORTGAGE-BACKED, MORTGAGE-
 RELATED AND OTHER SECURITIES
 AVAILABLE-FOR-SALE:
  Pass-throughs guaranteed by
      FHLMC ....................    $  192,543      7.24%         18.14     $  261,597    $  261,597        7.00%
      GNMA .....................       236,688      6.96          27.71        236,688       236,688        6.96
      FNMA .....................        43,023      7.47          18.41         46,114        46,114        7.49
   REMICs:
        Agency issuance ........       946,807      6.32          19.65      1,135,607     1,135,607        6.32
        Private issuance .......        14,161      7.02          24.89         15,455        15,455        8.94
      Other pass-throughs(2) ...       404,915      7.49          24.82        404,915       404,915        7.49
    Obligations of the U.S. ....
    Government and agencies ....                      --           1.73        127,602       127,602        6.38
  Equity securities(1) .........        68,620      6.50             --         68,620        68,620        6.50
  Other securities .............            44      9.47          15.86             64            64        9.34
                                    ----------                              ----------    ----------
    TOTAL AVAILABLE-FOR-
      SALE SECURITIES: .........    $1,906,801      6.78          19.65     $2,296,662    $2,296,662        6.72
                                    ==========                              ==========    ==========
MORTGAGE-BACKED, MORTGAGE-
 RELATED AND OTHER SECURITIES
 HELD-TO-MATURITY:
     Pass-throughs guaranteed by
        FHLMC ..................    $   21,607      8.56%         11.02     $   28,189    $   29,194        8.25%
        GNMA ...................        73,952      8.42          13.26         86,733        90,455        8.33
        FNMA ...................        21,249      6.36          15.34         22,044        21,508        6.47
     CMOs ......................         4,937      6.64          16.80          6,450         6,451        7.16
   REMICs:
        Agency issuance ........       848,782      6.52          21.12        936,692       926,095        6.50
        Private issuance .......       241,154      6.57          23.10        241,154       234,953        6.57
     Other pass-throughs(2) ....           351      8.14          20.09            351           351        6.47
   Obligations of the U.S. .....
       Government and agencies .       103,050      8.00           8.73        578,293       576,290        7.27
   Obligations of states and
       political subdivisions ..        46,166      6.69          19.64         51,063        50,982        6.38
   Other securities ............            --        --           1.98         10,046        10,066        6.09
                                    ----------                               ----------    ----------
    TOTAL HELD-TO-MATURITY
      SECURITIES: ..............    $1,361,248      6.80          17.00     $1,961,015    $1,946,345        6.84
                                    ==========                              ==========    ==========

(1) As equity securities have no maturities, they are classified in the more than ten year category.

(2) Other pass-throughs are principally composed of aa arm mortgage-related securities available-for-sale and conventional mortgage-backed securities held-to-maturity.

III. LOAN PORTFOLIO

     LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                      AT DECEMBER 31,
                                     ------------------------------------------------------------------------------------
                                               1996                        1995                        1994
                                     -----------------------      -----------------------     -----------------------
                                                     PERCENT                      PERCENT                     PERCENT
                                                        OF                           OF                          OF
                                        AMOUNT        TOTAL          AMOUNT        TOTAL         AMOUNT        TOTAL
                                     -----------     -------      -----------     -------     -----------     -------
                                                                   (DOLLARS IN THOUSANDS)
MORTGAGE LOANS (GROSS):
   One-to-four family ...........    $ 2,259,409       85.18%     $ 1,748,284       84.82%    $ 1,345,936       84.49%
   Multi-family .................        166,836        6.29          109,944        5.34          92,506        5.81
   Commercial real estate .......        158,100        5.96          128,668        6.24          87,557        5.50
   Construction and land ........         10,129        0.38           12,598        0.61          19,373        1.22
                                     -----------     -------      -----------     -------     -----------     -------
     Total mortgage loans .......      2,594,474       97.81        1,999,494       97.01       1,545,372       97.02
                                     -----------     -------      -----------     -------     -----------     -------
CONSUMER AND OTHER LOANS (GROSS):
   Home equity ..................         34,895        1.32           38,761        1.88          27,225        1.71
   Passbook .....................          4,022        0.15            2,915        0.14           1,979        0.12
   Credit card ..................          8,431        0.32            8,578        0.42           8,635        0.54
   Other ........................         10,761        0.40           11,420        0.55           9,704        0.61
                                     -----------     -------      -----------     -------     -----------     -------

     Total other loans ..........         58,109        2.19           61,674        2.99          47,543        2.98
                                     -----------     -------      -----------     -------     -----------     -------
     Total loans ................      2,652,583      100.00%       2,061,168      100.00%      1,592,915      100.00%
                                     -----------     =======      -----------     =======     -----------     =======
LESS:
   Unearned discount, premium,
     deferred loan fees, net ....         (1,167)                      (4,030)                     (5,982)
   Allowance for loan losses ....        (14,089)                     (13,495)                    (12,173)
                                     -----------                  -----------                 -----------
     Total loans, net ...........    $ 2,637,327                  $ 2,043,643                 $ 1,574,760
                                     ===========                  ===========                 ===========

                                                     AT DECEMBER 31,
                                     --------------------------------------------------
                                              1993                       1992
                                     -----------------------    -----------------------
                                                     PERCENT                    PERCENT
                                                        OF                         OF
                                        AMOUNT        TOTAL        AMOUNT        TOTAL
                                     -----------     -------    -----------     -------
                                                      (DOLLARS IN THOUSANDS)

MORTGAGE LOANS (GROSS):
   One-to-four family ...........    $ 1,259,808       82.20%   $ 1,393,343       81.00%
   Multi-family .................         99,108        6.47        106,477        6.19
   Commercial real estate .......         66,492        4.34         78,881        4.59
   Construction and land ........         44,757        2.92         70,505        4.10
                                     -----------     -------    -----------     -------
     Total mortgage loans .......      1,470,165       95.93      1,649,206       95.88
                                     -----------     -------    -----------     -------
CONSUMER AND OTHER LOANS (GROSS):
   Home equity ..................         31,885        2.08         33,911        1.97
   Passbook .....................          7,676        0.50          8,846        0.51
   Credit card ..................          9,385        0.61          8,440        0.49
   Other ........................         13,404        0.88         19,678        1.15
                                     -----------     -------    -----------     -------

     Total other loans ..........         62,350        4.07         70,875        4.12
                                     -----------     -------    -----------     -------
     Total loans ................      1,532,515      100.00%     1,720,081      100.00%
                                     -----------     =======    -----------     =======
LESS:
   Unearned discount, premium,
     deferred loan fees, net ....         (8,877)                   (11,392)
   Allowance for loan losses ....        (16,672)                   (15,750)
                                     -----------                -----------
     Total loans, net ...........    $ 1,506,966                $ 1,692,939
                                     ===========                ===========

LOAN MATURITY, REPRICING AND ACTIVITY

     The following table shows the maturity of the Company's loans at December 31, 1996. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $343.4 million, $245.7 million and $317.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                               AT DECEMBER 31, 1996
                                               -----------------------------------------------------------------------------
                                                  ONE-TO                                              CONSUMER       TOTAL
                                                  -FOUR         MULTI-    COMMERCIAL   CONSTRUCTION      AND         LOANS
                                                  FAMILY        FAMILY   REAL ESTATE     AND LAND       OTHER     RECEIVABLE
                                               -----------     --------  -----------   ------------   --------    ----------
                                                                                  (In Thousands)
Amounts due:
  Within one year .........................    $     2,757     $  4,354    $  3,138       $ 5,057      $10,708    $   26,014
  After one year:
     One to three years ...................         11,568       14,224      16,568         4,730        5,993        53,083
     Three to five years ..................         17,116       12,797      42,545           283        2,574        75,315
     Five to 10 years .....................        303,819       33,436      26,940            59        1,130       365,384
     10 to 20 years .......................        964,566       93,517      67,132            --       37,704     1,162,919
     Over 20 years ........................        959,583        8,508       1,777            --           --       969,868
                                               -----------     --------    --------       -------      -------    ----------
            Total due after one year ......      2,256,652      162,482     154,962         5,072       47,401     2,626,569
                                               -----------     --------    --------       -------      -------    ----------
            Total amounts due .............    $ 2,259,409     $166,836    $158,100       $10,129      $58,109    $2,652,583
                                               ===========     ========    ========       =======      =======    ==========
  Unearned discounts, premiums and deferred
     loan fees, net .......................                                                                           (1,167)
  Allowance for loan losses ...............                                                                          (14,089)
                                                                                                                  ----------
     Loans receivable, net ................                                                                       $2,637,327
                                                                                                                  ==========

            The following table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                  Due After December 31, 1997
                            --------------------------------------
                               Fixed      Adjustable       Total
                            ----------    ----------    ----------
                                       (In Thousands)
MORTGAGE LOANS:
  One-to-four family....    $1,145,084    $1,111,568    $2,256,652
  Multi-family..........        60,370       102,112       162,482
  Commercial real estate        95,935        59,027       154,962
  Construction and land.         2,334         2,738         5,072
CONSUMER AND OTHER LOANS         9,701        37,700        47,401
                            ----------    ----------    ----------
  Total loans...........    $1,313,424    $1,313,145    $2,626,569
                            ==========    ==========    ==========

The following table sets forth the Company's loan originations, loan purchases, sales and principal repayments for the periods indicated:

                                                  Year Ended December 31,
                                        -------------------------------------------
                                            1996            1995           1994
                                        -----------     -----------     -----------
                                                      (In Thousands)
MORTGAGE LOANS (GROSS):
 At beginning of year...............    $ 1,999,494     $ 1,545,372     $ 1,470,165

 Mortgage loans originated:
  One-to-four family................        502,814         142,559         166,570
  Multi-family......................         66,213          28,915          20,740
  Commercial .......................         42,508          29,061          29,665
  Construction and land loans.......          1,200           2,171           4,396
                                        -----------     -----------     -----------
    Total mortgage loans
     originated.....................        612,735         202,706         221,371

 Purchases of mortgage loans:
   Bulk purchases...................         60,228         128,280          10,907
   Third party loan origination
     program (1)....................        255,761         122,364         151,946
 Fidelity mortgage loans acquired...             --         236,961              --
 Sales of mortgage loans............         (9,740)         (3,606)           (176)
 Transfer of loans to REO...........         (6,842)        (10,296)        (15,318)
 Principal repayments...............       (313,158)       (217,735)       (285,596)
 Loans charged off..................         (4,004)         (4,552)         (7,927)
                                        -----------     -----------     -----------
 At end of year.....................    $ 2,594,474     $ 1,999,494     $ 1,545,372
                                        ===========     ===========     ===========

CONSUMER AND OTHER LOANS (GROSS):
 At beginning of period.............    $    61,674     $    47,543     $    62,350
       Other loans originated.......         29,115          22,446          17,986
       Fidelity consumer loans acquired          --          21,508              --
       Sales of other loans.........         (1,503)         (1,155)           (936)
       Transfer of loans to REO........        (211)             --              --
       Principal repayments.........        (30,477)        (27,936)        (31,448)
       Loans charged off............           (489)           (732)           (409)
                                        -----------     -----------     -----------
 At end of year.....................    $    58,109     $    61,674     $    47,543
                                        ===========     ===========     ===========

(1) All third party loan originations for the years ended December 31, 1996, 1995 and 1994 were secured by one-to-four family properties.

DELINQUENT LOANS AND CLASSIFIED ASSETS. At December 31, 1996, 1995 and 1994, delinquencies in the Company's loan portfolio were as follows:

                                         AT DECEMBER 31, 1996                           AT DECEMBER 31, 1995
                             ------------------------------------------    --------------------------------------------
                                  60-89 DAYS          90 DAYS OR MORE           60-89 DAYS            90 DAYS OR MORE
                             -------------------    -------------------    --------------------    --------------------
                             NUMBER    PRINCIPAL    NUMBER    PRINCIPAL    NUMBER     PRINCIPAL    NUMBER     PRINCIPAL
                                OF      BALANCE       OF       BALANCE       OF        BALANCE       OF        BALANCE
                              LOANS    OF LOANS     LOANS     OF LOANS     LOANS      OF LOANS     LOANS      OF LOANS
                             ------    ---------    ------    ---------    ------     ---------    ------     ---------
                                                             (Dollars in Thousands)
One-to-four family ......       73      $3,901        276      $25,098       118        $8,173       366       $33,384
Multi-family ............        6       1,226         13        3,651         3           336        17         2,851
Commercial real estate ..        2         823         13        3,301         3           384        21         4,698
Construction ............       --          --          4          251        --            --        10         2,271
Consumer and other loans        52         337         92        1,159        47           622        65         1,276
                               ---      ------        ---      -------       ---        ------       ---       -------
Total loans .............      133      $6,287        398      $33,460       171        $9,515       479       $44,480
                               ===      ======        ===      =======       ===        ======       ===       =======
Delinquent loans to total
 loans ..................                 0.24%                  1.26%                    0.46%                   2.16%

                                                  AT DECEMBER 31, 1994
                                  -----------------------------------------------------
                                        60-89 DAYS                 90 DAYS OR MORE
                                  ----------------------        -----------------------
                                  NUMBER       PRINCIPAL        NUMBER        PRINCIPAL
                                    OF          BALANCE           OF           BALANCE
                                  LOANS        OF LOANS         LOANS         OF LOANS
                                  ------       ---------        ------        ---------
                                                 (Dollars in Thousands)
One-to-four family ......          142           $8,002           272          $29,326
Multi-family ............            3              540            35            6,784
Commercial real estate ..            2              198            18           23,009
Construction ............            1                7            21            6,899
Consumer and other loans            31               97            67              920
                                   ---           ------           ---          -------
Total loans .............          179           $8,844           413          $66,938
                                   ===           ======           ===          =======
Delinquent loans to total
 loans ..................                          0.56%                          4.20%

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, the Company has approximately $6.3 million of potential problem loans at December 31, 1996. Such loans are 60-89 days delinquent as shown on page 30.

                                                                      AT DECEMBER 31,
                                                   -----------------------------------------------------
                                                   1996(1)    1995(1)    1994(1)      1993        1992
                                                   -------    -------    -------    --------    --------
                                                                      (In Thousands)
Non-accrual delinquent mortgage loans (2) .....    $24,905    $37,394    $56,037    $ 76,322    $103,211
Non-accrual delinquent consumer and other loans      1,159      1,276        920       1,335         835
Mortgage loans delinquent 90 days or more (3) .      7,396      5,810      9,981      21,159      23,751
                                                   -------    -------    -------    --------    --------
       Total non-performing loans .............     33,460     44,480     66,938      98,816     127,797
                                                   -------    -------    -------    --------    --------
Real estate owned, net (4) ....................      7,421     17,677     18,898      24,863      21,262
Investments in real estate, net (5) ...........      4,708      5,654      7,480       7,278      15,166
                                                   -------    -------    -------    --------    --------
     Total real estate owned and
       investments in real estate, net ........     12,129     23,331     26,378      32,141      36,428
                                                   -------    -------    -------    --------    --------
Total non-performing assets ...................    $45,589    $67,811    $93,316    $130,957    $164,225
                                                   =======    =======    =======    ========    ========

(1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $2.4 million and $4.0 million for the years ended December 31, 1996 and 1995, respectively. This compares to $934,000 and $1.3 million, respectively, of actual payments recorded to interest income. For the year ended December 31, 1994, the net amount of foregone interest income on the Company's non-accrual loans amounted to $7.1 million.

(2) Total non-accrual delinquent mortgage loans include 3.8%, 15.4% and 49.7% of mortgage loans secured by other than one-to-four family properties at December 31, 1996, 1995 and 1994, respectively.

(3) Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by multi-family and commercial properties.

(4) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.

(5) Investments in real estate are recorded at the lower of cost or estimated fair value.

     The following table sets forth at December 31, 1996 the Company's carrying value of the assets, exclusive of general valuation allowances, classified as substandard or doubtful, or categorized as special mention:

                                           SPECIAL MENTION                  SUBSTANDARD                   DOUBTFUL
                                         --------------------         -----------------------       -------------------
                                         NUMBER        AMOUNT         NUMBER           AMOUNT       NUMBER       AMOUNT
                                         ------        ------         ------          -------       ------       ------
                                                                      (DOLLARS IN THOUSANDS)
LOANS:
   One-to-four family ...........          --          $   --            260          $30,537          8          $560
   Multi-family .................          11           3,831             13            3,359          -            --
   Commercial ...................          --              --             15           24,355          -            --
   Construction and land ........          --              --              1              230          -            --
   Consumer and other loans ...            --              --             91            1,151          1             8
                                           --          ------          -----          -------          -          ----
       Total ....................          11           3,831            380           59,632          9           568
                                           --          ------          -----          -------          -          ----
REAL ESTATE OWNED AND INVESTMENTS
  IN REAL ESTATE:
   One-to-four family ...........          --              --             71            6,546          -            --
   Multi-family .................          --              --              1               68          -            --
   Commercial ...................          --              --              3              695          -            --
   Construction and land ........          --              --              3            6,864          -            --
                                           --          ------          -----          -------          -          ----
     Total ......................          --              --             78           14,173          -            --
                                           --          ------          -----          -------          -          ----
   TOTAL ........................          11          $3,831            458          $73,805          9          $568
                                           ==          ======          =====          =======          =          ====

Note: There were no assets classified as loss at December 31, 1996.

IV. ALLOWANCE FOR LOAN, INVESTMENTS IN REAL ESTATE AND REAL ESTATE OWNED ("REO") LOSSES. The following table sets forth the Company's allowance for loan, investments in real estate and REO losses at the dates indicated.

                                                              At or For the Years Ended December 31,
                                                  ----------------------------------------------------------------
                                                                      (Dollars in Thousands)

                                                    1996          1995          1994          1993          1992

                                                  --------      --------      --------      --------      --------
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of  year ................    $ 13,495      $ 12,173      $ 16,672      $ 15,750      $ 14,789
   Allowance of acquired institution .........          --         3,528            --            --            --
   Provision charged to operations ...........       3,963         2,007         3,733         6,959        11,553
   Charge-offs:
     One-to-four family ......................      (2,634)       (3,213)       (4,928)          (19)       (5,571)
     Multi-family ............................        (115)         (330)         (615)           --          (217)
     Commercial ..............................      (1,254)         (455)       (1,750)         (365)         (562)
     Construction and land ...................          (1)         (554)         (634)       (5,200)       (4,440)
     Consumer and other ......................        (489)         (732)         (409)         (490)         (810)
                                                  --------      --------      --------      --------      --------
           Total charge-offs .................      (4,493)       (5,284)       (8,336)       (6,074)      (11,600)
   Recoveries:
     One-to-four family ......................         381           552             6            --            59
     Multi-family ............................          22            --            --            --            --
     Commercial ..............................          96            --            --            --           834
     Construction and land ...................         531           259            --            --            87
     Consumer and other ......................          94           260            98            37            28
                                                  --------      --------      --------      --------      --------
       Total recoveries ......................       1,124         1,071           104            37         1,008

Balance at end of year .......................    $ 14,089      $ 13,495      $ 12,173      $ 16,672      $ 15,750
                                                  ========      ========      ========      ========      ========
Ratio of net charge-offs during the year
to average loans outstanding during the year .        0.14%         0.22%         0.55%         0.37%         0.58%

Ratio of allowance for loan losses to total
loans at end of the year .....................        0.53          0.65          0.76          1.09          0.92

Ratio of allowance for loan losses to
non-performing loans at end of the
year .........................................       42.11         30.34         18.19         16.87         12.32

ALLOWANCE FOR INVESTMENTS
  IN REAL ESTATE AND REO LOSSES:
Balance at beginning of year .................    $  3,746      $  5,250      $  4,741      $  1,898      $  2,252
   Allowance of acquired institution .........          --         1,144            --            --            --
   (Recovery)/provision recorded to operations      (1,747)          259         3,017         6,020         3,546
   Charge-offs ...............................      (1,620)       (3,997)       (3,744)       (3,744)       (5,217)
   Recoveries ................................       1,666         1,090         1,236           567         1,317
                                                  --------      --------      --------      --------      --------
Balance at end of year .......................    $  2,045      $  3,746      $  5,250      $  4,741      $  1,898
                                                  ========      ========      ========      ========      ========

     The following table sets forth the Company's allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applicable to the entire loan portfolio.

                                                                   AT DECEMBER 31,
                                   -----------------------------------------------------------------------------
                                             1996                       1995                       1994
                                   -----------------------    -----------------------    -----------------------
                                               % of Loans                 % of Loans                 % of Loans
                                               in Category                in Category                in Category
                                                    to                         to                         to
                                    Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                   -------     -----------    -------     -----------    -------     -----------
                                                                                          (Dollars in Thousands)
One-to-four family ........        $ 8,002         85.18%     $ 7,164         84.82%     $ 5,278         84.49%
Multi-family ..............          1,214          6.29          593          5.34          492          5.81
Commercial ................          3,903          5.96        4,694          6.24        5,077          5.50
Construction  and land ....            215          0.38          269          0.61          674          1.22
Consumer and other loans...            755          2.19          775          2.99          652          2.98
                                   -------        ------      -------        ------      -------        ------
  Total allowances ........        $14,089        100.00%     $13,495        100.00%     $12,173        100.00%
                                   =======        ======      =======        ======      =======        ======

                                                    AT DECEMBER 31,
                                   --------------------------------------------------
                                             1993                       1992
                                   -----------------------    -----------------------
                                               % of Loans                 % of Loans
                                               in Category                in Category
                                                    to                         to
                                    Amount     Total Loans     Amount     Total Loans
                                   -------     -----------    -------     -----------

One-to-four family ........        $ 8,903         82.20%     $ 9,145         81.00%
Multi-family ..............            743          6.47        1,206          6.19
Commercial ................          4,751          4.34        2,782          4.59
Construction  and land ....          1,621          2.92        2,057          4.10
Consumer and other loans...            654          4.07          560          4.12
                                   -------        ------      -------        ------
  Total allowances ........        $16,672        100.00%     $15,750        100.00%
                                   =======        ======      =======        ======

V. DEPOSITS

The following table presents the deposit activity of the Company for the years indicated:

                                      For the years ending December 31,
                                 ------------------------------------------
                                    1996            1995            1994
                                 ----------     -----------      ----------
                                          (Dollars in Thousands)
Opening balance..............    $4,263,421     $ 3,280,652      $2,898,372

Fidelity deposits assumed....            --       1,053,440              --
Net deposits (withdrawals)...        58,425        (254,212)        266,612
Interest credited (1)........       191,247         183,541         115,668
                                 ----------     -----------      ----------
                                 $4,513,093     $ 4,263,421      $3,280,652
Ending balance...............    ==========     ===========      ==========
Net increase.................    $  249,672     $   982,769      $  382,280
                                 ==========     ===========      ==========
Percentage increase..........          5.86%          29.96%          13.19%

----------------
(1) Net of penalties.


   At December 31, 1996, the Company had $298.5 million in certificate of deposit accounts in amounts of $100,000 or more as follows:

                                             Amount
                                            --------
                                         (In Thousands)
MATURITY PERIOD
   Three months or less.............        $ 98,516
   Over three through six months....          49,097
   Over six through twelve months...          51,399
   Over twelve months...............          99,467
                                            --------
        Total.......................        $298,479
                                            ========

      The following table sets forth the distribution of the Company's average deposit balances for the periods indicated and the weighted average nominal interest rates on each category of deposit presented.

                                                                      YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                              1996                             1995                              1994
                               --------------------------------  --------------------------------  --------------------------------
                                                                             (Dollars in Thousands)

                                                       Weighted                          Weighted                          Weighted
                                             Percent    Average                Percent    Average                Percent   Average
                                 Average    Of Total    Nominal    Average    Of Total    Nominal    Average    Of Total   Nominal
                                 Balance    Deposits      Rate     Balance    Deposits      Rate     Balance    Deposits     Rate
                               ----------   --------   --------  ----------   --------   --------  ----------   --------   --------
Savings ...................    $1,146,243     25.98%      2.50%  $1,176,433     28.03%      2.50%  $1,095,827     35.82%      2.50%
NOW .......................       114,110      2.59       1.98      240,032      5.72       2.00      128,653      4.21       2.02
Non-Interest Bearing ......        57,511      1.31         --       39,267      0.93         --       20,054      0.65         --
Money market ..............       237,709      5.40       3.78      196,767      4.69       3.58      100,896      3.30       2.49
Money manager .............       148,871      3.38       1.97           --        --         --           --        --         --
                               ----------    ------              ----------    ------               ---------    ------
       Total ..............     1,704,444     38.66       2.51    1,652,499     39.37       2.50    1,345,430     43.98       2.42
                               ----------    ------              ----------    ------               ---------    ------

Certificates of Deposit(1):
    3 month ...............        36,808      0.84       3.28       37,137      0.89       3.90       43,124      1.41       2.78
    6 month ...............       148,646      3.38       3.78      166,458      3.97       4.42      113,912      3.73       2.93
    9 month ...............       134,786      3.06       4.30      275,674      6.57       5.93       51,629      1.69       3.13
    1 year ................       272,114      6.18       4.69      350,154      8.34       4.92      390,482     12.76       3.80
    13 month ..............            --        --         --       23,144      0.55       5.47           --        --         --
    15 month ..............       178,927      4.06       5.35       17,393      0.42       5.48           --        --         --
    1 1/2 year ............       347,098      7.89       5.55      612,897     14.60       5.52      350,528     11.46       4.57
    18 month variable IRA .         5,828      0.13       3.74        6,700      0.16       4.47        8,620      0.28       3.13
    2 year ................       498,908     11.34       5.77        1,519      0.04       4.32           --        --         --
    2 1/2 year ............       345,402      7.85       5.87      379,206      9.04       5.61      228,857      7.48       5.18
    3 1/2 year ............        45,695      1.04       5.35       55,576      1.32       5.40       61,558      2.01       6.08
    5 year ................       548,198     12.46       6.18      504,487     12.02       6.37      420,388     13.74       6.69
    6 year ................        26,651      0.60       6.77       31,599      0.75       6.99           --        --         --
    Jumbo .................       109,765      2.49       5.10       79,487      1.89       5.49       42,476      1.39       3.91
    Other CDS .............           714      0.02       6.52        3,111      0.07       5.31        2,114      0.07       7.55
                               ----------    ------              ----------    ------              ----------    ------
       Total ..............     2,699,540     61.34       5.46    2,544,542     60.63       5.58    1,713,688     56.02       4.83
                               ----------    ------              ----------    ------              ----------    ------
           Total deposits .    $4,403,984    100.00%      4.32   $4,197,041    100.00%      4.37   $3,059,118    100.00%      3.77
                               ==========    ======              ==========    ======              ==========    ======

(1) Terms indicated are original, not term remaining to maturity.

      The following table presents, by rate categories, the balances of the Company's certificates of deposit outstanding at December 31, 1996, 1995 and 1994, and the remaining periods to maturity of the certificate of deposit accounts outstanding at December 31, 1996:

                               Period to maturity from December 31, 1996                  At December 31,
                            -----------------------------------------------   --------------------------------------
                              Within       One-two   Two-three   Over three
                             one year       years      years        years        1996          1995          1994
                            ----------    --------   ---------   ----------   ----------    ----------    ----------
                                                                      (In Thousands)
CERTIFICATES OF DEPOSIT:

  2.99% or less ........    $   10,801    $     --    $     --    $     45    $   10,846    $    8,600    $    4,087
  3.00% to 3.99% .......       262,023       2,203           2          --       264,228       198,717       372,703
  4.00% to 4.99% .......       310,835      24,392         289          31       335,547       365,264       472,324
  5.00% to 5.99% .......       673,402     586,365      80,333      38,588     1,378,688     1,160,889       602,235
  6.00% to 6.99% .......       307,935     206,171      23,395     222,820       760,321       713,922       441,427
  7.00% to 7.99% .......        17,916         208       4,198       2,122        24,444       104,005        91,588
  8.00% to 8.99% .......            73          46          --          25           144        23,518        26,325
  9.00% to 9.99% .......            --          --         532          --           532           788            33
 10.00% and over .......            --          --          --          --            --            --            55
                            ----------    --------    --------    --------    ----------    ----------    ----------
           Total .......    $1,582,985    $819,385    $108,749    $263,631    $2,774,750    $2,575,703    $2,010,777
                            ==========    ========    ========    ========    ==========    ==========    ==========

VI. RETURN ON EQUITY AND ASSETS

      Information regarding return on equity and assets appears on page 18 of the Company's 1996 Annual Report under the caption "Selected Financial Ratios and Other Data" and is incorporated herein by reference.


VII. BORROWINGS

      The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

                                               At or For the Years Ended December 31,
                                               --------------------------------------
                                                  1996           1995          1994
                                               ----------     ----------     --------
                                                        (Dollars in Thousands)
FHLB-NY ADVANCES:
  Average balance .........................    $  203,819     $  423,617     $355,771
  Maximum balance outstanding at any month
      end during the year .................       266,562        650,349      366,849
  Balance outstanding at end of year ......       266,514        221,362      351,849
  Weighted average interest rate
      during the year .....................          6.26%          5.64%        4.71%
  Weighted average interest rate at end
      of year .............................          6.13           6.25         5.03

REVERSE REPURCHASE AGREEMENTS:
  Average balance .........................    $1,744,830     $  978,653     $406,154
  Maximum balance of outstanding agreements
      at any month end during the year ....     1,910,801      1,510,530      435,000
  Balance outstanding at end of year ......     1,845,000      1,483,329      415,000
  Weighted average interest rate
      during the year .....................          5.58%          5.69%        4.30%
  Weighted average interest rate at end
      of year .............................          5.65           5.69         5.07

TOTAL BORROWINGS:
  Average balance .........................    $1,948,649     $1,402,270     $761,925
  Maximum balance outstanding at any month
      end during the year .................     2,111,514      1,751,637      801,849
  Balance outstanding at end of year ......     2,111,514      1,704,691      766,849
  Weighted average interest rate
      during the year .....................          5.65%          5.67%        4.49%
  Weighted average interest rate at end
      of year .............................          5.71           5.76         5.05

ITEM 2. PROPERTIES

      The Company conducts its business at its executive office building, 45 banking offices and one mortgage servicing and training center. Loan originations are processed at the executive office building and one of the banking offices. The following list of properties represent those from which the Company conducts its business which were owned or leased by the Company as of December 31, 1996.

                                                 ORIGINAL DATE      DATE OF
                                    LEASED OR      LEASED OR         LEASE
LOCATION                              OWNED         ACQUIRED      EXPIRATION(1)
--------                            ---------    -------------    -------------
EXECUTIVE OFFICE:

One Astoria Federal Plaza (2)         Owned           1990
Lake Success, NY  11042-1085

BANKING OFFICES:

37-16 30th Avenue                     Owned           1938
Long Island City, NY  11103

31-24 Ditmars Boulevard               Owned           1952
Long Island City, NY  11105

63-72 108th Street                    Leased          1956        Jan. 31, 2024
Forest Hills, NY  11375

46-08 Francis Lewis Boulevard         Leased          1966        Dec. 31, 2018
Flushing, NY  11361

75-25 Metropolitan Avenue             Owned           1973
Middle Village, NY  11379

116-22 Metropolitan Avenue            Owned           1973
Kew Gardens, NY  11418

29-34 30th Avenue                     Owned           1975
Long Island City, NY  11102

60-20 Woodside Avenue                 Owned           1979
Woodside, NY  11377

71-20 Kissena Boulevard               Leased          1979        April 30, 2008
Flushing, NY  11367

                                                 ORIGINAL DATE      DATE OF
                                    LEASED OR      LEASED OR         LEASE
LOCATION                              OWNED         ACQUIRED      EXPIRATION(1)
--------                            ---------    -------------    -------------
68-17 Myrtle Avenue                   Owned           1979
Glendale, NY  11385

30-33 Stratton Street                 Leased          1979        July 31, 2004
Pathmark Shopping Center
Flushing, NY  11354

153-17 Cross Island Parkway           Leased          1990        June 30, 1998
Whitestone, NY  11357

57-07 Junction Boulevard              Leased          1990        April 30, 1997(3)
Elmhurst, NY  11373

955 Hempstead Turnpike                Owned           1958
Franklin Square, NY  11010

114 Northern Boulevard (4)            Leased          1971        Sept. 30, 2046
Greenvale, NY 11548

44 Cedar Swamp Road                   Owned           1975
Glen Cove, NY  11542

995 Hicksville Road                   Leased          1977        Sept. 30, 2035
Massapequa, NY  11758

Gr. So. Bay Shopping Center           Leased          1979        July 31, 2009
861 Montauk Highway
West Babylon, NY  11704

4 Great Neck Road                     Leased          1990        May 31, 2002
Great Neck, NY  11021

162 Hillside Avenue                   Owned           1995
Williston Park, NY  11596

360 Merrick Road                      Owned           1995
Lynbrook, NY  11563

1000 Franklin Avenue                  Leased          1995        Dec. 31, 2011
Garden City, NY  11530

320 Walt Whitman Road                 Leased          1995        August 31, 2004
Huntington Station, NY  11746

                                                 ORIGINAL DATE      DATE OF
                                    LEASED OR      LEASED OR         LEASE
LOCATION                              OWNED         ACQUIRED      EXPIRATION(1)
--------                            ---------    -------------    -------------
33 Main Street                        Owned           1995
Kings Park, NY 11754

363 Hempstead Avenue                  Owned           1995
Malverne, NY 11565

361 Sunrise Highway                   Leased          1995        May 31, 2027
Patchogue, NY 11772

464 Atlantic Avenue                   Owned           1995
East Rockaway, NY  11518

490 Hempstead Turnpike                Leased          1995        June 30, 2019
West Hempstead, NY  11552

52 Manetto Hill Road                  Leased          1995        Sept. 30, 2005
Plainview, NY 11801

1622 Hempstead Turnpike               Leased          1995        Oct. 31, 2005
East Meadow, NY 11554

1015 Route 112                        Leased          1995        June 30, 2026
Port Jefferson Station, NY 11776

1880 Middle Country Road              Owned           1995
Ridge, NY 11961

600 Northern Boulevard (5)            Leased          1995        Dec. 31, 2002
Great Neck, NY 11021

155 Jericho Turnpike                  Owned           1995
Floral Park, NY 11001

99 Covert Avenue                      Owned           1995
Floral Park, NY 11001

955 Hempstead Turnpike                Owned           1995
Franklin Square, NY 11010

260 Glen Head Road                    Leased          1995        Dec. 31, 2000
Glen Head, NY 11545

                                                 ORIGINAL DATE      DATE OF
                                    LEASED OR      LEASED OR         LEASE
LOCATION                              OWNED         ACQUIRED      EXPIRATION(1)
--------                            ---------    -------------    -------------
1585 Dutch Broadway                   Leased          1995        July 31, 2009
Elmont, NY 11003

560 Warburton Avenue                  Owned           1982
Hastings-on-Hudson, NY  10706

731 Saw Mill River Road               Owned           1982
Ardsley, NY  10502

Towne Centre at Somers                Leased          1992        August 1, 2028
Somers, NY  10589

18 South Broad Street                 Owned           1985
Norwich, NY  13815

One Wall Street                       Owned           1988
Oneonta, NY  13820

62 Pioneer Street                     Owned           1988
Cooperstown, NY  13326

107 Oneida Street                     Owned           1988
Oneonta, NY  13820

Southside Mall                        Leased          1988        June 30, 2003
Oneonta, NY  13820

MORTGAGE SERVICING
 AND TRAINING CENTER:

5 Dakota Drive                        Leased          1992        Dec. 31, 1998
New Hyde Park, NY  11042

-------------------

(1)   Leased property includes all option periods.

(2)   Also includes loan origination facility.

(3) The Association is, as of March 10, 1997, in negotiations with the landlord to extend this lease

(4)   Land lease only. The building on this property is owned.

(5)   Closed January 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

      On July 21, 1995, the Association commenced an action, Astoria Federal Savings and Loan Association v. United States, No. 95-468C, in the United States Court of Federal Claims against the United States seeking in excess of $250 million in damages arising from the breach of an assistance agreement entered into by the Association's predecessor in interest, Fidelity, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association, and the Government's subsequent enactment and implementation of the FIRREA in 1989. The case was stayed by the court throughout most of 1996 awaiting the decision of the United States Supreme Court in U.S. v. Winstar Corp. 116 S.Ct.2432 (1996) which held the Government liable for breach of contract to the plaintiffs in three similar cases and remanded such cases to the Court of Federal Claims to ascertain damage, and while a case management order was finalized in October 1996 which established procedures for a more efficient prosecution of the approximately 125 similar cases pending before the court. In November 1996, the Association moved for partial summary judgment against the government on the issues of whether Fidelity had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government is contesting such motion and has cross-moved for summary judgment to dismiss the Association's complaint. The issue with respect to the motion is not expected to be fully joined until May 1997. While management is confident that it will be successful in the pursuit of its motion and intends to aggressively pursue its claim against the government, no assurance can be given as to the result of such claim or the timing of the recovery, if any, with respect thereto. The costs incurred with respect to this litigation in 1996 were not material to the Association's results of operations. While such costs are expected to increase during 1997, they are also, at this time, not expected to be material to the Association's results of operations for 1997.

      During 1994, an action was commenced against AF Roosevelt Avenue Corporation, a wholly owned subsidiary of the Association, 149 Roosevelt Avenue Associates, a joint venture in which AF Roosevelt Avenue Corporation was a joint venture partner, Henry Drewitz, Chairman of the Board of the Association, and George L. Engelke, Jr., President and Chief Executive Officer of the Association and a director and officer of AF Roosevelt Avenue Corporation, among others. The litigation, which seeks damages in excess of $20,000,000, arises from the development by 149 Roosevelt Avenue Associates of a condominium project commencing in the mid 1980's. The development consists of 134 residential units, 25 medical facility units, and associated parking and other facilities located in Flushing, New York. The litigation, commenced by the Board of Managers of the condominium, alleges that there are various defects in the condominium buildings with respect to the roof, certain masonry work and structural components and seeks damages based upon breach of contract, fraud, misrepresentation, breach of warranty, violations of Articles 23A and 36B of the General Business Law of the State of New York, recklessness and negligence. The above listed defendants have appeared in the litigation, which is in the preliminary stages of discovery. The Association has notified its liability and director and officer liability insurance carriers of the action. 149 Roosevelt Avenue Associates, with the acquiescence of AF Roosevelt Avenue Corporation and the Plaintiff, have selected a mutually satisfactory engineer to inspect and test the development and report on its condition. As of December 31, 1996, the analysis of the structure is continuing. Management is continuing to pursue additional information at this time to determine whether remedial action will be required on the part of the sponsor.

      Management believes that this litigation presents a number of substantive legal issues which may render such claims substantially without merit. Management intends to aggressively defend this litigation. Management, based upon the current advice of its experts, does not believe any loss sustained as a result of this litigation would be material to the financial condition or results of operations of the Company. As of December 31, 1996, the Association holds, within the development, 93 mortgage loans to condominium unit purchasers aggregating $6.7 million, 4 of which, aggregating $466,600, are currently on non-accrual, and 6 of which , aggregating $322,400, are real estate owned.

      With the exception of the litigation discussed above, the Company is not involved in any pending legal proceedings other than legal proceedings incident to the Company's business, which involve amounts in the aggregate which management believes are immaterial to the financial condition and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

       That section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 entitled "Market for Common Stock", page 68, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

       That section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 entitled "Selected Consolidated Financial and Other Data of the Company", pages 17 and 18, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       That section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", pages 20 through 36 inclusive, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Those sections of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 Entitled "Independent Auditors' Report", page 37, "Consolidated Statements of Financial Condition", page 38, "Consolidated Statements of Operations", page 39, "Consolidated Statements of Changes in Stockholders' Equity, page 40, "Consolidated Statements of Cash Flows", page 41, "Notes to Consolidated Financial Statements", pages 42 through 66, inclusive, and "Quarterly Results of Operations (Unaudited)", page 67, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       Information regarding directors and executive officers who are not directors of the Registrant, is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board of Directors of Astoria Financial Corporation" in the Company's definitive Proxy Statement to be dated April 7, 1997, for its Annual Meeting of Shareholders to be held on May 21, 1997, which will be filed with the SEC within 120 days from December 31, 1996, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

       Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table", "Fiscal Year End Option/SAR Values", "Pension Plans", "Director Compensation", "Employment Agreements", "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation", and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's definitive Proxy Statement to be dated April 7,1997 for its Annual Meeting of Shareholders to be held on May 21, 1997, which will be filed with the SEC within 120 days from December 31, 1996, and is incorporated herein by reference.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is in the Company's definitive Proxy Statement to be dated April 7, 1997 for its Annual Meeting of Shareholders to be held on May 21, 1997, which will be filed with the SEC within 120 days from December 31, 1996, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's definitive Proxy Statement to be dated April 7, 1997 for its Annual Meeting of Shareholders to be held on May 21, 1997, which will be filed with the SEC within 120 days from December 31, 1996, and is incorporated herein by reference.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

        The following consolidated financial statements and schedules of the Company, its subsidiary, Astoria Federal Savings and Loan Company, and the independent auditors' report thereon, included on pages 37 through 67 of the Company's 1996 Annual Report, are being filed as a part of this Form 10-K through their incorporation herein by reference:

      -     Independent Auditors' Report

      - Consolidated Statements of Financial Condition at December 31, 1996 and 1995

      - Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1996

      - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended December 31, 1996

      - Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996

      -     Notes to the Consolidated Financial Statements

      - Quarterly Results of Operations (Unaudited) for each of the years in the two year period ended December 31, 1996

Information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this report, except as expressly incorporated by reference herein.

    2. Financial Statement Schedules

        Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

    EXHIBIT                       IDENTIFICATION OF EXHIBIT
    -------                       -------------------------

      3.1   Articles of Incorporation of Astoria Financial Corporation (1)

      3.2   By laws of Astoria Financial Corporation (1)

      4.1   Astoria Financial Corporation Specimen Stock Certificate *

      4.2 Federal Stock Charter of Astoria Federal Savings and Loan Association (2)

      4.3   By-laws of Astoria Federal Savings and Loan Association *

      4.4 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock (4)

    EXHIBIT          IDENTIFICATION OF EXHIBIT
    -------          -------------------------

      4.5 Rights Agreement between Astoria Financial Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, Dated as of July 17, 1996 (4)

      4.6   Form of Rights Certificate (4)

      4.7 Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan (6)

      10.1 Astoria Federal Savings and Loan Association Employee Stock Ownership Trust Loan and Security Agreement (1)

      10.2 Amendment to Astoria Federal Savings and Loan Association Employee Stock Ownership Trust Loan and Security Agreement, Promissory Note, and Security Agreement Re Instruments or Negotiable Documents to be Deposited (1)

      10.3 Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors' Retirement Plan, as amended and restated effective February 21, 1996. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.4 Astoria Financial Corporation Death Benefit Plan for Outside Directors - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.5 Deferred Compensation Plan for Directors of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)


      10.6 1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.7 1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.8 Astoria Federal Savings and Loan Association Recognition and Retention Plan for Outside Directors as amended March 1, 1996 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to
            Item 14(c) of this report. (3)

      10.9 Astoria Federal Savings and Loan Association Annual Incentive Plan for Selected Executives - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

     EXHIBIT              IDENTIFICATION OF EXHIBIT
     -------              -------------------------

      10.10 Astoria Financial Corporation Employment Agreement with George L. Engelke, Jr. - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.11 Astoria Federal Savings and Loan Association Employment Agreement with George L. Engelke, Jr. - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.12 Astoria Financial Corporation Employment Agreement with Senior Vice President by and between Astoria Financial Corporation and Arnold K. Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)


      10.13 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.14 Astoria Financial Corporation Employment Agreement with Senior Vice President by and between Astoria Financial Corporation and Thomas W. Drennan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.15 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Thomas W. Drennan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.16 Astoria Financial Corporation Employment Agreement with Senior Vice President by and between Astoria Financial Corporation and Monte N. Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.17 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Monte N. Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

     EXHIBIT              IDENTIFICATION OF EXHIBIT
     -------              -------------------------

      10.18 Astoria Financial Corporation Employment Agreement with Senior Vice President by and between Astoria Financial Corporation and William
            K. Sheerin - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.19 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and William K. Sheerin - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.20 Astoria Financial Corporation Employment Agreement with Senior Vice President by and between Astoria Financial Corporation and Alan P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.21 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.22 Memorandum For the Record dated June 11, 1993 regarding Increased Health Benefits for Senior Officers - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
            (1)

      10.23 Consulting and Other Arrangements Concerning Messrs. Drewitz and Bolton - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

      10.24 Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1994, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Fidelity New York F.S.B.
            (5)

      10.25 Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated as of January 27, 1995, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Fidelity New York F.S.B. (5)

      10.26 Form of Option Conversion Agreement by and between Astoria Financial Corporation and each of Mr. Thomas V. Powderly, Mr. William A. Wesp and Frederick J. Meyer, respectively. (5)

     EXHIBIT              IDENTIFICATION OF EXHIBIT
     -------              -------------------------

      10.27 Consulting Agreement by and between Astoria Financial Corporation and Mr. Thomas V. Powderly dated January 31, 1995. (5)

      10.28 Trust Agreement, dated as of January 31, 1995 between Astoria Financial Corporation and State Street Bank and Trust Company. (5)

      10.29 Astoria Financial Corporation 1993 Incentive Stock Option Plan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

      10.30 Astoria Financial Corporation 1993 Stock Option Plan For Outside Directors - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

      10.31 Astoria Federal Savings and Loan Association Recognition and Retention Plan for Officers and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

      11.1  Statement regarding computation of earnings per share.*

      13.1  1996 Annual Report to Stockholders. *

      21.1  Subsidiaries of Astoria Financial Corporation. *

      23    Consent of Independent Auditors. *

      27    Financial Data Schedule. *

      99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997, which will be filed with the SEC within 120 days from December 31, 1996, is incorporated herein by reference.

      *     Filed herewith

      (1) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 30, 1994.

      (2) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 15, 1995.

      (3) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

      (4) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form 8-A dated July 17, 1996 and filed with the Securities and Exchange Commission in August 1996.

      (5) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K, dated January 31, 1995 and filed with the Securities and Exchange Commission on February 9, 1995.

      (6) Incorporated by reference to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on October 23, 1995.


(c) Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended December 31, 1996. No reports on Form 8-K have been filed by the Company during the fourth quarter of its fiscal year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/      George L. Engelke, Jr.              Date:         March 19, 1997
   -------------------------------------          ------------------------------
         George L. Engelke, Jr.
         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         NAME                                                    DATE

   /s/   George L. Engelke, Jr.                             March 19, 1997
      --------------------------------------------------    --------------
         George L. Engelke, Jr.
         President, Chief Executive Officer and Director

   /s/   Henry Drewitz                                      March 19, 1997
      --------------------------------------------------    --------------
         Henry Drewitz
         Chairman of the Board and Director

   /s/   Monte N. Redman                                    March 19, 1997
      --------------------------------------------------    --------------
         Monte N. Redman
         Senior Vice President, Treasurer and
         Chief Financial Officer

   /s/   Robert G. Bolton                                   March 19, 1997
      --------------------------------------------------    --------------
         Robert G. Bolton
         Director

   /s/   Andrew M. Burger                                   March 19, 1997
      --------------------------------------------------    --------------
         Andrew M. Burger
         Director

   /s/   Denis J. Connors                                   March 19, 1997
      --------------------------------------------------    --------------
         Denis J. Connors
         Director

   /s/   Thomas J. Donahue                                  March 19, 1997
      --------------------------------------------------    --------------
         Thomas J. Donahue
         Director

   /s/   William J. Fendt                                   March 19, 1997
      --------------------------------------------------    --------------
         William J. Fendt
         Director

   /s/   Ralph F. Palleschi                                 March 19, 1997
      --------------------------------------------------    --------------
         Ralph F. Palleschi
         Director

   /s/   Thomas V. Powderly                                 March 19, 1997
      --------------------------------------------------    --------------
         Thomas V. Powderly
         Director

                                  EXHIBIT INDEX

                                                                                    SEQUENTIAL
                                                                                       PAGE
  EXHIBIT NO.               IDENTIFICATION OF EXHIBIT                                 NUMBER
  -----------               -------------------------                               ----------
      3.1   Articles of Incorporation of Astoria Financial Corporation (1)

      3.2   By laws of Astoria Financial Corporation (1)

      4.1   Astoria Financial Corporation Specimen Stock Certificate *

      4.2   Federal Stock Charter of Astoria Federal Savings and Loan
            Association (2)

      4.3   By-laws of Astoria Federal Savings and Loan Association *

      4.4   Certificate of Designations, Preferences and Rights of Series A
            Junior Participating Preferred Stock (4)

      4.5   Rights Agreement between Astoria Financial Corporation and Chase
            Mellon Shareholder Services, L.L.C., as Rights Agent, Dated as of
            July 17, 1996 (4)

      4.6   Form of Rights Certificate (4)

      4.7   Astoria Financial Corporation Automatic Dividend Reinvestment and
            Stock Purchase Plan (6)

     10.1   Astoria Federal Savings and Loan Association Employee Stock
            Ownership Trust Loan and Security Agreement (1)

     10.2   Amendment to Astoria Federal Savings and Loan Association Employee
            Stock Ownership Trust Loan and Security Agreement, Promissory Note, and Security Agreement Re Instruments or Negotiable Documents to be
            Deposited (1)

     10.3   Astoria Federal Savings and Loan Association and Astoria Financial
            Corporation Directors' Retirement Plan, as amended and restated effective February 21, 1996. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

     10.4   Astoria Financial Corporation Death Benefit Plan for Outside
            Directors. (3)

     10.5   Deferred Compensation Plan for Directors of Astoria Financial
            Corporation. (3)

     10.6   1996 Stock Option Plan for Officers and Employees of Astoria
            Financial Corporation. (3)

     10.7   1996 Stock Option Plan for Outside Directors of Astoria Financial
            Corporation. (3)

     10.8   Astoria Federal Savings and Loan Association Recognition and
            Retention Plan for Outside Directors as amended March 1, 1996. (3)

     10.9 Astoria Federal Savings and Loan Association Annual Incentive Plan for Selected Executives. (1)

                                  EXHIBIT INDEX

                                                                                    SEQUENTIAL
                                                                                       PAGE
  EXHIBIT NO.               IDENTIFICATION OF EXHIBIT                                 NUMBER
  -----------               -------------------------                               ----------
     10.10  Astoria Financial Corporation Employment Agreement with George L.
            Engelke, Jr. (3)

     10.11 Astoria Federal Savings and Loan Association Employment Agreement with George L. Engelke, Jr. (3)

     10.12  Astoria Financial Corporation Employment Agreement with Senior Vice
            President by and between Astoria Financial Corporation and Arnold K.
            Greenberg. (3)

     10.13 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg. (3)

     10.14  Astoria Financial Corporation Employment Agreement with Senior Vice
            President by and between Astoria Financial Corporation and Thomas W.
            Drennan. (3)

     10.15 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Thomas W. Drennan. (3)

     10.16  Astoria Financial Corporation Employment Agreement with Senior Vice
            President by and between Astoria Financial Corporation and Monte N.
            Redman. (3)

     10.17 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Monte N. Redman. (3)

     10.18  Astoria Financial Corporation Employment Agreement with Senior Vice
            President by and between Astoria Financial Corporation and William
            K. Sheerin. (3)

     10.19 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and William K. Sheerin. (3)

                                  EXHIBIT INDEX


                                                                                    SEQUENTIAL
                                                                                       PAGE
   EXHIBIT NO.              IDENTIFICATION OF EXHIBIT                                 NUMBER
   -----------              -------------------------                               ----------
     10.20  Astoria Financial Corporation Employment Agreement with Senior Vice
            President by and between Astoria Financial Corporation and Alan P.
            Eggleston. (3)

     10.21 Astoria Federal Savings and Loan Association Employment Agreement with Senior Vice President by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston. (3)

     10.22  Memorandum For the Record dated June 11, 1993 regarding Increased
            Health Benefits for Senior Officers. (1)

     10.23  Consulting and Other Arrangements Concerning Messrs. Drewitz and
            Bolton. (1)

     10.24  Amended and Restated Agreement and Plan of Merger, dated as of July
            12, 1994, by and among Astoria Financial Corporation, Astoria
            Federal Savings and Loan Association and Fidelity New York F.S.B.
            (5)

     10.25  Amendment No. 1 to the Amended and Restated Agreement and Plan of
            Merger, dated as of January 27, 1995, by and among Astoria Financial
            Corporation, Astoria Federal Savings and Loan Association and
            Fidelity New York F.S.B. (5)

     10.26  Form of Option Conversion Agreement by and between Astoria Financial
            Corporation and each of Mr. Thomas V. Powderly, Mr. William A. Wesp and Frederick J. Meyer, respectively. (5)

     10.27 Consulting Agreement by and between Astoria Financial Corporation and Mr. Thomas V. Powderly dated January 31, 1995. (5)

     10.28  Trust Agreement, dated as of January 31, 1995 between Astoria
            Financial Corporation and State Street Bank and Trust Company. (5)

     10.29  Astoria Financial Corporation 1993 Incentive Stock Option Plan. (1)

     10.30  Astoria Financial Corporation 1993 Stock Option Plan For Outside
            Directors. (1)

     10.31  Astoria Federal Savings and Loan Association Recognition and
            Retention Plan for Officers and Employees. (1)

     11.1   Statement regarding computation of earnings per share. *

     13.1   1996 Annual Report to Stockholders. *

                                  EXHIBIT INDEX

                                                                                    SEQUENTIAL
                                                                                       PAGE
  EXHIBIT NO.              IDENTIFICATION OF EXHIBIT                                  NUMBER
  -----------              -------------------------                                ----------
     21.1   Subsidiaries of Astoria Financial Corporation. *

     23     Consent of Independent Auditors. *

     27     Financial Data Schedule. *

     99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997, which will be filed with the SEC within 120 days from December 31, 1996, is incorporated herein by reference.

     *      Filed herewith

     (1)    Incorporated by reference to Astoria Financial Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 30, 1994.

     (2)    Incorporated by reference to Astoria Financial Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission on March 15, 1995.

     (3)    Incorporated by reference to Astoria Financial Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

     (4)    Incorporated by reference to Astoria Financial Corporation's
            Registration Statement on Form 8-A dated July 17, 1996 and filed with the Securities and Exchange Commission in August 1996.

     (5)    Incorporated by reference to Astoria Financial Corporation's Current
            Report on Form 8-K, dated January 31, 1995 and filed with the Securities and Exchange Commission on February 9, 1995.

     (6) Incorporated by reference to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on October 23, 1995.

(c) Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended December 31, 1996. No reports on Form 8-K have been filed by the Company during the fourth quarter of its fiscal year ended December 31, 1996.