Form 10-Q
period 1997-03-31
ASTORIA FINANCIAL CORP
filed 1997-05-13
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    YES   X    NO
                                         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Classes of Common Stock         Number of Shares Outstanding, April 30, 1997
    -----------------------         --------------------------------------------

       .01 Par Value                                   21,168,718
       -------------                                   ----------

                         PART 1 -- FINANCIAL INFORMATION

                                                                                                         Page
Item 1.           Financial Statements.

                  Consolidated Statements of Financial Condition at March 31, 1997 and                      2
                  December 31, 1996.

                  Consolidated Statements of Operations for the Three Months Ended                          3
                  March 31, 1997 and March 31, 1996.

                  Consolidated Statement of Stockholders' Equity for the Three Months                       4
                  Ended March 31, 1997.

                  Consolidated Statements of Cash Flows for the Three Months Ended                          5
                  March 31, 1997 and March 31, 1996.

                  Notes to Consolidated Financial Statements.                                               6

Item 2.           Management's Discussion and Analysis of Financial Condition and                           7
                  Results of Operations.



                                               PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings                                                                        22

Item 2.           Changes in Securities                                                          (Not Applicable)

Item 3.           Defaults Upon Senior Securities                                                (Not Applicable)

Item 4.           Submission of Matters to a Vote of Security Holders                            (Not Applicable)

Item 5.           Other Information                                                                       22

Item 6.           Exhibits and Reports on Form 8-K                                                        22
                  (a)  Exhibits
                      (11)  Computation of Per Share Earnings
                      (27)  Financial Data Schedule

                  (b) Reports on Form 8-K

                     Signatures                                                                           23

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 31,           DECEMBER 31,
Assets                                                                                 1997                 1996
------                                                                                 ----                 ----
Cash and due from banks                                                           $    22,674         $    18,923
Federal funds sold and repurchase agreements                                           81,518              56,000
Mortgage-backed and mortgage-related securities
  available-for-sale (at estimated fair value)                                      2,278,534           2,100,376
Other securities available-for-sale (at estimated fair value)                         152,436             196,286
Mortgage-backed and mortgage-related securities
  held-to-maturity  (estimated fair value of $1,300,406
  and $1,309,007, respectively)                                                     1,324,064           1,321,613
Other securities held-to-maturity (estimated fair value
  of $741,352 and $637,338, respectively)                                             756,675             639,402
Federal Home Loan Bank of New York stock                                               35,800              32,354

Loans receivable:
  Mortgage loans                                                                    2,720,212           2,593,307
  Consumer and other loans                                                             57,350              58,109
                                                                                  -----------         -----------
                                                                                    2,777,562           2,651,416
  Less allowance for loan losses                                                       14,024              14,089
                                                                                  -----------         -----------
    Loans receivable, net                                                           2,763,538           2,637,327

Real estate owned and investments in real estate, net                                  11,768              12,129
Accrued interest receivable                                                            44,591              43,976
Premises and equipment, net                                                            83,433              83,424
Excess of cost over fair value of net assets acquired
  and other intangibles                                                                98,157             100,267
Other assets                                                                           36,221              30,686
                                                                                  -----------         -----------

         Total assets                                                             $ 7,689,409         $ 7,272,763
                                                                                  ===========         ===========

Liabilities and Stockholders' Equity

Liabilities:
   Deposits:
     Savings                                                                      $ 1,137,065         $ 1,134,038
     Money market                                                                     502,791             461,813
     NOW                                                                              143,606             142,492
     Certificates of deposit                                                        2,710,768           2,774,750
                                                                                  -----------         -----------
      Total deposits                                                                4,494,230           4,513,093

   Reverse repurchase agreements                                                    2,295,000           1,845,000
   Federal Home Loan Bank of New York advances                                        245,477             266,514
   Mortgage escrow funds                                                               36,849              26,520
   Accrued expenses and other liabilities                                              33,461              32,807
                                                                                  -----------         -----------
         Total liabilities                                                          7,105,017           6,683,934
                                                                                  -----------         -----------

Stockholders' Equity:
   Preferred stock, $.01 par value; (5,000,000 shares
     authorized; none issued)                                                              --                  --
   Common stock, $.01 par value; (70,000,000 shares authorized: 26,361,704
     issued; 21,242,610 and 21,472,886 shares outstanding, respectively)                  264                 264
   Additional paid-in capital                                                         334,960             330,398
   Retained earnings - substantially restricted                                       391,639             379,876
   Treasury stock (5,119,094 and 4,888,818 shares, at cost, respectively)            (103,795)            (91,188)
   Net unrealized (losses) gains on securities, net of taxes                           (9,471)                156
   Unallocated common stock held by ESOP                                              (23,755)            (24,489)
   Unearned common stock held by RRPs                                                  (5,450)             (6,188)
                                                                                  -----------         -----------
         Total stockholders' equity                                                   584,392             588,829
                                                                                  -----------         -----------

         Total liabilities and stockholders' equity                               $ 7,689,409         $ 7,272,763
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

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ----------------------------------
                                                                        1997                   1996 (1)
                                                                    -----------           ------------
Interest income:
   Mortgage loans                                                   $    52,554           $     42,524
   Consumer and other loans                                               1,446                  1,525
   Mortgage-backed and mortgage-related securities                       58,925                 62,916
   Federal funds sold and repurchase agreements                             868                  1,055
   Other securities                                                      15,280                  7,814
                                                                    -----------           ------------

      Total interest income                                             129,073                115,834
                                                                    -----------           ------------

Interest expense:
   Deposits                                                              47,559                 46,041
   Borrowed funds                                                        32,058                 25,059
                                                                    -----------           ------------

      Total interest expense                                             79,617                 71,100
                                                                    -----------           ------------

Net interest income                                                      49,456                 44,734
Provision for loan losses                                                   500                    522
                                                                    -----------           ------------
Net interest income after provision for loan losses                      48,956                 44,212
                                                                    -----------           ------------

Non-interest income:
   Customer service and loan fees                                         2,444                  2,081
   Net gain on sales of securities and loans                                378                    762
   Other                                                                    649                    715
                                                                    -----------           ------------

         Total non-interest income                                        3,471                  3,558
                                                                    -----------           ------------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                          13,372                 12,429
      Occupancy, equipment and systems                                    5,998                  5,805
      Federal deposit insurance premiums                                    810                  2,464
      Advertising                                                           914                    747
      Other                                                               2,665                  2,482
                                                                    -----------           ------------

         Total general and administrative                                23,759                 23,927

   Real estate operations, net                                              112                 (3,255)
   Provision for (recovery of) real estate losses                            64                 (1,397)
   Amortization of excess of cost over fair value of
      net assets acquired                                                 2,110                  2,171
                                                                    -----------           ------------

         Total non-interest expense                                      26,045                 21,446
                                                                    -----------           ------------

Income before income tax expense                                         26,382                 26,324
Income tax expense                                                       10,948                 11,606
                                                                    -----------           ------------

Net income                                                          $    15,434           $     14,718
                                                                    ===========           ============

Primary earnings per common share                                   $      0.72           $       0.68
                                                                    ===========           ============
Fully diluted earnings per common share                             $      0.72           $       0.68
                                                                    ===========           ============
Dividends per common share                                          $      0.11           $       0.10
                                                                    ===========           ============

Primary weighted average common shares and equivalents               21,314,991             21,599,362
Fully diluted weighted average common shares and equivalents         21,316,019             21,665,934


See accompanying notes to consolidated financial statements.

(1) As adjusted for two-for-one stock split on June 3, 1996.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                Net
                                                                                             Unrealized
                                                                Retained                    Gains (Losses)   Unallocated
                                                 Additional     Earnings                        on             Common
                                       Common     Paid-In      Substantially    Treasury      Securities,    Stock Held
                                        Stock     Capital      Restricted         Stock      Net of Taxes      by ESOP
                                       ----------------------------------------------------------------------------------
Balance at December 31, 1996              $264     $330,398     $ 379,876      $ (91,188)     $   156         $(24,489)

Net income                                  --           --        15,434             --           --               --

Change in unrealized gains
  on securities available-for-sale          --           --            --             --       (9,627)              --

Common stock repurchased
  (415,497 shares)                          --           --            --        (16,184)          --               --

Cash dividends declared and paid
  on common stock                           --           --        (2,276)            --           --               --

Exercise of stock options and
  related tax benefit                       --        2,175        (1,395)         3,577           --               --

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit      --        2,387            --             --           --              734
                                          ----     --------     ---------      ---------      -------         --------

Balance at March 31, 1997                 $264     $334,960     $ 391,639      $(103,795)     $(9,471)        $(23,755)
                                          ====     ========     =========      =========      =======         ========




                                             Unearned
                                               Common
                                             Stock Held
                                              by RRP's          Total
                                          -------------------------------
Balance at December 31, 1996                 $(6,188)        $ 588,829

Net income                                        --            15,434

Change in unrealized gains
  on securities available-for-sale                --            (9,627)

Common stock repurchased
  (415,497 shares)                                --           (16,184)

Cash dividends declared and paid
  on common stock                                 --            (2,276)

Exercise of stock options and
  related tax benefit                             --             4,357

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit           738             3,859
                                             -------         ---------

Balance at March 31, 1997                    $(5,450)        $ 584,392
                                             =======         =========


See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                   ---------
                                                                             1997           1996
                                                                             ----           ----
Cash flows from operating activities:
   Net income                                                            $  15,434        $   14,718

   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of net deferred loan origination
        fees, discounts and premiums                                        (1,075)           (1,275)
      Provision for (recovery of) loan and real estate losses                  564              (875)
      Depreciation and amortization                                          1,627             1,351
      Net gain on sales of securities and loans                               (378)             (762)
      Amortization of excess of cost over fair value
        of net assets acquired                                               2,110             2,171
      Allocated and earned shares from ESOP and RRPs                         3,052             2,452
      (Increase) decrease in accrued interest receivable                      (615)            1,679
      Increase in mortgage escrow funds                                     10,329             6,759
      Net changes in other assets, accrued expenses
        and other liabilities                                                5,332            (5,488)
                                                                         ---------       -----------
        Total adjustments                                                   20,946             6,012
                                                                         ---------       -----------
           Net cash provided by operating activities                        36,380            20,730
                                                                         ---------       -----------

Cash flows from investing activities:
  Loan originations                                                       (182,423)          (98,205)
  Loan purchases through third parties                                     (35,967)          (40,295)
  Bulk loan purchases                                                           --           (54,592)
  Principal repayments on loans                                             86,551            82,213
  Principal payments on mortgage-backed and mortgage-related
    securities held-to-maturity and available-for-sale                     104,946           134,680
  Purchases of mortgage-backed and mortgage-related securities
    held-to-maturity and available-for-sale                               (282,190)         (237,484)
  Purchases of other securities                                           (211,175)         (112,379)
  Proceeds from maturities of other securities
    and redemption of FHLB-NY stock                                        115,214            50,197
  Proceeds from sale of securities and loans                                 3,110            83,829
  Proceeds from sale of real estate owned                                    2,740             7,387
  Proceeds from sales, net of costs and advances,
    related to investments in real estate                                      (15)              799
  Purchases of premises and equipment, net of proceeds from sales           (1,636)           (1,654)
                                                                         ---------       -----------
     Net cash used in investing activities                                (400,845)         (185,504)
                                                                         ---------       -----------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                      (18,988)           43,743
  Net increase in reverse repurchase agreements                            450,000           136,671
  Payments of FHLB of New York advances                                    (21,000)          (70,000)
  Costs to repurchase common stock                                         (16,184)          (18,151)
  Cash dividends paid to stockholders                                       (2,276)           (2,198)
  Cash received for options exercised, net of loss on issuance
      of treasury stock                                                      2,182               216
                                                                         ---------       -----------
    Net cash provided by financing activities                              393,734            90,281
                                                                         ---------       -----------
    Net increase (decrease) in cash and cash equivalents                    29,269           (74,493)

Cash and cash equivalents at beginning of period                            74,923           133,869
                                                                         ---------       -----------

Cash and cash equivalents at end of period                               $ 104,192         $  59,376
                                                                         =========         =========


Supplemental disclosures:
  Cash paid during the year:
    Interest                                                             $  77,409         $  68,084
                                                                         =========         =========
    Income taxes                                                         $   1,189         $   1,160
                                                                             =====             =====
  Additions to real estate owned                                         $   3,141         $   2,674
                                                                             =====             =====


See accompanying notes to consolidated financial statements

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

  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996 and stockholders' equity for the three months ended March 31, 1997. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of March 31, 1997 and December 31, 1996 and amounts of revenues and expenses of the results of operations for the three month periods ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

  These consolidated financial statements should be read in conjunction with the December 31, 1996 audited consolidated financial statements, interim financial statements and notes thereto of the Company.

2.  EARNINGS PER SHARE

  Primary and fully diluted earnings per share ("EPS") are computed by dividing net income by the weighted-average number of common stock and common stock equivalents outstanding during this year.

  For the primary EPS calculation, the weighted-average number of shares of common stock and common stock equivalents outstanding includes the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan ("ESOP") and the Recognition and Retention Plans ("RRPs") and the dilutive effect of unexercised stock options using the treasury stock method.

  For the fully diluted EPS calculation, the weighted average number of shares of common stock and common stock equivalents includes the same components used in the primary earnings per share calculation; however, the maximum dilutive effect for unexercised stock options is computed using the period-end market price of the Company's common stock if it is higher than the average market price used in calculating primary earnings per share.

3.  CASH EQUIVALENTS

  For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less, which in the aggregate amounted to $104,192,000 and $59,376,000 at March 31, 1997 and 1996, respectively.

4.  STOCK SPLIT

  On April 17, 1996, the Company's Board of Directors approved a two-for-one stock split, in the form of a 100% stock dividend, which was paid on June 3, 1996. Accordingly, all capital accounts, shares and per share data have been restated for all reported periods to reflect the stock split.

5.  IMPACT OF NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting principles Board Opinion No. 15 ("APB No. 15"). It replaces the presentation of primary EPS with a presentation of basic EPS and the presentation of fully diluted EPS with a presentation of diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented.
  Upon adoption of SFAS No. 128, the change from primary EPS to basic EPS will result in a modest increase in this EPS presentation, but will not result in a material change in the EPS presentation from fully diluted to diluted EPS.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

GENERAL

     Astoria Financial Corporation (the "Company") was incorporated on June 14, 1993, and is holding company for Astoria Federal Savings and Loan Association ("the Association"). The Company is headquartered in Lake Success, New York and its principal business currently consists of the operation of its wholly-owned subsidiary, the Association. The Association's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowed funds, primarily in one-to-four family residential mortgage loans, mortgage-backed and mortgage-related securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and federal agencies and other securities. The Company had no operations prior to November 18, 1993, the date on which the Association completed its conversion from mutual to stock form of ownership.

     The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premium, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations, net, provision for real estate losses and amortization of excess of cost over fair value of net assets acquired. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

PROPOSED ACQUISITION

     On March 29, 1997 the Company entered into a definitive agreement pursuant to which the Company agreed to acquire The Greater New York Savings Bank (the "Greater"), with Greater ultimately merging with the Association. Greater is a $2.5 billion New York State chartered stock savings bank. The definitive agreement is subject to approval of the shareholders of both the Company and Greater, approval of the appropriate regulatory authorities, and the satisfaction of certain other conditions. Under the terms of the definitive agreement, holders of the Greater common stock will receive either 0.50 shares of the Company's common stock or $19.00 in cash for each share, pursuant to an election procedure as described in the agreement, subject to 75% of the Greater shares exchanged for the Company's common stock and 25% exchanged for cash. The total transaction value is estimated to be $293 million. In addition, the 2,000,000 shares of the Greater 12% Noncumulative Preferred Stock, Series B will be exchanged for shares of a newly created series of preferred stock of the Company having substantially identical and no less favorable terms. The transaction is expected to close in the third quarter of 1997. See Item 6-Exhibits and Reports on Form 8-K.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans and mortgage-backed, mortgage-related and other securities. During the first quarter of 1997 and 1996, principal payments on loans and mortgage-backed and mortgage-related securities totaled $191.5 million and $216.9 million, respectively. The Company's other sources of funds are provided by operating and financing activities. Cash provided from operating activities during the first quarter of 1997 and 1996 totaled $36.4 million and $20.7 million, respectively, of which $15.4 million and $14.7 million, respectively, represented net income of the Company. The net increases in borrowings and deposits during the first quarter of 1997 and 1996 totaled $410.0 million and $110.4 million, respectively. The Company's primary uses of funds in its investing activities are for the purchase and origination of loans and the purchase of mortgage-backed, mortgage-related and other securities. During the first quarter of 1997 and 1996, the Company's purchases and originations of loans totaled $218.4 million and $193.1 million, respectively, and purchases of mortgage-backed, mortgage-related and other securities totaled $493.4 million and $349.9 million, respectively.

     The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision (OTS). The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Association's liquidity ratios were 6.28% and 8.60% at March 31, 1997 and December 31, 1996, respectively, while its short-term liquidity ratios were 3.27% and 3.76% at March 31, 1997 and December 31, 1996, respectively. In the normal course of its business, the Association routinely enters into various commitments, primarily relating to the origination and purchase of loans and the leasing of certain office facilities. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

     Stockholders' equity totaled $584.4 million at March 31, 1997 compared to $588.8 million at December 31, 1996, reflecting the Company's earnings for the quarter, the amortization of the unallocated portion of shares held by the Employee Stock Ownership Plan (ESOP) and the unearned portion of shares held by the Recognition and Retention Plans (RRPs) and related tax benefit, the effect of the treasury stock purchases, the effect of exercises of stock options and related tax benefit, dividends paid on common stock and the change in the net unrealized (losses) gains on securities, net of taxes.

     Tangible stockholders' equity (stockholders' equity less the excess of cost over fair value of net assets acquired ("goodwill")) totaled $486.2 million at March 31, 1997 compared to $488.5 million at December 31, 1996. This decrease reflects the change in the Company's stockholders' equity noted above, plus the reduction in the balance of goodwill. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, not equity as defined by generally accepted accounting principles ("GAAP"). Although reported earnings and return on equity are traditional measures of a company's performance, management believes that the growth in tangible equity, or "cash earnings" is also a significant measure of a company's performance. Cash earnings include reported earnings plus the non-cash charges for goodwill amortization and amortization relating to certain employee stock plans and related tax benefit. These items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization for which the related intangible asset has already been deducted in the calculation of tangible equity. Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. See pages 20 and 21.

     On November 26, 1996, the Board of Directors of the Company approved the Company's fifth stock repurchase plan authorizing the purchase, at the discretion of management, of up to 2,500,000 shares of the Company's outstanding common stock, over a two year period, in open-market or privately negotiated transactions. During the first quarter of 1997, the Company repurchased 415,497 common shares of the Company's common stock for an aggregate cost of $16.2 million, bringing the total number of common shares purchased under this plan to 490,497 shares at an aggregate cost of $18.8 million. At March 31, 1997, the Company's cumulative total of treasury shares was 5,119,094 at an aggregate cost of $103.8 million.

     On March 3, 1997, the Company paid a quarterly cash dividend equal to $0.11 per share on 21,335,850 shares of common stock outstanding as of the close of business on February 15, 1997, aggregating $2.3 million. On April 16, 1997, the Company declared a quarterly cash dividend of $0.15 per share payable on June 2, 1997 to shareholders of record as of the close of business on May 15, 1997 aggregating $3.2 million.

     At the time of conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account equal to its capital as of June 30, 1993. As part of the acquisition of Fidelity New York, F.S.B. ("Fidelity"), the Association established a similar liquidation account equal to the remaining liquidation account balance previously maintained by Fidelity. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholder's equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. As of March 31, 1997, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible and core ratios of 5.43% and a risk-based capital ratio of 15.78%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

     During the first quarter of 1997, the Association created a new operating subsidiary, Astoria Preferred Funding Corporation, a real estate investment trust, which may, among other things, be utilized by the Association to raise capital in the future and provides certain current financial benefits. Upon formation of Astoria Preferred Funding Corporation, the Association transferred approximately $1.6 billion of mortgage loans to this subsidiary.

INTEREST RATE SENSITIVITY ANALYSIS

     The Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of its assets and the liabilities which fund them. The Company seeks to manage this risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities.

     The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice, either by contractual terms or based upon certain assumptions made by management, within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period.

     At March 31, 1997, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.5 billion, representing a positive cumulative one-year gap of 19.1% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.3 billion, representing a positive cumulative one-year gap of 17.9% of total assets at December 31, 1996. Included in interest-earning assets repricing or maturing in one year or less are mortgage-backed, mortgage-related and other securities available-for-sale. If those securities, at March 31, 1997, were classified according to repricing periods based on their estimated prepayments and maturities, interest-bearing liabilities maturing or repricing within one year would have exceeded net interest-earning assets maturing or repricing within the same time period by $101.0 million, representing a negative cumulative one-year gap of 1.3% of total assets. Using this method, at December 31, 1996, interest-bearing liabilities maturing or repricing within one year would have exceeded net interest-earning assets maturing or repricing within the same time period by $31.7 million, representing a negative cumulative one-year gap of 0.44% of total assets.

     The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial derivative agreements with third parties. During the second quarter of 1995, the Company entered into an interest rate swap with a notional amount of $50.0 million, the effect of which was to convert a medium term $50.0 million borrowing, with a variable rate equal to the three month LIBOR, to a fixed rate borrowing equal to 6.632%, by agreeing, within the interest rate swap agreement, to pay a fixed rate of interest equal to 6.632% and receive the three month LIBOR. The agreement matured on April 21, 1997, the same date as the borrowing. Additionally, the Company has purchased various callable debt securities and has entered into callable reverse repurchase agreements.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997, which are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. The table includes $234.4 million of debt securities and $550.0 million of borrowings, classified according to their maturity dates, which are callable within one year. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities is subject to customer discretion and competitive and other pressures. The duration of mortgage-backed and mortgage-related securities can be significantly impacted by changes in mortgage prepayment rates. Prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables, and the assumability of the underlying mortgages. However, the largest determinant of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Therefore, actual experience may vary from that indicated. In addition, the available-for-sale securities may or may not be sold, or effectively repriced, since that activity is subject to management's discretion.

                                                                                     At March 31, 1997
                                                                     More Than           More Than
                                                                      One Year          Three Years
                                                        One Year        to                   to           More than
                                                       or Less(1)   Three Years (1)      Five Years      Five Years (1)     Total
                                                     ------------------------------------------------------------------------------
                                                                                      (Dollars in Thousands)
Interest-earning assets:
   Mortgage loans (2)                                $  840,721      $   581,025       $   491,293       $  780,540      $2,693,579
   Consumer and other loans (2)                          43,958           12,198                --               --          56,156
   Federal funds sold and
      repurchase agreements                              81,518               --                --               --          81,518
   Mortgage-backed, mortgage-related
      and other securities available-for-sale         2,430,970               --                --               --       2,430,970
   Mortgage-backed and mortgage-
      related securities held-to-maturity               363,888          192,835           176,329          595,696       1,328,748
    Other securities held-to-maturity                    55,200           12,340            25,800          700,030         793,370
                                                     ------------------------------------------------------------------------------
      Total interest-earning assets                   3,816,255          798,398           693,422        2,076,266       7,384,341
Less:
   Unearned discount, premium
      and deferred fees (3)                               1,677              913               827            2,640           6,057
                                                     ------------------------------------------------------------------------------
   Net interest-earning assets                        3,814,578          797,485           692,595        2,073,626       7,378,284
                                                     ------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                              170,400          288,000           240,000          438,666       1,137,066
   NOW                                                   20,952           13,968            10,476           24,444          69,840
   Money market and money manager                       150,840          150,840           100,560          100,551         502,791
   Certificates of deposit                            1,465,498          964,242           281,028               --       2,710,768
   Borrowed funds                                       540,477        1,590,000           400,000           10,000       2,540,477
                                                     ------------------------------------------------------------------------------
      Total interest-bearing liabilities              2,348,167        3,007,050         1,032,064          573,661       6,960,942
                                                     ------------------------------------------------------------------------------

Interest sensitivity gap                             $1,466,411      $(2,209,565)      $  (339,469)      $1,499,965      $  417,342
                                                     ==============================================================================

Cumulative interest sensitivity gap                  $1,466,411      $  (743,154)      $(1,082,623)      $  417,342              --
                                                     ==============================================================================

Cumulative interest sensitivity gap
    as a percentage of total assets                       19.07%           (9.66)%          (14.08)%          5.43%

Cumulative net interest-earning assets
    as a percentage of interest-bearing liabilities      162.45%           86.12%            83.05%         106.00%

    (1) For purposes of this analysis, $234.4 million of debt and mortgage-related securities and $550.0 million of borrowings, which are callable within one year, are classified above according to their contractual maturity dates (primarily in the more than five year category for debt and mortgage-related securities and the more than one year to three year category for borrowings).

    (2) For purposes of this analysis, mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

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

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters ended March 31, 1997 and 1996. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters ended March 31, 1997 and 1996.

                                                                                  QUARTER ENDED MARCH 31,
                                                     ----------------------------------------------------------------------------
                                                                         1997                                    1996
                                                     ---------------------------------------   ----------------------------------
                                                                                     AVERAGE                              AVERAGE
                                                      AVERAGE                         YIELD/     AVERAGE                   YIELD/
ASSETS:                                               BALANCE         INTEREST        COST       BALANCE      INTEREST      COST
                                                     ---------------------------------------   ---------------------------------
                                                                                    (DOLLARS IN THOUSANDS)
  Interest-earning assets:
    Mortgage loans                                     $2,650,825    $ 52,554         7.93%    $2,056,596      $42,524      8.27%
    Consumer and other loans                               57,884       1,446         9.99         60,701        1,525     10.05
    Mortgage-backed and mortgage-
       related securities (1)                           3,484,577      58,925         6.76      3,677,625       62,916      6.84
    Federal funds sold and
       repurchase agreements                               66,054         868         5.26         77,577        1,055      5.44
    Other securities (1)                                  881,650      15,280         6.93        492,579        7,814      6.35
                                                       ----------     -------                  ----------     --------


       Total interest-earning assets                    7,140,990     129,073         7.23      6,365,078      115,834      7.28
                                                                      -------                                  -------
  Non-interest-earning assets                             265,230                                 279,356
                                                       ----------                              ----------

                  Total assets                         $7,406,220                              $6,644,434
                                                       ==========                              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
    Savings                                            $1,131,899       7,159         2.53%    $1,151,797        7,285      2.53%
    Certificates of deposit                             2,732,022      36,591         5.36      2,574,340       35,325      5.49
    NOW (2)                                                70,873         221         1.25        222,752        1,125      2.02
    Money manager (2)                                     199,060         617         1.24         36,494          185      2.03
    Money market                                          279,628       2,971         4.25        225,680        2,121      3.76
    Borrowed funds                                      2,262,495      32,058         5.67      1,727,286       25,059      5.80
                                                        ---------      ------                   ---------       ------

       Total interest-bearing liabilities               6,675,977      79,617         4.77      5,938,349       71,100      4.79
                                                                       ------                                   ------
  Non-interest-bearing liabilities                        143,168                                 116,460
                                                          -------                                 -------


       Total liabilities                                6,819,145                               6,054,809
  Stockholders' equity                                    587,075                                 589,625
                                                          -------                                 -------


  Total liabilities and stockholders' equity           $7,406,220                              $6,644,434
                                                       ==========                              ==========


  Net interest income/net interest rate spread (3)                    $49,456         2.46%                    $44,734      2.49%
                                                                      =======         ====                     =======      ====

  Net interest-earning assets/net interest margin (4)  $  465,013                     2.77%    $  426,729                   2.81%
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

(2) During March 1996, the Company implemented a program which converted certain NOW accounts to money manager accounts. This program has no affect on the Company's depositors, but has provided additional investable funds to the Company by substantially reducing the reserve balances required to be maintained at the Federal Reserve Bank of New York.

(3) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                    Quarter Ended March 31, 1997
                                                             Compared to
                                                    Quarter Ended March 31, 1996
                                                    ----------------------------
                                                          Increase (Decrease)
                                                          -------------------

                                              Volume            Rate             Net
                                             --------         --------        --------
                                                           (In Thousands)
Interest-earning assets:
    Mortgage loans ..................        $ 11,841         $(1,811)        $ 10,030
    Consumer and other loans ........             (70)             (9)             (79)
    Mortgage-backed and mortgage-
       related securities ...........          (3,264)           (727)          (3,991)
    Federal funds sold and repurchase
       agreements ...................            (153)            (34)            (187)
    Other securities ................           6,692             774            7,466
                                             --------         -------         --------

           Total ....................          15,046          (1,807)          13,239
                                             --------         -------         --------

Interest-bearing liabilities:
    Savings .........................            (126)             --             (126)
    Certificates of deposit .........           2,120            (854)           1,266
    NOW .............................            (580)           (324)            (904)
    Money manager ...................             530             (98)             432
    Money market ....................             550             300              850
    Borrowed funds ..................           7,573            (574)           6,999
                                             --------         -------         --------

           Total ....................          10,067          (1,550)           8,517
                                             --------         -------         --------

    Net change in net interest
       income .......................        $  4,979         $  (257)        $  4,722
                                             ========         =======         ========

ASSET QUALITY

        One of the Company's key operating objectives has been and continues to be to obtain and maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, have resulted in a reduction in non-performing assets of $5.5 million, which was primarily from non-performing loans. The following tables show a comparison of delinquent loans and non-performing assets as of March 31, 1997 and December 31, 1996.

                                                                     DELINQUENT LOANS
                                                                     ----------------
                                               AT MARCH 31, 1997                          AT DECEMBER 31, 1996
                                               -----------------                          --------------------
                                     60-89 DAYS           90 DAYS OR MORE        60-89 DAYS           90 DAYS OR MORE
                                 -------------------     ------------------    ----------------     --------------------
                                 NUMBER     PRINCIPAL    NUMBER    PRINCIPAL   NUMBER   PRINCIPAL   NUMBER     PRINCIPAL
                                   OF        BALANCE       OF       BALANCE      OF     BALANCE       OF       BALANCE
                                 LOANS      OF LOANS     LOANS     OF LOANS    LOANS    OF LOANS    LOANS      OF LOANS
                                 -----      --------     -----     --------    -----    --------    -----      --------

                                                              (Dollars in Thousands)

      One-to-four family......     49       $2,629       242     $20,541        73      $3,901       276      $25,098
      Multi-family............      2          664        15       4,351         6       1,226        13        3,651
      Commercial real estate .      2        1,230         7       1,975         2         823        13        3,301
      Construction and land...      -            -         3         244         -           -         4          251
      Consumer and other loans     81          592        91       1,194        52         337        92        1,159
                                  ---       ------      ----     -------      ----  -  -------       ---     --------

          Total delinquent loans  134       $5,115       358     $28,305       133      $6,287       398      $33,460
                                  ===       ======      ====     =======      ====      ======      ====      =======

  Delinquent loans to total
       loans..................               0.18%                 1.02%                 0.24%                   1.26%

                              NON-PERFORMING ASSETS

                                                           AT              AT
                                                        MARCH 31,       DECEMBER 31,
                                                          1997             1996
                                                        ---------       ------------
Non-accrual delinquent mortgage loans (1) .......        $21,903         $24,905
Non-accrual delinquent consumer
     and other loans ............................          1,194           1,159
Mortgage loans delinquent 90 days or more (2) ...          5,208           7,396
                                                         -------         -------
     Total non-performing loans .................         28,305          33,460
                                                         -------         -------

Real estate owned, net (3) ......................          7,045           7,421
Investment in real estate, net (4) ..............          4,723           4,708
                                                         -------         -------
    Total real estate owned and investment
       in real estate, net ......................         11,768          12,129
                                                         -------         -------

Total non-performing assets .....................        $40,073         $45,589
                                                         =======         =======

Allowance for loan losses to non-performing loans          49.55%          42.11%
Allowance for loan losses to total loans ........           0.50%           0.53%


  (1) Total non-accrual delinquent mortgage loans include 12.0% and 3.8% of mortgage loans secured by other than one-to-four family properties at March 31, 1997 and December 31, 1996, respectively.

  (2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by multi-family and commercial loans.

  (3) Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.

  (4)  Investment in real estate is recorded at the lower of cost or fair value.

The following table sets forth the composition of the Company's loan portfolio at March 31, 1997 and December 31, 1996.



                                                               At March 31,                          At December 31,
                                                                   1997                                  1996
                                                       ---------------------------               -----------------------
                                                                            Percent                               Percent
                                                                               of                                    of
                                                       Amount                Total               Amount            Total
                                                       ------                -----               ------            -----
                                                                            (Dollars in Thousands)
MORTGAGE LOANS:
    One-to-four family..........................      $2,368,991             85.28%           $2,259,409           85.18%
    Multi-family................................         182,106              6.55               166,836            6.29
    Commercial real estate  ....................         159,381              5.74               158,100            5.96
    Construction  and land......................          10,212              0.37                10,129            0.38
                                                      ----------            ------            ----------           -----

       Total mortgage loans.....................       2,720,690             97.94             2,594,474           97.81
                                                      ----------            ------            ----------           -----


CONSUMER AND OTHER LOANS:

    Home equity ................................          34,130              1.23                34,895            1.32
    Passbook ...................................           3,913              0.14                 4,022            0.15
    Credit card ................................           8,029              0.29                 8,431            0.32
    Other ......................................          11,278              0.40                10,761            0.40
                                                     -----------           -------          ------------         -------

       Total consumer and other loans...........          57,350              2.06                58,109            2.19
                                                     -----------           -------          ------------         -------

       Total loans..............................       2,778,040            100.00%            2,652,583          100.00%
                                                      ----------            =======           ----------          =======

LESS:
    Unearned discount, premium and
       deferred loan fees, net..................            (478)                                 (1,167)
    Allowance for loan losses ..................         (14,024)                                (14,089)
                                                      ----------                              ----------

       Total loans, net.........................      $2,763,538                              $2,637,327
                                                      ==========                              ==========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair values of mortgage-backed, mortgage-related and other securities available-for-sale and held-to-maturity at March 31, 1997 and December 31, 1996.


                                                                             At March 31, 1997
                                                                             -----------------

                                                                            Gross           Gross             Estimated
                                                          Amortized       Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses              Value
                                                              ----           -----          ------              -----
                                                                                (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................        $  228,598        $ 2,427        $ (2,823)        $  228,202
       FHLMC certificates ........................           338,198            869          (6,723)           332,344
       FNMA certificates .........................            44,240             31            (606)            43,665
       REMICs:
           Agency issuance .......................         1,295,013          2,074         (19,929)         1,277,158
           Private issuance ......................            13,937             --            (282)            13,655
           Residuals .............................             1,535            608             (43)             2,100
       Other mortgage-related ....................           374,924          7,096            (610)           381,410
                                                          ----------        -------        --------         ----------

             Total mortgage-backed and
               mortgage-related securities .......         2,296,445         13,105         (31,016)         2,278,534
                                                          ----------        -------        --------         ----------

  Other securities:
       Obligations of the U.S. ...................
         Government and agencies .................            83,748             --          (1,922)            81,826
       Equity securities .........................            67,253          3,292              --             70,545
       Other .....................................                66             --              (1)                65
                                                          ----------        -------        --------         ----------

           Total other securities ................           151,067          3,292          (1,923)           152,436
                                                          ----------        -------        --------         ----------

Total Available-for-Sale .........................        $2,447,512        $16,397        $(32,939)        $2,430,970
                                                          ==========        =======        ========         ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates .........................        $   83,006        $ 2,704        $   (148)        $   85,562
       FHLMC certificates ........................            26,325            715            (167)            26,873
       FNMA certificates .........................            21,552             56            (988)            20,620
       CMOs ......................................             4,564             53             (25)             4,592
       REMICs:
           Agency issuance .......................           950,774            949         (18,355)           933,368
           Private issuance ......................           237,550             --          (8,452)           229,098
       Other mortgage-related ....................               293             --              --                293
                                                          ----------        -------        --------         ----------

             Total mortgage-backed and
               mortgage-related securities .......         1,324,064          4,477         (28,135)         1,300,406
                                                          ----------        -------        --------         ----------

  Other securities:
       Obligations of the U.S. ...................
         Government and agencies .................           695,747             55         (15,247)           680,555
       Obligations of states and
         political subdivisions ..................            50,877             --            (102)            50,775
       Corporate debt securities .................            10,051             --             (29)            10,022
                                                          ----------        -------        --------         ----------

               Total other securities ............           756,675             55         (15,378)           741,352
                                                          ----------        -------        --------         ----------

Total Held-to-Maturity ...........................        $2,080,739        $ 4,532        $(43,513)        $2,041,758
                                                          ==========        =======        ========         ==========

                                                                             At December 31, 1996
                                                                             --------------------
                                                                              Gross          Gross          Estimated
                                                          Amortized        Unrealized     Unrealized           Fair
                                                             Cost             Gains         Losses             Value
                                                             ----             -----         ------             -----
                                                                                 (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                  $  235,751        $ 2,256        $ (1,319)        $  236,688
       FHLMC certificates                                    262,044          1,338          (1,785)           261,597
       FNMA certificates                                      46,364             69            (319)            46,114
       REMICs:
           Agency issuance                                 1,142,349          4,225         (11,952)         1,134,622
           Private issuance                                   14,307             --            (146)            14,161
           Residuals                                           1,457            924            (102)             2,279
       Other mortgage-related                                398,014          7,340            (439)           404,915
                                                          ----------        -------        --------         ----------

             Total mortgage-backed and
               mortgage-related securities                 2,100,286         16,152         (16,062)         2,100,376
                                                          ----------        -------        --------         ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                             128,999             57          (1,454)           127,602
       Equity securities                                      66,959          1,662              (1)            68,620
       Other                                                      67             --              (3)                64
                                                          ----------        -------        --------         ----------

             Total other securities                          196,025          1,719          (1,458)           196,286
                                                          ----------        -------        --------         ----------

Total Available-for-Sale                                  $2,296,311        $17,871        $(17,520)         $2,296,662
                                                          ==========        =======        ========          ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                  $   86,733        $ 3,795        $    (73)        $   90,455
       FHLMC certificates                                     28,189          1,021             (16)            29,194
       FNMA certificates                                      22,044             75            (611)            21,508
       CMOs                                                    6,450             61             (60)             6,451
       REMICs:
           Agency issuance                                   936,692          2,315         (12,912)           926,095
           Private issuance                                  241,154            125          (6,326)           234,953
       Other mortgage-related                                    351             --              --                351
                                                          ----------        -------        --------         ----------

             Total mortgage-backed and
               mortgage-related securities                 1,321,613          7,392         (19,998)         1,309,007
                                                          ----------        -------        --------         ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                             578,293          1,810          (3,813)           576,290
       Obligations of states and
         political subdivisions                               51,063             --             (81)            50,982
       Corporate debt securities                              10,046             22              (2)            10,066
                                                          ----------        -------        --------         ----------

             Total other securities                          639,402          1,832          (3,896)           637,338
                                                          ----------        -------        --------         ----------

Total Held-to-Maturity                                    $1,961,015        $ 9,224        $(23,894)        $1,946,345
                                                          ==========        =======        ========         ==========

COMPARISON OF FINANCIAL CONDITION AS OF
MARCH 31, 1997 AND DECEMBER 31, 1996
AND OPERATING RESULTS FOR THE QUARTERS ENDED
MARCH 31, 1997 AND 1996


FINANCIAL CONDITION

        Total assets increased $416.6 million, to $7.7 billion at March 31,1997, from $7.3 billion at December 31, 1996. This increase was primarily due to increases in the mortgage loan and mortgage-backed, mortgage-related and other securities portfolios. For the first quarter of 1997, purchases of mortgage-backed, mortgage-related and other securities totaled $493.4 million, compared to $349.9 million for the first quarter of 1996. Gross mortgage loans originated and purchased during the first quarter of 1997 totaled $210.1 million, of which $174.3 were originations and $35.8 million were purchases. This compares to $91.9 million of originations and $94.1 million of purchases for a total of $186.0 million during the first quarter of 1996. The growth in these portfolios was funded primarily through additional medium-term reverse repurchase agreements, which increased $450.0 million, to $2.3 billion at March 31, 1997, from $1.8 billion at December 31, 1996.

        Stockholders' equity decreased to $584.4 million at March 31, 1997 from $588.8 million at December 31, 1996, which reflects repurchases of common stock of $16.2 million, the change in unrealized gains (losses) on securities, net of taxes, of $9.6 million and dividends paid of $2.3 million, offset by net income of $15.4 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $3.9 million and the effect of stock options exercised and related tax benefit of $4.4 million.

RESULTS OF OPERATIONS

GENERAL

        Net income increased 4.9%, to $15.4 million, or $0.72 per share, for the first three months of 1997, from $14.7 million, or $0.68 per share, for the comparable period in 1996. Net income for the first quarter of 1996 includes $2.9 million, after tax, of non-recurring recoveries relating to real estate operations. Excluding these recoveries, net income increased $3.6 million, or 31.1%, and EPS increased from $0.55 to $0.72, or 30.9%, from the first quarter of 1996 to the first quarter of 1997. The return on average assets decreased from 0.89% for the three months ended March 31, 1996 to 0.83% for the three months ended March 31, 1997. This decrease was a result of asset growth where average assets increased $761.8 million from $6.6 billion for the first quarter of 1996 to $7.4 billion for the first quarter of 1997. The return on average equity for the three months ended March 31, 1997 and 1996 were 10.52% and 9.98%, respectively. The return on average tangible equity increased to 12.65% for the first quarter of 1997 from 12.22% for the first quarter of 1996. The increases in both the return on average equity and the return on average tangible equity were primarily the result of the increase in net income. Excluding the non-recurring recoveries in 1996, the returns on average assets, average equity and average tangible equity were 0.71%, 7.99% and 9.78%, respectively.

NET INTEREST INCOME

         Net interest income increased $4.8 million, or 10.6%, from $44.7 million in the first quarter of 1996 to $49.5 million in the first quarter of 1997. The increase is due to the growth in total average interest-earning assets of $775.9 million, concentrated in the mortgage loan portfolio, offset by an increase in total average interest-bearing liabilities of $737.6 million. The net interest margin decreased from 2.81% for the first quarter of 1996 to 2.77% for the first quarter of 1997. The net interest spread also decreased slightly from 2.49% in 1996 to 2.46% in 1997, which was the result of the decrease in the average yield on total average interest-earning assets, from 7.28% in 1996 to 7.23% in 1997, partially offset by the decrease in the average cost of total average interest-bearing liabilities, from 4.79% in 1996 to 4.77% in 1997.

PROVISION FOR LOAN LOSSES

         Provision for loan losses decreased from $522,000 for the first quarter of 1996 to $500,000 for the comparable period in 1997. Despite continued increases in the mortgage loan portfolio, non-performing loans decreased from $33.5 million at December 31, 1996 to $28.3 million at March 31, 1997. The reduction in non-performing loans continued to improve the Company's percentage of allowance for loan losses to non-performing loans from 42.11% at December 31, 1996 to 49.55% at March 31, 1997. The allowance for loan losses decreased from $14.1 million at December 31, 1996 to $14.0 million at March 31, 1997 reflecting, in part, net charge-offs of $565,000 during the three months ended March 31, 1997.

NON-INTEREST INCOME

        Non-interest income decreased slightly from $3.6 million for the first quarter of 1996 to $3.5 million for the comparable period in 1997. Included in non-interest income are net gains on sales of securities and loans which totaled $378,000 for 1997 and $762,000 for 1996. The reduction in net gains on sales was mostly offset by an increase of $363,000 in customer service and loan fees from $2.1 million for the first quarter of 1996 to $2.4 million for the first quarter of 1997.

NON-INTEREST EXPENSE

        Non-interest expense increased $4.6 million, from $21.4 million for the first quarter of 1996, to $26.0 million for the first quarter of 1997. Included in non-interest expense for 1996 were $5.3 million, before taxes, of non-recurring recoveries from gains on dispositions of real estate owned and investments in real estate. Excluding these recoveries, non-interest expense decreased $665,000. General and administrative expense decreased slightly, from $23.9 million in 1996 to $23.8 million in 1997, primarily from the combined effect of an increase in compensation and benefits of $943,000 and a decrease of $1.7 million in Federal deposit insurance premium as a result of 1996 legislation to recapitalize the Savings Association Insurance Fund. The change in compensation and benefits includes an increase of $921,000 from the amortization relating to the allocation of ESOP stock due to a higher average fair market value of the Company's stock.

INCOME TAX EXPENSE

        Income tax expense decreased $658,000 from $11.6 million for the first quarter of 1996 to $10.9 million for the comparable quarter in 1997. The reduction in the Company's effective tax rate from 44.1% for the first quarter of 1996 to 41.5% for the first quarter of 1997 is primarily attributed to certain tax benefits associated with a wholly-owned subsidiary of the Association.

CASH EARNINGS

         Cash earnings for the first quarter of 1997 totaled $21.4 million, an increase of $1.9 million over $19.5 million cash earnings for the first quarter of 1996. Excluding the non-recurring recoveries in 1996, cash earnings increased $4.8 million, or 29.2%, from $16.6 million for the first quarter of 1996.

         Cash returns on average tangible equity and average assets for the first quarter of 1997 were 17.55% and 1.16%, respectively, compared to 16.20% and 1.17%, respectively, for the comparable 1996 period. Excluding the non-recurring recoveries in 1996, the returns were 13.76% and 1.00%, respectively.

         Presented below are the Company's Consolidated Schedules of Cash Earnings for the three months ended March 31, 1997 and 1996.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULES OF  CASH EARNINGS
(In Thousands, Except Share Data)

                                                            Three Months Ended                       Three Months Ended
                                                              March 31, 1997                          March 31, 1996  (4)
                                                              --------------                          --------------

                                              Reported                               Cash              Report
                                              Earnings (1)      Adjustments         Earnings          Earnings (1)
                                              --------          -----------         --------          --------
Total interest income                      $   129,073        $         --         $ 129,073         $ 115,834
Total interest expense                          79,617                  --            79,617            71,100
                                           -----------        ------------         ---------         ---------
Net interest income                             49,456                  --            49,456            44,734
Provision for loan losses                          500                  --               500               522
                                           -----------        ------------         ---------         ---------
Net interest income after
  provision for loan losses                     48,956                  --            48,956            44,212
                                           -----------        ------------         ---------         ---------

Total non-interest income                        3,471                  --             3,471             3,558
                                           -----------        ------------         ---------         ---------

Non-interest expense:
   General and administrative:
         Compensation and benefits              13,372              (3,859)(2)         9,513            12,429
         Other general and
       administrative                           10,387                  --            10,387            11,498
                                           -----------        ------------         ---------         ---------
   Total general and administrative             23,759              (3,859)           19,900            23,927
   Real estate operations, net                     112                                   112            (3,255)
   Provision for (recovery of) real
     estate losses                                  64                                    64            (1,397)
   Amortization of excess of cost
     over fair value of net assets
         acquired                                2,110              (2,110)(3)            --             2,171
                                           -----------        ------------         ---------         ---------
Total non-interest expense                      26,045              (5,969)           20,076            21,446
                                           -----------        ------------         ---------         ---------

Income before income
   tax expense                                  26,382               5,969            32,351            26,324
Income tax  expense                             10,948                   -            10,948            11,606
                                           -----------        ------------         ---------         ---------

Net Income                                 $    15,434        $      5,969         $  21,403         $  14,718
                                           ===========        ============         =========         =========

Primary earnings per common share          $      0.72        $       0.28         $    1.00         $    0.68
                                           ===========        ============         =========         =========
Fully diluted earnings per common
   share                                   $      0.72        $       0.28         $    1.00         $    0.68
                                           ===========        ============         =========         =========

Primary weighted average
   common stock and common
      stock equivalents                     21,314,991                                              21,599,362
Fully diluted weighted average
    common stock and common
       stock equivalents                    21,316,019                                              21,665,934

                                             Three Months Ended
                                              March 31, 1996  (4)
                                              --------------
                                                            Cash
                                         Adjustments       Earnings
                                         -----------       --------
Total interest income                    $     --         $ 115,834
Total interest expense                         --            71,100
                                         --------         ---------
Net interest income                            --            44,734
Provision for loan losses                      --               522
                                         --------         ---------
Net interest income after
  provision for loan losses                    --            44,212
                                         --------         ---------

Total non-interest income                      --             3,558
                                         --------         ---------

Non-interest expense:
   General and administrative:
         Compensation and benefits         (2,621)(2)         9,808
         Other general and
       administrative                          --            11,498
                                         --------         ---------
   Total general and administrative        (2,621)           21,306
   Real estate operations, net                               (3,255)
   Provision for (recovery of) real
     estate losses                                           (1,397)
   Amortization of excess of cost
     over fair value of net assets
         acquired                          (2,171)(3)            --
                                         --------         ---------
Total non-interest expense                 (4,792)           16,654
                                         --------         ---------

Income before income
   tax expense                              4,792            31,116
Income tax  expense                            --            11,606
                                         --------         ---------

Net Income                               $  4,792         $  19,510
                                         ========         =========

Primary earnings per common share        $   0.22         $    0.90
                                         ========         =========
Fully diluted earnings per common
   share                                 $   0.22         $    0.90
                                         ========         =========

Primary weighted average
   common stock and common
      stock equivalents
Fully diluted weighted average
    common stock and common
       stock equivalents


--------------------------------------------------------------------------------


(1) Results of operations reported in conformity with generally accepted accounting principles.
(2) Non-cash amortization expense relating to allocation of ESOP stock and earned portion of RRP stock, and related tax benefit.
(3) Non-cash amortization expense of excess of cost over fair value of net assets acquired (goodwill).
(4)  As adjusted for two-for-one stock split on June 3, 1996.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         No material events occurred with respect to legal proceedings during the quarter ended March 31, 1997, not previously reported.

ITEM 5.       OTHER INFORMATION

         Effective April 16, 1997, the Boards of Directors of the Company and the Association elected George L. Engelke, Jr., President and Chief Executive Officer to the position of Chairman of the Boards of Directors of the Company and Astoria Federal Savings and Loan Association, respectively. Mr. Engelke succeeds, as Chairman, Henry Drewitz, who retired from the Boards of Directors after reaching mandatory retirement age.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  11.  Statement Re: Computation of Per Share Earnings

                  27.  Financial Data Schedule

              (b) Reports on Form 8-K

                  On March 29, 1997, the Company filed with the Securities and Exchange Commission Form 8-K describing the definitive agreement pursuant to which the Company proposes to acquire Greater New York Savings Bank.

                  On April 8, 1997, the Company filed with the Securities and Exchange Commission Form 8-K/A which includes the definitive agreement pursuant to which the Company proposes to acquire Greater New York Savings Bank.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Astoria Financial Corporation



Dated:       May 12, 1997           By:   /s/        Monte N. Redman
         ---------------------            --------------------------
                                          Monte N. Redman
                                          Senior Vice President and Chief
                                          Financial Officer


Dated:       May 12, 1997
          --------------------
                                    By:   /s/        Frank E. Fusco
                                          --------------------------------------
                                          Frank E. Fusco
                                          First Vice President, Chief Accounting
                                          Officer and Controller

                                  Exhibit Index


Exhibit No.                      Identification of Exhibit

    11.                          Statement Re: Computation of Per Share Earnings

    27.                          Financial Data Schedule