Form 10-Q
period 1997-06-30
ASTORIA FINANCIAL CORP
filed 1997-08-13
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

                       YES     X              NO
                            -------               --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Classes of Common Stock          Number of Shares Outstanding, July 31, 1997
    -----------------------          ------------------------------------------

        .01 Par Value                                   20,829,020
        -------------                                   ----------

                   PART I -- FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----

Item 1.       Financial Statements.

              Consolidated Statements of Financial Condition at June 30, 1997 and                                   2
              December 31, 1996.

              Consolidated Statements of Operations for the Three and Six Months                                    3
              Ended June 30, 1997 and June 30, 1996.

              Consolidated Statement of Stockholders' Equity for the Six Months                                     4
              Ended June 30, 1997.

              Consolidated Statements of Cash Flows for the Six Months Ended                                        5
              June 30, 1997 and June 30, 1996.

              Notes to Consolidated Financial Statements.                                                           6

Item 2.       Management's Discussion and Analysis of Financial Condition and                                       7
              Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                              (Not Applicable)


                      PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                    27

Item 2.       Changes in Securities                                                                   (Not Applicable)

Item 3.       Defaults Upon Senior Securities                                                         (Not Applicable)

Item 4.       Submission of Matters to a Vote of Security Holders                                                 27

Item 5.       Other Information                                                                       (Not Applicable)

Item 6.       Exhibits and Reports on Form 8-K                                                                    28
              (a)  Exhibits
                        (11)  Computation of Per Share Earnings
                        (27)  Financial Data Schedule

              (b)       Reports on Form 8-K

              Signatures                                                                                          29

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,         DECEMBER 31,
Assets                                                                              1997                1996
                                                                                 -----------        -----------
Cash and due from banks                                                          $    17,026        $    18,923
Federal funds sold and repurchase agreements                                         162,586             56,000
Mortgage-backed and mortgage-related securities
  available-for-sale (at estimated fair value)                                     1,803,216          2,100,376
Other securities available-for-sale (at estimated fair value)                        151,830            196,286
Mortgage-backed and mortgage-related securities
  held-to-maturity  (estimated fair value of $1,296,408
  and $1,309,007, respectively)                                                    1,306,209          1,321,613
Other securities held-to-maturity (estimated fair value
  of $861,628 and $637,338, respectively)                                            861,100            639,402
Federal Home Loan Bank of New York stock                                              35,800             32,354

Loans receivable:
  Mortgage loans                                                                   3,028,898          2,593,307
  Consumer and other loans                                                            56,424             58,109
                                                                                 -----------        -----------
                                                                                   3,085,322          2,651,416
  Less allowance for loan losses                                                      14,927             14,089
                                                                                 -----------        -----------
    Loans receivable, net                                                          3,070,395          2,637,327

Real estate owned and investments in real estate, net                                 10,473             12,129
Accrued interest receivable                                                           47,113             43,976
Premises and equipment, net                                                           82,802             83,424
Excess of cost over fair value of net assets acquired
  and other intangibles                                                               96,047            100,267
Other assets                                                                          19,898             30,686
                                                                                 -----------        -----------

            Total Assets                                                         $ 7,664,495        $ 7,272,763
                                                                                 ===========        ===========

Liabilities and Stockholders' Equity

Liabilities:
   Deposits:
     Savings                                                                     $ 1,123,763        $ 1,134,038
     Money market                                                                    592,135            461,813
     NOW                                                                             113,541            142,492
     Certificates of deposit                                                       2,715,802          2,774,750
                                                                                 -----------        -----------
        Total deposits                                                             4,545,241          4,513,093

   Reverse repurchase agreements                                                   2,200,577          1,845,000
   Federal Home Loan Bank of New York advances                                       245,440            266,514
   Mortgage escrow funds                                                              33,067             26,520
   Accrued expenses and other liabilities                                             40,403             32,807
                                                                                 -----------        -----------
            Total liabilities                                                      7,064,728          6,683,934
                                                                                 -----------        -----------

Stockholders' Equity:
   Preferred stock, $.01 par value; (5,000,000 shares
     authorized; none issued)                                                             --                 --
   Common stock, $.01 par value; (70,000,000 shares authorized: 26,361,704
     issued; 20,978,152 and 21,472,886 shares outstanding, respectively)                 264                264
   Additional paid-in capital                                                        337,391            330,398
   Retained earnings - substantially restricted                                      403,136            379,876
   Treasury stock (5,383,552 and 4,888,818 shares, at cost, respectively)           (115,137)           (91,188)
   Net unrealized gains on securities, net of taxes                                    1,827                156
   Unallocated common stock held by ESOP                                             (23,001)           (24,489)
   Unearned common stock held by RRPs                                                 (4,713)            (6,188)
                                                                                 -----------        -----------
            Total stockholders' equity                                               599,767            588,829
                                                                                 -----------        -----------

            Total Liabilities and Stockholders' Equity                           $ 7,664,495        $ 7,272,763
                                                                                 ===========        ===========


See accompanying notes to consolidated financial statements

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                        ------------------------         --------------------------
                                                                         1997             1996             1997              1996
                                                                        -------         --------         --------         ---------
Interest income:
   Mortgage loans                                                      $ 56,831         $ 44,962         $109,385         $  87,486
   Consumer and other loans                                               1,404            1,516            2,850             3,041
   Mortgage-backed and mortgage-related securities                       56,536           62,660          115,461           125,576
   Federal funds sold and repurchase agreements                           3,979              893            4,847             1,948
   Other securities                                                      16,662           11,211           31,942            19,025
                                                                       --------         --------         --------         ---------
        Total interest income                                           135.412          121,242          264,485           237,076
                                                                       --------         --------         --------         ---------

Interest expense:
   Deposits                                                              48,935           47,088           96,494            93,129
   Borrowed funds                                                        37,032           27,330           69,090            52,389
                                                                       --------         --------         --------         ---------
        Total interest expense                                           85,967           74,418          165,584           145,518
                                                                       --------         --------         --------         ---------

Net interest income                                                      49,445           46,824           98,901            91,558
Provision for loan losses                                                 1,414            2,042            1,914             2,564
                                                                       --------         --------         --------         ---------
Net interest income after provision for loan losses                      48,031           44,782           96,987            88,994
                                                                       --------         --------         --------         ---------

Non-interest income:
   Customer service and loan fees                                         2,534            2,246            4,978             4,327
   Net gain on sales of securities and loans                              1,138              507            1,516             1,269
   Other                                                                    989              686            1,638             1,401
                                                                       --------         --------         --------         ---------
        Total non-interest income                                         4,661            3,439            8,132             6,997
                                                                       --------         --------         --------         ---------

Non-interest expense:
   General and administrative:
     Compensation and benefits                                           12,913           12,478           26,285            24,907
     Occupancy, equipment and systems                                     5,919            5,892           11,917            11,697
     Federal deposit insurance premiums                                     762            2,455            1,572             4,919
     Advertising                                                          1,146            1,346            2,060             2,093
     Other                                                                3,386            2,503            6,051             4,985
                                                                       --------         --------         --------         ---------
        Total general and administrative                                 24,126           24,674           47,885            48,601

   Real estate operations, net                                               79              339              191            (2,916)
   Provision for (recovery of) real estate losses                           227               65              291            (1,332)
   Amortization of excess of cost over fair value of
      net assets acquired                                                 2,110            2,171            4,220             4,342
                                                                       --------         --------         --------         ---------
        Total non-interest expense                                       26,542           27,249           52,587            48,695
                                                                       --------         --------         --------         ---------

Income before income tax expense                                         26,150           20,972           52,532            47,296
Income tax expense                                                       10,943            9,262           21,891            20,868
                                                                       --------         --------         --------         ---------

Net income                                                             $ 15,207         $ 11,710         $ 30,641         $  26,428
                                                                       ========         ========         ========         =========

Primary earnings per common share                                      $   0.72         $   0.56         $   1.45         $    1.24
                                                                       ========         ========         ========         =========
Fully diluted earnings per common share                                $   0.72         $   0.55         $   1.44         $    1.23
                                                                       ========         ========         ========         =========
Dividends per common share                                             $   0.15         $   0.11         $   0.26         $    0.21
                                                                        =======         ========         ========         =========


Primary weighted average common shares and equivalents               21,041,675       21,096,987       21,177,749        21,348,175
Fully diluted weighted average common shares and equivalents         21,202,313       21,129,049       21,307,568        21,437,997



See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                           Net
                                                                                                        Unrealized
                                                                         Retained                         Gains        Unallocated
                                                       Additional        Earnings                          on             Common
                                          Common        Paid-In       Substantially      Treasury       Securities,     Stock Held
                                          Stock         Capital        Restricted          Stock        Net of Taxes      by ESOP
                                         ------------------------------------------------------------------------------------------


Balance at December 31, 1996             $     264      $ 330,398       $ 379,876       $ (91,188)       $     156       $ (24,489)

Net income                                      --             --          30,641              --               --              --

Change in unrealized gains
  on securities available-for-sale              --             --              --              --            1,671              --

Common stock repurchased
  (730,497 shares)                              --             --              --         (28,570)              --              --

Cash dividends declared and paid
  on common stock                               --             --          (5,345)             --               --              --

Exercise of stock options and
       related tax benefit                      --          2,175          (2,036)          4,621               --              --

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit          --          4,818              --              --               --           1,488
                                         ---------      ---------       ---------       ---------        ---------       ---------

Balance at June 30, 1997                 $     264      $ 337,391       $ 403,136       $(115,137)       $   1,827       $ (23,001)
                                         =========      =========       =========       =========        =========       =========




                                               Unearned
                                                Common
                                              Stock Held
                                                by RRP's          Total
                                              ---------------------------
Balance at December 31, 1996                  $  (6,188)        $ 588,829

Net income                                           --            30,641

Change in unrealized gains
  on securities available-for-sale                   --             1,671

Common stock repurchased
  (730,497 shares)                                   --           (28,570)

Cash dividends declared and paid
  on common stock                                    --            (5,345)

Exercise of stock options and
       related tax benefit                           --             4,760

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit            1,475             7,781
                                              ---------         ---------

Balance at June 30, 1997                      $  (4,713)        $ 599,767
                                              =========         =========



See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                  1997               1996
                                                                                ---------         ---------
Cash flows from operating activities:
  Net income                                                                    $  30,641         $  26,428
                                                                                ---------         ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of net deferred loan origination
         fees, discounts and premiums                                              (1,691)           (3,139)
      Provision for loan and real estate losses                                     2,205             1,232
      Depreciation and amortization                                                 3,126             2,757
      Net gain on sales of securities and loans                                    (1,516)           (1,269)
      Amortization of excess of cost over fair value
         of net assets acquired                                                     4,220             4,342
      Allocated and earned shares from ESOP and RRPs                                6,849             5,039
      Increase in accrued interest receivable                                      (3,137)           (3,974)
      Increase in mortgage escrow funds                                             6,547             2,944
      Net changes in other assets, accrued expenses
         and other liabilities                                                     19,805           (17,142)
                                                                                ---------         ---------
         Net cash provided by operating activities                                 67,049            17,218
                                                                                ---------         ---------

Cash flows from investing activities:
  Loan originations                                                              (529,642)         (346,737)
  Loan purchases through third parties                                            (97,508)         (132,204)
  Bulk loan purchases                                                                  --           (59,574)
  Principal repayments on loans                                                   184,591           179,799
  Principal payments on mortgage-backed and mortgage-related
     securities held-to-maturity                                                   36,061            63,126
  Principal payments on mortgage-backed and mortgage-related
     securities available-for-sale                                                174,666           209,405
  Purchases of mortgage-backed and mortgage-related securities
     held-to-maturity                                                                  --           (87,069)
  Purchases of mortgage-backed and mortgage-related securities
     available-for-sale                                                          (282,190)         (249,642)
  Purchases of other securities held-to-maturity                                 (315,534)         (265,585)
  Purchases of other securities available-for-sale                                (23,694)          (30,000)
  Proceeds from maturities of other securities held-to-maturity
     and redemption of FHLB-NY stock                                               70,476            50,446
  Proceeds from maturities of other securities available-for-sale                  45,001                 2
  Proceeds from sale of securities and loans                                      437,631            87,123
  Proceeds from sale of real estate owned and investments in real estate            5,141            10,676
  Purchases of premises and equipment, net of proceeds from sales                  (2,504)           (4,701)
                                                                                ---------         ---------
     Net cash used in investing activities                                       (297,505)         (574,935)
                                                                                ---------         ---------

Cash flows from financing activities:
   Net increase in deposits                                                        31,898           214,477
   Net increase in reverse repurchase agreements                                  355,577           372,021
   Payments of FHLB of New York advances                                          (21,000)          (80,000)
   Costs to repurchase common stock                                               (28,570)          (29,055)
   Cash dividends paid to stockholders                                             (5,345)           (4,525)
   Cash received for options exercised, net of loss on issuance
      of treasury stock                                                             2,585               216
                                                                                ---------         ---------
      Net cash provided by financing activities                                   335,145           473,134
                                                                                ---------         ---------
      Net increase (decrease) in cash and cash equivalents                        104,689           (84,583)

Cash and cash equivalents at beginning of period                                   74,923           133,869
                                                                                ---------         ---------

Cash and cash equivalents at end of period                                      $ 179,612         $  49,286
                                                                                =========         =========

Supplemental disclosures:
   Cash paid during the year:
      Interest                                                                  $ 163,275         $ 121,393
                                                                                =========         =========
      Income taxes                                                              $   1.189         $  16,343
                                                                                =========         =========
   Additions to real estate owned                                               $   4,519         $   5,341
                                                                                =========         =========


See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation (the "Company") and its wholly-owned subsidiary, Astoria Federal Savings and Loan Association (the "Association") and the Association's wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and December 31, 1996, its results of operations for the three and six months ended June 30, 1997 and 1996. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of June 30, 1997 and December 31, 1996 and amounts of revenues and expenses of the results of operations for the three and six month periods ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

3.    CASH EQUIVALENTS

  For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less, which in the aggregate amounted to $162,586,000 and $22,200,000 at June 30, 1997 and 1996, respectively.

4.    IMPACT OF NEW ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for EPS for entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 ("APB No. 15"). It replaces the presentation of primary EPS with a presentation of basic EPS and the presentation of fully diluted EPS with a presentation of diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires the restatement of all prior-period EPS data presented. Upon adoption of SFAS No. 128, the change from primary EPS to basic EPS will result in a modest increase in this EPS presentation, but will not result in a material change in the EPS presentation from fully diluted to diluted EPS.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." Companies will be required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. It also requires that a Company report certain information about their products and services, geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

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

GENERAL

      Astoria Financial Corporation (the "Company") is the holding company for Astoria Federal Savings and Loan Association ("the Association"). The Company is headquartered in Lake Success, New York and its principal business currently consists of the operation of its wholly-owned subsidiary, the Association. The Association's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowed funds, primarily in one-to-four family residential mortgage loans, mortgage-backed and mortgage-related securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and federal agencies and other securities.

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

PROPOSED ACQUISITION

      On March 29, 1997, the Company entered into a definitive agreement pursuant to which the Company agreed to acquire The Greater New York Savings Bank (the "Greater"), with Greater ultimately merging with the Association. Greater is a $2.6 billion New York State chartered stock savings bank (the "Merger"). The transactions contemplated by the definitive agreement have been approved by the shareholders of both the Company and Greater at special shareholder meetings held on August 1, 1997, and remains subject to the approval of the appropriate regulatory authorities and the satisfaction of certain other conditions. Under the terms of the definitive agreement, holders of Greater common stock will receive either 0.50 shares of the Company's common stock or $19.00 in cash for each share, pursuant to an election procedure as described in the agreement, subject to 75% of Greater shares being exchanged for the Company's common stock and 25% being exchanged for cash. In addition, the 2,000,000 shares of Greater 12% Noncumulative Preferred Stock, Series B, will be exchanged for shares of a newly created series of preferred stock of the Company having substantially identical and no less favorable terms. The transaction is expected to close after the close of business on September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans and mortgage-backed, mortgage-related and other securities. During the six months ended June 30, 1997 and 1996, principal payments on loans, mortgage-backed and mortgage-related and other securities totaled $395.3 million and $452.3 million, respectively. Additionally, during the six months ended June 30, 1997, the Company received $437.6 million of funds from the sale of securities available-for-sale, as part of a restructuring of its statement of condition. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the six months ended June 30, 1997 and 1996 totaled $67.0 million and $17.2 million, respectively, of which $30.6 million and $26.4 million, respectively, represented net income of the Company. Net cash provided by financing activities during the six months ended June 30, 1997 and 1996 totaled $335.1 million and $473.1 million, respectively, primarily due to the net increases in borrowings and deposits during the six months ended June 30, 1997 and 1996 which totaled $366.5 million and $506.5 million, respectively. The Company's primary uses of funds in its investing activities are for the purchase and origination of loans and the purchase of mortgage-backed, mortgage-related and other securities. During the six months ended June 30, 1997 and 1996, the Company's purchases and originations of loans totaled $627.2 million and $538.5 million, respectively, and purchases of mortgage-backed, mortgage-related and other securities totaled $621.4 million and $632.3 million, respectively.

      The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Association's liquidity ratios were 9.78% and 8.60% at June 30, 1997 and December 31, 1996, respectively, while its short-term liquidity ratios were 7.32% and 3.76% at June 30, 1997 and December 31, 1996, respectively.

      In the normal course of its business, the Association routinely enters into various commitments, primarily relating to the origination and purchase of loans and the leasing of certain office facilities. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business. The Company also anticipates it will have sufficient funds available to meet its commitments with respect to the Merger in the normal course of its business.

      Stockholders' equity totaled $599.8 million at June 30, 1997 compared to $588.8 million at December 31, 1996, reflecting the Company's earnings for the six months, the amortization of the unallocated portion of shares held by the ESOP and the unearned portion of shares held by the RRPs and related tax benefit, the effect of treasury stock purchases, the effect of exercises of stock options and related tax benefit, dividends paid on common stock and the change in the net unrealized gains on securities, net of taxes.

      Tangible stockholders' equity (stockholders' equity less the excess of cost over fair value of net assets acquired ("goodwill")) totaled $503.7 million at June 30, 1997 compared to $488.5 million at December 31, 1996. This increase reflects the change in the Company's stockholders' equity noted above, plus the reduction in the balance of goodwill. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, rather than equity as defined by generally accepted accounting principles ("GAAP"). Although reported earnings and return on equity are traditional measures of a company's performance, management believes that the growth in tangible equity, or "cash earnings" is also a significant measure of a company's performance. Cash earnings include reported earnings plus the non-cash charges for goodwill amortization and amortization relating to certain employee stock plans and related tax benefit. These items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization, for which the related intangible asset has already been deducted in the calculation of tangible equity. Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. See pages 24 through 26.

      On November 26, 1996, the Board of Directors of the Company approved the Company's fifth stock repurchase plan authorizing the purchase, at the discretion of management, of up to 2,500,000 shares of the Company's outstanding common stock, over a two year period, in open-market or privately negotiated transactions. During the first six months of 1997, the Company repurchased 730,497 common shares of the Company's common stock for an aggregate cost of $28.6 million, bringing the total number of common shares purchased under this plan to 805,497 shares at an aggregate cost of $31.2 million. At June 30, 1997, the Company's cumulative total of treasury shares (net of reissues for stock options exercised) was 5,383,552 shares at an aggregate cost of $115.1 million.

      On June 2, 1997, the Company paid a quarterly cash dividend equal to $0.15 per share on 21,126,300 shares of common stock outstanding as of the close of business on May 15, 1997, aggregating $3.2 million. On July 16, 1997, the Company declared a quarterly cash dividend of $0.15 per share payable on September 2, 1997 to shareholders of record as of the close of business on August 15, 1997, aggregating $3.2 million.

      At the time of conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account equal to its capital as of June 30, 1993. As part of the acquisition of Fidelity New York, F.S.B. ("Fidelity"), the Association established a similar liquidation account equal to the remaining liquidation account balance previously maintained by Fidelity. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholder's equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. As of June 30, 1997, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible and core ratios of 5.69% and a risk-based capital ratio of 15.98%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

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

      At June 30, 1997, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $872.6 million, representing a positive cumulative one-year gap of 11.39% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.3 billion, representing a positive cumulative one-year gap of 17.9% of total assets at December 31, 1996. Included in interest-earning assets repricing or maturing in one year or less are mortgage-backed, mortgage-related and other securities classified available-for-sale. If those securities, at June 30, 1997, were classified according to repricing periods based on their estimated prepayments and maturities, interest-bearing liabilities maturing or repricing within one year would have exceeded net interest-earning assets maturing or repricing within the same time period by $311.7 million, representing a negative cumulative one-year gap of 4.07% of total assets. Using this method, at December 31, 1996, interest-bearing liabilities maturing or repricing within one year would have exceeded net interest-earning assets maturing or repricing within the same time period by $31.7 million, representing a negative cumulative one-year gap of 0.44% of total assets.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities is subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The table includes $401.0 million of debt securities and $730.0 million of borrowings, classified according to their maturity dates, which are callable within one year. In addition, the available-for-sale securities may or may not be sold, or effectively repriced, since that activity is subject to management's discretion.

                                                                                   At June 30, 1997
                                                       ----------------------------------------------------------------------------
                                                                       More Than       More Than
                                                                        One Year       Three Years
                                                         One Year          to              to           More than
                                                        or Less(1)    Three Years(1)   Five Years      Five Years(1)       Total
                                                       ----------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)

        Interest-earning assets:
       Mortgage loans (2)                              $   914,436     $   639,676     $   530,313     $   915,315      $ 2,999,740
       Consumer and other loans (2)                         43,005          12,301              --              --           55,306
       Federal funds sold and
          repurchase agreements                            162,586              --              --              --          162,586
       Mortgage-backed, mortgage-related
          and other securities available-for-sale        1,955,046              --              --              --        1,955,046
       Mortgage-backed and mortgage-
          related securities held-to-maturity              394,181         188,199         151,449         403,111        1,136,940
       Other securities held-to-maturity                    55,740          12,600          50,000         952,168        1,070,508
                                                       ----------------------------------------------------------------------------
          Total interest-earning assets                  3,524,994         852,776         731,762       2,270,594        7,380,126
Less:
        Unearned discount, premium
          and deferred fees (3)                             (1,130)           (443)           (349)           (993)          (2,915)
                                                       ----------------------------------------------------------------------------
       Net interest-earning assets                     $ 3,523,864     $   852,333     $   731,413     $ 2,269,601      $ 7,377,211
                                                       ----------------------------------------------------------------------------

Interest-bearing liabilities:
        Savings                                        $   170,400     $   288,000     $   240,000     $   425,363      $ 1,123,763
        NOW                                                  9,930           6,620           4,965          10,509           32,024
        Money manager accounts                              71,083          71,083          47,391          47,389          236,946
       Money market                                        106,565         106,565          71,049          71,010          355,189
        Certificates of deposit                          1,647,263         763,985         304,554              --        2,715,802
        Borrowed funds                                     646,017       1,140,000         650,000          10,000        2,446,017
                                                       ----------------------------------------------------------------------------
           Total interest-bearing liabilities          $ 2,651,258     $ 2,376,253     $ 1,317,959     $   564,271      $ 6,909,741
                                                       ----------------------------------------------------------------------------

Interest sensitivity gap                               $   872,606     ($1,523,920)    ($  586,546)    $ 1,705,330      $   467,470
                                                       ----------------------------------------------------------------------------

Cumulative interest sensitivity gap                    $   872,606     ($  651,314)    ($1,237,860)    $   467,470
                                                       ----------------------------------------------------------------------------

Cumulative interest sensitivity gap
   as a percentage of total assets                           11.39%          (8.50)%        (16.15)%          6.10%


Cumulative net interest-earning assets
   as a percentage of interest-bearing liabilities          132.91%           87.05%          80.49%        106.77%

        (1) For purposes of this analysis, $401.0 million of debt and mortgage-related securities and $730.0 million of borrowings, which are callable within one year, are classified above according to their contractual maturity dates (primarily in the more than five year category for debt and mortgage-related securities and the more than one year to three year category for borrowings).

        (2) For purposes of this analysis, mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

        (3) For purposes of this analysis, unearned discount, premium and deferred fees are prorated.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW accounts, money market and money manager accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time. The majority of the certificates of deposit projected to mature within the next year, have original terms of one and one-half to two and one-half years. The Company has and will continue to offer competitive market rates for products with these terms; therefore, the Company expects a significant amount of the balance to be renewed.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following tables set forth certain information relating to the Company for the quarters and six months ended June 30, 1997 and 1996. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters and six months ended June 30, 1997 and 1996.

                                                                                QUARTER ENDED JUNE 30,
                                                    ------------------------------------------------------------------------------
                                                                    1997                                     1996
                                                    ----------------------------------         -----------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                       AVERAGE                   YIELD/         AVERAGE                     YIELD/
ASSETS:                                                BALANCE     INTEREST      COST           BALANCE       INTEREST       COST
                                                    ----------------------------------        ------------------------------------
                                                                                                (DOLLARS IN THOUSANDS)
  Interest-earning assets:
     Mortgage loans                                  $2,865,678     $56,831       7.93%       $2,230,189       $44,962        8.06%
     Consumer and other loans                            57,138       1,404       9.83            58,742         1,516       10.32
     Mortgage-backed and mortgage-
        related securities (1)                        3,364,564      56,536       6.72         3,656,621        62,660        6.85
     Federal funds sold and
        repurchase agreements                           287,357       3,979       5.54            67,619           893        5.28
     Other securities (1)                               975,430      16,662       6.83           662,029        11,211        6.77
                                                     ----------     -------                   ----------       -------
           Total interest-earning assets              7,550,167     135,412       7.17         6,675,200       121,242        7.27
                                                     ----------     -------                   ----------       -------
  Non-interest-earning assets                           170,284                                  255,162
                                                     ----------                               ----------

Total assets                                         $7,720,451                               $6,930,362
                                                     ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
     Savings                                         $1,125,850    $  7,121       2.53%       $1,155,189      $  7,299        2.53%
     Certificates of deposit                          2,731,311      37,253       5.46         2,673,656        36,338        5.44
     NOW                                                 40,320         126       1.25            87,129           440        2.02
     Money manager accounts                             209,259         565       1.08           185,583           937        2.02
     Money market                                       336,522       3,870       4.60           221,084         2,074        3.75
     Borrowed funds                                   2,518,102      37,032       5.88         1,914,593        27,330        5.71
                                                     ----------    --------                   ----------      --------
            Total interest-bearing liabilities        6,961,364      85,967       4.94         6,237,234        74,418        4.77
                                                                   --------                                   --------
  Non-interest-bearing liabilities                      168,806                                  127,622
                                                     ----------                               ----------
Total liabilities                                     7,130,170                                6,364,856
Stockholders' equity                                    590,281                                  565,506
                                                     ----------                               ----------

Total liabilities and stockholders' equity           $7,720,451                               $6,930,362
                                                     ==========                               ==========

Net interest income/net interest rate spread (2)                    $49,445       2.23%                        $46,824        2.50%
                                                                   ========      =====                        ========       =====

Net interest-earning assets/net interest margin (3)  $  588,803                   2.62%       $  437,966                      2.81%
                                                     ==========                  =====        ==========                     =====

Ratio of interest-earning assets to interest-
  bearing liabilities                                     1.08x                                    1.07x
                                                         ======                                   ======

(1) Securities available-for-sale are reported at average amortized cost.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                                SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------------------------------
                                                                  1997                                         1996
                                                    ------------------------------------     -------------------------------------
                                                                                 AVERAGE                                   AVERAGE
                                                       AVERAGE                   YIELD/       AVERAGE                       YIELD/
ASSETS:                                                BALANCE      INTEREST      COST        BALANCE          INTEREST      COST
                                                    ------------------------------------     -------------------------------------
                                                                                             (DOLLARS IN THOUSANDS)
  Interest-earning assets:
     Mortgage loans                                  $2,763,686     $109,385       7.92%      $2,148,986      $  87,486       8.14%
     Consumer and other loans                            57,534        2,850       9.91           59,697          3,041      10.19
     Mortgage-backed and mortgage-
        related securities (1)                        3,396,579      115,461       6.80        3,665,786        125,576       6.85
     Federal funds sold and
        repurchase agreements                           177,317        4,847       5.47           72,502          1,948       5.37
     Other securities (1)                               926,397       31,942       6.90          581,228         19,025       6.55
                                                     ----------     --------                  ----------        -------
           Total interest-earning assets              7,321,513      264,485       7.22        6,528,199        237,076       7.26
                                                                    --------                                    -------
  Non-interest-earning assets                           223,812                                  270,518
                                                     ----------                               ----------

Total assets                                         $7,545,325                               $6,798,717
                                                     ==========                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
     Savings                                         $1,128,860     $ 14,280       2.53%      $1,152,858       $ 14,584       2.53%
     Certificates of deposit                          2,727,418       73,934       5.42        2,628,796         71,599       5.45
     NOW                                                 55,512          347       1.25          154,957          1,565       2.02
     Money manager accounts                             212,942        1,182       1.11          106,047          1,071       2.02
     Money market                                       304,769        6,751       4.43          227,484          4,310       3.79
     Borrowed funds                                   2,368,845       69,090       5.83        1,828,002         52,389       5.73
                                                     ----------      -------                   ---------        -------
           Total interest-bearing liabilities         6,798,346      165,584       4.87        6,098,144        145,518       4.77
                                                                     -------                                    -------
  Non-interest-bearing liabilities                      157,689                                  122,393
                                                     ----------                               ----------
Total liabilities                                     6,956,035                                6,220,537
Stockholders' equity                                    589,290                                  578,180
                                                     ----------                               ----------

Total liabilities and stockholders' equity           $7,545,325                               $6,798,717
                                                     ==========                               ==========

Net interest income/net interest rate spread (2)                    $ 98,901       2.35%                      $  91,558       2.49
                                                                     =======       ====                       =========       ====

Net interest-earning assets/net interest margin (3)  $  523,167                    2.70%      $  430,055                      2.81
                                                     ==========                    ====       ==========                      ====

Ratio of interest-earning assets to interest-
  bearing liabilities                                     1.08x                                    1.07x
                                                          =====                                    =====

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

                                                    Quarter Ended June 30, 1997              Six Months Ended June 30, 1997
                                                            Compared to                                Compared to
                                                    Quarter Ended June 30, 1996               Six Months Ended June 30, 1996
                                                         Increase (Decrease)                       Increase (Decrease)
                                              --------------------------------------       --------------------------------------
                                               Volume          Rate            Net          Volume          Rate           Net
                                              --------       --------       --------       --------       --------       --------
                                                                               (In Thousands)
Interest-earning assets:
       Mortgage loans ..................      $ 12,605       ($   736)      $ 11,869       $ 24,328       ($ 2,429)      $ 21,899
       Consumer and other loans ........           (41)           (71)          (112)          (108)           (83)          (191)
       Mortgage-backed and mortgage-
              related securities .......        (4,948)        (1,176)        (6,124)        (9,201)          (914)       (10,115)
       Federal funds sold and repurchase
             agreements ................         3,040             46          3,086          2,862             37          2,899
       Other securities ................         5,351            100          5,451         11,851          1,066         12,917
                                              --------       --------       --------       --------       --------       --------

              Total ....................        16,007         (1,837)        14,170         29,732         (2,323)        27,409
                                              --------       --------       --------       --------       --------       --------

Interest-bearing liabilities:
       Savings .........................          (178)            --           (178)          (304)            --           (304)
       Certificates of deposit .........           781            134            915          2,724           (389)         2,335
       NOW .............................          (183)          (131)          (314)          (764)          (454)        (1,218)
       Money manager ...................           108           (480)          (372)           744           (633)           111
       Money market ....................         1,252            544          1,796          1,631            810          2,441
       Borrowed funds ..................         8,864            838          9,702         15,772            929         16,701
                                              --------       --------       --------       --------       --------       --------

             Total .....................        10,644            905         11,549         19,803            263         20,066
                                              --------       --------       --------       --------       --------       --------

Net change in net interest
          income .......................      $  5,363       ($ 2,742)      $  2,621       $  9,929       ($ 2,586)      $  7,343
                                              ========       ========       ========       ========       ========       ========

ASSET QUALITY

     One of the Company's key operating objectives has been and continues to be to obtain and maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, have resulted in a reduction in non-performing assets of $6.3 million, which was primarily from non-performing loans and sales of real estate owned. The following tables show a comparison of delinquent loans as of June 30, 1997 and December 31, 1996.


                                                                        Delinquent Loans
                                 --------------------------------------------------------------------------------------------------
                                                  AT JUNE 30, 1997                                 AT DECEMBER 31, 1996
                                 ----------------------------------------------      ----------------------------------------------
                                       60-89 DAYS            90 DAYS OR MORE              60-89 DAYS              90 DAYS OR MORE
                                 --------------------      --------------------      --------------------      --------------------
                                  NUMBER     PRINCIPAL      NUMBER     PRINCIPAL     NUMBER     PRINCIPAL      NUMBER      PRINCIPAL
                                   OF        BALANCE         OF         BALANCE        OF        BALANCE         OF        BALANCE
                                  LOANS      OF LOANS       LOANS      OF LOANS       LOANS      OF LOANS       LOANS      OF LOANS
                                 -------      -------      -------      -------      -------      -------      -------      -------
                                                         (Dollars in Thousands)

One-to-four family ........           56      $ 3,226          242      $21,411           73      $ 3,901          276      $25,098
Multi-family ..............            4          602           16        3,724            6        1,226           13        3,651
Commercial real estate ....            1          356            8        2,354            2          823           13        3,301
Construction and land .....           --           --            3          244           --           --            4          251
Consumer and other loans ..           77          499           85        1,118           52          337           92        1,159
                                 -------      -------      -------      -------      -------      -------      -------      -------

     Total delinquent loans          138      $ 4,683          354      $28,851          133      $ 6,287          398      $33,460
                                 =======      =======      =======      =======      =======      =======      =======      =======

  Delinquent loans to total
        loans..............                      0.15%                     0.94%                     0.24%                     1.26%

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, the Company has approximately $4.7 million and $6.3 million of potential problem loans at June 30, 1997 and December 31, 1996, respectively. Such loans are 60-89 days delinquent as shown on page 16.

                              NON-PERFORMING ASSETS

                                                          AT            AT
                                                       JUNE 30,     DECEMBER 31,
                                                         1997          1996
                                                       -------       -------
                                                        (Dollars in Thousands)

Non-accrual delinquent mortgage loans(1) ..........      $22,753       $24,905
Non-accrual delinquent consumer
     and other loans ..............................        1,118         1,159
Mortgage loans delinquent 90 days or more(2) ......        4,980         7,396
                                                         -------       -------
     Total non-performing loans ...................       28,851        33,460
                                                         -------       -------

Real estate owned, net(3) .........................        5,715         7,421
Investment in real estate, net(4) .................        4,758         4,708
                                                         -------       -------
      Total real estate owned and investment
         in real estate, net ......................       10,473        12,129
                                                         -------       -------

Total non-performing assets .......................      $39,324       $45,589
                                                         =======       =======

Allowance for loan losses to non-performing loans..        51.74%        42.11%
Allowance for loan losses to total loans ..........         0.48%         0.53%



  (1) Mortgage loans secured by other than one-to-four family properties represent 9.3% and 3.8% of the balance of non-accrual delinquent mortgage loans at June 30, 1997 and December 31, 1996, respectively.

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

The following table sets forth the Company's change in allowance for loan, investments in real estate and REO losses.

                                      (Dollars in Thousands)

ALLOWANCE FOR LOAN LOSSES:
Balance at December 31, 1996 ..........      $ 14,089
      Provision charged to operations..         1,914
      Charge-offs:
            One-to-four family ........        (1,391)
            Multi-family ..............           (88)
            Commercial ................           (26)
            Consumer and other ........          (430)
                                             --------
                   Total charge-offs ..        (1,935)
                                             --------
      Recoveries:
            One-to-four family ........           322
            Commercial ................           493
            Consumer and other ........            44
                                             --------
                  Total recoveries ....           859
                                             --------
      Total net charge-offs ...........        (1,076)
                                             --------
Balance at June 30, 1997 ..............      $ 14,927
                                             ========

Ratio of net charge-offs during the year to average loans outstanding during the period           0.04%

Ratio of allowance for loan losses to total loans at end of the period                            0.48

Ratio of allowance for loan losses to non-performing loans at end of the period                  51.74




ALLOWANCE FOR INVESTMENTS
 IN REAL ESTATE AND REO LOSSES:
Balance at December 31, 1996 ..........      $ 2,045
      Provision charged to operations..          291
      Charge-offs .....................         (743)
      Recoveries ......................           45
                                             -------

Balance at June 30, 1997 ..............      $ 1,638
                                             =======


The following table sets forth the Company's allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applicable to the entire loan portfolio.


                                At  June 30, 1997
                              -------------------
                                         % of Loans
                                        In Category to
                               Amount    Total Loans

One-to-four family .......      $ 8,471       85.56%
Multi-family .............        1,597        6.90
Commercial ...............        3,948        5.45
Construction .............          175        0.26
Consumer and other loans..          736        1.83
                                -------      ------

Total allowances .........      $14,927      100.00%
                                =======      ======

the following table sets forth the composition of the Company's loan portfolio at June 30, 1997 and December 31, 1996.

                                                       At June 30,                                At December 31,
                                                          1997                                         1996
                                            --------------------------------             --------------------------------
                                                                   Percent                               Percent
                                                                     of                                     of
                                              Amount                Total               Amount            Total
                                              ------                -----               ------            -----
                                                                      (Dollars in Thousands)
MORTGAGE LOANS:
    One-to-four family................      $ 2,638,534            85.56%            $ 2,259,409              85.18%
    Multi-family......................          212,762             6.90                 166,836               6.29
    Commercial real estate............          168,267             5.45                 158,100               5.96
    Construction......................            7,911             0.26                  10,129               0.38
                                            -----------           ------             -----------        -----------

      Total mortgage loans............        3,027,474            98.17               2,594,474              97.81
                                            -----------           ------             -----------        -----------


CONSUMER AND OTHER LOANS:
    Home equity.......................           32,814             1.06                  34,895               1.32
    Passbook..........................            4,328             0.14                   4,022               0.15
    Credit card.......................            8,343             0.27                   8,431               0.32
    Other.............................           10,939             0.36                  10,761               0.40
                                            -----------           ------             -----------        -----------

      Total consumer and other loans..           56,424             1.83                  58,109               2.19
                                            -----------           ------             -----------        -----------

       Total loans....................        3,083,898           100.00%              2,652,583             100.00%
                                            -----------           ======             -----------        ===========

LESS:
    Unearned discount, premium and
      deferred loan fees, net.........            1,424                                   (1,167)
    Allowance for loan losses.........          (14,927)                                 (14,089)
                                            -----------                              -----------

       Total loans, net...............      $ 3,070,395                              $ 2,637,327
                                            ===========                              ===========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair values of mortgage-backed, mortgage-related and other securities available-for-sale and held-to-maturity at June 30, 1997 and December 31, 1996.

                                                                            At June 30, 1997
                                                                         ----------------------
                                                                          Gross         Gross           Estimated
                                                          Amortized     Unrealized    Unrealized          Fair
                                                            Cost          Gains         Losses            Value
                                                         ----------       -------       --------        ----------
                                                                             (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                 $  221,492       $ 3,778       $   (891)       $  224,379
       FHLMC certificates                                   325,726         1,258         (1,598)          325,386
       FNMA certificates                                     42,092            93           (204)           41,981
       REMICs:
           Agency issuance                                  851,575         1,759        (13,131)          840,203
           Private issuance                                  13,722            --           (118)           13,604
           Residuals
       Other mortgage-related                               350,102         7,964           (403)          357,663
                                                         ----------       -------       --------        ----------

             Total mortgage-backed and
               mortgage-related securities                1,804,709        14,852        (16,345)        1,803,216
                                                         ----------       -------       --------        ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                             83,493            --         (1,351)           82,142
       Equity securities                                     63,633         6,060             (5)           69,688
                                                         ----------       -------       --------        ----------

             Total other securities                         147,126         6,060         (1,356)          151,830
                                                         ----------       -------       --------        ----------

Total Available-for-Sale                                 $1,951,835       $20,912       $(17,701)       $1,955,046
                                                         ==========       =======       ========        ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                 $   79,283       $ 3,636       $    (43)       $   82,876
       FHLMC certificates                                    24,509           885            (39)           25,355
       FNMA certificates                                     20,946            78           (769)           20,255
       CMOs                                                   4,310            57            (11)            4,356
       REMICs:
           Agency issuance                                  944,018         2,184        (10,360)          935,842
           Private issuance                                 232,885            14         (5,433)          227,466
       Other mortgage-related                                   258            --             --               258
                                                         ----------       -------       --------        ----------

             Total mortgage-backed and
               mortgage-related securities                1,306,209         6,854        (16,655)        1,296,408
                                                         ----------       -------       --------        ----------

  Other securities:
       Obligations of the U.S.
           Government and agencies                          800,409         3,882         (3,291)          801,000
       Obligations of states and
           political subdivisions                            50,680            --            (75)           50,605
       Corporate debt securities                             10,011            12             --            10,023
                                                         ----------       -------       --------        ----------

             Total other securities                         861,100         3,894         (3,366)          861,628
                                                         ----------       -------       --------        ----------

Total Held-to-Maturity                                   $2,167,309       $10,748       $(20,021)       $2,158,036
                                                         ==========       =======       ========        ==========

                                                                          At December 31, 1996
                                                                         ----------------------
                                                                           Gross         Gross          Estimated
                                                          Amortized      Unrealized   Unrealized          Fair
                                                            Cost           Gains         Losses           Value
                                                         ----------       -------       --------        ----------
                                                                              (In Thousands)
AVAILABLE-FOR-SALE:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                 $  235,751       $ 2,256       $ (1,319)       $  236,688
       FHLMC certificates                                   262,044         1,338         (1,785)          261,597
       FNMA certificates                                     46,364            69           (319)           46,114
       REMICs:
           Agency issuance                                1,142,349         4,225        (11,952)        1,134,622
           Private issuance                                  14,307            --           (146)           14,161
           Residuals                                          1,457           924           (102)            2,279
       Other mortgage-related                               398,014         7,340           (439)          404,915
                                                         ----------       -------       --------        ----------

             Total mortgage-backed and
               mortgage-related securities                2,100,286        16,152        (16,062)        2,100,376
                                                         ----------       -------       --------        ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                            128,999            57         (1,454)          127,602
       Equity securities                                     66,959         1,662             (1)           68,620
       Other                                                     67            --             (3)               64
                                                         ----------       -------       --------        ----------

             Total other securities                         196,025         1,719         (1,458)          196,286
                                                         ----------       -------       --------        ----------

Total Available-for-Sale                                 $2,296,311       $17,871       $(17,520)       $2,296,662
                                                         ==========       =======       ========        ==========

HELD-TO-MATURITY:
  Mortgage-backed and mortgage-related securities:
       GNMA certificates                                 $   86,733       $ 3,795       $    (73)       $   90,455
       FHLMC certificates                                    28,189         1,021            (16)           29,194
       FNMA certificates                                     22,044            75           (611)           21,508
       CMOs                                                   6,450            61            (60)            6,451
       REMICs:
           Agency issuance                                  936,692         2,315        (12,912)          926,095
           Private issuance                                 241,154           125         (6,326)          234,953
       Other mortgage-related                                   351            --             --               351
                                                         ----------       -------       --------        ----------

             Total mortgage-backed and
               mortgage-related securities                1,321,613         7,392        (19,998)        1,309,007
                                                         ----------       -------       --------        ----------

  Other securities:
       Obligations of the U.S.
         Government and agencies                            578,293         1,810         (3,813)          576,290
       Obligations of states and
         political subdivisions                              51,063            --            (81)           50,982
       Corporate debt securities                             10,046            22             (2)           10,066
                                                         ----------       -------       --------        ----------

             Total other securities                         639,402         1,832         (3,896)          637,338
                                                         ----------       -------       --------        ----------

Total Held-to-Maturity                                   $1,961,015       $ 9,224       $(23,894)       $1,946,345
                                                         ==========       =======       ========        ==========

COMPARISON OF FINANCIAL CONDITION AS OF
JUNE 30, 1997 AND DECEMBER 31, 1996
AND OPERATING RESULTS FOR THE QUARTERS ENDED
AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


FINANCIAL CONDITION

        Total assets increased $391.7 million, to $7.7 billion at June 30,1997, from $7.3 billion at December 31, 1996. This increase was primarily due to growth in the mortgage loan and other securities portfolios. Gross mortgage loans originated and purchased during the six months ended June 30, 1997 totaled $609.9 million, of which $512.9 were originations and $97.0 million were purchases. This compares to $332.7 million of originations and $190.7 million of purchases, for a total of $523.4 million during the six months ended June 30, 1996. Other securities held-to-maturity increased $221.7 million, from $639.4 million at December 31, 1996 to $861.1 million at June 30, 1997. The growth in these portfolios was funded primarily through additional medium-term reverse repurchase agreements, which increased $355.6 million, to $2.2 billion at June 30, 1997, from $1.8 billion at December 31, 1996. Additional funding sources, during the six months ended June 30, 1997, included proceeds from the Company's restructuring of its statement of condition during the second quarter of 1997, through the disposition of mortgage-backed and mortgage-related securities available-for-sale totaling $435.3 million. For further discussion see "Results of Operations - Net Interest Income."

        Stockholders' equity increased to $599.8 million at June 30, 1997 from $588.8 million at December 31, 1996, which reflects net income of $30.6 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $7.8 million, the effect of stock options exercised and related tax benefit of $4.8 million and the change in unrealized gains on securities, net of taxes, of $1.7 million, offset by repurchases of common stock of $28.6 million, and dividends paid of $5.3 million.

RESULTS OF OPERATIONS

GENERAL

        Net income for the second quarter of 1997 increased 29.9%, to $15.2 million, from $11.7 million, for the second quarter of 1996. Earnings per share for the second quarter of 1997 increased to $0.72 per share, or 30.9% from $0.55 for the comparable period in 1996. The return on average assets increased to 0.79% for the second quarter of 1997 from 0.68% for the second quarter of 1996. The return on average equity increased to 10.30% for the second quarter of 1997 from 8.28% for the second quarter of 1996. The return on average tangible equity increased to 12.33% for the second quarter of 1997 from 10.19% for the second quarter of 1996.

         Net income for the six months ended June 30, 1997 increased $4.2 million, or 15.9%, to $30.6 million compared to $26.4 million for the six months ended June 30, 1996 and earnings per share increased 17.1%, to $1.44 from $1.23, respectively. The return on average assets increased to 0.81% for the six months ended June 30, 1997 from 0.78% for the six months ended June 30, 1996. The return on average equity increased to 10.40% for the six months ended June 30, 1997 from 9.14% for the comparable 1996 period. The return on average tangible equity increased to 12.48% for the six months ended June 30, 1997 from 11.21% for the comparable 1996 period. The increases in both the return on average equity and return on average tangible equity were primarily the result of the increases in net income.

NET INTEREST INCOME

        Net interest income increased $2.6 million or 5.6% to $49.4 million for the second quarter of 1997 from $46.8 million for the second quarter of 1996. This increase was attributable to continued growth in total net average interest- earnings assets. For the second quarter of 1997 as compared to the second quarter of 1996, total net average interest- earning assets increased $150.8 million, to $588.8 million from $438.0 million, respectively. The net interest spread decreased to 2.23% for the second quarter of 1997 from 2.50% for the second quarter of 1996. This decrease was the result of a 10 basis point decrease in the yield on average interest-earning assets to 7.17% for the second quarter of 1997, from 7.27% for the second quarter of 1996, coupled with the cost of total average interest-bearing liabilities increasing 17 basis points to 4.94% for the 1997 second quarter from 4.77% for the 1996 second quarter. These changes, combined with the continued growth of interest-earning assets, primarily funded through additional borrowings, resulted in a decrease in the net interest margin from 2.81% in the second quarter of 1996 to 2.62% in the 1997 period. During the second quarter of 1997, the Company restructured its statement of condition through the disposition of $435.3 million of mortgage-backed and mortgage-related securities available-for-sale with a weighted average yield of 6.90%. The proceeds were used to fund continued mortgage portfolio growth and to purchase U.S. Government and agency notes held-to-maturity, with a yield of 8.0%. The remaining proceeds, awaiting redeployment, increased the average balance of Federal funds and repurchase agreements to $287.4 million for the second quarter of 1997, from $67.6 million for the second quarter of 1996, reducing the yield on average interest-earning assets. While long term rates have declined slightly, short term costs have not followed suit. To protect against this flattening, the Company has attempted to "lock-in" available spreads by moderately extending borrowing terms, some with attached call provisions. These extensions, along with the continuance of the Company's money market campaign, have contributed to the noted increase in cost of funds over the comparable periods.

For the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996, net interest income increased $7.3 million or 8.02%, to $98.9 million from $91.6 million, respectively. Total net average interest-earning assets increased $93.1 million, to $523.2 million for the six months ended June 30, 1997 from $430.1 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, the net interest spread was 2.35%, which decreased 14 basis points from 2.49% for the comparable 1996 period. The 14 basis point decrease was the result of the yield on average interest-earning assets for the six month period ended June 30, 1997, decreasing to 7.22% from 7.26% for the comparable 1996 six month period, coupled with a 10 basis point increase in the cost of interest-bearing liabilities to 4.87% from 4.77% for the six month periods ended June 30, 1997 as compared to 1996, respectively. These changes are reflective of the second quarter changes discussed above.

PROVISION FOR LOAN LOSSES

         Provision for loan losses decreased to $1.4 million for the quarter ended June 30, 1997 from $2.0 million for the comparable period in 1996. For the six months ended June 30, 1997, the provision was $1.9 million, compared to $2.6 million for the comparable 1996 period. The allowance for loan losses increased from $14.1 million at December 31, 1996 to $14.9 million at June 30, 1997 reflecting the growth in the portfolio during the six months ended June 30, 1997. Non-performing loans decreased from $33.5 million at December 31, 1996 to $28.9 million at June 30, 1997 despite continued growth in the mortgage loan portfolio. The reduction in non-performing loans improved the Company's percentage of allowance for loan losses to non-performing loans to 51.74% at June 30, 1997 from 42.11% at December 31, 1996. Net charge-offs for the quarter and six months ended June 30, 1997 were $510,000 and $1.1 million, respectively as compared to $2.1 million and $2.7 million for the quarter and six months ended June 30, 1996, respectively. For further discussion of non-performing loans, see "Asset Quality."

NON-INTEREST INCOME

         Non-interest income for the quarter ended June 30, 1997, exclusive of net gains on sales of securities and loans of $1.1 million, increased 20.2% to $3.5 million, compared to $2.9 million, exclusive of net gains on sales of securities and loans of $507,000 for the comparable quarter of 1996. Non-interest income, exclusive of net gains on sales of securities and loans of $1.5 million, increased 15.5% in the first half of 1997 to $6.6 million, compared to $5.7 million, exclusive of net gains on sales of securities and loans of $1.3 million for the 1996 period. The increases are primarily attributable to customer service and loan fees, which totaled $2.5 million and $5.0 million for the second quarter of 1997 and six months ended June 30, 1997, respectively, representing increases of $288,000 and $651,000, respectively, from the comparable periods in 1996.

NON-INTEREST EXPENSE

         Non-interest expense decreased $707,000 to $26.5 million for the quarter ended June 30, 1997, from $27.2 million for the quarter ended June 30, 1996. Non-interest expense increased $3.9 million to $52.6 million for the six months ended June 30, 1997 from $48.7 million for the six months ended June 30, 1996. Included in non-interest expense for the six months ended June 30, 1996 were $5.3 million, before taxes, of non-recurring recoveries from gains on dispositions of real estate owned and investments in real estate. Excluding these recoveries, non-interest expense for the six months ended June 30, 1997 decreased $1.4 million from the comparable period in 1996.

General and administrative expense decreased $548,000 to $24.1 million for the second quarter of 1997 from $24.7 million for the second quarter of 1996. General and administrative expense decreased $716,000 to $47.9 million for the six month period ended June 30, 1997 from $48.6 million for the six month period ended June 30, 1996. These decreases resulted primarily from a reduction in Federal deposit insurance premium of $1.7 million for the second quarter of 1997 and $3.3 million for the six months ended June 30, 1997 as compared to their respective prior year periods, as a result of 1996 legislation to recapitalize the Savings Association Insurance Fund. These decreases were partially offset by an increase in compensation and benefits of $435,000 and $1.4 million for the quarter and six months ended June 30, 1997 as compared to their respective 1996 periods, primarily due to an increase in the amortization relating to the allocation of ESOP stock resulting from the higher average fair market value of the Company's stock during the period.

INCOME TAX EXPENSE

         Income tax expense increased $1.6 million to $10.9 million for the second quarter of 1997 from $9.3 million for the comparable quarter in 1996. For the six months ended June 30, 1997, income tax expense was $21.9 million, an increase of $1.0 million from $20.9 million for the six months ended June 30, 1996. The reduction in the Company's effective tax rates from 44.2% and 44.1% for the three and six months ended June 30, 1996, respectively, to 41.8% and 41.7% for the three and six months ended June 30, 1997 was primarily attributed to certain tax benefits associated with a subsidiary of the Association.

CASH EARNINGS

         Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. Cash earnings for the second quarter of 1997 totaled $21.2 million, an increase of $4.5 million, compared to cash earnings of $16.7 million for the second quarter of 1996. For the six months ended June 30, 1997, cash earnings were $42.6 million, an increase of $6.4 million, compared to $36.2 million for the comparable 1996 period.

         The cash returns on average tangible equity for the second quarter and six months ended June 30, 1997 were 17.23% and 17.37%, respectively, compared to 14.50% and 15.35%, respectively, for the 1996 periods. The cash returns on average assets for the second quarter and six months ended June 30, 1997 were 1.10% and 1.13%, respectively, compared to 0.96% and 1.06%, respectively, for the 1996 periods.

         Presented below are the Company's Consolidated Schedules of Cash Earnings for the three months and six months ended June 30, 1997 and 1996.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE  OF CASH EARNINGS
(In Thousands, Except Share Data)

                                                     Three Months Ended                           Three Months Ended
                                                       June 30, 1997                                 June 30, 1996
                                       -----------------------------------------   --------------------------------------------
                                        Reported                         Cash         Report                             Cash
                                        Earnings(1)     Adjustments     Earnings    Earnings(1)     Adjustments        Earnings
                                        -----------     ------------    --------   -------------    -----------        --------
Total interest income                   $   135,412          --         $135,412     $   121,242          --         $121,242
Total interest expense                       85,967          --           85,967          74,418          --           74,418
                                        -----------                     --------     -----------                     --------
Net interest income                          49,445          --           49,445          46,824          --           46,824
Provision for loan losses                     1,414          --            1,414           2,042          --            2,042
                                        -----------                     --------     -----------                     --------
Net interest income after
  provision for loan losses                  48,031          --           48,031          44,782          --           44,782
                                        -----------                     --------     -----------                     --------

Total non-interest income                     4,661          --            4,661           3,439          --            3,439
                                        -----------                     --------     -----------                     --------

Non-interest expense:
   General and administrative:
         Compensation and benefits           12,913      (3,922)(2)        8,991          12,478      (2,785)(2)        9,693
         Other general and
         administrative                      11,213          --           11,213          12,196          --           12,196
                                        -----------     -------         --------     -----------     -------         --------
   Total general and administrative          24,126      (3,922)          20,204          24,674      (2,785)          21,889
   Real estate operations, net                   79          --               79             339          --              339
   Provision for real estate losses             227          --              227              65          --               65
   Amortization of excess of cost
     over fair value of net assets
         acquired                             2,110      (2,110)(3)           --           2,171      (2,171)(3)           --
                                        -----------     -------         --------     -----------     -------         --------
Total non-interest expense                   26,542      (6,032)          20,510          27,249      (4,956)          22,293
                                        -----------     -------         --------     -----------     -------         --------

Income before income
   tax expense                               26,150       6,032           32,182          20,972       4,956           25,928
Income tax  expense                          10,943          --           10,943           9,262          --            9,262
                                        -----------     -------         --------     -----------     -------         --------

Net Income                              $    15,207     $ 6,032         $ 21,239     $    11,710     $ 4,956         $ 16,666
                                        ===========     =======         ========     ===========     =======         ========

Primary earnings per common share       $      0.72     $  0.29         $   1.01     $       .56     $   .23         $    .79
                                        ===========     =======         ========     ===========     =======         ========
Fully diluted earnings per common
   share                                $      0.72     $  0.28         $   1.00     $       .55     $   .24         $    .79
                                        ===========     =======         ========     ===========     =======         ========

Primary weighted average
   common stock and common
      stock equivalents                  21,041,675                                   21,096,987

Fully diluted weighted average
    common stock and common
       stock equivalents                 21,202,313                                   21,129,049


(1) Results of operations reported in conformity with generally accepted accounting principles.

(2) Non-cash amortization expense relating to allocation of ESOP stock and earned portion of RRP stock, and related tax benefit.

(3) Non-cash amortization expense of excess of cost over fair value of net assets acquired (goodwill).

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULE OF CASH EARNINGS
(In Thousands, Except Share Data)

                                                    Six Months Ended                              Six Months Ended
                                                     June 30, 1997                                  June 30, 1996
                                        -----------------------------------------     -------------------------------------------
                                         Reported                         Cash          Report                            Cash
                                        Earnings (1)  Adjustments        Earnings     Earnings (1)    Adjustments       Earnings
                                        -----------   -----------        --------     ------------    -----------       ---------
Total interest income                   $   264,485           --         $264,485     $    237,076           --         $ 237,076
Total interest expense                      165,584           --          165,584          145,518           --           145,518
                                        -----------                      --------     ------------                      ---------
Net interest income                          98,901           --           98,901           91,558           --            91,558
Provision for loan losses                     1,914           --            1,914            2,564           --             2,564
                                        -----------                      --------     ------------                      ---------
Net interest income after
  provision for loan losses                  96,987           --           96,987           88,994           --            88,994
                                        -----------                      --------     ------------                      ---------

Total non-interest income                     8,132           --            8,132            6,997           --             6,997
                                        -----------                      --------     ------------                      ---------

Non-interest expense:
   General and administrative:
         Compensation and benefits           26,285       (7,781)(2)       18,504           24,907       (5,406)(2)        19,501
         Other general and
           administrative                    21,600           --           21,600           23,694           --            23,694
                                        -----------     --------         --------     ------------      -------         ---------
   Total general and administrative          47,885       (7,781)          40,104           48,601       (5,406)           43,195
   Real estate operations, net                  191           --              191           (2,916)          --            (2,916)
   Provision for (recovery of) real
     estate losses                              291           --              291           (1,332)          --            (1,332)
   Amortization of excess of cost
     over fair value of net assets
         acquired                             4,220       (4,220)(3)           --            4,342       (4,342)(3)            --
                                        -----------     --------         --------     ------------      -------         ---------
Total non-interest expense                   52,587      (12,001)          40,586           48,695       (9,748)           38,947
                                        -----------     --------         --------     ------------      -------         ---------

Income before income
   tax expense                               52,532       12,001           64,533           47,296        9,748            57,044
Income tax  expense                          21,891           --           21,891           20,868           --            20,868
                                        -----------     --------         --------     ------------      -------         ---------

Net Income                              $    30,641     $ 12,001         $ 42,642     $     26,428      $ 9,748         $  36,176
                                        ===========     ========         ========     ============      =======         =========

Primary earnings per common share       $      1.45     $   0.57         $   2.02     $       1.24      $  0.46         $    1.70
                                        ===========     ========         ========     ============      =======         =========
Fully diluted earnings per common
   share                                $      1.44     $   0.57         $   2.01     $       1.23      $  0.46         $    1.69
                                        ===========     ========         ========     ============      =======         =========

Primary weighted average
   common stock and common
      stock equivalents                  21,177,749                                     21,348,175
Fully diluted weighted average
    common stock and common
       stock equivalents                 21,307,568                                     21,437,997


(1) Results of operations reported in conformity with generally accepted accounting principles.

(2) Non-cash amortization expense relating to allocation of ESOP stock and earned portion of RRP stock, and related tax benefit.

(3) Non-cash amortization expense of excess of cost over fair value of net assets acquired (goodwill).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Except as set forth below, no material events occurred with respect to legal proceedings during the quarter ended June 30, 1997, not previously reported.

         On April 3, 1997, a purported class action (the "Action") was commenced in the Supreme Court of the State of New York (Kings County) entitled Leonard Minzer et ano. v. Gerard C. Keegan, et al. (Index No.11546/1997) against The Greater New York Savings Bank (the "Greater") and its directors and certain executive officers. The suit alleges, among other things, that the directors and executive officers of Greater have breached their fiduciary duties in entering into the Agreement and Plan of Merger dated as of the 29th day of March, 1997 by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Greater (the "Merger Agreement") and related arrangements. The complaint seeks, among other things, a preliminary and permanent injunction against the merger of Greater with and into Astoria Federal Savings and Loan Association (the "Merger") and the related transactions, an order to the directors and executive officers of Greater to carry-out their fiduciary duties and unspecified damages and costs. The Greater has indicated that it believes that the allegations made in the Action are without merit and, on May 16, 1997, Mr. Keegan and Greater filed a motion to dismiss the Action. Neither Astoria Financial Corporation nor Astoria Federal Savings and Loan Association is, pending completion of the Merger, a party to such action. Upon completion of the Merger, Astoria Federal Savings and Loan Association, as successor to Greater, intends to aggressively defend its interests with respect to such matter.

         On July 18, 1997, a purported class action (the "Federal Action") was commenced in the United States District Court of the Eastern District of New York entitled Leonard Minzer et ano. v. Gerard C. Keegan, et al. (Index No. 97 Civ. 4077 (CPS)) against Greater, Greater's directors and certain of its executive officers, Astoria Financial Corporation and Astoria Federal Savings and Loan Association. The suit alleges, among other things, that Greater, Greater's directors and certain of its executive officers solicited proxies in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, promulgated thereunder, by failing to disclose certain allegedly material facts in the proxy statement, as amended, that was circulated to Greater stockholders in connection with the Merger, and that Greater's directors and certain of its executive officers have breached their fiduciary duties by entering into the Merger Agreement and related arrangements. The suit further alleges, without any specification, that Astoria Financial Corporation and Astoria Federal Savings and Loan Association participated in the preparation, specification and distribution of Greater's proxy materials and/or aided and abetted the alleged breaches of fiduciary duty by Greater defendants. The complaint seeks, among other things, a preliminary and permanent injunction against consummation of the Merger and the related transactions, an order directing that the directors and executive officers of Greater carry-out their fiduciary duties and unspecified damages and costs. Astoria Financial Corporation and Astoria Federal Savings and Loan Association were served with the complaint in the Federal Action on July 30, 1997. On July 31, 1997, plaintiffs made an application to the Court for expedited discovery and to set a hearing on their apparently forthcoming application for a preliminary injunction (the "Application"). Shortly thereafter, all defendants in the Action filed motions to dismiss the Complaint in the Federal Action. The Court set an expedited briefing schedule on the defendants' motions to dismiss and the Application. Astoria Financial Corporation and Astoria Federal Savings and Loan Association believe the allegations made in the complaint and in the Application in the Federal Action are without merit and intend to aggressively defend their interests with respect to such matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 21, 1997 (the "Annual Meeting").

         At the Annual Meeting, the shareholders of the Company elected Andrew
M. Burger, Denis J. Connors and Thomas J. Donahue as directors of the Company each to serve for a three year term and, in any case, until the election and qualification of their respective successors. Pursuant to the Bylaws of the Company, no person is eligible for election or appointment as a director who is seventy-five (75) years of age or older, and no person shall continue to serve as a director after the regular meeting immediately preceding his seventy-fifth
(75th) birthday. As a result, Mr. Henry Drewitz retired from the Board of Directors of the Company and the Association on April 16, 1997.

         The number of votes cast as to each matter acted upon at the Annual Meeting was as follows:

         (a)          Election of Directors:

                                                                  For                         Withheld
                                                                  ---                         --------
                      Andrew M. Burger                           18,138,698                   1,697,988
                      Denis J. Connors                           18,137,679                   1,699,007
                      Thomas J. Donahue                          18,139,720                   1,696,966

         There were no broker held non-voted shares represented at the meeting with respect to this proposal.

         (b) Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Astoria Financial Corporation for its 1997 fiscal year:

                                         For                      19,661,886
                                         Against                      68,638
                                         Abstained                   106,182

         There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  11.  Statement Re: Computation of Per Share Earnings

                  27.  Financial Data Schedule

         (b) Reports on Form 8-K

              The following reports on Form 8-K have been filed with the Securities and Exchange Commission since the beginning of the quarter ended June 30, 1997:

         1) Form 8-K/A dated April 8, 1997 which included the definitive agreement pursuant to which the Company proposes to acquire The Greater New York Savings Bank;

         2) Form 8-K dated June 30, 1997 which included the First Amendment to the definitive agreement pursuant to which the Company proposes to acquire The Greater New York Savings Bank;

         3) Form 8-K dated July 17, 1997 which included a copy of the Company's press release announcing its earnings for the quarter ended June 30, 1997 and the declaration of a quarterly cash dividend payable on September 2, 1997; and

         4) Form 8-K dated July 24, 1997 which announced the commencement of a purported class action in United States District Court of the Eastern District of New York entitled Leonard Minzer and Harry Schipper v. Gerard C. Keegan, et al (Index No. 97 Civ. 4077 (CPS)) against Astoria Financial Corporation, Astoria Federal Savings and Loan Association and others.

         5) Form 8-K dated August 7, 1997 which announced the results of the Company's Special Meeting of Stockholders held on August 1, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Astoria Financial Corporation



Dated: August 12, 1997               By: /s/  Monte N. Redman
       ---------------------             -------------------------
                                         Monte N. Redman
                                         Senior Vice President and Chief
                                         Financial Officer


Dated: August 12, 1997
       ---------------------
                                     By: /s/  Frank E. Fusco
                                         -------------------------
                                         Frank E. Fusco
                                         First Vice President, Chief Accounting
                                         Officer and Controller

                                  Exhibit Index

Exhibit No.              Identification of Exhibit
-----------              -------------------------
    11.                  Statement Re: Computation of Per Share Earnings

    27.                  Financial Data Schedule