Form 10-Q
period 1997-09-30
ASTORIA FINANCIAL CORP
filed 1997-11-14
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                          to
                         Commission file number 0-22228

                          ASTORIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                           11-3170868
(State of other jurisdiction of                  (I.R.S. Employer Identification
incorporation  or organization)                  Number)

One Astoria Federal Plaza, Lake Success, New York            11042-1085
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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Classes of Common Stock           Number of Shares Outstanding, October 31, 1997

    .01 Par Value                                      26,416,252

                         PART 1 -- FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
Item 1.          Financial Statements.

                 Consolidated Statements of Financial Condition at September 30, 1997 and            2
                 December 31, 1996.

                 Consolidated Statements of Operations for the Three and Nine                        3
                 Months Ended September 30, 1997 and September 30, 1996.

                 Consolidated Statement of Stockholders' Equity for the Nine Months                  4
                 Ended September 30, 1997.

                 Consolidated Statements of Cash Flows for the Nine Months Ended                     5
                 September 30, 1997 and September 30, 1996.

                 Notes to Consolidated Financial Statements.                                         6

Item 2.          Management's Discussion and Analysis of Financial Condition and                     7
                 Results of Operations.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk                  (Not Applicable)


                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                         29

Item 2.   Changes in Securities and Use of Proceeds                                          (Not Applicable)

Item 3.   Defaults Upon Senior Securities                                                    (Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders                                       31

Item 5.   Other Information                                                                  (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K                                                          31
          (a)  Exhibits
                 (11)  Computation of Per Share Earnings
                 (27)  Financial Data Schedule

          (b)    Reports on Form 8-K

          Signatures                                                                                33

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   SEPTEMBER 30,          DECEMBER 31,
Assets                                                                                 1997                  1996
                                                                                   -------------          -----------
Cash and due from banks                                                             $    96,537           $    18,923
Federal funds sold and repurchase agreements                                             67,000                56,000
Mortgage-backed and mortgage-related securities
  available-for-sale (at estimated fair value)                                        1,706,366             2,100,376
Other securities available-for-sale (at estimated fair value)                           154,098               196,286
Mortgage-backed and mortgage-related securities
  held-to-maturity  (estimated fair value of $1,287,498
  and $1,309,007, respectively)                                                       1,284,780             1,321,613
Other securities held-to-maturity (estimated fair value
  of $942,449 and $637,338, respectively)                                               937,490               639,402
Federal Home Loan Bank of New York stock                                                 35,800                32,354

Loans receivable:
  Mortgage loans                                                                      3,316,674             2,593,307
  Consumer and other loans                                                               48,743                58,109
                                                                                    -----------           -----------
                                                                                      3,365,417             2,651,416
  Less allowance for loan losses                                                         14,464                14,089
                                                                                    -----------           -----------
    Loans receivable, net                                                             3,350,953             2,637,327

Real estate owned and investments in real estate, net                                    10,111                12,129
Accrued interest receivable                                                              44,348                43,976
Premises and equipment, net                                                              84,435                83,424
Excess of cost over fair value of net assets acquired
  and other intangibles                                                                  93,937               100,267
Other assets                                                                             38,508                30,686
                                                                                    -----------           -----------
         Total assets                                                               $ 7,904,363           $ 7,272,763
                                                                                    ===========           ===========

Liabilities and Stockholders' Equity

Liabilities:
   Deposits:
     Savings                                                                        $ 1,104,506           $ 1,134,038
     Money market                                                                       643,477               461,813
     NOW                                                                                116,064               142,492
     Certificates                                                                     2,695,645             2,774,750
                                                                                    -----------           -----------
     Total deposits                                                                   4,559,692             4,513,093
  Reverse repurchase agreements                                                       2,401,106             1,845,000
  Federal Home Loan Bank of New York advances                                           235,403               266,514
  Mortgage escrow funds                                                                  37,854                26,520
  Accrued expenses and other liabilities                                                 60,524                32,807
                                                                                    -----------           -----------
         Total liabilities                                                            7,294,579             6,683,934
                                                                                    -----------           -----------

Stockholders' Equity:
   Preferred stock, $.01 par value; (5,000,000 shares
     authorized; none issued)                                                                --                    --
   Common stock, $.01 par value; (70,000,000 shares authorized: 26,361,704
     issued; 20,665,877 and 21,472,886 shares outstanding, respectively)                    264                   264
   Additional paid-in capital                                                           341,109               330,398
   Retained earnings - substantially restricted                                         416,840               379,876
   Treasury stock (5,695,827 and 4,888,818 shares, at cost, respectively)              (130,465)              (91,188)
   Net unrealized gains on securities, net of taxes                                       8,258                   156
   Unallocated common stock held by ESOP                                                (22,247)              (24,489)
   Unearned common stock held by RRPs                                                    (3,975)               (6,188)
                                                                                    -----------           -----------
         Total stockholders' equity                                                     609,784               588,829
                                                                                    -----------           -----------
         Total liabilities and stockholders' equity                                 $ 7,904,363           $ 7,272,763
                                                                                    ===========           ===========

See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                ----------------------------     ----------------------------
                                                                    1997            1996             1997            1996
                                                                ------------    ------------     ------------    ------------
Interest income:
  Mortgage loans                                                $     62,376    $     49,031     $    171,761    $    136,517
  Consumer and other loans                                             1,297           1,519            4,147           4,560
  Mortgage-backed and mortgage-related securities                     52,238          61,543          167,699         187,119
  Federal funds sold and repurchase agreements                         1,351             470            6,198           2,418
  Other securities                                                    19,713          14,153           51,655          33,178
                                                                ------------    ------------     ------------    ------------
      Total interest income                                          136,975         126,716          401,460         363,792
                                                                ------------    ------------     ------------    ------------

Interest expense:
  Deposits                                                            49,783          49,330          146,277         142,459
  Borrowed funds                                                      37,100          29,782          106,190          82,171
                                                                ------------    ------------     ------------    ------------
      Total interest expense                                          86,883          79,112          252,467         224,630
                                                                ------------    ------------     ------------    ------------

Net interest income                                                   50,092          47,604          148,993         139,162
Provision for loan losses                                                895             958            2,809           3,522
                                                                ------------    ------------     ------------    ------------
Net interest income after provision for loan losses                   49,197          46,646          146,184         135,640
                                                                ------------    ------------     ------------    ------------

Non-interest income:
  Customer service and loan fees                                       2,623           2,378            7,601           6,705
  Net gain on sales of securities and loans                            3,179              52            4,695           1,321
  Other                                                                  927             944            2,565           2,345
                                                                ------------    ------------     ------------    ------------
      Total non-interest income                                        6,729           3,374           14,861          10,371
                                                                ------------    ------------     ------------    ------------
Non-interest expense:
  General and administrative:
   Compensation and benefits                                          13,622          12,237           39,907          36,843
   Occupancy, equipment and systems                                    5,990           5,815           17,907          17,512
   Federal deposit insurance premiums                                    716           2,517            2,288           7,436
   Advertising                                                           604             693            2,664           2,786
   Other                                                               3,159           2,610            9,210           7,896
                                                                ------------    ------------     ------------    ------------
      Total general and administrative                                24,091          23,872           71,976          72,473

   Real estate operations, net                                            85             176              276          (2,740)
   Provision for (recovery of) real estate losses                         96            (202)             387          (1,534)
   Amortization of excess of cost over fair value
    of net assets acquired                                             2,110           2,171            6,330           6,513
   SAIF recapitalization assessment                                       --          28,545               --          28,545
                                                                ------------    ------------     ------------    ------------
       Total non-interest expense                                     26,382          54,562           78,969         103,257
                                                                ------------    ------------     ------------    ------------
Income (loss) before income tax expense (benefit)                     29,544          (4,542)          82,076          42,754
Income tax expense (benefit)                                          12,652          (1,320)          34,543          19,548
                                                                ------------    ------------     ------------    ------------

      Net income (loss)                                         $     16,892    $     (3,222)    $     47,533    $     23,206
                                                                ============    ============     ============    ============

Primary earnings (loss) per share                               $       0.81    $      (0.17)    $       2.25    $       1.12
                                                                ============    ============     ============    ============
Fully diluted earnings (loss) per share                         $       0.81    $      (0.17)    $       2.24    $       1.12
                                                                ============    ============     ============    ============
Dividends per common share                                      $       0.15    $        .11     $       0.41    $        .32
                                                                ============    ============     ============    ============

Primary weighted average common shares and equivalents            20,924,539      19,446,410       21,092,003      20,713,185
Fully diluted weighted average common shares and equivalents      20,968,411      19,446,410       21,211,393      20,746,062

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       Net
                                                                                                   Unrealized
                                                                       Retained                       Gains        Unallocated
                                                      Additional       Earnings                         on            Common
                                           Common       Paid-In     Substantially     Treasury      Securities,     Stock Held
                                            Stock       Capital       Restricted        Stock      Net of Taxes       by ESOP
                                         --------------------------------------------------------------------------------------
Balance at December 31, 1996             $     264     $ 330,398       $ 379,876     $ (91,188)      $     156       $ (24,489)

Net income                                      --            --          47,533            --              --              --

Change in unrealized gains
    on securities available-for-sale-           --            --              --            --           8,102              --
Common stock repurchased
    (1,059,497 shares)                          --            --              --       (44,278)             --              --

Cash dividends declared
    on common stock                             --            --          (8,343)           --              --              --

Exercise of stock options and
    related tax benefit                         --         2,954          (2,226)        5,001              --              --

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax
    benefit                                     --         7,757              --            --              --           2,242
                                         ---------     ---------       ---------     ---------       ---------       ---------

Balance at September 30, 1997            $     264     $ 341,109       $ 416,840     $(130,465)      $   8,258       $ (22,247)
                                         =========     =========       =========     =========       =========       =========



                                          Unearned
                                           Common
                                         Stock Held
                                          by RRP's        Total
                                         ------------------------
Balance at December 31, 1996              $  (6,188)    $ 588,829

Net income                                       --        47,533

Change in unrealized gains
    on securities available-for-sale-            --         8,102

Common stock repurchased
    (1,059,497 shares)                           --       (44,278)

Cash dividends declared
    on common stock                              --        (8,343)
Exercise of stock options and
    related tax benefit                          --         5,729

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax
    benefit                                   2,213        12,212
                                          ---------     ---------

Balance at September 30, 1997             $  (3,975)    $ 609,784
                                          =========     =========

See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       -------------------------
                                                                           1997          1996
                                                                        ---------     ---------
Cash flows from operating activities:
   Net income                                                           $  47,533     $  23,206
                                                                        ---------     ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of net deferred loan origination
        fees, discounts and premiums                                       (5,395)       (4,921)
      Provision for loan and real estate losses                             3,196         1,988
      Depreciation and amortization                                         4,664         4,194
      Net gain on sales of securities and loans                            (4,695)       (1,321)
      Amortization of excess of cost over fair value
        of net assets acquired                                              6,330         6,513
      Allocated and earned shares from ESOP and RRPs                        9,834         7,686
      Increase in accrued interest receivable                                (372)       (6,242)
      Increase in mortgage escrow funds                                    11,334         6,715
      Net changes in other assets, accrued expenses
        and other liabilities                                              18,702        21,089
                                                                        ---------     ---------
          Net cash provided by operating activities                        91,131        58,907
                                                                        ---------     ---------

Cash flows from investing activities:
      Loan originations                                                  (908,933)     (500,530)
      Loan purchases through third parties                               (145,399)     (225,364)
      Bulk loan purchases                                                      --       (60,410)
      Principal repayments on loans                                       314,944       266,281
      Principal payments on mortgage-backed, mortgage-
        related and other securities held-to-maturity                     171,590       134,077
      Principal payments on mortgage-backed, mortgage-
        related and other securities available-for-sale                   325,538       323,546
      Purchases of mortgage-backed and mortgage-related securities
        held-to-maturity                                                       --       (87,069)
      Purchases of mortgage-backed and mortgage-related securities
        available-for-sale                                               (282,190)     (249,642)
      Purchases of other securities held-to-maturity                     (431,905)     (415,482)
      Purchases of other securities available-for-sale                    (23,694)      (36,167)
      Proceeds from sale of securities and loans                          454,839        90,552
      Proceeds from sale of real estate owned and investments
        in real estate                                                      6,884        13,602
      Purchases of premises and equipment, net of proceeds from sale       (5,675)       (6,755)
                                                                        ---------     ---------
          Net cash used in investing activities                          (524,001)     (753,361)
                                                                        ---------     ---------

Cash flows from financing activities:
      Net increase in deposits                                             46,224       257,352
      Net increase in reverse repurchase agreements                       556,106       353,518
      Proceeds from FHLB of New York advances                                  --       135,000
      Payments of FHLB of New York advances                               (31,000)      (90,000)
      Costs to repurchase common stock                                    (44,278)      (29,055)
      Cash dividends paid to stockholders                                  (8,343)       (6,841)
      Cash received for options exercised, net of loss on
        issuance of treasury stock                                          2,775           244
      Cash received from sale of unallocated RRP stock                         --           147
                                                                        ---------     ---------
          Net cash provided by financing activities                       521,484       620,365
                                                                        ---------     ---------
          Net increase (decrease) in cash and cash equivalents             88,614       (74,089)

Cash and cash equivalents at beginning of period                           74,923       133,869
                                                                        ---------     ---------

Cash and cash equivalents at end of period                              $ 163,537     $  59,780
                                                                        =========     =========
Supplemental disclosures:
 Cash paid during the year:
   Interest                                                             $ 249,243     $ 224,068
                                                                        =========     =========
   Income taxes                                                         $   1,189     $  26,065
                                                                        =========     =========
 Additions to real estate owned                                         $   5,999     $   7,730
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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and December 31, 1996, its results of operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows and stockholders' equity for the nine months ended September 30,1997. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of September 30, 1997 and December 31, 1996 and amounts of revenues and expenses of the results of operations for the three and nine month periods ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of 1997. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with the December 31, 1996 audited consolidated financial statements, interim financial statements and notes thereto of the Company.

2. EARNINGS (LOSS) PER SHARE

Primary and fully diluted earnings per common share ("EPS") are computed by dividing net income by the weighted-average number of common stock and common stock equivalents outstanding during the year.

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

For the fully diluted EPS calculation, the weighted average number of shares of common stock and common stock equivalents include the same components as for the primary earnings per share calculation; however, the maximum dilutive effect for unexercised stock options is computed using the period-end market price of the Company's common stock if it is higher than the average market price used in calculating primary earnings per share.

The effect for unexercised stock options were not assumed in the calculation of loss per common share because the effect would have been antidilutive.

3. IMPACT OF NEW ACCOUNTING STANDARDS

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

4. CASH EQUIVALENTS

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less, which in the aggregate amounted to $163,537,000 and $59,780,000 at September 30, 1997 and 1996, respectively.

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

GENERAL

      Astoria Financial Corporation (the "Company") is the holding company of Astoria Federal Savings and Loan Association (the "Association"). The Company is headquartered in Lake Success, New York and its principal business currently consists of the operation of its wholly-owned subsidiary, the Association. The Association's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowed funds, primarily in one-to-four family residential mortgage loans, mortgage-backed and mortgage-related securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and federal agencies and other securities.

      The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loans and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income is also affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations, net, provision for real estate losses and amortization of excess of cost over fair value of net assets acquired. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

THE GREATER ACQUISITION

      Following the close of business on September 30, 1997, the Company successfully completed the acquisition of The Greater New York Savings Bank ("Greater"), and its merger ("the Merger") into the Association, in a transaction which was accounted for as a purchase. According to the terms of the merger agreement, the aggregate consideration to be paid to stockholders of Greater's common stock consisted of 0.50 of a share of the Company's common stock per share of Greater's common stock for 75% of the shares of Greater's common stock and $19.00 in cash per share of Greater's common stock for the remaining 25% of the shares of Greater's common stock. Accordingly, each share of the Greater common stock has been converted in the merger into the right to receive: (i) 0.50 of a share of the Company's common stock, (ii) $19.00 in cash, or (iii) a combination of cash and a fraction of a share of the Company's common stock. The actual consideration received by a stockholder for shares of the Greater common stock depended on certain election, allocation and proration procedures. Such election, allocation and proration procedures resulted in shareholders of Greater, who elected to receive shares, receiving 0.3861358 shares of the Company's common stock and $4.33 in cash for each share of Greater's common stock. All other remaining shareholders of Greater received $19.00 in cash for each share of Greater's common stock. The outstanding shares of the 12% Noncumulative Preferred Stock, Series B, of Greater has been converted into a newly-created series of preferred stock of the Company with substantially identical, and no less favorable terms. The Company issued 2,000,000 shares of such stock as part of the consideration of the Merger.

      The total consideration of the Merger was valued at approximately $400 million. As a result of the Merger, after the close of business on September 30, 1997, the Company had assets of approximately $10.3 billion, deposits of approximately $6.2 billion, net loans of approximately $4.0 billion and stockholders equity of approximately $893 million. The excess of cost over fair value of net assets acquired generated in the transaction is currently estimated to be approximately $165 million, which will be amortized on a straight line basis over 15 years. As of the completion of the Merger, the Association continued to exceed each of its capital requirements.

      Subsequent to the close of the Merger, the Company restructured the resulting securities portfolio by selling approximately $240 million of securities acquired in the Merger and utilized the proceeds from the sale primarily to repay approximately $170 million of borrowings. The Company has also entered into contracts for the sale of approximately $223 million of real estate assets and loans acquired from the Greater. These sales transactions are expected to close in the fourth quarter of 1997.

SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") SPECIAL ASSESSMENT

      During the quarter ended September 30, 1996, final legislative action was taken by Congress and the President to recapitalize the SAIF. As a result of the legislation, the Company recorded a one-time special assessment to recapitalize the SAIF for $16.9 million, net of taxes, during the quarter. The special assessment was calculated at 65.7 basis points of the Company's March 31, 1995 deposit insurance assessment base. As a result of this non-recurring special assessment, the Company had a net loss of $3.2 million for the three months ended September 30, 1996. The legislation also provided for a significant reduction in the annual deposit insurance premiums which the Association pays.

INFORMATION SERVICES YEAR 2000 PROJECT

      The Company has initiated a project to ensure that its computer systems are addressed for problems associated with the year 2000 date change. Based upon the project's current status, the Company believes that the costs associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans and mortgage-backed, mortgage-related and other securities. During the nine months ended September 30, 1997 and 1996, principal payments on loans, mortgage-backed and mortgage-related and other securities totaled $812.1 million and $723.9 million, respectively. Additionally, during the nine months ended September 30, 1997, the Company received $454.8 million of funds from the sale of securities and loans, of which $437.6 was received in the second quarter of 1997 from the sale of securities. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the nine months ended September 30, 1997 and 1996 totaled $91.1 million and $58.9 million, respectively, of which $47.5 million and $23.2 million, respectively, represented net income of the Company. Net cash provided by financing activities during the nine months ended September 30, 1997 and 1996 totaled $521.5 million and $620.4 million, respectively, primarily due to the net increases in borrowings and deposits during the nine months ended September 30, 1997 and 1996 which totaled $571.3 million and $655.9 million, respectively. The Company's primary uses of funds in its investing activities are for the purchase and origination of loans and the purchase of mortgage-backed, mortgage-related and other securities. During the nine months ended September 30, 1997 and 1996, the Company's purchases and originations of loans totaled $1.1 billion and $786.3 million, respectively, and purchases of mortgage-backed, mortgage-related and other securities totaled $737.8 million and $788.4 million, respectively.

      The Association is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity and short-term liquidity ratios are currently 5% and 1%, respectively. The Association's liquidity ratios were 5.18% and 8.60% at September 30, 1997 and December 31, 1996, respectively, while its short-term liquidity ratios were 3.59% and 3.76% at September 30, 1997 and December 31, 1996, respectively.


      In the normal course of its business, the Association routinely enters into various commitments, primarily relating to the origination and purchase of loans and the leasing of certain office facilities. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business. On October 1, 1997, the Company funded the cash portion of the consideration with respect to the Merger in the amount of $74.4 million, which was provided from its normal cash flows. Approximately $13 million of an estimated $40 million of transaction costs remain to be paid.

      Stockholders' equity totaled $609.8 million at September 30, 1997 compared to $588.8 million at December 31, 1996, reflecting the Company's earnings for the nine months, the amortization of the unallocated portion of shares held by the ESOP and the unearned portion of shares held by the RRPs and related tax benefit, the effect of treasury stock purchases, the effect of exercises of stock options and related tax benefit, dividends paid on common stock and the change in the net unrealized gains on securities, net of taxes.

      Tangible stockholders' equity (stockholders' equity less the excess of cost over fair value of net assets acquired ("goodwill")) totaled $515.8 million at September 30, 1997 compared to $488.6 million at December 31, 1996. This increase reflects the change in the Company's stockholders' equity noted above, plus the reduction in the balance of goodwill. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, rather than equity as defined by generally accepted accounting principles ("GAAP"). Although reported earnings and return on equity are traditional measures of a company's performance, management believes that the growth in tangible equity, or "cash earnings" is also a significant measure of a company's performance. Cash earnings include reported earnings plus the non-cash charges for goodwill amortization and amortization relating to certain employee stock plans and related tax benefit. These items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization, for which the related intangible asset has already been deducted in the calculation of tangible equity. Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. See pages 26 through 28.

      On November 26, 1996, the Board of Directors of the Company approved the Company's fifth stock repurchase plan authorizing the purchase, at the discretion of management, of up to 2,500,000 shares of the Company's outstanding common stock, over a two year period, in open-market or privately negotiated transactions. During the first nine months of 1997, the Company repurchased 1,059,497 common shares of the Company's common stock for an aggregate cost of $44.3 million, bringing the total number of common shares purchased under this plan to 1,134,497 shares at an aggregate cost of $46.9 million. At September 30, 1997, the Company's cumulative total of treasury shares (net of reissues for stock options exercised) was 5,695,827 shares at an aggregate cost of $130.5 million. As a result of the Merger, the Company issued 5,785,920 shares of its common stock of which 5,695,827 were treasury shares.

      On September 2, 1997, the Company paid a quarterly cash dividend equal to $0.15 per share on shares of common stock outstanding as of the close of business on August 15, 1997, aggregating $3.1 million. On October 15, 1997, the Company declared a quarterly cash dividend of $0.15 per share payable on December 1, 1997 to shareholders of record as of the close of business on November 17, 1997, aggregating $4.0 million. Additionally, on October 15, 1997, the Company paid its first quarterly cash dividend equal to $0.75 per share on shares of its newly-created, 12% Noncumulative Preferred Stock, Series B, aggregating $1.5 million.

      At the time of conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account equal to its capital as of June 30, 1993. As part of the acquisition of Fidelity New York, F.S.B. ("Fidelity"), the Association established a similar liquidation account equal to the remaining liquidation account balance previously maintained by Fidelity. Additionally, as part of the Greater merger, the Association established a liquidation account equal to the remaining liquidation account balance previously maintained by Greater. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholder's equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. As of September 30, 1997, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible and core ratios of 5.82% and a risk-based capital ratio of 15.62%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

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

      At September 30, 1997, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $399.5 million, representing a positive cumulative one-year gap of 5.1% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.3 billion, representing a positive cumulative one-year gap of 17.9% of total assets at December 31, 1996. Included in interest- earning assets repricing or maturing in one year or less are mortgage-backed, mortgage-related and other securities classified available-for-sale. If those securities, at September 30, 1997, were classified according to repricing periods based on their estimated prepayments and maturities, interest-bearing liabilities maturing or repricing within one year would have exceeded net interest-earning assets maturing or repricing within the same time period by $706.1 million, representing a negative cumulative one-year gap of 8.9% of total assets. Using this method, at December 31, 1996, interest-bearing liabilities maturing or repricing within one year would have exceeded net interest-earning assets maturing or repricing within the same time period by $31.7 million, representing a negative cumulative one-year gap of 0.44% of total assets.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities is subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The table includes $853.6 million of callable debt securities, classified according to their maturity dates, which are primarily within the more than five year maturity category. Of such debt securities, $457.0 million are callable within one year. The table also includes $2.3 billion of callable borrowings, classified according to their maturity dates, of which $115.0 million mature within one year or less, $1.2 billion mature between one to three years and $950.0 million mature between three to five years. Of such borrowings, $1.2 billion are callable within one year. In addition, the available-for-sale securities may or may not be sold, or effectively repriced, since that activity is subject to management's discretion.

                                                                                  At September 30, 1997
                                                    -------------------------------------------------------------------------------
                                                                        More Than       More Than
                                                                        One Year       Three Years
                                                      One Year             to               to            More Than
                                                      or Less       Three Years (1)     Five Years     Five Years (1)      Total
                                                    -------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Interest-earning assets:
     Mortgage loans (2)                             $   859,030       $   745,703      $   680,752      $ 1,001,790     $ 3,287,275
     Consumer and other loans (2)                        39,344             8,596               --               --          47,940
     Federal funds sold and
       repurchase agreements                             67,000                --               --               --          67,000
     Mortgage-backed, mortgage-related
       and other securities available-for-sale        1,860,464                --               --               --       1,860,464
     Mortgage-backed and mortgage-
        related securities held-to-maturity             353,019           175,977          145,729          614,041       1,288,766
     Other securities held-to-maturity                   56,740            11,600           51,900          853,812         974,052
                                                    -------------------------------------------------------------------------------
       Total interest-earning assets                  3,235,597           941,876          878,381        2,469,643       7,525,497
Less:
      Unearned discount, premium
         and deferred fees (3)                             (362)              167              207           (1,168)         (1,156)
                                                    -------------------------------------------------------------------------------
      Net interest-earning assets                     3,235,235           942,043          878,588        2,468,475       7,524,341
                                                    -------------------------------------------------------------------------------
Interest-bearing liabilities:
      Savings                                           170,400           288,000          240,000          406,106       1,104,506
      NOW                                                20,186            13,457           13,457           20,187          67,287
      Money manager                                      58,495            58,495           38,997           38,997         194,984
      Money market                                      340,409            20,307           20,307           25,121         406,144
      Certificates of deposit                         1,710,142           667,941          317,562               --       2,695,645
      Borrowed funds                                    536,107         1,139,999          950,403           10,000       2,636,509
                                                    -------------------------------------------------------------------------------
         Total interest-bearing liabilities           2,835,739         2,188,199        1,580,726          500,411       7,105,075
                                                    -------------------------------------------------------------------------------
Interest sensitivity gap                            $   399,496       $(1,246,156)     $  (702,138)     $ 1,968,064     $   419,266
                                                    ===============================================================================
Cumulative interest sensitivity gap                 $   399,496       $  (846,660)     $(1,548,798)     $   419,266
                                                    ===============================================================================
Cumulative interest sensitivity gap
 as a percentage of total assets                           5.05%           (10.71)%         (19.59)%           5.30%

Cumulative net interest-earning assets
 as a percentage of interest-bearing liabilities         114.09%            83.15%           76.55%          105.90%

(1) For purposes of this analysis, $457.0 million of debt securities and $1.2 billion of borrowings, which are callable within one year, are classified above according to their contractual maturity dates (primarily in the more than five year category for debt securities and more than one year to three year category for borrowings).

(2) For purposes of this analysis, mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(3) For purposes of this analysis, unearned discount, premium and deferred fees are prorated.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels and call features would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW accounts, money market and money manager accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time. The majority of the certificates of deposit projected to mature within the next year, have original terms of one and one-half to two and one-half years. The Company has and will continue to offer competitive market rates for products with these terms; therefore, the Company expects a significant amount of the balance to be renewed.

ANALYSIS OF NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following tables set forth certain information relating to the Company for the quarters and nine months ended September 30, 1997 and 1996. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters and nine months ended September 30, 1997 and 1996.

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters ended September 30, 1997 and 1996. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters ended September 30, 1997 and 1996.

                                                                                QUARTER ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------------------------
                                                                       1997                                     1996
                                                       -----------------------------------     -----------------------------------
                                                                                   AVERAGE                                 AVERAGE
                                                         AVERAGE                    YIELD/       AVERAGE                    YIELD/
ASSETS:                                                  BALANCE     INTEREST        COST        BALANCE      INTEREST       COST
                                                       -----------------------------------     -----------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
  Interest-earning assets:
   Mortgage loans                                      $3,156,929    $   62,376       7.90%    $2,434,385    $   49,031       8.01%
   Consumer and other loans                                50,946         1,297      10.18         57,530         1,519      10.50
   Mortgage-backed and mortgage-
      related securities (1)                            3,051,817        52,238       6.85      3,576,226        61,543       6.85
   Federal funds sold and
      repurchase agreements                                96,673         1,351       5.59         35,025           470       5.34
   Other securities (1)                                 1,092,467        19,713       7.22        820,576        14,153       6.86
                                                       ----------    ----------                ----------    ----------
      Total interest-earning assets                     7,448,832       136,975       7.36      6,923,742       126,716       7.28
                                                                     ----------                              ----------
Non-interest-earning assets                               293,919                                 269,072
                                                       ----------                              ----------

Total assets                                           $7,742,751                              $7,192,814
                                                       ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

 Interest-bearing liabilities:
   Savings                                             $1,109,565         7,018       2.53     $1,139,701         7,248       2.53
   Certificates of deposit                              2,698,008        37,457       5.55      2,794,543        38,416       5.47
   NOW                                                     69,440           217       1.25         72,475           368       2.02
   Money manager                                          195,840           612       1.25        187,884           954       2.02
   Money market                                           381,191         4,479       4.70        241,581         2,344       3.86
   Borrowed funds                                       2,480,516        37,100       5.98      2,061,569        29,782       5.75
                                                       ----------    ----------                ----------    ----------
     Total interest-bearing liabilities                 6,934,560        86,883       5.01      6,497,753        79,112       4.84
                                                                     ----------                              ----------
 Non-interest-bearing liabilities                         204,063                                 129,767
                                                       ----------                              ----------
Total liabilities                                       7,138,623                               6,627,520
Stockholders' equity                                      604,128                                 565,294
                                                       ----------                              ----------

Total liabilities and stockholders' equity             $7,742,751                              $7,192,814
                                                       ==========                              ==========

Net interest income/net interest rate spread (2)                     $   50,092       2.35%                  $   47,604       2.44%
                                                                     ==========      =====                   ==========      =====

Net interest-earning assets/net interest margin (3)    $  514,272                     2.69%    $  425,989                     2.74%
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

ANALYSIS OF NET INTEREST INCOME

      Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the nine months ended September 30, 1997 and 1996. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the nine months ended September 30, 1997 and 1996.

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------------------
                                                                         1997                                  1996
                                                       -----------------------------------    -----------------------------------
                                                                                   AVERAGE                                AVERAGE
                                                        AVERAGE                     YIELD/                    AVERAGE      YIELD/
ASSETS:                                                 BALANCE       INTEREST       COST      BALANCE        INTEREST      COST
                                                       -----------------------------------    -----------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Mortgage loans                                      $2,894,462    $  171,761      7.91%    $2,243,190     $  136,517     8.13%
   Consumer and other loans                                55,010         4,147     10.05         59,031          4,560    10.32
   Mortgage-backed and mortgage-
      related securities (1)                            3,287,240       167,699      6.80      3,633,587        187,119     6.88
   Federal funds sold and
      repurchase agreements                               149,439         6,198      5.53         59,918          2,418     5.39
   Other securities (1)                                   981,062        51,655      7.02        661,830         33,178     6.70
                                                       ----------    ----------               ----------     ----------
      Total interest-earning assets                     7,367,213       401,460      7.27      6,657,556        363,792     7.30
                                                                     ----------                              ----------
 Non-interest-earning assets                              245,165                                270,833
                                                       ----------                             ----------

Total assets                                           $7,612,378                             $6,928,389
                                                       ==========                             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

 Interest-bearing liabilities:
   Savings                                             $1,122,411        21,298      2.53     $1,150,543         21,832     2.53
   Certificates of deposit                              2,715,815       111,245      5.46      2,677,189        110,015     5.49
   NOW                                                     71,063           666      1.25        127,603          1,933     2.02
   Money manager                                          196,083         1,838      1.25        133,631          2,025     2.02
   Money market                                           330,524        11,230      4.53        232,865          6,654     3.82
   Borrowed funds                                       2,415,988       106,190      5.86      1,904,540         82,171     5.76
                                                       ----------    ----------               ----------     ----------
     Total interest-bearing liabilities                 6,851,884       252,467      4.91      6,226,371        224,630     4.82
                                                                     ----------                              ----------
 Non-interest-bearing liabilities                         166,316                                127,341
                                                       ----------                             ----------
Total liabilities                                       7,018,200                              6,353,712
Stockholders' equity                                      594,178                                574,677
                                                       ----------                             ----------
Total liabilities and stockholders' equity             $7,612,378                             $6,928,389
                                                       ==========                             ==========

Net interest income/net interest rate spread (2)                      $  148,993     2.36%                   $  139,162     2.48%
                                                                      ==========    =====                    ==========    =====

Net interest-earning assets/net interest margin (3)    $  515,329                    2.70%    $  431,185                    2.79%
                                                       ==========                   =====     ==========                   =====
Ratio of interest-earning assets to interest-
   bearing liabilities                                      1.08x                                  1.07x
                                                       ==========                             ==========

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

                                            Quarter Ended September 30, 1997     Nine Months Ended September 30, 1997
                                                       Compared to                           Compared to
                                            Quarter Ended September 30, 1996     Nine Months Ended September 30, 1996
                                                   Increase (Decrease)                    Increase (Decrease)
                                           ----------------------------------    ------------------------------------
                                            Volume        Rate          Net        Volume        Rate          Net
                                           --------     --------     --------     --------     --------     --------
                                                                         (In Thousands)
Interest-earning assets:
      Mortgage loans ..................    $ 14,034     $   (689)    $ 13,345     $ 39,010     $ (3,766)    $ 35,244
      Consumer and other loans ........        (175)         (47)        (222)        (298)        (115)        (413)
      Mortgage-backed and mortgage-
        related securities ............      (9,305)          --       (9,305)     (17,309)      (2,111)     (19,420)
      Federal funds sold and repurchase
        agreements ....................         858           23          881        3,715           65        3,780
      Other securities ................       4,799          761        5,560       16,813        1,664       18,477
                                           --------     --------     --------     --------     --------     --------
        Total .........................      10,211           48       10,259       41,931       (4,263)      37,668
                                           --------     --------     --------     --------     --------     --------
Interest-bearing liabilities:
      Savings .........................        (230)          --         (230)        (534)          --         (534)
      Certificates of deposit .........      (1,459)         500         (959)       1,766         (536)       1,230
      NOW .............................         (15)        (136)        (151)        (681)        (586)      (1,267)
      Money manager ...................          38         (380)        (342)        (953)         766         (187)
      Money market ....................       1,551          584        2,135        3,172        1,404        4,576
      Borrowed funds ..................       6,115        1,203        7,318       22,561        1,458       24,019
                                           --------     --------     --------     --------     --------     --------
           Total ......................       6,000        1,771        7,771       25,331        2,506       27,837
                                           --------     --------     --------     --------     --------     --------
Net change in net interest
   income .............................    $  4,211     $ (1,723)    $  2,488     $ 16,600     $ (6,769)    $  9,831
                                           ========     ========     ========     ========     ========     ========

ASSET QUALITY

      One of the Company's key operating objectives has been and continues to be to obtain and maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of owned properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, have resulted in a reduction in non-performing assets of $8.9 million, from $45.6 million at December 31, 1996 to $36.7 million at September 30, 1997, which was primarily from non-performing loans. The following tables show a comparison of delinquent loans as of September 30, 1997 and December 31, 1996.

                                                                   Delinquent Loans
                             --------------------------------------------------------------------------------------------
                                          AT SEPTEMBER 30, 1997                           AT DECEMBER 31, 1996
                             --------------------------------------------    --------------------------------------------
                                  60-89 DAYS            90 DAYS OR MORE           60-89 DAYS            90 DAYS OR MORE
                             --------------------    --------------------    --------------------    --------------------
                              NUMBER    PRINCIPAL    NUMBER     PRINCIPAL    NUMBER     PRINCIPAL    NUMBER     PRINCIPAL
                                OF       BALANCE       OF        BALANCE       OF        BALANCE       OF        BALANCE
                              LOANS     OF LOANS      LOANS     OF LOANS      LOANS     OF LOANS      LOANS     OF LOANS
                             -------    ---------    -------    ---------    -------    ---------    -------    ---------
                                                               (Dollars in Thousands)
One-to-four family ......         75     $ 4,708         224     $20,218          73     $ 3,901         276     $25,098
Multi-family ............          4         914          18       2,583           6       1,226          13       3,651
Commercial real estate ..         --          --           9       2,768           2         823          13       3,301
Construction and land ...         --          --           2         238          --          --           4         251
Consumer and other
  loans..................         20         272          35         803          52         337          92       1,159
                             -------     -------     -------     -------     -------     -------     -------     -------

  Total delinquent
    loans................         99     $ 5,894         288     $26,610         133     $ 6,287         398     $33,460
                             =======     =======     =======     =======     =======     =======     =======     =======

Delinquent loans to total
  loans .................                   0.18%                   0.79%                   0.24%                   1.26%

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, the Company has approximately $5.9 million and $6.3 million of potential problem loans at September 30, 1997 and December 31, 1996, respectively. Such loans are 60-89 days delinquent as shown on page 17.


                              NON-PERFORMING ASSETS


                                                               AT                AT
                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1997              1996
                                                          -------------      ------------
                                                               (DOLLARS IN THOUSANDS)

  Non-accrual delinquent mortgage loans (1) .......          $20,648           $24,905
  Non-accrual delinquent consumer
       and other loans ............................              803             1,159
  Mortgage loans delinquent 90 days or more (2) ...            5,159             7,396
                                                             -------           -------
       Total non-performing loans .................           26,610            33,460
                                                             -------           -------

  Real estate owned, net (3) ......................            5,323             7,421
  Investment in real estate, net (4) ..............            4,788             4,708
                                                             -------           -------
       Total real estate owned and investment
          in real estate, net .....................           10,111            12,129
                                                             -------           -------
       Total non-performing assets ................          $36,721           $45,589
                                                             =======           =======

  Allowance for loan losses to non-performing
       loans.......................................            54.36%            42.11%
  Allowance for loan losses to total loans ........             0.43%             0.53%

(1) Mortgage loans secured by other than one-to-four family properties represent 5.4% and 3.8% of the balance of non-accrual delinquent mortgage loans at September 30, 1997 and December 31, 1996, respectively.

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

The following table sets forth the Company's change in allowance for loan, investments in real estate and REO losses.

                                      (Dollars in Thousands)
ALLOWANCE FOR LOAN LOSSES:
Balance at December 31, 1996 ......          $ 14,089
    Provision charged to
    operations.....................             2,809
    Charge-offs:
         One-to-four family .......            (1,760)
         Multi-family .............            (1,088)
         Commercial ...............               (38)
         Consumer and other .......              (622)
                                             --------
              Total charge-offs ...            (3,508)
                                             --------
    Recoveries:
         One-to-four family .......               444
         Commercial ...............               513
         Consumer and other .......               117
                                             --------
             Total recoveries .....             1,074
                                             --------
    Total net charge-offs .........            (2,434)
                                             --------
Balance at September 30, 1997 .....          $ 14,464
                                             ========

Ratio of net charge-offs during the year to average loans outstanding during the period     0.04%

Ratio of allowance for loan losses to total loans at end of the period                      0.43

Ratio of allowance for loan losses to non-performing loans at end of the period            54.36

ALLOWANCE FOR INVESTMENTS
  IN REAL ESTATE AND REO LOSSES:
Balance at December 31, 1996 ....          $ 2,045
  Provision charged to
  operations.....................              387
  Charge-offs ...................             (874)
  Recoveries ....................               45
                                           -------

Balance at September 30, 1997 ...          $ 1,603
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

                                     At  September 30, 1997
                                  ---------------------------
                                                 % of Loans
                                               In Category to
                                   Amount       Total Loans
                                  -------      --------------
One-to-four family                $ 9,124           86.78%
Multi-family                        1,610            6.75
Commercial                          2,923            4.77
Construction                          181            0.25
Consumer and other loans              626            1.45
                                  -------          ------

Total allowances                  $14,464          100.00%
                                  =======          ======

The following table sets forth the composition of the Company's loan portfolio at September 30, 1997 and December 31, 1996.


                                            At September 30,             At December 31,
                                                  1997                        1996
                                        -----------------------      ----------------------
                                                        Percent                     Percent
                                                           of                          of
                                           Amount        Total          Amount       Total
                                        -----------     -------      -----------    -------
                                                         (Dollars in Thousands)

MORTGAGE LOANS:
   One-to-four family                   $ 2,917,408       86.78%     $ 2,259,409      85.18%
   Multi-family ....................        226,784        6.75          166,836       6.29
   Commercial real estate ..........        160,438        4.77          158,100       5.96
   Construction ....................          8,452        0.25           10,129       0.38
                                        -----------      ------      -----------     ------

      Total mortgage loans .........      3,313,082       98.55        2,594,474      97.81
                                        -----------      ------      -----------     ------

CONSUMER AND OTHER LOANS:
   Home equity .....................         32,288        0.96           34,895       1.32
   Passbook ........................          4,495        0.13            4,022       0.15
   Credit card......................             --          --            8,431       0.32
   Other ...........................         11,960        0.36           10,761       0.40
                                        -----------      ------      -----------     ------

      Total consumer and other
        loans.......................         48,743        1.45           58,109       2.19
                                        -----------      ------      -----------     ------


Total loans ........................      3,361,825      100.00%       2,652,583     100.00%
                                        ===========      ======      ===========     ======

LESS:
   Unearned discount, premium and
      deferred loan fees, net ......          3,592                       (1,167)
   Allowance for loan losses .......        (14,464)                     (14,089)
                                        -----------                  -----------


      Total loans, net..............    $ 3,350,953                  $ 2,637,327
                                        ===========                  ===========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair values of mortgage-backed, mortgage-related and other securities available-for-sale and held-to-maturity at September 30, 1997 and December 31, 1996.

                                                                    At September 30, 1997
                                                                    ---------------------
                                                                     Gross          Gross        Estimated
                                                     Amortized     Unrealized    Unrealized         Fair
                                                        Cost         Gains        (Losses)         Value
                                                     ----------    ----------    ----------     ----------
                                                                        (In Thousands)
AVAILABLE-FOR-SALE:
 Mortgage-backed and mortgage-related securities:
      GNMA certificates                              $  212,092    $    3,908    $       (8)    $  215,992
      FHLMC certificates                                288,317         3,119          (573)       290,863
      FNMA certificates                                  40,143           240          (155)        40,228
      REMICs:
        Agency issuance                                 828,314           198        (7,816)       820,696
        Private issuance                                 13,277            63           (19)        13,321
      Other mortgage-related                            316,999         8,595          (328)       325,266
                                                     ----------    ----------    ----------     ----------

           Total mortgage-backed and
               mortgage-related securities            1,699,142        16,123        (8,899)     1,706,366
                                                     ----------    ----------    ----------     ----------

 Other securities:
      Obligations of the U.S.
        Government and agencies                          83,300            --          (656)        82,644
      Equity securities                                  63,567         7,887            --         71,454
                                                     ----------    ----------    ----------     ----------

             Total other securities                     146,867         7,887          (656)       154,098
                                                     ----------    ----------    ----------     ----------

Total Available-for-Sale                             $1,846,009    $   24,010    $   (9,555)    $1,860,464
                                                     ==========    ==========    ==========     ==========

HELD-TO-MATURITY:
 Mortgage-backed and mortgage-related securities:
      GNMA certificates                              $   75,330    $    4,143    $       --     $   79,473
      FHLMC certificates                                 22,869           990            (5)        23,854
      FNMA certificates                                  20,305            98          (275)        20,128
      CMOs                                                4,084            64            (3)         4,145
      REMICs:
        Agency issuance                                 935,290         4,949        (5,114)       935,125
        Private issuance                                226,655           471        (2,600)       224,526
      Other mortgage-related                                247            --            --            247
                                                     ----------    ----------    ----------     ----------
             Total mortgage-backed and
               mortgage-related securities            1,284,780        10,715        (7,997)     1,287,498
                                                     ----------    ----------    ----------     ----------

 Other securities:
      Obligations of the U.S.
        government and agencies                         877,003         6,027        (1,061)       881,969
      Obligations of states and
        political subdivisions                           50,476            --           (49)        50,427
      Corporate  debt securities                         10,011            43            (1)        10,053
                                                     ----------    ----------    ----------     ----------

             Total other securities                     937,490         6,070        (1,111)       942,449
                                                     ----------    ----------    ----------     ----------

Total Held-to-Maturity                               $2,222,270    $   16,785    $   (9,108)    $2,229,947
                                                     ==========    ==========    ==========     ==========

                                                                     At December 31, 1996
                                                                     --------------------
                                                                      Gross         Gross        Estimated
                                                      Amortized    Unrealized    Unrealized         Fair
                                                        Cost          Gains        Losses          Value
                                                     ----------    ----------    ----------     ----------
                                                                       (In Thousands)
AVAILABLE-FOR-SALE:
 Mortgage-backed and mortgage-related securities:
      GNMA certificates                              $  235,751    $    2,256    $   (1,319)    $  236,688
      FHLMC certificates                                262,044         1,338        (1,785)       261,597
      FNMA certificates                                  46,364            69          (319)        46,114
      REMICs:
        Agency issuance                               1,142,349         4,225       (11,952)     1,134,622
        Private issuance                                 14,307            --          (146)        14,161
        Residuals                                         1,457           924          (102)         2,279
      Other mortgage-related                            398,014         7,340          (439)       404,915
                                                     ----------    ----------    ----------     ----------

           Total mortgage-backed and
             mortgage-related securities              2,100,286        16,152       (16,062)     2,100,376
                                                     ----------    ----------    ----------     ----------

 Other securities:
      Obligations of the U.S.
        Government and agencies                         129,066            57        (1,458)       127,665
      Equity securities                                  66,959         1,662            --         68,621
                                                     ----------    ----------    ----------     ----------
           Total other securities                       196,025         1,719        (1,458)       196,286
                                                     ----------    ----------    ----------     ----------

Total Available-for-Sale                             $2,296,311    $   17,871    $  (17,520)    $2,296,662
                                                     ==========    ==========    ==========     ==========

HELD-TO-MATURITY:
 Mortgage-backed and mortgage-related securities:
      GNMA certificates                              $   86,733    $    3,795    $      (73)    $   90,455
      FHLMC certificates                                 28,189         1,021           (16)        29,194
      FNMA certificates                                  22,044            75          (611)        21,508
      CMOs                                                6,450            61           (60)         6,451
      REMICs:
        Agency issuance                                 936,692         2,315       (12,912)       926,095
        Private issuance                                241,154           125        (6,326)       234,953
      Other mortgage-related                                351            --            --            351
                                                     ----------    ----------    ----------     ----------
           Total mortgage-backed and
               mortgage-related securities            1,321,613         7,392       (19,998)     1,309,007
                                                     ----------    ----------    ----------     ----------

 Other securities:
      Obligations of the U.S.
        Government and agencies                         578,293         1,810        (3,813)       576,290
      Obligations of states and
        political subdivisions                           51,063            --           (81)        50,982
      Corporate debt securities                          10,046            22            (2)        10,066
                                                     ----------    ----------    ----------     ----------

           Total other securities                       639,402         1,832        (3,896)       637,338
                                                     ----------    ----------    ----------     ----------

Total Held-to-Maturity                               $1,961,015    $    9,224    $  (23,894)    $1,946,345
                                                     ==========    ==========    ==========     ==========

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 AND OPERATING RESULTS FOR THE QUARTERS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


FINANCIAL CONDITION

      Total assets increased $631.6 million, to $7.9 billion at September 30,1997, from $7.3 billion at December 31, 1996. This increase was primarily due to the growth in the mortgage loan and other securities portfolios. During the nine months ended September 30, 1997, gross mortgage loans originated and purchased totaled $1.0 billion, of which $882.3 million were originations and $144.6 million were purchases. This compares to $478.9 million and $284.4 million of originations and purchases, respectively, for the nine months ended September 30, 1996. Other securities held-to-maturity increased $298.1 million, to $937.5 million at September 30,1997, from $639.4 million at December 31, 1996. The growth in these portfolios was funded primarily through medium-term (generally with maturities of two to four years) reverse repurchase agreements, which increased $556.1 million to $2.4 billion at September 30, 1997, from $1.8 billion at December 31, 1996. Additional funding sources, during the nine months ended September 30, 1997, included proceeds from various sales of securities and loans totaling $454.8 million. During the second quarter of 1997, the Company restructured its securities portfolio through the disposition of mortgage-backed and mortgage-related securities available-for-sale totaling $435.3 million. During the quarter ended September 30, 1997, the Company sold its $8.1 million credit card portfolio recognizing a net gain of $1.0 million.

      Stockholders' equity increased to $609.8 million at September 30, 1997, from $588.8 million at December 31, 1996, which reflects net income of $47.5 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $12.2 million, the effect of stock options exercised and related tax benefit of $5.7 million and the change in unrealized gains on securities, net of taxes, of $8.1 million, offset by the repurchases of common stock of $44.3 million and dividends paid of $8.3 million.

RESULTS OF OPERATIONS

GENERAL

      Net income, excluding the one-time, after-tax, SAIF recapitalization assessment of $16.9 million for the 1996 period, increased $3.2 million, or 23.5% to $16.9 million for the three months ended September 1997 from $13.7 million for the three months ended September 1996. Earnings per share for the third quarter of 1997 increased to $0.81 per share, or 24.6%, from $0.65 for the comparable 1996 period, excluding the SAIF recapitalization assessment. The return on average assets for the third quarter of 1997 increased to 0.87% from 0.76%, excluding the SAIF recapitalization assessment, for the comparable 1996 period. The return on average equity for the third quarter of 1997 increased to 11.18% from 9.59%, excluding the SAIF recapitalization assessment, for the comparable 1996 period. The return on average tangible equity for the third quarter of 1997 increased to 13.27% from 11.72%, excluding the SAIF recapitalization assessment, for the comparable 1996 period.

      For the nine months ended September 30, 1997, net income increased $7.4 million or 18.5%, to $47.5 million, from $40.1 million for the nine months ended September 30, 1996, excluding the one-time, after-tax, SAIF recapitalization assessment of $16.9 million for the 1996 period. Earnings per share for the nine months ended September 30, 1997 increased to $2.24 per share, or 18.5%, from $1.89, excluding the SAIF recapitalization assessment, for the comparable 1996 period. The return on average assets for the nine months ended September 30, 1997 increased to 0.83% from 0.77%, excluding the SAIF recapitalization assessment, for the comparable 1996 period. The return on average equity for the nine months ended September 30, 1997 increased to 10.67% from 9.27%, excluding the SAIF recapitalization assessment, for the comparable 1996 period. The return on average tangible equity for the nine months ended September 30, 1997 increased to 12.75% from 11.36%, excluding the SAIF recapitalization assessment, for the comparable 1996 period.

      Net income, including the SAIF recapitalization assessment for the 1996 period, increased $20.1 million, to $16.9 million for the three months ended September 30, 1997, from a net loss of $3.2 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net income increased $24.3 million to $47.5 million, from $23.2 million for the nine months ended September 30, 1996. For the three months ended September 30, 1997, earnings per share increased to $0.81 as compared to a loss per share of $0.17 for the comparable 1996 period. For the nine months ended September 30, 1997, earnings per share increased to $2.24 as compared to $1.12 per share for the nine months ended September 30, 1996. Return on average assets increased to 0.87% for the 1997 third quarter from a negative 0.18% for the 1996 third quarter and increased to 0.83% for the nine months ended September 30, 1997 from 0.45% for the nine months ended September 30, 1996. Return on average equity increased to 11.18% for the 1997 third quarter from a negative 2.28% for the 1996 third quarter and increased to 10.67% for the nine months ended September 30, 1997 from 5.38% for the nine months ended September 30, 1996. Return on average tangible equity increased to 13.27% for the 1997 third quarter from a negative 2.79% for the 1996 third quarter and increased to 12.75% for the nine months ended September 30, 1997 from 6.60% for the nine months ended September 30, 1996.

NET INTEREST INCOME

      Net interest income for the three months ended September 30, 1997 increased $2.5 million, or 5.2%, to $50.1 million, from $47.6 million for the three months ended September 30, 1996. The increase is due to continued growth in net average interest-earning assets, from $426.0 million for the third quarter of 1996 to $514.3 million for the third quarter of 1997. The net interest spread decreased from 2.44% for the third quarter of 1996 to 2.35% for the third quarter of 1997. This decrease resulted from the combined effect of an increase in the yield on average interest-earning assets of 8 basis points, from 7.28% for the third quarter of 1996 to 7.36% for the third quarter of 1997, and an increase in the cost of interest-bearing liabilities of 17 basis points, from 4.84% for the third quarter of 1996 to 5.01% for the third quarter of 1997. This decrease in spread, was partially offset with a $525.1 million increase in average interest-earning assets from $6.9 billion for the third quarter of 1996 to $7.4 billion for the third quarter of 1997, primarily reflecting increases in the average balances of mortgage loans and other securities. These increases were funded through additional borrowings, which are generally higher-costing than the Company's other sources of funds, and resulted in a decrease in net interest margin from 2.74% for the third quarter of 1996 to 2.69% for the third quarter of 1997.

      While long term rates have declined from the prior year, short term rates have not followed the same decline. As a result, the average yields on mortgage loans decreased 11 basis points from 8.01% for the third quarter of 1996 to 7.90% for the third quarter of 1997. Additionally, the average yield on consumer and other loans decreased 32 basis points from 10.50% for the third quarter of 1996 to 10.18% for the third quarter of 1997. Meanwhile, the average yield on federal funds and repurchase agreements increased 25 basis points from 5.34% for the third quarter of 1996 to 5.59% for the third quarter of 1997. The average yield on other securities increased 36 basis points from 6.86% for the third quarter of 1996 to 7.22% for the third quarter of 1997. The Company purchased long-term U.S. Government and agency notes held-to-maturity with non-callable features between one to three years. These purchases were funded with borrowings which have moderately extended terms to maturity. These purchases of other securities and additional borrowings have contributed to the noted increases in the yield on average interest-earning assets and cost of funds over the comparable periods.

      Net interest income for the nine months ended September 30, 1997 increased $9.8 million, or 7.1%, to $149.0 million, from $139.2 million for the nine months ended September 30, 1996. The increase is due to the growth in net average interest-earning assets, from $431.2 million for the 1996 nine month period to $515.3 million for the 1997 nine month period. The net interest spread decreased from 2.48% for the 1996 nine month period to 2.36% for the 1997 nine month period. This decrease resulted from the combined effect of a decrease in the yield on average interest-earning assets of 3 basis points, from 7.30% for the 1996 nine month period to 7.27% for the 1997 nine month period, while the cost of interest-bearing liabilities increased 9 basis points, from 4.82% for the 1996 nine month period to 4.91% for the 1997 nine month period. The net interest margin decreased from 2.79% for the 1996 nine month period to 2.70% for the 1997 nine month period, which was the result of the decrease in net interest spread, offset by a $709.7 million increase in average interest-earning assets from $6.7 billion for the 1996 nine month period to $7.4 billion for the 1997 nine month period. The increase in average interest-earning assets was primarily reflected in increases in the average balances of mortgage loans and other securities. These increases were generally funded by additional borrowings and are somewhat reflective of the third quarter changes discussed above. However, the decline in long term rates from 1996 had a stronger impact on the Company's average yield on interest earning assets for the nine months ended September 30, 1997, as compared to the prior period, as the Company has continued to emphasize the organization of mortgage loans, which generally are longer-term in nature than securities. This is reflected in the 22 basis point decrease in the average yield on mortgage loans from 8.13% for the nine months ended September 30, 1996 to 7.91% for the nine months ended September 30, 1997. Additionally, the Company's strategies to purchase higher-yielding U.S. Government and agency notes and to incur borrowings with extended terms to maturity, primarily were transacted during the second and third quarters of 1997. As a result, the average yield on other securities increased 32 basis points from 6.70% for the nine months ended September 30,1996 to 7.02% for the nine months ended September 30, 1997. The average yield on federal funds and repurchase agreements increased 14 basis points from 5.39% for the nine months ended September 30, 1996 to 5.53% for the nine months ended September 30, 1997.

PROVISION FOR LOAN LOSSES

      Provision for loan losses was $895,000 for the third quarter of 1997 and $958,000 for the comparable period in 1996. For the nine months ended September 30, 1997 and 1996, provision for loan losses was $2.8 million and $3.5 million, respectively. The allowance for loan losses increased from $14.1 million at December 31, 1996 to $14.5 million at September 30, 1997, which reflected both the growth in the mortgage portfolio, offset by the decline in non-performing loans during the nine months ended September 30, 1997. Non-performing loans decreased from $33.5 million at December 31, 1996 to $26.6 million at September 30, 1997. The reduction in non-performing loans continued to improve the Company's percentage of allowance for loan losses to non-performing loans from 42.11% at December 31, 1996 to 54.36% at September 30, 1997. Net charge offs for the quarter and nine months ended September 30, 1997 were $1.4 million and $2.4 million, respectively as compared to $269,000 and $3.0 million for the quarter and nine months ended September 30, 1996. For further discussion on non-performing loans, see "Asset Quality".

NON-INTEREST INCOME

      For the quarter ended September 30, 1997 non-interest income, exclusive of net gain on sales of securities and loans of $3.2 million, was $3.6 million as compared to $3.3 million, exclusive of net gain on sales of securities and loans of $52,000, for the quarter ended September 30, 1996. For the 1997 nine month period non-interest income, exclusive of net gain on sales of securities and loans of $4.7 million, increased 12.3% to $10.2 million from $9.1 million, exclusive of net gain on sales of securities and loans of $1.3 million, for the 1996 nine month period. The increases are primarily in customer service and loan fees, which totaled $2.6 million and $7.6 million for the three and nine months ended September 30, 1997, respectively, compared to $2.4 million and $6.7 million for the three and nine months ended September 30, 1996, respectively.

      During the quarter ended September 30, 1997, the Company recorded a gain on the sale of its credit card portfolio of $1.0 million and $2.1 million relating to the satisfaction of a former problem loan.

NON-INTEREST EXPENSE

      Non-interest expense for the quarter ended September 30, 1997 was $26.4 million which reflects a slight increase from $26.0 million, exclusive of the SAIF recapitalization assessment of $28.5 million, for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 non-interest expense was $79.0 million as compared to $80.0 million for the same period in 1996, exclusive of the SAIF recapitalization assessment of $28.5 million and $5.3 million of non-recurring recoveries from gains on dispositions of real estate owned and investments in real estate.

      General and administrative expense increased to $24.1 million for the three months ended September 30, 1997 from $23.9 million for the comparable 1996 three month period. For the 1997 nine month period, general and administrative expense decreased to $72.0 million from $72.5 million for the comparable 1996 nine month period.

The Company's federal deposit insurance premium decreased during the three and nine months ended September 30, 1997 by $1.8 million and $5.1 million, respectively, as compared to the three and nine months ended September 30, 1996 as a result of the 1996 legislation to recapitalize the SAIF. These decreases were offset by increases in compensation and benefits of $1.4 million and $3.1 million, respectively, for the three and nine months ended September 30, 1997 as compared to their respective 1996 periods. The increases in compensation and benefits were primarily due to an increase in the amortization relating to the allocation of ESOP stock, which increased $1.3 million and $3.2 million, respectively, for the three and nine month periods ended September 30, 1997, as compared to the respective prior year periods. These increases are a result of the higher average fair market value of the Company's stock during the periods. The Company's percentage of general and administrative expense to average assets improved from 1.33% for the quarter ended September 30, 1996 to 1.24% for the quarter ended September 30, 1997, and improved from 1.39% to 1.26% for the nine months ended September 30, 1996 and 1997, respectively. The Company's efficiency ratio also improved from 46.88% for the quarter ended September 30, 1996 to 44.91% for the quarter ended September 30, 1997. For the nine months ended September 30, 1996 and 1997, the Company's efficiency ratio improved from 48.90% to 45.22%, respectively.

INCOME TAX EXPENSE

      Income tax expense increased to $12.7 million for the three months ended September 30, 1997 from a tax benefit of $1.3 million for the same period in 1996, which resulted primarily from the SAIF recapitalization assessment in 1996. For the nine months ended September 30, 1997, income tax expense was $34.5 million, representing an effective tax rate of 42.1%, as compared to $19.5 million, representing an effective tax rate of 45.7%, for the 1996 nine month period. The reduction in the Company's effective tax rate was primarily attributed to certain tax benefits associated with a subsidiary of the Association.

CASH EARNINGS

      Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. Cash earnings for the three months ended September 30, 1997 increased $4.7 million to $23.4 million from $18.7 million, exclusive of the after-tax SAIF recapitalization assessment of $16.9 million, for the three months ended September 30, 1996. For the nine month period ended September 30, 1997 cash earnings increased $11.2 million to $66.1 million from $54.9 million, exclusive of the after-tax SAIF recapitalization assessment of $16.9 million, for the 1996 nine month period.

      The cash returns on average tangible equity for the three and nine months ended September 30, 1997 were 18.41% and 17.72%, respectively, which improved from the comparable periods in 1996, which were 16.09% and 15.56%, respectively, exclusive of the after-tax SAIF recapitalization assessment of $16.9 million. The cash returns on average assets for the three and nine months ended September 30, 1997 were 1.21% and 1.16%, respectively, which also improved from the comparable periods in 1996, which were 1.04% and 1.06%, respectively, exclusive of the after-tax SAIF recapitalization assessment of $16.9 million. The Company's cash efficiency ratio improved from 41.15% for the quarter ended September 30, 1996 to 36.65% for the quarter ended September 30, 1997. The cash efficiency ratio also improved from 43.28% for the nine months ended September 30, 1996 to 37.55% for the nine months ended September 30, 1997.

      Presented below are the Company's Consolidated Schedules of Cash Earnings for the three months and nine months ended September 30, 1997 and 1996.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF  CASH EARNINGS
(In Thousands, Except Share Data)

                                                        Three Months Ended                                      Three Months Ended
                                                        September 30, 1997                                      September 30, 1996
                                           -------------------------------------------------    ----------------------------------
                                             Reported                               Cash            Report
                                             Earnings       Adjustments           Earnings         Earnings         Adjustments
                                           ------------    ------------         ------------    ------------       ------------
Total interest income                      $    136,975              --         $    136,975    $    126,716                 --
Total interest expense                           86,883              --               86,883          79,112                 --
                                           -----------     ------------         ------------    ------------       ------------
Net interest income                              50,092              --               50,092          47,604                 --
Provision for loan losses                           895              --                  895             958                 --
                                           ------------    ------------         ------------    ------------       ------------
Net interest income after
  provision for loan losses                      49,197              --               49,197          46,646                 --
                                           ------------    ------------         ------------    ------------       ------------

Total non-interest income                         6,729              --                6,729           3,374                 --
                                                                                ------------    ------------       ------------

Non-interest expense:
   General and administrative:
        Compensation and benefits                13,622          (4,431)(1)            9,191          12,237             (2,918)(1)
        Other general and administrative         10,469              --               10,469          11,635                 --
                                           ------------    ------------         ------------    ------------       ------------
   Total general and administrative              24,091          (4,431)              19,660          23,872             (2,918)
   Real estate operations, net                       85              --                   85             176                 --
   Provision for (recovery of) real
      estate losses                                  96              --                   96            (202)                --
   Amortization of excess of cost
       over fair value of net assets
       acquired                                   2,110       (2,110)(2)               2,171          (2,171)(2)             --
   SAIF recapitalization assessment                  --              --                   --          28,545                 --
                                           ------------    ------------         ------------    ------------       ------------
Total non-interest expense                       26,382          (6,541)              19,841          54,562             (5,089)
                                           ------------    ------------         ------------    ------------       ------------

Income (loss) before income
   tax expense (benefit)                         29,544           6,541               36,085          (4,542)             5,089
Income tax expense (benefit)                     12,652              --               12,652          (1,320)                --
                                           ------------    ------------         ------------    ------------       ------------

NET INCOME (LOSS)                          $     16,892    $      6,541         $     23,433    $     (3,222)      $      5,089
                                           ============    ============         ============    ============       ============

Primary earnings (loss) per share          $       0.81    $       0.31         $       1.12    $      (0.17)      $       0.27
                                           ============    ============         ============    ============       ============
Fully diluted earnings (loss)
  per share                                $       0.81    $       0.31         $       1.12    $      (0.17)      $       0.27
                                           ============    ============         ============    ============       ============
Primary weighted average common
  stock and common
  stock equivalents                          20,924,539                                           19,446,410(3)
Fully diluted weighted average common
   stock and common
   stock equivalents                         20,968,411                                           19,466,410(3)
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME, excluding SAIF
   recapitalization assessment (4)                                                              $     13,652       $      5,089
                                                                                                ============       ============
Earnings per share excluding SAIF
   recapitalization assessment,
   net of taxes(4), (5)                                                                         $       0.65       $       0.24
                                                                                                ============       ============

                                           Three Months
                                              Ended
                                          September 30,
                                               1996
                                          -------------
                                               Cash
                                             Earnings
                                           ------------
Total interest income                      $    126,716
Total interest expense                           79,112
                                           ------------
Net interest income                              47,604
Provision for loan losses                           958
                                           ------------
Net interest income after
  provision for loan losses                      46,646
                                           ------------

Total non-interest income                         3,374
                                           ------------

Non-interest expense:
   General and administrative:
        Compensation and benefits                 9,319
        Other general and administrative         11,635
                                           ------------
   Total general and administrative              20,954
   Real estate operations, net                      176
   Provision for (recovery of) real
      estate losses                                (202)
   Amortization of excess of cost
       over fair value of net assets
       acquired                                      --
   SAIF recapitalization assessment              28,545
                                           ------------
Total non-interest expense                       49,473
                                           ------------

Income (loss) before income
   tax expense (benefit)                            547
Income tax expense (benefit)
                                           ------------

NET INCOME (LOSS)                          $      1,867
                                           ============

Primary earnings (loss) per share          $       0.10
                                           ============
Fully diluted earnings (loss)
  per share                                $       0.10
                                           ============
Primary weighted average common
  stock and common
  stock equivalents
Fully diluted weighted average common
   stock and common
   stock equivalents
-------------------------------------------------------

NET INCOME, excluding SAIF
   recapitalization assessment (4)         $     18,741
                                           ============
Earnings per share excluding SAIF
   recapitalization assessment,
   net of taxes(4), (5)                    $       0.89
                                           ============

(1) Non-cash amortization expense relating to allocation of ESOP stock and earned portion of RRP stock, and related tax benefit.

(2) Non-cash amortization expense of excess of cost over fair value of net assets acquired (goodwill).

(3) Common stock equivalents are excluded for loss periods as they are antidilutive.

(4)   Excluding SAIF recapitalization assessment of $16,874,000, net of taxes.

(5) Based on common stock and common stock equivalents of 20,985,571, which includes dilutive effect of equivalents.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED SCHEDULES OF  CASH EARNINGS
(In Thousands, Except Share Data)

                                                         Nine Months Ended                                      Nine Months Ended
                                                         September 30, 1997                                     September 30, 1996
                                            ------------------------------------------------    ----------------------------------
                                              Reported                             Cash            Report
                                              Earnings       Adjustments          Earnings        Earnings          Adjustments
                                            ------------    ------------        ------------    ------------       ------------
Total interest income                       $    401,460              --        $    401,460    $    363,792                 --
Total interest expense                           252,467              --             252,467         224,630                 --
                                            ------------                        ------------    ------------
Net interest income                              148,993              --             148,993         139,162                 --
Provision for loan losses                          2,809              --               2,809           3,522                 --
                                            ------------                        ------------    ------------
Net interest income after
  provision for loan losses                      146,184              --             146,184         135,640                 --
                                            ------------                        ------------    ------------

Total non-interest income                         14,861              --              14,861          10,371                 --
                                            ------------                        ------------    ------------
Non-interest expense:
   General and administrative:
        Compensation and benefits                 39,907         (12,212)(1)          27,695          36,843             (8,324)(1)
        Other general and administrative          32,069              --              32,069          35,630                 --
                                            ------------    ------------        ------------    ------------       ------------
   Total general and administrative               71,976         (12,212)             59,764          72,473             (8,324)
   Real estate operations, net                       276              --                 276          (2,740)                --
   Provision (recovery of) for real
      estate losses                                  387              --                 387          (1,534)                --
   Amortization of excess of cost
       over fair value of net assets
       acquired                                    6,330          (6,330)(2)              --           6,513             (6,513)(2)
   SAIF recapitalization assessment                   --              --                  --          28,545                 --
                                            ------------    ------------        ------------    ------------       ------------
 Total non-interest expense                       78,969         (18,542)             60,427         103,257            (14,837)
                                            ------------    ------------        ------------    ------------       ------------
Income before income tax expense                  82,076          18,542             100,618          42,754             14,837
Income tax expense                                34,543              --              34,543          19,548                 --
                                            ------------    ------------        ------------    ------------       ------------

NET INCOME                                  $     47,533    $     18,542        $     66,075    $     23,206       $     14,837
                                            ============    ============        ============    ============       ============
Primary earnings per share                  $       2.25    $       0.88        $       3.13    $       1.12       $       0.72
                                            ============    ============        ============    ============       ============
Fully diluted earnings
    per share                               $       2.24    $       0.88        $       3.12    $       1.12       $       0.71
                                            ============    ============        ============    ============       ============
Primary weighted average common
  stock and common
  stock equivalents                           21,092,003                                          20,713,185(3)
Fully diluted weighted average common
  stock and common
  stock equivalents                           21,211,393                                          20,746,062(3)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME, excluding SAIF
   recapitalization assessment (4)                                                              $     40,080       $     14,837
                                                                                                ============       ============
Earnings per share excluding SAIF
   recapitalization assessment,
   net of taxes (4), (5)                                                                        $       1.89       $       0.70
                                                                                                ============       ============

                                             Nine Months
                                                Ended
                                            September 30,
                                                1996
                                            -------------
                                                Cash
                                              Earnings
                                            ------------
Total interest income                       $    363,792
Total interest expense                           224,630
                                            ------------
Net interest income                              139,162
Provision for loan losses                          3,522
                                            ------------
Net interest income after
  provision for loan losses                      135,640
                                            ------------

Total non-interest income                         10,371
                                            ------------
Non-interest expense:
   General and administrative:
        Compensation and benefits                 28,519
        Other general and administrative          35,630
                                            ------------
   Total general and administrative               64,149
   Real estate operations, net                    (2,740)
   Provision (recovery of) for real
      estate losses                               (1,534)
   Amortization of excess of cost
       over fair value of net assets
       acquired                                       --
   SAIF recapitalization assessment               28,545
                                            ------------
 Total non-interest expense                       88,420
                                            ------------
Income before income tax expense                  57,591
Income tax expense                                19,548
                                            ------------

NET INCOME                                  $     38,043
                                            ============
Primary earnings per share                  $       1.84
                                            ============
Fully diluted earnings
    per share                               $       1.83
                                            ============
Primary weighted average common
  stock and common
  stock equivalents
Fully diluted weighted average common
  stock and common
  stock equivalents
--------------------------------------------------------

NET INCOME, excluding SAIF
   recapitalization assessment (4)          $     54,917
                                            ============
Earnings per share excluding SAIF
   recapitalization assessment,
   net of taxes (4), (5)                    $       2.59
                                            ============

(1) Non-cash amortization expense relating to allocation of ESOP stock and earned portion of RRP stock, and related tax benefit.

(2) Non-cash amortization expense of excess of cost over fair value of net assets acquired (goodwill).

(3) Common stock equivalents are excluded for loss periods as they are antidilutive.

(4)   Excluding SAIF recapitalization assessment of $16,874,000, net of taxes.

(5) Based on common stock and common stock equivalents of 21,226,238, which includes dilutive effect of equivalents.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On July 21, 1995, the Association commenced an action, Astoria Federal Savings and Loan Association v. United States, No. 95-468C, in the United
States Court of Federal Claims against the United States seeking in excess of $250 million in damages arising from the breach of an assistance agreement entered into by the Association's predecessor in interest, Fidelity, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association, and the government's subsequent enactment and implementation of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989. The case was stayed by the court throughout most of 1996 awaiting the decision of the United States Supreme Court in U.S. v. Winstar Corp. 116 S.Ct.2432 (1996) which held the government liable for breach of contract to the Plaintiffs in three similar cases and remanded such cases to the Court of Federal Claims to ascertain damage, and while a case management order was finalized in October 1996 which established procedures for a more efficient prosecution of the approximately 125 similar cases pending before the court. In November 1996, the Association moved for partial summary judgment against the government on the issues of whether Fidelity had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government contested such motion and cross-moved for summary judgment with respect to dismiss the Association's contract claims. (The Association's complaint also asserts claims based on promissory estoppel, failure of consideration and frustration of purpose, and a taking of the Association's property without just compensation in violation of the Fifth Amendment to the United States Constitution.)

      On August 7 and 8, 1997, the United States Court of Federal Claims heard oral arguments on 11 common issues raised by the government in the various partial summary judgment motions filed by the Plaintiffs in the goodwill cases and 4 specific summary judgment motions, not including the Association's. Among the common issues raised that impact the Association's case, were questions related to the effect of termination provisions contained in the assistance or other agreements executed by the government and Plaintiffs, whether application of the "unmistakability" doctrine precludes recovery, whether the government's promise to allow goodwill to be amortized over a specified period allowed such goodwill to be treated as regulatory capital for a like period, and whether, even if the acquisition would have rendered the resulting institution immediately insolvent, i.e., out of capital compliance, but for the government's promise regarding regulatory capital treatment of goodwill, there is still no capital contract if either (i) the acquiror would have been willing to bear the risk that the government could at any time have declared the institution insolvent or (ii) the transaction also includes a government promise not to seize the institution for a specified period due to any acquisition-related failure to meet applicable net worth requirements. Management believes that as a matter of law these issues were substantially raised and resolved by the United States Supreme Court in the Winstar Case. Both the Association's motion and a ruling on the common issues remains pending before the United States Court of Federal Claims.

      While management is confident that it will be successful in the pursuit of its motion and intends to aggressively pursue its claim against the government, no assurance can be given as to the result of such claim or the timing of the recovery, if any, with respect thereto. The costs incurred with respect to this litigation to date are not material to the Association's results of operations.

      Based upon the current scheduling by the Court pursuant to the case management order, the Association does not expect to commence significant discovery in its case until 1999.

      On April 3, 1997, a purported class action (the "Action") was commenced in the Supreme Court of the State of New York (Kings County) entitled Leonard Minzer et ano. v. Gerard C. Keegan, et al. (Index No. 11456/1997) against Greater and its directors and certain executive officers. The suit alleges, among other things, that the directors and executive officers of Greater have breached their fiduciary duties in entering into the Merger Agreement and related arrangements. The complaint seeks, among other things, a preliminary and permanent injunction against the Merger and the related transactions, an order to the directors and executive officers of Greater to carry-out their fiduciary duties and unspecified damages and costs. Greater has indicated that it believes that the allegations made in the Action are without merit and, on May 16, 1997, the defendants filed a motion to dismiss the Action. The

Association is a party to such action as the successor in interest to Greater as a result of the Merger. The Association intends to aggressively defend its interest with respect to such matter.

      On July 18, 1997, a purported class action (the "Federal Action") was commenced in the United States District Court for the Eastern District of New York entitled Leonard Minzer et ano. v. Gerard C. Keegan, et al. (Index No. 97 Civ. 4077 (CPS)) against Greater, Greater's directors and certain of its executive officers, the Company and the Association. The suit alleges, among other things, that Greater, Greater's directors and certain of its executive officers solicited proxies in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, promulgated thereunder, by failing to disclose certain allegedly material facts in the proxy statement, as amended, that was circulated to Greater stockholders in connection with the Merger, and that Greater's directors and certain of its executive officers have breached their fiduciary duties by entering into the Merger Agreement and related arrangements. The suit further alleges, without specification, that the Company and the Association participated in the preparation, specification and distribution of Greater's proxy materials and/or aided and abetted the alleged breaches of fiduciary duty by Greater defendants. Plaintiffs sought, among other things, a preliminary and permanent injunction against consummation of the Merger and the related transactions, an order directing that the directors and executive officers of Greater carry-out their fiduciary duties and unspecified damages and costs. The Company and the Association were served with the complaint in the Federal Action on July 30, 1997. On July 31, 1997, Plaintiffs made an application to the Court for expedited discovery and to set a hearing on their prospective application for a preliminary injunction. Shortly thereafter, all defendants in the Action filed motions to dismiss the complaint in the Federal Action.

      At a hearing on August 11, 1997, the Court permitted certain limited, particularized discovery to be had by Plaintiffs. On September 2, 1997, Plaintiffs filed an amended complaint and an Application for a preliminary injunction (the "Application").

      An evidentiary hearing on Plaintiffs' Application was held on September 10, 1997. On September 22, 1997, the Court issued a written decision denying Plaintiffs' Application in all respects.

      The Company and the Association believe the allegations made in the amended complaint in the Federal Action are without merit and intend to aggressively defend their interests with respect to such matters.

      During 1994, an action was commenced against the Association, AF Roosevelt Avenue Corporation, a wholly owned subsidiary of the Association, 149 Roosevelt Avenue Associates, a joint venture in which AF Roosevelt Avenue Corporation was a joint venture partner, Henry Drewitz, then Chairman of the Board of the Association, and George L. Engelke, Jr., Chairman, President and Chief Executive Officer of the Association and a director and officer of AF Roosevelt Avenue Corporation, among others. The litigation, which seeks damages in excess of $20,000,000, arises from the development by 149 Roosevelt Avenue Associates of a condominium project commencing in the mid 1980's. The development consists of 134 residential units, 25 medical facility units, and associated parking and other facilities located in Flushing, New York. The litigation, commenced by the Board of Managers of the condominium, alleges that there are various defects in the condominium buildings with respect to the roof, certain masonry work and structural components and seeks damages based upon breach of contract, fraud, misrepresentation, breach of warranty, violations of Articles 23A and 36B of the General Business Law of the State of New York, recklessness and negligence. The above listed defendants have served their answers in the litigation, which is in the preliminary stages of discovery. The Association has notified its liability and director and officer liability insurance carriers of the action.

      On September 19, 1997, the Queens Buildings Department ordered the partial evacuation of the condominium. On October 2, 1997, the City of New York commenced an action in New York State Supreme Court, Queens County against the Vista Tower Condominium, the Condominium's Board of Managers, alleged members of the Board of Managers individually and the Association. The action, which names the Association only as an owner of individual units and holder of mortgages on certain units within the condominium without naming other unit owners as defendants, seeks injunctive relief to abate what are alleged to be public nuisances and violations of the New York City Building Code. Prior to commencement of the action, the Association had made a similar demand upon the Board of Managers as the conditions complained of by the City of New York relate to common areas of the building. The

Association has answered such action denying the allegations of the complaint and filed cross claims against the Board of Managers and its alleged members individually for breach of their fiduciary duty to unit owners in failing to respond to the New York City Building Department, indemnification and contribution. As a result of its substantial financial interest in the building, the Association has undertaken at its expense design work necessary to allow the building to be reoccupied and has agreed to fund temporary repairs to the building. The amount of such repairs are not material to the Association's results of operation. In addition, in order to protect its financial interests in the Condominium and without admitting liability, the Association has agreed with the New York State Attorney General to pay the reasonable cost of permanent structural and related repairs to the Condominium which are currently estimated to be between $1.2 million and $1.7 million. The Association currently owns 11 units within the Condominium and has mortgages, prior to the application of loan loss reserves, totaling $5.6 million on 83 units.

      Management of the Association is continuing to work with the Attorney General's office, the Queens Buildings Department and the Board of Managers in an attempt to remedy the situation. In the event such a remedy is not found, the Association intends to continue to defend the action vigorously.

      No other material events occurred with respect to legal proceedings during the quarter ended September 30, 1997, not previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 1, 1997, at a special meeting of the stockholders of the Company, the stockholders approved the issuance by the Company of shares of its common stock pursuant to the Agreement and Plan of Merger, as amended, by and among the Company, the Association and Greater (the "Merger Agreement"). The stockholders also approved, at that meeting, the amendment of the Company's Certificate of Incorporation to change the par value of the Company's authorized preferred stock from $0.01 to $1.00 per share. The matters received the following votes:

      1. The approval of the issuance of shares by the Company of shares of its common stock pursuant to the Merger Agreement:

                      For:                           17,199,220
                      Against:                          175,782
                      Abstained:                         54,692
                      Broker Non-Vote:                  353,126

      2. The approval of the amendment to the Company's Certificate of Incorporation to change the par value of the Company's preferred stock from $0.01 to $1.00 per share:

                      For:                           17,506,933
                      Against:                          167,631
                      Abstained:                        108,256
                      Broker Non-Vote:                        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            11.   Statement Re: Computation of Per Share Earnings

            27.   Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            The following reports on Form 8-K have been filed with the Securities and Exchange Commission since the beginning of the quarter ended September 30, 1997:

      1) Form 8-K dated June 30, 1997 (filed July 1, 1997) which included the First Amendment to the definitive agreement pursuant to which the Company proposes to acquire the Greater New York Savings Bank; and

      2) Form 8-K dated July 17, 1997 which included a copy of the Company's press release announcing its earnings for the quarter ended June 30, 1997 and the declaration of a quarterly cash dividend payable on September 2, 1997; and

      3) Form 8-K dated July 24, 1997 which announced the commencement of a purported class action in United States District Court of the Eastern District of New York entitled Leonard Minzer and Harry Schipper v. Gerard C. Keegan, et al (Index No. 97 Civ. 4077 (CPS)) against Astoria Financial Corporation, Astoria Federal Savings and Loan Association and others; and

      4) Form 8-K dated August 7, 1997 which announced the results of the Company's Special Meeting of Stockholders held on August 1, 1997; and

      5) Form 8-K dated October 3, 1997, which announced the completion of the acquisition of the Greater New York Savings Bank by Astoria Financial Corporation following the close of business on September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Astoria Financial Corporation



Dated: November  12, 1997     By:      /s/        Monte N. Redman
       --------------------            -----------------------------------------
                                       Monte N. Redman
                                       Senior Vice President and Chief
                                       Financial Officer


Dated: November 12, 1997               By:/s/        Frank E. Fusco
       --------------------            -----------------------------------------
                                       Frank E. Fusco
                                       First Vice President, Chief Accounting
                                       Officer and Controller

                                  Exhibit Index


Exhibit No.              Identification of Exhibit
-----------              -------------------------
    11.                  Statement Re: Computation of Per Share Earnings

    27.                  Financial Data Schedule