Form 10-K405
period 1997-12-31
ASTORIA FINANCIAL CORP
filed 1998-03-25
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  (Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998: Common stock par value $.01 per share, $1,330,759,575. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on March 2, 1998, which was $56.25 as reported in the Wall Street Journal on March 3, 1998. The number of shares of the registrant's Common Stock outstanding as of March 2, 1998 was 26,398,340 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into this Form 10-K and the part into which such document is so incorporated are as follows: (1) the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Parts I, II and IV) and (2) the definitive Proxy Statement dated April 2, 1998 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Stockholders to be held on May 6, 1998 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 3, 1998 (Part III).

                         FORM 10-K CROSS-REFERENCE INDEX

Part I                                                                                         Page
------                                                                                         ----
Item 1.         Business
                 Description of Business...................................................      1
                 Statistical Data:
                 Distribution of Assets, Liabilities and Stockholders'
                 Equity; Interest Rates and Interest Differential .........................     22
                 Securities Portfolio......................................................     23
                 Loan Portfolio............................................................     25
                 Allowance for Losses on Loans, Investments in
                  Real Estate and Real Estate Owned .......................................     31
                 Deposits..................................................................     33
                 Return on Equity and Assets...............................................     36
                 Borrowings................................................................     36
Item 2.         Properties.................................................................     37
Item 3.         Legal Proceedings..........................................................     42
Item 4.         Submission of Matters to a Vote of Security Holders .......................     44

Part II

Item 5.         Market for the Registrant's Common Equity and
                 Related Stockholder Matters...............................................     45
Item 6.         Selected Financial Data....................................................     45
Item 7.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................................     45
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk ................     45
Item 8.         Financial Statements and Supplementary Data
                 Astoria Financial Corporation and Subsidiary:
                      Independent Auditors' Report.........................................     45
                      Consolidated Statements of Financial Condition ......................     45
                      Consolidated Statements of Operations ...............................     45
                      Consolidated Statements of Changes in
                          Stockholders' Equity.............................................     45
                      Consolidated Statements of Cash Flows ...............................     45
                      Notes to Consolidated Financial Statements ..........................     45
Item 9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................................     45

Part III

Item 10.        Directors and Executive Officers of the Registrant ........................     46
Item 11.        Executive Compensation.....................................................     46
Item 12.        Security Ownership of Certain Beneficial Owners
                 and Management............................................................     46
Item 13.        Certain Relationships and Related Transactions ............................     46

Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K..................................................................     47
SIGNATURES  ...............................................................................     54

                                     PART I

ITEM 1.  BUSINESS

         Astoria Financial Corporation (the "Company") is a Delaware Corporation organized on June 14, 1993, for the purpose of becoming a holding company to own all of the outstanding capital stock of Astoria Federal Savings and Loan Association (the "Association") upon the Association's conversion from the mutual to the stock form of ownership. The stock conversion and the Company's initial public offering were completed on November 18, 1993, at which time, the Company purchased all of the outstanding stock of the Association.

         In addition to directing, planning and coordinating the business activities of the Association, the Company invests primarily in U.S. Government and federal agency securities, mortgage-backed securities and other securities. The Company has acquired, and may continue to acquire or organize either directly or indirectly through the Association other operating subsidiaries, including other financial institutions.


         GENERAL. The primary business of the Company is the operation of its wholly owned subsidiary, the Association. The Association's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in one-to-four family residential mortgage loans and mortgage-backed securities and, to a lesser extent, multi-family residential mortgage loans, commercial real estate loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and agencies thereof and other investments permitted by federal laws and regulations. The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its other securities portfolio. The Association's cost of funds consists of interest expense on deposits and borrowings.

         The information presented in the financial statements and in this Form 10-K reflects the financial condition and results of operations of the Company, as consolidated with the Association.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Form 10-K contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, changes in general economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread, other income, or cash flow anticipated from the Company's operations and investments.

MARKET AREA AND COMPETITION

         The Association has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. The Association's deposit gathering and direct loan originations are primarily concentrated in the communities surrounding the Association's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York City metropolitan area and Chenango and Otsego counties in upstate New York.

         The New York City metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than the Company. All are competitors of the Company to varying degrees. The Company's competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks, and savings and loan associations. The Company's most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. The Company also faces intense competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. See "Regulation and Supervision - Federally Chartered Savings Association Regulation - 'Insurance of Deposit Accounts.'"

         The New York City metropolitan area economy, during the last three years, has shown increased growth as evidenced by local employment growth statistics. Improvement can also be seen in the local real estate market, as reflected in increased existing home sales during the past few years and an increase in local real estate values. The Company's broker and third party loan origination programs increased its volume of one-to-four family residential loans outside its primary lending market, thereby reducing its geographical loan concentration as well as its potential exposure to a concentration of credit risk. At December 31, 1997, $999.7 million or 23.3% of the Company's total mortgage loan portfolio was secured by properties located in 42 states other than New York. However, the Company does not have a concentration of lending in any state, other than New York, that comprises more than 10% of the total loan portfolio.

         The Company serves its local market areas with a wide selection of loan products and other retail financial services. Management considers the Company's strong banking office network, together with its reputation for financial strength and customer service, as its major competitive advantage in attracting and retaining customers in its market areas. The Company also believes it benefits from its community orientation as well as its established deposit base and levels of core deposits.

ACQUISITIONS

         THE GREATER ACQUISITION. Following the close of business on September 30, 1997, the Company completed the acquisition of The Greater New York Savings Bank ("The Greater"), by merger of The Greater with and into the Association in a transaction ("The Greater Acquisition"), that was accounted for as a purchase. Pursuant to the terms of The Greater Acquisition, the aggregate consideration paid to stockholders of The Greater's common stock consisted of 0.50 shares of the Company's common stock (the "Common Stock") per share of The Greater's common stock for 75% of the shares of The Greater's common stock outstanding and $19.00 per share of The Greater's common stock for the remaining 25% of the shares of The Greater's common stock outstanding. The actual consideration received by a stockholder for shares of The Greater's common stock depended on certain election, allocation and proration procedures. In addition, the Company issued 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock"), in exchange for all of the outstanding 12% Noncumulative Preferred Stock, Series B of The Greater at the time of The Greater Acquisition.

The total consideration paid in The Greater Acquisition was $399.5 million, which included $38.2 million of transaction costs. As a result of The Greater Acquisition, after the close of business on September 30, 1997, the Company had assets of $10.31 billion, deposits of $6.16 billion, net loans, real estate owned and investments in real estate of $4.29 billion and stockholders equity of $893.1 million. The addition of The Greater's fourteen banking offices, and two new offices opened shortly after The Greater Acquisition, increased the number of the Company's banking offices to sixty-one, but more importantly, provided the Company a substantial market presence in Brooklyn, New York. The excess of cost over fair value of net assets acquired ("goodwill") generated in the transaction was $169.3 million, which is being amortized on a straight line basis over 15 years. As of the completion of The Greater Acquisition, through the date of this report, the Association has continued to exceed each of its regulatory capital requirements.

         FIDELITY ACQUISITION. After the close of business on January 31, 1995, the Company completed the acquisition of Fidelity New York F.S.B. ("Fidelity") in a transaction (the "Fidelity Acquisition") which was accounted for as a purchase. The cost of the Fidelity Acquisition was $157.8 million including approximately $21.3 million of acquisition-related costs. The Fidelity Acquisition strengthened the Company's deposit market share of the Long Island market (Queens, Nassau and Suffolk counties). Goodwill generated in the transaction was $112.1 million, which is being amortized on a straight line basis over 15 years.

LENDING ACTIVITIES

         GENERAL. The Company's loan portfolio is comprised primarily of mortgage loans, most of which are conventional loans secured by one-to-four family residences and, to a lesser extent, by multi-family residences and commercial real estate. The remainder of the portfolio consists of a variety of consumer and other loans.

         At December 31, 1997, $128.6 million, or 3.0% of the Company's total loan portfolio consisted of purchased mortgage loans and loan participations, serviced by others, which consisted primarily of one-to-four family residential mortgage loans. Currently, the Company generally only purchases loans which are underwritten in accordance with guidelines that meet or exceed the Company's underwriting guidelines.

         From December 31, 1993 to December 31, 1997, the Company's total net loan portfolio increased from $1.51 billion, or 36.6% of total assets, to $4.30 billion, or 40.9% of total assets. The increase resulted primarily from the Company's initiation, during 1994, of a third party loan origination program and a broker loan program coupled with a strengthening of the mortgage market, the acquisitions of Fidelity and The Greater and from bulk purchases made during the years ended December 31, 1995 and 1996. The Company originates mortgage loans, either directly from existing or past customers, members of the local communities served, or local real estate agents, attorneys and builders, or indirectly through brokers. The retail loan origination program accounted for approximately $283.5 million and $234.6 million of originations during 1997 and 1996, respectively. The broker loan program consists of relationships with mortgage brokers and accounted for approximately $996.9 million and $378.1 million of originations during 1997 and 1996, respectively. In 1997, the Company further expanded its relationships with mortgage brokers outside its local area, through additional networks located in Connecticut, Maryland and Virginia. The Company's correspondent loan program (third party originated loans), which includes relationships with other financial institutions, mortgage brokers, and mortgage-bankers, was initiated in 1994 to increase loan volume and, to a lesser degree, reduce the Company's geographical loan concentration. Under this program, loans are underwritten by the Company, solicited, committed for and closed by the third party and subsequently purchased by the Company. This program accounted for approximately $200.1 million and $255.8 million of loan purchases during 1997 and 1996, respectively, of which $135.7 million and $192.7 million, respectively, were outside of New York State. There were no bulk loan purchases in 1997 and $60.2 million were purchased in 1996. See Loan Portfolio Composition table on page 25 and Loan Maturity, Repricing and Activity tables on page 26 and 27.

         One-to-Four Family Mortgage Lending. The Company's primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family residences that serve as the primary residence of the owner. To a much lesser degree, the Company makes loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower. The Company also offers, but has originated a limited number of, second mortgage loans which are underwritten according to the same standards as first mortgage loans.

         At December 31, 1997, $3.56 billion, or 82.3% of the Company's total loan portfolio consisted of one-to-four family residential loans, of which $2.15 billion, or 60.3%, were adjustable rate mortgage ("ARM") loans. The Company currently offers one-year and three-year ARM loans with terms of up to 40 years and loans with terms of up to 30 years which are fixed for five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. One-year ARM loans and, to a lesser extent, other ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. All ARM loans offered by the Company have annual and lifetime interest rate ceilings. Generally, ARM loans pose credit risks somewhat greater than the risk posed by fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. To recognize the credit risks associated with ARM loans offered at initial discounts below market interest rates, the Company generally underwrites its one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.0%. For ARM loans with longer adjustment periods, and therefore, less risk due to the longer period for the borrower's income to adjust to anticipated higher future payments, the Company underwrites the loans using the initial rate, which may be a discounted rate.

         In recent years, the Company has originated a greater volume of one-to-four family residential mortgage loans due to the strengthening of the economy both within the Company's market area as well as through the expansion of its various delivery channels. With the growth of the broker loan program along with the third party loan origination program and bulk loan purchase transactions, which continued to elevate the volume of loans outside the Company's historical lending area, the Company has been able to increase loan production since 1995. One-to-four family mortgage loan originations and purchases increased $525.0 million, from $811.6 million in 1996 to $1.34 billion in 1997.

          The Company's policy on owner-occupied, one-to-four family residential mortgage loans is to lend up to 80% of the appraised value of the property securing the loan, or over 80% if private mortgage insurance is obtained. In the case of cash-out refinancing for owner occupied one-to-four family residential mortgage loans, the Company allows a maximum 75% loan-to-appraised value ratio.

         The Company originates most 30-year fixed-rate loans for immediate sale to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the State of New York Mortgage Agency ("SONYMA") or other investors on a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment with the agencies on a mandatory or best efforts basis. The sale of loans to other investors are also arranged with specific contractual commitments on a mandatory or best efforts basis. Additionally, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan.

         Commercial Real Estate and Multi-Family Lending. As of December 31, 1997, the Company's total loan portfolio contained $378.6 million, or 8.8%, of commercial real estate loans and $332.0 million, or 7.7%, of multi-family loans. During 1997, the Company originated $143.9 million of commercial, multi-family and mixed use loans. Mixed use loans are secured by properties which are intended for both business and residential use and are classified as commercial or multi-family based on the greater number of commercial versus residential units.

         The commercial real estate and multi-family loans in the Company's portfolio consist of both fixed-rate and adjustable rate loans which were originated at prevailing market rates. Commercial real estate and multi-family loans generally are provided as five to fifteen year term balloon loans amortized over 15 to 25 years. The Company's policy has been to originate commercial real estate or multi-family loans generally in its local market areas. In making such loans, the Company primarily considers the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property, and the Company's lending experience with the borrower.

         Commercial real estate loans typically are secured by properties such as retail stores, office buildings and other mixed use (more business than residential units) properties. The single largest commercial real estate loan at December 31, 1997, had an outstanding principal balance of $14.4 million, was current and was secured by a hotel in Garden City, New York.

         The majority of the multi-family loans in the Company's portfolio are secured by six to forty unit apartment buildings and other mixed use (more residential than business units) properties. The single largest multi-family loan at December 31, 1997 had an outstanding balance of $6.1 million, was current and was secured by a complex consisting of 12 apartment buildings located in Manhattan, New York.

         Loans secured by commercial real estate and multi-family properties generally involve a greater degree of risk than one-to-four family residential loans. The Company continues to provide multi-family and commercial real estate loans, using prudent underwriting standards which include consideration of the demand for such properties and the general economic conditions in its market area.

         Consumer and Other Loans. At December 31, 1997, $53.3 million, or 1.2%, of the Company's total loan portfolio consisted of consumer loans, primarily home equity and passbook loans. During the quarter ended September 30, 1997, the Company sold its $8.1 million credit card portfolio recognizing a net gain of $1.0 million. Consumer loans, with the exception of home equity lines of credit, are offered primarily on a fixed-rate, short-term basis. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the applicant, the underwriting process also includes a review of the value of the security, if any, in relation to the proposed loan amount. The Company's consumer loans tend to have higher interest rates and shorter maturities than one-to-four family residential mortgage loans, but are considered to entail a greater risk of default than such loans. The Company, historically, has experienced few losses on its consumer loan portfolio. There can be no assurance, however, that this experience will continue in the future.

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

         Loan Approval Procedures and Authority. Mortgage loan approval authority has been delegated by the Board of Directors to the Company's underwriters and Loan Committee, which consists of certain members of executive management and other Association officers. One-to-four family residential mortgage loans, up to the FNMA guidelines must be approved by a residential underwriter. For one-to-four family loans over the FNMA limit and up to $500,000, approval is required from a residential underwriter and one member of the Loan Committee. One-to-four family residential mortgage loans greater than $500,000 and up to $2.0 million, require the approval of a residential underwriter and two members of the Loan Committee. For commercial, multi-family and mixed-use loans up to $250,000, approval by a commercial underwriter is required and for such loans of these types greater than $250,000 and up to $500,000, approval by a commercial underwriter and one member of the Loan Committee is required. For commercial, multi-family and mixed-use loans greater than $500,000 and up to $2.0 million, approval by two members of the Loan Committee is required and for such loans of these types greater than $2.0 million and up to $5.0 million, approval by three members of the Loan Committee is required. The Company also has a Large Loan/Joint Venture Committee, which consists of Messrs. Engelke and Drennan and at least two members of the Board of Directors, which is authorized to approve large loans (any loan greater than $5.0 million) and participations in joint ventures up to $10.0 million. In addition, any one loan exceeding $10.0 million, or any loan that will create or add to an aggregate loan balance in excess of $20.0 million to a single borrower and/or borrowing entity must be approved by the Board of Directors.

         Upon receipt of a completed application from a prospective borrower, for mortgage loans secured by one-to-four family properties, the Company generally orders a credit report, verifies income and other information and, if necessary, obtains additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. For mortgage loans secured by commercial and multi-family properties, appraisals are obtained as part of the final underwriting process. All appraisals are performed by licensed or certified appraisers. Most appraisals are currently performed by licensed independent third party appraisers. The Board of Directors annually approves the independent appraisers used by the Company and reviews the Company's appraisal policy.

         The Company's policy, for mortgage loans secured by one-to-four family properties is to require either title insurance or, where title insurance is unavailable, an attorney's opinion of title, and hazard insurance. Borrowers generally are required, in addition to making payments of principal and interest, to advance funds to a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, if required.

      Delinquencies. When a borrower fails to make required payments on a loan, the Company takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans and consumer loans, the Company generally sends the borrower a written notice of non-payment when the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. In certain circumstances, on rental properties, the Company may institute proceedings to seize the rental payments. If the loan is still not brought current and it becomes necessary for the Company to take legal action, which typically occurs after a loan is delinquent 90 days or more, the Company may commence foreclosure proceedings against real property that secures the mortgage loan and attempt to repossess personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is generally sold at foreclosure or by the Company as soon thereafter as practicable. Decisions as to when to commence foreclosure actions for multi-family and commercial real estate loans are made on a case by case basis. Since foreclosure typically halts the private sale of the collateral, is generally a lengthy procedure, particularly in New York State, and often results in bankruptcy procedures being instituted which further delays the collection process, the Company may consider loan work-out arrangements or work with multi-family or commercial real estate borrowers in an effort to sell or operate the collateral rather than foreclose, particularly if the borrower is, in the opinion of management, able to effectively manage the project. For mortgage loans or loan participations serviced by others, the Company receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Company relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Company and its servicing agents.
See table on page 28 for delinquencies.

      Non-performing Assets. The Company does not accrue interest on loans past due 90 days or more, with the exception of selected mortgage loans delinquent 90 days or more as to their maturity date on which the Company has continued to accept monthly interest payments as if the loan had not matured. Such loans are primarily balloon loans consisting of smaller commercial and multi-family loans or are construction loans initially entered into as interest-only loans. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date and is sent an application to refinance the loan. Follow up contacts are made with the borrowers. Although the majority of the loans typically are refinanced, primarily by the Company, or in the alternative, by other financial institutions, this process frequently can take longer than 90 days past the loan's original maturity date. Where the borrower has continued to make timely payments to the Company under the terms of the original note in effect prior to its maturity and where the Company does not have a reason to believe that any loss will be incurred on the loan, the Company has treated these loans as current and has continued to accrue interest. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Included in the Company's non-performing assets are real estate owned ("REO") and investments in real estate.

      Real Estate Owned - The net carrying value of the Company's REO totaled $6.1 million at December 31, 1997. The REO portfolio consists of $4.3 million, or 70.3%, of residential real estate and $1.8 million, or 29.7%, of non-residential properties. The Company aggressively markets its REO properties. The decrease in the REO balance of $1.3 million, from $7.4 million at December 31, 1996, was primarily the result of additional sales and write-downs of $11.7 million, offset by new foreclosures of $6.9 million. In addition, the Company acquired $11.1 million of properties from The Greater Acquisition and sold $7.6 million and $1.8 million of these properties in the fourth quarter of 1997 and first quarter of 1998, respectively.

      Investments in Real Estate - The net carrying value of the Company's investments in real estate at December 31, 1997 totaled $10.2 million, which consisted of three properties. The Company acquired $13.3 million in real estate from The Greater, of which $7.9 million was sold during the fourth quarter of 1997 and $1.4 million of the remaining $5.4 million was sold during the first quarter of 1998.

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

      Federal regulations and Company policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "special mention," "substandard," "doubtful" or "loss" assets. An asset classified as "special mention" has "potential weaknesses," which, if uncorrected, may result in the deterioration of the repayment prospects or in the institution's credit position at some future date. These assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      In addition to the requirements of Generally Accepted Accounting Principles ("GAAP") related to loss contingencies, a federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision ("OTS") which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems; have analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and have established acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.

      Total non-performing assets increased $13.5 million, to $59.1 million at December 31, 1997, from $45.6 million at December 31, 1996. Non-performing loans, a component of non-performing assets, increased by $9.3 million, to $42.8 million, at December 31, 1997, from $33.5 million at December 31, 1996. Despite the increases in non-performing assets and loans, which were primarily a result of The Greater Acquisition, the Company's percentages of non-performing assets to total assets decreased from 0.63% in 1996 to 0.56% in 1997 and non-performing loans to total loans decreased from 1.26% in 1996 to 0.99% in 1997. The allowance for loan losses as a percentage of total non-performing loans was 93.50% at December 31, 1997, compared to 42.11% at December 31, 1996. The allowance for loan losses as a percentage of total non-accrual loans was 105.11% at December 31, 1997, compared to 54.06% at December 31, 1996.

       Set forth below is a brief description of each classified asset or group of assets with a carrying value of $3.0 million or more at December 31, 1997. The carrying value of REO, and investments in real estate is the lower of cost or fair value less estimated selling costs.

- One of the Company's wholly-owned subsidiaries, AF Staten Island Development Corp., has a classified asset with a carrying value of $5.9 million at December 31, 1997. The asset is a parcel of raw land located in Staten Island, New York. This parcel is under contract to be sold subject to certain conditions. See "Subsidiary Activities."

- The Company acquired a joint venture partnership, a wholly owned subsidiary, Carborundum Realty Ltd., formerly a subsidiary of The Greater. The asset, with a carrying value of $4.0 million, is a parcel of raw land in Manorville, New York.

- The Company is a participant in a construction loan acquired from The Greater. This asset, which has a carrying value of $3.3 million, is a condominium and marina project located in Staten Island, New York.

- The Company acquired a substandard loan from The Greater secured by a retail office building in the village of Great Neck, New York with a carrying value of $5.4 million at December 31, 1997.

- The Company acquired a substandard loan from The Greater secured by 10 two-story frame and brick apartment buildings containing 228 units in Fairless Hills, Pennsylvania with a carrying value of $4.1 million at December 31, 1997.

- The Company holds 83 substandard mortgages with outstanding balances totaling $5.6 million at December 31, 1997 on condominiums in a 15 story building in Flushing, New York (Vista Tower). See Item 3 - Legal Proceedings for further discussion.

- The Company holds six special mention loans to one borrower for mixed use properties located in Astoria, New York. These loans are cross collateralized and have a carrying value of $3.0 million.

- The Company acquired a special mention loan from The Greater secured by a six-story office building located in Brooklyn, New York with a carrying value of $9.7 million.

      The Company follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"). Under SFAS No. 114, a loan is considered impaired, when based upon current information and events, it is probable that the creditor will be unable to collect all amounts due including principal and interest, according to the contractual terms of the loan agreement. Interest income on impaired non-accrual loans is recognized on a cash basis. Interest income on other impaired loans is recognized on an accrual basis. SFAS No. 114 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as one-to-four family mortgage loans and consumer loans. Loans individually reviewed for impairment by the Company are limited to multi-family loans, commercial loans, loans modified in a troubled debt restructuring and selected large one-to-four family loans. Examples of measurement techniques utilized by the Company include present value of expected future cash flows, the loan's market value, if one exists, and the estimated fair value of the collateral.

      The Company's total impaired loans at December 31, 1997, net of allowance for loan losses of $2.9 million, was $22.2 million, of which $11.8 million are classified as non-performing and $13.3 million are current. Of the impaired loans at December 31, 1997, $9.7 million were acquired from The Greater. The Company's average recorded investment in impaired loans for the year ended December 31, 1997 was $11.7 million. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.2 million for the year ended December 31, 1997.

      Allowance for Losses on Loans, Investments in Real Estate and Real Estate Owned. The Company's allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio including the condition of the economy of the area in which the Company's loans are located. Such evaluation, which includes a review of all loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, current and historical loss experience and other factors to arrive at an adequate loan loss allowance. Although management believes that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic and other conditions differ substantially from the estimates used in making the initial determinations. REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs, and investments in real estate are carried at the lower of cost or fair value. Pursuant to the Company's policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible.

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

      A review of the loan portfolio is undertaken as part of the examination of the Company and the Association by the OTS. While the Company believes it has established an adequate allowance for loan losses, there can be no assurance that regulators, as a result of reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings. Since its conversion to stock form of ownership, the Company has not been requested by the OTS to increase its allowance for loan losses.

INVESTMENT ACTIVITIES

      GENERAL. The investment policy of the Company is designed primarily to enable the Company to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Company's lending activities and to provide and maintain liquidity primarily through cash flow. In establishing its investment strategies, the Company considers its business and growth plans, the economic environment, its interest rate sensitivity "gap" position, the types of securities to be held and other factors. Federally chartered savings associations have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), certain certificates of deposit of insured banks and federally chartered savings associations, certain bankers acceptances, repurchase agreements, loans of federal funds and subject to certain limits, corporate securities, commercial paper and mutual funds.

      CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of loans or pass-through securities, which are used to collateralize the mortgage-backed securities. Once combined, the cash flows are divided into "tranches," or classes of individual securities, thereby creating more predictable average lives for each security than the underlying collateral. Accordingly, under this security structure, loan principal and interest payments are allocated to a mortgage-backed securities class or classes structured to have priority until it has been paid off.

      The Company's Investment Committee, which is comprised of three senior officers, meets at least monthly to monitor the Company's investment transactions and to review and amend as necessary, investment strategy. The Board of Directors of the Company reviews the investment policy, at a minimum, on an annual basis and the Company's investment activities on a monthly basis.

      Thrift Bulletin Number 52, the OTS Policy Statement on securities portfolio policies and unsuitable investment practices, requires that institutions classify mortgage derivative products acquired, including certain tranches of REMICs and CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility, assuming certain interest rate scenarios, than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At December 31, 1997, the Company had $54.7 million of such high-risk mortgage securities, which are classified as available-for-sale.

      The Company's investment policy also permits it to invest in certain derivative financial instruments. These instruments consist of interest rate swaps and options and are generally used to hedge against interest rate exposure. See Note 12 of "Notes to Consolidated Financial Statements" included in Item 8 - "Financial Statements and Supplementary Data," for further discussion of such derivative financial instruments.

      SECURITIES COMPOSITION. At December 31, 1997, the Company had $919.2 million, or 8.7% of total assets, in mortgage-backed securities, insured or guaranteed by either the FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). In addition, the Company had $2.62 billion in REMICs and CMOs, or 24.9% of total assets, of which 81.9% had fixed rates. The remaining balance had floating rates, which adjust quarterly with floors ranging from 0% to 1.5% and caps ranging from 7.1% to 11.0%. The Company's REMICs and CMOs had coupon rates ranging from 5.0% to 10.3% and a weighted average yield of 6.71% at December 31, 1997. Of the REMICs and CMOs portfolio, $2.09 billion, or 79.7%, are insured or guaranteed, either directly or indirectly, by the FNMA, FHLMC or GNMA, as issuer, or through mortgage-backed securities underlying the obligations. Management believes these securities represent attractive and limited risk alternatives to other investments due to the wide variety of maturity and repayment options available. These investments are a complement and a supplement to portfolio lending opportunities. At December 31, 1997, the Company also had $503.4 million of other pass-through ARM certificates, which have interest rate caps ranging from 9.9% to 23.2%, coupon rates ranging from 5.6% to 8.6% and a weighted average yield of 7.30%. The remaining securities portfolio of $1.43 billion, or 13.5% of total assets, consists of obligations of U.S. Government and agencies, obligations of state and political subdivisions and equity and corporate debt securities. The Company has also invested in various callable securities, which generally possess higher yields than those securities of similar contractual terms to maturity without callable features. As of December 31, 1997, the amortized cost of such callable securities totaled $1.12 billion. Securities called during the year ended December 31, 1997 totaled $138.1 million. See tables on pages 23 and 24.

      SECURITIES AVAILABLE-FOR-SALE. The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 generally requires that equity securities that have readily determinable fair values or debt securities that may be sold in response to or in anticipation of changes in interest or prepayment rates, or other factors, be classified as available-for-sale and carried at estimated fair value. The Company has held a portfolio of securities classified as available-for-sale beginning January 1, 1994, which are carried at estimated fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. At December 31, 1997, the Company's total securities available-for-sale portfolio was $2.86 billion, or 27.2% of total assets.

      SECURITIES HELD-TO-MATURITY. The Company's held-to-maturity portfolio consists primarily of seasoned fixed-rate mortgage-backed securities and U.S. government and agency securities. These securities represent those which management has both the ability and positive intent to hold to maturity, and are carried at their amortized cost. At December 31, 1997, the Company's total securities held-to-maturity portfolio was $2.61 billion, or 24.8% of total assets.

SOURCES OF FUNDS

      GENERAL. The Company's primary source of funds are provided by investing activities which include principal and interest payments on loans and mortgage-backed and other securities. The Company's other sources of funds are provided by operating activities (primarily net income) and financing activities, primarily from deposits, Federal Home Loan Bank of New York ("FHLB-NY") advances and reverse repurchase agreements.

      DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company presently offers passbook and statement savings, NOW accounts, money market accounts and certificates of deposit. Of the total deposit balance, $931.0 million, or 15.0%, represent Individual Retirement Accounts ("IRAs"). During the first quarter of 1996, the Company implemented a program which converted its NOW accounts to a master account consisting of a NOW sub-account and a money market sub-account (money manager account). The result of this change was a substantial shift of deposits from NOW accounts to money manager accounts.

      The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Company's deposits are primarily obtained from areas surrounding its banking offices. The Company relies primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. The Company does not use brokers to obtain deposits. The Association's growth in deposits from 1993 to the present was primarily due to the acquisitions of Fidelity and The Greater. At December 31, 1997, the Company had $367.4 million in certificate of deposit accounts in amounts of $100,000 or more.

      When management determines the levels of the Company's deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged on other sources of funds. The Company has maintained a high level of core deposits, which has contributed to its low cost-of-funds. Core deposits include savings, money market, money manager and NOW accounts, which, in aggregate, represented 43.5% and 38.5% of total deposits at December 31, 1997 and 1996, respectively.

        BORROWINGS. The Company obtains advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, the Association's mortgage portfolio and the Association's investment in the stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. At December 31, 1997, the Company had an overnight line of credit with the FHLB-NY available for up to $50.0 million for a twelve month period, priced at the federal funds rate plus 12.5 basis points. The Company also enters into reverse repurchase agreements with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold with agreements to repurchase. In order to fund its asset growth during 1997, as well as being a part of its interest rate risk management strategy, the Company increased its borrowings by $1.16 billion, or 55.0%, to $3.27 billion at December 31, 1997 from $2.11 billion at December 31, 1996. Included in this increase is $493.5 million of borrowings assumed in The Greater Acquisition. The remaining increase was primarily in the form of callable reverse repurchase agreements. At December 31, 1997, $1.08 billion of borrowing agreements were callable within one year. In addition, $2.61 billion of callable borrowings had contractual maturities within the more than one year to five year term. See table on page 36.

SUBSIDIARY ACTIVITIES

        The Association has formed or acquired a number of subsidiaries. At December 31, 1997, the following were wholly-owned subsidiaries of the
Association:

         AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities through its licensed agents who were also employees of the Association. During 1995, AF Agency, Inc. began selling Savings Banks Life Insurance as an agent for another issuing New York State chartered thrift. Upon the acquisition of The Greater, AF Agency, Inc. was authorized by the OTS to engage indirectly in the sale of tax deferred annuities, a variety of mutual funds and the offering of stock brokerage services through an unaffiliated third party vendor. The Association is reimbursed for expenses and administrative services it provides to AF Agency, Inc.

        Greater Investment Service, Inc. ("GIS"), acquired in 1997 from The Greater, offered tax-deferred annuities and a variety of mutual funds. These products were sold by licensed and registered investment consultants.

        Infoserve, also acquired from The Greater, provides research information services for the Association and other financial institutions. This research provided stems from services Infoserve offered in the past for check clearing and processing, as well as check and money order issuances.

         AF Staten Island Development Corp. was formed in 1985 to enter into a joint venture with another New York City metropolitan area financial institution and a real estate developer to acquire and develop raw land in Staten Island, New York. At December 31, 1997, the carrying value of the project of $5.9 million was classified as substandard. This parcel is under contract to be sold subject to certain conditions.

         Shoratlantic Development Co., Inc. and Shorham Development Co., Inc., acquired in 1995 as part of the Fidelity Acquisition, are inactive except for certain litigation which has been settled.

        Five subsidiaries acquired from The Greater were formed prior to 1990 to enter into joint venture projects for the development of real estate located on Long Island, New York. As of February 27, 1998, four of these projects had been sold. The remaining project has a carrying value of $4.0 million.

        Various other subsidiaries acquired from The Greater either hold title to parcels of real estate acquired through foreclosure or are currently non-operating. Once foreclosed real estate is sold, these subsidiaries are dissolved. Of the 51 such subsidiaries acquired, 37 are expected to be dissolved during 1998.

        AF Cortlandt Corp., AF Glen Cove Corp., Dollar Service Corp., SFS Resources Corp., 3 Belmont Corp., FNY Service Corp. and Fidata Service Corp. are all currently inactive and are also in the process of dissolution.

        AF Roosevelt Ave. Corp. is inactive; however, an action was commenced against this subsidiary, which is discussed in further detail in Item 3 - Legal Proceedings.

        During the first quarter of 1997, the Association created a new operating subsidiary, Astoria Preferred Funding Corporation, which qualifies as a real estate investment trust pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). This subsidiary may, among other things, be utilized by the Association to raise capital in the future. Upon formation of Astoria Preferred Funding Corporation, the Association transferred approximately $1.61 billion of mortgage loans to this subsidiary.

        Also during 1997, the Association completed the formation of Astoria Federal Mortgage Corporation. This operating subsidiary has been established as a vehicle through which the Association will engage in lending activities outside of its local market.

PERSONNEL

        As of December 31, 1997, the Association had 1,083 full-time employees and 316 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

GENERAL

        The Association is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF") and with respect to deposits acquired in The Greater Acquisition, the Bank Insurance Fund ("BIF"). The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Association's compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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


FEDERALLY CHARTERED SAVINGS ASSOCIATION REGULATION

        BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Company may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Company may also establish service corporations that may engage in activities not otherwise permissible for the Company, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property;
(c) a limit of 10% of an association's assets on commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and
(f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

        CAPITAL REQUIREMENTS. The OTS capital regulations require federally chartered savings associations to meet three capital ratios: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk- based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Association, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Association's risk profile. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

        At December 31, 1997, the Association met each of its capital requirements. The following table sets forth the regulatory capital calculations of the Association at December 31, 1997, calculated in accordance with applicable requirements of the OTS.

                                                           At December 31, 1997
                                    -------------------------------------------------------------------------
                                      Capital                    Actual                   Excess
                                    Requirement                 Capital                   Capital
                                    -----------                 -------                   -------
                                                        (Dollars in Thousands)
   Tangible.....................    $152,775       1.5%        $550,780        5.41%     $398,005       3.91%
   Leverage.....................     305,549       3.0          550,780        5.41       245,231       2.41
   Risk-based...................     313,486       8.0          590,819       15.08       277,333       7.08


   The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires that the OTS and other federal banking agencies revise risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred its requirement of the IRR component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions and retains the right to impose minimum capital on individual institutions. Based on the Association's IRR profile and the level of interest rates at December 31, 1997, as well as the Association's level of risk-based capital at December 31, 1997, management believes that the Association does not have a greater than normal level of IRR as measured under the OTS rule and would not be required to increase its capital as a result of the rule.

   PROMPT CORRECTIVE REGULATORY ACTION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, subject to a narrow exception, FDICIA requires the applicable banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 1997, the Association was considered "well capitalized" by the OTS.

   INSURANCE OF DEPOSIT ACCOUNTS. Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the average assessment rate paid by institutions insured under the SAIF and the BIF was increased. Under the risk- based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial conditions and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

   As a result of the recapitalization of the SAIF in 1996 after the enactment of the Deposit Funds Insurance Act of 1996, the FDIC reduced the assessment rates for deposit insurance for BIF-assessable and for SAIF-assessable deposits for 1997 to a range of 0 to 27 basis points. The assessment rates for the Company's BIF-assessable and SAIF-assessable deposits for 1997 were each 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation (the "FICO" bonds) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in 1997 for the assessment for deposit insurance and the FICO payments was $3.1 million, which was a substantial reduction from the total amount of $9.6 million paid in 1996.

   LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. The Association is in compliance with applicable loans to one borrower limitations. At December 31, 1997, the Association's largest aggregate amount of loan(s) to one borrower totaled $19.0 million. All of the loans for the largest borrower were current and the borrower had no affiliation with the Association.

   QUALIFIED THRIFT LENDER ("QTL") TEST. The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly basis in 9 out of every 12 months. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, student loans, and small business loans. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Code. As of December 31, 1997, the Association maintained its portfolio assets in qualified thrift investments in excess of 82% and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 1997. Therefore, the Association qualified under the QTL test.

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

   LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of institutions, which are based primarily on an institution's capital ratios. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. As of December 31, 1997, the Association was a Tier I Association. In the event the Association's capital fell below its fully-phased in requirement or the OTS notified the Association that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, if the OTS determines that such distribution would constitute an unsafe or unsound practice. A savings association is prohibited from making any capital distributions if, after the distribution, the association would not comply with applicable minimum capital requirements. See "Regulation and Supervision--Capital Requirements." In addition, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the amounts required for the liquidation accounts which were established as a result of the Association's conversion from mutual to stock form of ownership and the Fidelity Acquisition and The Greater Acquisition. For further discussion on the liquidation accounts, see Note 2 of "Notes to the Consolidated Financial Statements" - included in Item 8 - "Financial Statements and Supplementary Data."

The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 Associations without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice unless the specific capital distribution requires an application. If adopted, such regulations would, based upon the Association's historical dividend declaration activities, be more restrictive to the Association than existing regulations.

   LIQUIDITY. The Association is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. During the fourth quarter of 1997, the OTS revised its liquidity requirements, which reduced the minimum required liquidity from 5.0% to 4.0% and eliminated the 1% short-term liquidity requirement. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association's liquidity ratio for December 31, 1997 was 4.73%.

   ASSESSMENTS. Federally chartered savings associations are required by the OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed based upon the federally chartered savings association's total assets.

   BRANCHING. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to diversify more easily their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings associations.

   COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help to meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association has been rated as "outstanding" as of the most recent CRA examination.

   In April 1995, the OTS and the other federal banking agencies amended their CRA regulations, effective July 1, 1997. Among other things, the amended regulations substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the amended system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended regulations also clarify how an institution's CRA performance would be considered in the application process and seek to make the CRA regulations more enforceable. Management believes that obtaining an "outstanding" rating under the revised regulations during future examinations will be more difficult for the Association.

   TRANSACTIONS WITH RELATED PARTIES. The Association is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as may be adopted by the OTS Director. These provisions, among other things, prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, its affiliates (which for the Association would include the Company and its non-federally chartered savings association subsidiaries, if any) and principal stockholders, directors and executive officers of the Association and its affiliates.

   STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS, together with the other federal bank regulatory agencies, adopted guidelines establishing general standards, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations were adopted pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

FEDERAL HOME LOAN BANK SYSTEM

   The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB of New York ("FHLB-NY"), is required to acquire and hold shares of capital stock in FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its borrowings from the FHLB-NY, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 1997, of $60.1 million. For the year ended December 31,

1997, dividends from the FHLB-NY to the Association amounted to $2.7 million, and for each of the years ended December 31, 1996 and 1995, dividends amounted to $2.0 million.

FEDERAL RESERVE SYSTEM

   The Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% be maintained against aggregate transaction accounts (beginning January 1998) of $47.8 million or less (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) is exempt from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Association's interest-earning assets. See "Source of Funds Deposits" above. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

   The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. The Association must notify the OTS at least 30 days before declaring any dividend to the Company. Such notification has been complied with for each dividend declared in 1997 to the Company, for which the Association has received OTS approval. The OTS has approved the Association's declaration and payment of up to $60.0 million of dividends during 1998.

   The HOLA prohibits a savings and loan holding company (directly or indirectly) or through one or more subsidiaries from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

   On July 18, 1996, the Company adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. For further information on the Rights Plan, see Note 2 of "Notes to Consolidated Financial Statements" - included in Item 8 - "Financial Statements and Supplementary Data."

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

   TAX BAD DEBT RESERVES. Prior to the enactment of the Small Business Job Protection Act of 1996 (the "1996 Act"), on August 20, 1996, for federal income tax purposes, thrift institutions such as the Association, were permitted under
Section 593 of the Code ("IRC 593"), to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at taxable income. Similar deductions for additions to the Association's bad debt reserves were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax. Under the 1996 Act, the Association, as a "large bank" (one with assets having an adjusted base of more than $500 million), is unable to make additions to its tax bad debt reserves, is permitted to deduct bad debts only as they occur and is required to recapture the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Association's loan portfolio decreased since December 31, 1987). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996, in which the Association originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Association during its six taxable years preceding January 1, 1996.

   DISTRIBUTIONS. To the extent that the Association makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Association's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in the Association's income.

   The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.

   CORPORATE ALTERNATIVE MINIMUM TAX. In addition to the regular income tax, corporations (including savings and loan associations) generally are subject to an alternative minimum tax ("AMT") in an amount equal to 20% of alternative minimum taxable income ("AMTI") to the extent the AMT exceeds the corporation's regular tax. AMTI is regular taxable income as modified by certain adjustments and increased by certain tax preference items. AMTI includes an amount equal to three-quarters of the excess of adjusted current earnings over such specially computed AMTI. 90% of AMTI can be offset by net operating loss carryovers. The AMT is available as a credit against future regular income tax. The Company does not expect to be subject to the AMT.

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

   New York State passed legislation that incorporated the former provisions of IRC 593 into New York State tax law. The impact of this legislation enabled the Association to defer the recapture of the New York State tax bad debt reserves that would have otherwise occurred as a result of the federal amendment to IRC
593. The legislation also enabled the Association to continue to utilize the reserve method for computing its bad debt deduction. The following discussion of the reserve for bad debts is intended only as a summary and does not purport to be a comprehensive description of the New York State tax rules applicable to the Association or the Company.

   BAD DEBT DEDUCTION. Federally chartered savings associations such as the Association which meet certain definition tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Association will be a qualifying thrift only if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State Tax Law (the "60% Test"). The Association presently satisfies the 60% Test. Although there can be no assurance that the Association will satisfy the 60% Test in the future, management believes that this level of qualifying assets can be maintained by the Association. The Association's deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of the Association's taxable income, computed with certain modifications, without regard to the Association's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans ("NYS Percentage of Taxable Income Method"). The Association's deduction with respect to non-qualifying loans must be computed under the experience method which is based on the qualifying thrift's actual loss experience.

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

   NEW YORK CITY TAXATION. The Association is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. In this connection, legislation was enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.

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


STATISTICAL DATA

   The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the SEC. This data should be read in conjunction with the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference to the 1997 Annual Report to Stockholders filed as Exhibit 13.1 ("1997 Annual Report").

I. Distribution of Assets, Liabilities and Stockholders' Equity: Interest Rates and Interest Differential.

    Page 27 of the Company's 1997 Annual Report presents the distribution of assets, liabilities and stockholders' equity under the caption "Analysis of Net Interest Income" and is incorporated herein by reference. Page 29 of the Company's 1997 Annual Report presents the interest differential under the caption "Rate/Volume Analysis" and is incorporated herein by reference.

II.  SECURITIES PORTFOLIO

The following table sets forth the composition of the Company's available-for-sale (at estimated fair value) and held-to-maturity securities portfolios in dollar amounts and in percentages of the portfolios at the dates indicated:

                                                                              AT DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                            1997                   1996                      1995
                                                  ---------------------    --------------------     --------------------
(DOLLARS IN THOUSANDS)                                         PERCENT                 PERCENT                  PERCENT
                                                  AMOUNT       OF TOTAL      AMOUNT    OF TOTAL      AMOUNT     OF TOTAL
                                                  ------       --------      ------    --------      ------     --------

SECURITIES AVAILABLE-FOR-SALE:
Mortgage-backed securities:
  FHLMC pass-through certificates ..........     $   365,654    12.79%   $   261,597    11.39%    $   335,837    13.35%
  GNMA pass-through certificates ...........         319,002    11.15        236,688    10.30         159,412     6.34
  FNMA pass-through certificates ...........         122,510     4.28         46,114     2.01         148,424     5.90
  Other pass-through certificates ..........         503,371    17.60        404,915    17.63         546,072    21.71
  REMICs and CMOs:
    Agency issuance ........................       1,161,816    40.62      1,134,622    49.40       1,120,676    44.54
    Non agency issuance ....................         210,359     7.35         16,440     0.72          22,401     0.89
  Other ....................................          18,208     0.64             --       --              --       --
Obligations of U.S. Government and
   agencies ..............................            82,757     2.89        127,602     5.56         150,567     5.98
FNMA and FHLMC preferred stock ...........            60,001     2.10         61,472     2.68          32,320     1.28
Equity and other securities ..............            16,578     0.58          7,212     0.31             259     0.01
                                                 -----------   ------    -----------   ------     -----------   ------

                       Total Securities
                          Available-for-Sale ..  $ 2,860,256   100.00%   $ 2,296,662   100.00%    $ 2,515,968   100.00%
                                                 ===========   ======    ===========   ======     ===========   ======

SECURITIES HELD-TO-MATURITY:
Mortgage-backed securities:
  FHLMC pass-through certificates .............  $    21,303     0.81%   $    28,181     1.43%    $    36,490     2.25%
  GNMA pass-through certificates ..............       71,075     2.72         86,457     4.40         105,281     6.49
  FNMA pass-through certificates ..............       19,445     0.74         22,056     1.12          24,615     1.52
  REMICs and CMOs:
      Agency issuance .........................      929,588    35.55        940,657    47.84         994,373    61.27
      Non agency issuance .....................      323,850    12.39        249,315    12.68         179,687    11.07
Obligations of U.S. Government and agencies ...    1,190,101    45.51        578,485    29.42         220,200    13.57
Obligations of states and political
    subdivisions ..............................       49,787     1.90         51,206     2.60          52,019     3.21
Corporate debt securities .....................       10,048     0.38         10,093     0.51          10,140     0.62
                                                 -----------   ------    -----------   ------     -----------   ------

                       Total Securities
                         Held-to-Maturity .....    2,615,197   100.00%     1,966,450   100.00%      1,622,805   100.00%
                                                 -----------   ======    -----------   ======     -----------   ======

                       Net discount ...........       (4,748)                 (5,435)                  (7,263)
                                                 -----------             -----------              -----------

                       Net Securities
                         Held-to-Maturity .....  $ 2,610,449             $ 1,961,015              $ 1,615,542
                                                 ===========             ===========              ===========

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's federal funds sold and repurchase agreements, FHLB stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31, 1997.


                                                  ONE YEAR                 ONE TO                    FIVE TO
                                                  OR LESS                FIVE YEARS                  TEN YEARS
                                           ---------------------      ---------------------      ---------------------
                                                      ANNUALIZED                 ANNUALIZED                 ANNUALIZED
                                                       WEIGHTED                   WEIGHTED                   WEIGHTED
                                           CARRYING    AVERAGE        CARRYING     AVERAGE       CARRYING     AVERAGE
                                            VALUE       YIELD          VALUE        YIELD         VALUE        YIELD
                                            -----       -----          -----        -----         -----        -----
 (DOLLARS IN THOUSANDS)
FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS.                   $110,550      6.37%         $     -          -%       $      -           -%
                                          ========                    =======                   ========
FHLB STOCK  (1)                           $      -          -         $     -          -        $      -           -
                                          ========                    =======                   ========
MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   FHLMC pass-through certificates        $      -          -%        $   982       7.03%       $  4,016        7.39%
   GNMA pass-through certificates                -          -               -          -               -
   FNMA pass-through certificates            1,724       7.27               -          -           6,702        7.45
   Other pass-through certificates               -          -               -          -               -           -
   REMICs and CMOs:
         Agency issuance......                   -          -               -          -         105,524        6.16
         Non agency certificates               118      30.00           1,997       7.66             791        7.83
   Other mortgage-backed securities              -          -               -          -               -           -
   Obligations of the U.S.
      Government and agencies               39,825       4.96          42,932       5.35               -           -
   Equity securities (1).......                  -          -               -          -               -           -
   Other securities............                  -          -          10,020       6.20               -           -
                                          --------                    -------                   --------
      TOTAL SECURITIES
        AVAILABLE-FOR-SALE:....           $ 41,667       5.13%        $55,931       5.61%       $117,033        6.29%
                                          ========                    =======                   ========
MORTGAGE-BACKED  AND OTHER
 SECURITIES HELD-TO-MATURITY
   FHLMC pass-through certificates        $      -          -%        $ 3,882       7.70%       $  1,529        7.47%
   GNMA pass-through certificates                9       9.75           1,652       8.87          27,550        7.82
   FNMA pass-through certificates                -          -              26       6.21           4,102        7.34
   REMICs and CMOs:
         Agency issuance.......                  -          -               -          -         121,279        6.49
         Non agency issuance ..                  -          -               -          -               -           -
   Obligations of the U.S.
      Government and agencies               55,200       4.77          25,000       6.55         389,902        7.52
   Obligations of states and
      political subdivisions                 1,800       5.98           2,638       6.25               -           -
   Other securities............              9,972       6.32               -          -              48        6.50
                                          --------                    -------                   --------
      TOTAL SECURITIES
          HELD-TO-MATURITY:....           $ 66,981       5.03%        $33,198       6.78%       $544,410        7.30%
                                          ========                    =======                   ========






                                                                                        TOTAL SECURITIES
                                                                       ---------------------------------------------------------
                                                 MORE THAN
                                                 TEN YEARS
                                          -------------------------     AVERAGE
                                                         ANNUALIZED     LIFE BY
                                                          WEIGHTED     CONTRACTUAL                       ESTIMATED      WEIGHTED
                                            CARRYING       AVERAGE      MATURITY       CARRYING           FAIR           AVERAGE
                                              VALUE         YIELD      (IN YEARS)       VALUE             VALUE           YIELD
                                              -----         -----      ----------       -----             -----           -----
 (DOLLARS IN THOUSANDS)
FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS.                    $        -          -%         0.01        $  110,550        $  110,550         6.37%
                                           ==========                                 ==========        ==========
FHLB STOCK  (1)                            $   60,050       7.05%            -        $   60,050        $   60,050         7.05%
                                           ==========                                 ==========        ==========
MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   FHLMC pass-through certificates         $  360,656       7.11%        24.18        $  365,654        $  365,654         7.11%
   GNMA pass-through certificates             319,002       6.97         24.59           319,002           319,002         6.97
   FNMA pass-through certificates             114,084       7.19         19.01           122,510           122,510         7.21
   Other pass-through certificates            503,371       7.30         23.96           503,371           503,371         7.30
   REMICs and CMOs:
         Agency issuance......              1,056,292       6.67         22.84         1,161,816         1,161,816         6.62
         Non agency certificates              207,453       7.03         27.12           210,359           210,359         7.05
   Other mortgage-backed securities            18,208       6.83         17.81            18,208            18,208         6.83
   Obligations of the U.S.
      Government and agencies                       -          -          1.63            82,757            82,757         5.16
   Equity securities (1).......                66,526       5.99             -            66,526            66,526         5.99
   Other securities............                    33       9.50          1.67            10,053            10,053         6.21
                                           ----------                                 ----------        ----------
      TOTAL SECURITIES
        AVAILABLE-FOR-SALE:....            $2,645,625       6.92%        22.18        $2,860,256        $2,860,256         6.84%
                                           ==========                                 ==========        ==========
MORTGAGE-BACKED  AND OTHER
 SECURITIES HELD-TO-MATURITY
   FHLMC pass-through certificates         $   15,897       8.55%        10.15        $   21,308        $   22,273         8.32%
   GNMA pass-through certificates              42,110       8.53         12.35            71,321            75,492         8.26
   FNMA pass-through certificates              15,297       6.15         14.36            19,425            19,399         6.40
   REMICs and CMOs:
         Agency issuance.......               805,500       6.74         20.30           926,779           930,972         6.71
         Non agency issuance ..               322,571       6.77         23.30           322,571           321,602         6.77
   Obligations of the U.S.
      Government and agencies                 719,198       7.64         29.64         1,189,300         1,195,359         7.44
   Obligations of states and
      political subdivisions                   45,287       6.69         18.70            49,725            49,691         6.64
   Other securities............                     -          -          0.86            10,020            10,047         6.32
                                           ----------                                 ----------        ----------
      TOTAL SECURITIES
          HELD-TO-MATURITY:....            $1,965,860       7.12%        21.63        $2,610,449        $2,624,835         7.10%
                                           ==========                                 ==========        ==========


(1) As equity securities have no maturities, they are classified in the more than ten year category. Equity securities include $60,001,000 of FNMA and FHLMC preferred stock.

III.  LOAN PORTFOLIO

     LOAN PORTFOLIO COMPOSITION

    The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                              At December 31,
                                                    1997                      1996                        1995
                                                         Percent                    Percent                     Percent
                                                            of                        of                           of
(Dollars in Thousands)                      Amount        Total         Amount       Total         Amount        Total
                                            ------        -----         ------       -----         ------        -----
MORTGAGE LOANS (GROSS):
    One-to-four family ..............    $ 3,561,673      82.34%     $ 2,259,409     85.18%     $ 1,748,284      84.82%
    Multi-family ....................        331,968       7.68          166,836      6.29          109,944       5.34
    Commercial real estate ..........        378,558       8.75          168,229      6.34          141,266       6.85
                                         -----------     ------      -----------    ------      -----------     ------
       Total mortgage loans .........      4,272,199      98.77        2,594,474     97.81        1,999,494      97.01
                                         -----------     ------      -----------    ------      -----------     ------
CONSUMER AND OTHER LOANS (GROSS):
    Home equity .....................         32,652       0.76           34,895      1.32           38,761       1.88
    Passbook ........................          4,956       0.11            4,022      0.15            2,915       0.14
    Credit card .....................             --      --               8,431      0.32            8,578       0.42
    Other ...........................         15,678       0.36           10,761      0.40           11,420       0.55
                                         -----------     ------      -----------    ------      -----------     ------
       Total other loans ............         53,286       1.23           58,109      2.19           61,674       2.99
                                         -----------     ------      -----------    ------      -----------     ------
TOTAL LOANS .........................      4,325,485     100.00%       2,652,583    100.00%       2,061,168     100.00%
                                         -----------     ======      -----------    ======      -----------     ======
LESS:
    Unearned discounts, premiums, and
       deferred loan fees, net ......         19,521                      (1,167)                    (4,030)
    Allowance for loan losses .......        (40,039)                    (14,089)                   (13,495)
                                         -----------                 -----------                -----------
TOTAL LOANS, NET ....................    $ 4,304,967                 $ 2,637,327                $ 2,043,643
                                         ===========                 ===========                ===========





                                                            At December 31,
                                                   1994                         1993
                                                         Percent                       Percent
                                                            of                           of
(Dollars in Thousands)                     Amount         Total        Amount           Total
                                           ------         -----        ------           -----
MORTGAGE LOANS (GROSS):
    One-to-four family ..............    $1,345,936       84.49%    $ 1,259,808         82.20%
    Multi-family ....................        92,506        5.81          99,108          6.47
    Commercial real estate ..........       106,930        6.72         111,249          7.26
                                         ----------     -------     -----------        ------
       Total mortgage loans .........     1,545,372       97.02       1,470,165         95.93
                                         ----------     -------     -----------        ------
CONSUMER AND OTHER LOANS (GROSS):
    Home equity .....................        27,225        1.71          31,885          2.08
    Passbook ........................         1,979        0.12           7,676          0.50
    Credit card .....................         8,635        0.54           9,385          0.61
    Other ...........................         9,704        0.61          13,404          0.88
                                         ----------     -------     -----------        ------
       Total other loans ............        47,543        2.98          62,350          4.07
                                         ----------     -------     -----------        ------
TOTAL LOANS .........................     1,592,915     100.00%       1,532,515        100.00%
                                         ----------     =======     -----------        ======
LESS:
    Unearned discounts, premiums, and
       deferred loan fees, net ......        (5,982)                     (8,877)
    Allowance for loan losses .......       (12,173)                    (16,672)
                                         ----------                 -----------
TOTAL LOANS, NET ....................    $1,574,760                 $ 1,506,966
                                         ==========                 ===========

LOAN MATURITY, REPRICING AND ACTIVITY

       The following table shows the maturity of the Company's loans at December 31, 1997. The table does not include the effect of prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $480.4 million for the year ended December 31, 1997.


                                                                          AT DECEMBER 31, 1997
                                                     ONE-TO                                     CONSUMER       TOTAL
                                                     -FOUR           MULTI-      COMMERCIAL       AND          LOANS
(In Thousands)                                       FAMILY          FAMILY      REAL ESTATE     OTHER       RECEIVABLE
                                                     ------          ------      -----------     -----       ----------
Amounts due:
   Within one year .........................      $     8,337       $ 27,134      $ 73,546      $ 3,741      $  112,758

   After one year:
      One to three years ...................           14,418         23,775       117,767        7,374         163,334
      Three to five years ..................           82,011         39,378        38,161        3,818         163,368
      Five to 10 years .....................          256,941         96,628        68,887          972         423,428
      10 to 20 years .......................        1,319,278        134,172        79,253       37,381       1,570,084
      Over 20 years ........................        1,880,688         10,881           944           --       1,892,513
                                                  -----------       --------      --------      -------      ----------
          Total due after one year .........        3,553,336        304,834       305,012       49,545       4,212,727
                                                  -----------       --------      --------      -------      ----------

Total amounts due ..........................      $ 3,561,673       $331,968      $378,558      $53,286      $4,325,485
                                                  ===========       ========      ========      =======      ----------

   Unearned discounts, premiums and deferred
      loan fees, net .......................                                                                     19,521
   Allowance for loan losses ...............                                                                    (40,039)
                                                                                                             ----------
Loans receivable, net ......................                                                                 $4,304,967
                                                                                                             ==========

The following table sets forth at December 31, 1997, the dollar amount of all loans due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                              Due After December 31, 1998
(In Thousands)                                 Fixed                    Adjustable                 Total
                                               -----                    ----------                 -----
MORTGAGE LOANS:
   One-to-four family....................    $1,407,678                $2,145,658                $3,553,336
   Multi-family..........................        94,980                   209,854                   304,834
   Commercial real estate                       107,139                   197,873                   305,012
CONSUMER AND OTHER LOANS                         12,187                    37,358                    49,545
                                             ----------                ----------                ----------
   Total loans...........................    $1,621,984                $2,590,743                $4,212,727
                                             ==========                ==========                ==========


The following table sets forth the Company's loan originations, loan purchases, sales and principal repayments for the periods indicated:


                                                                     Year Ended December 31,
(In Thousands)                                              1997                1996              1995
                                                            ----                ----              ----
MORTGAGE LOANS (GROSS):
 At beginning of year........................            $2,594,474          $1,999.494         $1,545,372
    Mortgage loans originated:
         One-to-four family..................             1,136,481             502,814            142,559
         Multi-family........................               105,089              66,213             28,915
         Commercial .........................                38,809              43,708             31,232
                                                         ----------          ----------         ----------
    Total mortgage loans
      originated.............................             1,280,379             612,735            202,706
                                                         ----------          ----------         ----------

    Purchases of mortgage loans:
      Bulk purchases........................                      -              60,228            128,280
      Third party loan origination
        program (1).........................                200,079             255,761            122,364
    Loans from acquired institutions                        872,970                   -            236,961
    Sales of mortgage loans                                (219,247)             (9,740)            (3,606)
    Transfer of loans to REO                                 (6,176)             (6,842)           (10,296)
    Principal repayments....................               (448,037)           (313,158)          (217,735)
    Loans charged off.......................                 (2,243)             (4,004)            (4,552)
                                                         ----------          ----------         ----------
 At end of year.............................             $4,272,199          $2,594,474         $1,999,494
                                                         ==========          ==========         ==========

CONSUMER AND OTHER LOANS (GROSS):
 At beginning of year.......................             $   58,109          $   61,674         $   47,543
    Other loans originated..................                 29,470              29,115             22,446
    Loans from acquired institutions                          8,208                   -             21,508
    Sales of other loans....................                 (9,555)             (1,503)            (1,155)
    Transfer of loans to REO                                      -                (211)                 -
    Principal repayments....................                (32,384)            (30,477)           (27,936)
    Loans charged off.......................                   (562)               (489)              (732)
                                                         ----------          ----------         ----------
 At end of year.............................             $   53,286          $   58,109         $   61,674
                                                         ==========         ===========         ==========

(1) All third party loan originations for the years ended December 31, 1997, 1996 and 1995 were underwritten by the Company and secured by one-to-four family properties.

DELINQUENT LOANS AND CLASSIFIED ASSETS. At December 31, 1997, 1996, and 1995, delinquencies in the Company's loan portfolio were as follows:


                                                AT DECEMBER 31, 1997                            AT DECEMBER 31, 1996
                                         60-89 DAYS          90 DAYS OR MORE              60-89 DAYS           90 DAYS OR MORE
                                      NUMBER   PRINCIPAL    NUMBER     PRINCIPAL       NUMBER    PRINCIPAL    NUMBER     PRINCIPAL
                                        OF     BALANCE       OF        BALANCE           OF      BALANCE        OF       BALANCE
(Dollars in Thousands)                LOANS    OF LOANS     LOANS      OF LOANS        LOANS     OF LOANS     LOANS      OF LOANS
                                      -----    --------     -----      --------        -----     --------     -----      --------
One-to-four family..............       85       $3,741       365       $27,960          73        $3,901       276       $25,098
Multi-family....................        2          480        20         7,089           6         1,226        13         3,651
Commercial real estate                  -            -        12         7,076           2           823        17         3,552
Consumer and other loans               30          299        35           696          52           337        92         1,159
                                      ---       ------      ----       -------         ---        ------       ---       -------

Total loans.....................      117       $4,520       432       $42,821         133        $6,287       398       $33,460
                                      ===       ======       ===       =======         ===        ======       ===       =======

Delinquent loans to total
 loans..........................                  0.10%                   0.99%                     0.24%                   1.26%



                                                               AT DECEMBER 31, 1995
                                                       60-89 DAYS           90 DAYS OR MORE
                                                    NUMBER    PRINCIPAL    NUMBER    PRINCIPAL
                                                      OF      BALANCE        OF      BALANCE
                      (Dollars in Thousands)        LOANS     OF LOANS     LOANS     OF LOANS
                                                    -----     --------     -----     --------
                      One-to-four family ......      118       $8,173       366      $33,384
                      Multi-family ............        3          336        17        2,851
                      Commercial real estate ..        3          384        31        6,969
                      Consumer and other loans        47          622        65        1,276
                                                     ---       ------       ---      -------

                      Total loans .............      171       $9,515       479      $44,480
                                                     ===       ======       ===      =======

                      Delinquent loans to total
                       loans ..................                  0.46%                  2.16%

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, the Company had approximately $4.5 million of potential problem loans at December 31, 1997. Such loans are 60-89 days delinquent as shown on page 28.


                                                                                AT   DECEMBER 31,
       (In Thousands)                                        1997(1)      1996(1)      1995(1)       1994         1993
                                                             -------      -------      -------       ----         ----
        Non-accrual delinquent mortgage loans (2) .....      $37,397      $24,905      $37,394      $56,037      $ 76,322
        Non-accrual delinquent consumer and other loans          696        1,159        1,276          920         1,335
        Mortgage loans delinquent 90 days or more (3) .        4,728        7,396        5,810        9,981        21,159
                                                             -------      -------      -------      -------      --------

                Total non-performing loans ............       42,821       33,460       44,480       66,938        98,816
                                                             -------      -------      -------      -------      --------

        Real estate owned, net (4) ....................        6,091        7,421       17,677       18,898        24,863
        Investments in real estate, net (5) ...........       10,173        4,708        5,654        7,480         7,278
                                                             -------      -------      -------      -------      --------
                Total real estate owned and
                 investments in real estate, net ......       16,264       12,129       23,331       26,378        32,141
                                                             -------      -------      -------      -------      --------

        Total non-performing assets (6) ...............      $59,085      $45,589      $67,811      $93,316      $130,957
                                                             =======      =======      =======      =======      ========


   (1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $2.9 million, $2.4 million and $4.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. This compares to $1.2 million, $934,000 and $1.3 million, respectively, of actual payments recorded to interest income.
   (2) 27.6%, 3.8% and 15.4% are secured by other than one-to-four family properties at December 31, 1997, 1996 and 1995, respectively.
   (3) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by multi-family and commercial properties.
   (4) Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.
   (5) Investments in real estate are recorded at the lower of cost or fair value.
   (6) At December 31, 1997, balance includes $11.8 million of non-performing assets acquired from The Greater, which the Company intends to sell.

       The following table sets forth at December 31, 1997 the Company's carrying value of the assets, exclusive of general valuation allowances, classified as substandard or doubtful, or categorized as special mention:


                                          SPECIAL MENTION         SUBSTANDARD          DOUBTFUL
   (Dollars in Thousands)                NUMBER     AMOUNT     NUMBER     AMOUNT    NUMBER    AMOUNT
                                         ------     ------     ------     ------    ------    ------
    LOANS:
      One-to-four family ............      --      $    --      313      $32,505      8        $521
      Multi-family ..................      15        8,654       23       10,254      -          --
      Commercial ....................      15       23,480       21       23,406      -          --
      Consumer and other loans ......      --           --       34          690      1           6
                                           --      -------      ---      -------      -        ----
         Total ......................      30       32,134      391       66,855      9         527
                                           --      -------      ---      -------      -        ----


    REAL ESTATE OWNED AND INVESTMENTS
      IN REAL ESTATE:
      One-to-four family ............      --           --       61        9,860      -          --
      Multi-family ..................      --           --        1          201      -          --
      Commercial ....................      --           --        4        7,696      -          --
                                           --      -------      ---      -------      -        ----
         Total ......................      --           --       66       17,757      -          --
                                           --      -------      ---      -------      -        ----
    TOTAL ...........................      30      $32,134      457      $84,612      9        $527
                                           ==      =======      ===      =======      =        ====

   Note:  There were no assets classified as loss at December 31, 1997.

   IV. ALLOWANCE FOR LOSSES ON LOANS, INVESTMENTS IN REAL ESTATE AND REAL ESTATE OWNED ("REO"). The following table sets forth the Company's allowance for losses on loans, investments in real estate and REO at the dates indicated.


                                                                          At or For the Years Ended December 31,
   (Dollars in Thousands)                               1997             1996           1995            1994           1993
                                                        ----             ----           ----            ----           ----
    ALLOWANCE FOR LOSSES ON LOANS:
    Balance at beginning of  year ..............      $ 14,089        $ 13,495        $ 12,173        $ 16,672        $ 15,750
     Allowance of acquired institution .........        25,433              --           3,528              --              --
     Provision charged to operations ...........         3,061           3,963           2,007           3,733           6,959
     Charge-offs:
        One-to-four family .....................        (2,099)         (2,634)         (3,213)         (4,928)            (19)
        Multi-family ...........................        (1,088)           (115)           (330)           (615)             --
        Commercial .............................           (38)         (1,255)         (1,009)         (2,384)         (5,565)
        Consumer and other .....................          (687)           (489)           (732)           (409)           (490)
                                                      --------        --------        --------        --------        --------
              Total charge-offs ................        (3,912)         (4,493)         (5,284)         (8,336)         (6,074)
     Recoveries:
        One-to-four family .....................           641             381             552               6              --
        Multi-family ...........................            --              22              --              --              --
        Commercial .............................           543             627             259              --              --
        Consumer and other .....................           184              94             260              98              37
                                                      --------        --------        --------        --------        --------
           Total recoveries ....................         1,368           1,124           1,071             104              37
                                                      --------        --------        --------        --------        --------
     Balance at end of year ....................      $ 40,039        $ 14,089        $ 13,495        $ 12,173        $ 16,672
                                                      ========        ========        ========        ========        ========

    Ratio of net charge-offs during the year
    to average loans outstanding during the year          0.08%           0.14%           0.22%           0.55%           0.37%

    Ratio of allowance for loan losses to total
    loans at end of the year                              0.93            0.53            0.65            0.76            1.09

    Ratio of allowance for loan losses to
    non-performing loans at end of the
    year                                                 93.50           42.11           30.34           18.19           16.87

    ALLOWANCE FOR LOSSES ON INVESTMENTS
      IN REAL ESTATE AND REO:
    Balance at beginning of year ...............      $  2,045        $  3,746        $  5,250        $  4,741        $  1,898
     Allowance of acquired institution .........            94              --           1,144              --              --
     Provision (recovery) recorded to operations           359          (1,747)            259           3,017           6,020
     Charge-offs ...............................        (1,050)         (1,620)         (3,997)         (3,744)         (3,744)
     Recoveries ................................            45           1,666           1,090           1,236             567
                                                      --------        --------        --------        --------        --------
    Balance at end of year .....................      $  1,493        $  2,045        $  3,746        $  5,250        $  4,741
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



                                                               AT DECEMBER 31,
                                            1997                         1996                      1995
                                                   % of Loans                 % of Loans                % of Loans
                                                      to                          to                        to
   (Dollars in Thousands)            Amount      Total Loans     Amount       Total Loans    Amount     Total Loans
                                     ------      -----------     ------       -----------    ------     -----------
   One-to-four family............  $26,727          82.34%      $ 8,002          85.18%      $ 7,164        84.82%
   Multi-family..................    3,482           7.68         1,214           6.29           593         5.34
   Commercial ...................    8,977           8.75         4,118           6.34         4,963         6.85
   Consumer and other loans......      853           1.23           755           2.19           775         2.99
                                   -------         ------       -------         ------       -------       ------

   Total allowances..............  $40,039         100.00%      $14,089         100.00%      $13,495       100.00%
                                   =======         ======       =======         ======       =======       ======





                                          1994                        1993
                                               % of Loans                 % of Loans
                                                  to                         to
   (Dollars in Thousands)           Amount    Total Loans     Amount     Total Loans
                                    ------    -----------     ------     -----------
   One-to-four family............   $ 5,278       84.49%      $ 8,903       82.20%
   Multi-family..................       492        5.81           743        6.47
   Commercial ...................     5,751        6.72         6,372        7.26
   Consumer and other loans......       652        2.98           654        4.07
                                    -------      ------       -------      ------

   Total allowances..............   $12,173      100.00%      $16,672      100.00%
                                    =======      ======       =======      ======

   V.  DEPOSITS

   The following table presents the deposit activity of the Company for the years indicated:


                                                      For the years ending December 31,
   (Dollars in Thousands)                      1997                  1996                1995
                                               ----                  ----                ----
     Opening balance ....................   $ 4,513,093           $4,263,421          $ 3,280,652

     Deposits assumed from acquired
        institution .....................     1,601,312                   --            1,053,440
     Net deposits (withdrawals) .........      (105,470)              57,926             (254,628)
     Interest credited ..................       211,983              191,746              183.957
                                            -----------           ----------          -----------

     Ending balance .....................   $ 6,220,918           $4,513,093          $ 4,263,421
                                            ===========           ==========          ===========

     Net increase .......................   $ 1,707,825           $  249,672          $   982,769
                                            ===========           ==========          ===========

     Percentage increase ................         37.84%                5.86%               29.96%

    ----------------



     At December 31, 1997, the Company had $367.4 million in certificate of deposit accounts in amounts of $100,000 or more as follows:


                                                                       Amount
                                                                       ------
                                                                  (In Thousands)
   MATURITY PERIOD
      Three months or less...........................               $ 99,833
      Over three through six months                                   82,074
      Over six through twelve months                                  54,707
      Over twelve months.............................                130,834
                                                                    --------
         Total.......................................               $367,448
                                                                    ========

         The following table sets forth the distribution of the Company's average deposit balances for the periods indicated and the weighted average nominal interest rates on each category of deposit presented.



                                                                       YEAR ENDED DECEMBER 31,
                                            1997                            1996                              1995
                                                     Weighted                         Weighted                            Weighted
                                         Percent     Average               Percent     Average                Percent     Average
                             Average     Of Total    Nominal    Average    Of Total    Nominal    Average     Of Total    Nominal
(Dollars in Thousands)       Balance     Deposits     Rate      Balance    Deposits     Rate      Balance     Deposits     Rate
                             -------     --------     ----      -------    --------     ----      -------     --------     ----
 Savings ...............   $1,269,356     25.77%      2.51%   $1,146,243    25.98%      2.50%   $1,176,433     28.03       2.50%
 NOW ...................       75,711      1.54       1.24       114,110     2.59       1.98       240,032      5.72       2.00
 Money market ..........      363,339      7.37       4.52       237,709     5.40       3.78       196,767      4.69       3.58
 Money manager .........      205,570      4.17       1.24       148,871     3.38       1.97            --        --         --
 Non-interest bearing ..       97,399      1.98         --        57,511     1.31         --        39,267      0.93         --
                           ----------    ------               ----------   ------               ----------    ------
     Total .............    2,011,375     40.83       2.56     1,704,444    38.66       2.51     1,652,499     39.37       2.50
                           ----------    ------               ----------   ------               ----------    ------


 Certificates of Deposit (1):
  3 month ..............       37,820      0.77       3.23        36,808     0.84       3.28        37,137      0.89       3.90
  6 month ..............      165,315      3.36       3.94       148,646     3.38       3.78       166,458      3.97       4.42
  7 month ..............        6,109      0.13       4.72            --       --         --            --        --         --
  9 month ..............       84,745      1.72       4.02       134,786     3.06       4.30       275,674      6.57       5.93
  1 year ...............      236,486      4.80       4.33       272,114     6.18       4.69       350,154      8.34       4.92
  13 month .............       10,399      0.21       5.31            --      --          --        23,144      0.55       5.47
  15 month .............      127,732      2.59       5.29       178,927     4.06       5.35        17,393      0.42       5.48
  11/2year .............      277,203      5.63       5.27       347,098     7.89       5.55       612,897     14.60       5.52
  18 month variable IRA         5,025      0.10       5.41         5,828     0.13       3.74         6,700      0.16       4.47
  2 year ...............      973,096     19.75       5.84       498,908    11.34       5.77         1,519      0.04       4.32
  21/2year .............      173,084      3.51       5.94       345,402     7.85       5.87       379.206      9.04       5.61
  3 year ...............        7,247      0.15       5.78            --       --         --            --        --         --
  31/2year .............       38,924      0.79       5.62        45,695     1.04       5.35        55,576      1.32       5.40
  5 year ...............      644,851     13.09       6.11       548,198    12.46       6.18       504,487     12.02       6.37
  6 year ...............       19,316      0.39       6.44        26,651     0.60       6.77        31,599      0.75       6.99
  Jumbo ................      105,034      2.13       5.12       109,765     2.49       5.10        79,487      1.89       5.49
  Other CDs ............        2,481      0.05       5.83           714     0.02       6.52         3,111      0.07       5.31
                           ----------    ------               ----------   ------               ----------    ------
     Total .............    2,914,867     59.17       5.48     2,699,540    61.34       5.46     2,544,542     60.63       5.58
                           ----------    ------               ----------   ------               ----------    ------
         Total deposits    $4,926,242    100.00%      4.29    $4,403,984   100.00%      4.32    $4,197,041    100.00%      4.37
                           ==========    ======               ==========   ======               ==========    ======

  (1) Terms indicated are original, not term remaining to maturity.

     The following table presents, by rate categories, the balances of the Company's certificates of deposit outstanding at December 31, 1997, 1996 and 1995, and the remaining periods to maturity of the certificate of deposit accounts outstanding at December 31, 1997:


                                   Period to maturity from December 31, 1997                      At December 31,
                                 Within        One-two      Two-three     Over three
(In Thousands)                  one year        years         years         years         1997             1996            1995
                                --------        -----         -----         -----         ----             ----            ----
CERTIFICATES OF DEPOSIT:
 2.99% or less .........      $    9,839      $     16      $     --      $     90      $    9,945      $   10,846      $    8,600
 3.00% to 3.99% ........         258,826         1,255            --            --         260,081         264,228         198,717
 4.00% to 4.99% ........         372,395         1,862            --         3,713         377,970         335,547         365,264
 5.00% to 5.99% ........       1,182,820       682,366        49,920        73,283       1,988,389       1,378,688       1,160,889
 6.00% to 6.99% ........         228,973       190,276        65,723       328,299         813,271         760,321         713,922
 7.00% to 7.99% ........           1,357        26,748        37,282           487          65,874          24,444         104,005
 8.00% to 8.99% ........              42            --            33            --              75             144          23,518
 9.00% and over ........              --           559            --            --             559             532             788
                              ----------      --------      --------      --------      ----------      ----------      ----------
                   Total      $2,054,252      $903,082      $152,958      $405,872      $3,516,164      $2,774,750      $2,575,703
                              ==========      ========      ========      ========      ==========      ==========      ==========

   VI.  RETURN ON EQUITY AND ASSETS

         Information regarding return on equity and assets appears on page 18 of the Company's 1997 Annual Report under the caption "Selected Financial Ratios and Other Data" and is incorporated herein by reference.


   VII. BORROWINGS

         The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:


                                                               At or For the Years Ended December 31,
            (Dollars in Thousands)                             1997            1996              1995
                                                               ----            ----              ----
            FHLB-NY ADVANCES:
             Average balance .........................      $  284,726       $  203,819       $  423,617
             Maximum balance outstanding at any month
                  end during the year ................         390,016          266,562          650,349
             Balance outstanding at end of year ......         390,016          266,514          221,362
             Weighted average interest rate
                  during the year ....................            6.01%            6.26%            5.64%
             Weighted average interest rate at end
                  of year ............................            6.12             6.13             6.25


            REVERSE REPURCHASE AGREEMENTS:
             Average balance .........................      $2,309,614       $1,744,830       $  978,653
             Maximum balance of outstanding agreements
                  at any month end during the year ...       2,882,765        1,910,801        1,510,530
             Balance outstanding at end of year ......       2,882,765        1,845,000        1,483,329
             Weighted average interest rate
                  during the year ....................            5.72%            5.58%            5.69%
             Weighted average interest rate at end
                  of year ............................            5.80             5.65             5.69


            TOTAL BORROWINGS:
             Average balance .........................      $2,594,340       $1,948,649       $1,402,270
             Maximum balance outstanding at any month
                  end during the year ................       3,272,781        2,111,514        1,751,637
             Balance outstanding at end of year ......       3,272,781        2,111,514        1,704,691
             Weighted average interest rate
                  during the year ....................            5.75%            5.65%            5.67%
             Weighted average interest rate at end
                  of year ............................            5.84             5.71             5.76

ITEM 2. PROPERTIES

                The Company conducts its business at its executive office building, 61 banking offices, one mortgage origination center and one mortgage servicing and training center. The following list of properties represent those from which the Company conducts its business which were owned or leased by the Company as of December 31, 1997.

                                                                      ORIGINAL DATE       DATE OF
                                                    LEASED OR           LEASED OR          LEASE
   LOCATION                                           OWNED             ACQUIRED         EXPIRATION(1)
   --------                                           -----             --------         -------------
   EXECUTIVE OFFICE:
   One Astoria Federal Plaza                          Owned               1990
   Lake Success, NY  11042-1085

   BANKING OFFICES:

   37-16 30th Avenue                                  Owned               1938
   Long Island City, NY  11103

   31-24 Ditmars Boulevard                            Owned               1952
   Long Island City, NY  11105

   63-72 108th Street                                 Leased              1956          Jan. 31, 2024
   Forest Hills, NY  11375

   46-08 Francis Lewis Boulevard                      Leased              1966          Dec. 31, 2018
   Flushing, NY  11361

   75-25 Metropolitan Avenue                          Owned               1973
   Middle Village, NY  11379

   116-22 Metropolitan Avenue                         Owned               1973
   Kew Gardens, NY  11418

   29-34 30th Avenue                                  Owned               1975
   Long Island City, NY  11102

   60-20 Woodside Avenue                              Owned               1979
   Woodside, NY  11377

   71-20 Kissena Boulevard                            Leased              1979          April 30, 2008
   Flushing, NY  11367

                                                                      ORIGINAL DATE       DATE OF
                                                    LEASED OR           LEASED OR          LEASE
   LOCATION                                           OWNED             ACQUIRED         EXPIRATION(1)
   --------                                           -----             --------         -------------
   68-17 Myrtle Avenue                                Owned               1979
   Glendale, NY  11385

   30-33 Stratton Street                              Leased              1979          July 31, 2004
   Pathmark Shopping Center
   Flushing, NY  11354

   153-17 Cross Island Parkway                        Leased              1990          June 30, 1999
   Whitestone, NY  11357

   57-07 Junction Boulevard                           Leased              1990          April 30, 2012
   Elmhurst, NY  11373

   955 Hempstead Turnpike                             Owned               1958
   Franklin Square, NY  11010

   114 Northern Boulevard (2)                         Leased              1971          Sept. 30, 2046
   Greenvale, NY 11548

   44 Cedar Swamp Road                                Owned               1975
   Glen Cove, NY  11542

   995 Hicksville Road                                Leased              1977          Sept. 30, 2035
   Massapequa, NY  11758

   Gr. So. Bay Shopping Center                        Leased              1979          July 31, 2009
   861 Montauk Highway
   West Babylon, NY  11704

   4 Great Neck Road                                  Leased              1990          May 31, 2002
   Great Neck, NY  11021

   162 Hillside Avenue                                Owned               1995
   Williston Park, NY  11596

   360 Merrick Road                                   Owned               1995
   Lynbrook, NY  11563

   1000 Franklin Avenue                               Leased              1995          Dec. 31, 2011
   Garden City, NY  11530


   320 Walt Whitman Road                              Leased              1995          August 31, 2004
   Huntington Station, NY  11746

                                                                      ORIGINAL DATE       DATE OF
                                                    LEASED OR           LEASED OR          LEASE
   LOCATION                                           OWNED             ACQUIRED         EXPIRATION(1)
   --------                                           -----             --------         -------------
   33 Main Street                                     Owned               1995
   Kings Park, NY 11754

   363 Hempstead Avenue                               Owned               1995
   Malverne, NY 11565

   361 Sunrise Highway                                Leased              1995          May 31, 2027
   Patchogue, NY 11772

   464 Atlantic Avenue                                Owned               1995
   East Rockaway, NY  11518

   490 Hempstead Turnpike                             Leased              1995          June 30, 2019
   West Hempstead, NY  11552

   164 Manetto Hill Road                              Leased              1997          Sept. 30, 2015
   Plainview, NY 11803

   1622 Hempstead Turnpike                            Leased              1995          Oct. 31, 2005
   East Meadow, NY 11554

   1015 Route 112                                     Leased              1995          June 30, 2026
   Port Jefferson Station, NY 11776

   1880 Middle Country Road                           Owned               1995
   Ridge, NY 11961

   155 Jericho Turnpike                               Owned               1995
   Floral Park, NY 11001

   99 Covert Avenue                                   Owned               1995
   Floral Park, NY 11001

   711 Franklin Avenue                                Owned               1995
   Franklin Square, NY 11010

   260 Glen Head Road                                 Leased              1995          Dec. 31, 2000
   Glen Head, NY 11545

   1585 Dutch Broadway                                Leased              1995          July 31, 2009
   Elmont, NY 11003

                                                                      ORIGINAL DATE       DATE OF
                                                    LEASED OR           LEASED OR          LEASE
   LOCATION                                           OWNED             ACQUIRED         EXPIRATION(1)
   --------                                           -----             --------         -------------
   102 Broadway Mall                                  Leased              1997          Feb. 28, 2019
   Hicksville, NY  11801

   451 5th Avenue                                     Leased              1997          Sept. 30, 2043
   Brooklyn, NY  11215

   101 Church Avenue                                  Owned               1997
   Brooklyn, NY  11218

   4302 18th Avenue                                   Owned               1997
   Brooklyn, NY  11218

   489 Neptune Avenue                                 Leased              1997          Aug. 2, 2028
   Brooklyn, NY  11224

   110 7th Avenue                                     Owned               1997
   Brooklyn, NY  11215

   2241 65th Street                                   Leased              1997          Jan. 31, 2004
   Brooklyn, NY  11204

   5220 13th Avenue                                   Leased              1997          May 21, 1998
   Brooklyn, NY  11219

   179-25 Hillside Avenue                             Leased              1997          April 14, 2026
   Hillside, NY  11432

   2775 Route 112                                     Leased              1997          May 31, 2020
   Medford, NY  11763

   1672 Sheepshead Bay Rd.                            Owned               1997
   Brooklyn, NY  11235

   1045 Flatbush Avenue                               Owned               1997
   Brooklyn, NY  11226

   1550 Flatbush Avenue                               Owned               1997
   Brooklyn, NY  11210

   222 Station Plaza North                            Leased              1997          June 30, 2012
   Mineola, NY  11501

                                                                      ORIGINAL DATE       DATE OF
                                                    LEASED OR           LEASED OR          LEASE
   LOCATION                                           OWNED             ACQUIRED         EXPIRATION(1)
   --------                                           -----             --------         -------------
   3535 Long Beach Road                               Leased              1997          Sept. 30, 2020
   Oceanside, NY  11572

   2133 Knapp St.                                     Leased              1997          Dec. 31, 2043
   Brooklyn, NY  11229

   560 Warburton Avenue                               Owned               1982
   Hastings-on-Hudson, NY  10706

   731 Saw Mill River Road                            Owned               1982
   Ardsley, NY  10502

   Towne Centre at Somers                             Leased              1992           August 1, 2028
   Somers, NY  10589

   18 South Broad Street                              Owned               1985
   Norwich, NY  13815

   One Wall Street                                    Owned               1988
   Oneonta, NY  13820

   62 Pioneer Street                                  Owned               1988
   Cooperstown, NY  13326

   107 Oneida Street                                  Owned               1988
   Oneonta, NY  13820

   Southside Mall                                     Leased              1988          June 30, 2008
   Oneonta, NY  13820

   MORTGAGE SERVICING, TRAINING CENTER
   AND MORTGAGE ORIGINATIONS:

   5 Dakota Drive (3)                                 Leased              1992          Mar. 31, 1998
   New Hyde Park, NY  11042

   211 Station Rd.                                    Leased              1997          Mar. 31, 2017
   Mineola, NY  11501


   -----------------

(1) Leased property includes all option periods.
(2) Land lease only. The building on this property is owned.
(3) Office to relocate to 211 Station Road, Mineola.

ITEM 3. LEGAL PROCEEDINGS

       On April 3, 1997, a purported class action (the "Action") was commenced in the Supreme Court of the State of New York (Kings County) entitled Leonard Minzer, et ano. v. Gerard C. Keegan, et al. (Index No. 11546/1997) against The Greater and its directors and certain executive officers. The suit alleges, among other things, that the directors and executive officers of The Greater breached their fiduciary duties in entering into The Greater Acquisition and related arrangements. The complaint sought, among other things, a preliminary and permanent injunction against The Acquisition and the related transactions, an order directing the directors and executive officers of The Greater to carry-out their fiduciary duties, and unspecified damages and costs. Upon stipulation of the parties dated November 17, 1997 which was "so ordered" by the Court on December 10, 1997, the Action has been dismissed, without prejudice.

       On July 18, 1997, a purported class action (the "Federal Action") was commenced in the United States District Court for the Eastern District of New York entitled Leonard Minzer, et ano. v. Gerard C. Keegan, et al. (Index No. 97 Civ. 4077 (CPS)) against The Greater, The Greater's directors and certain of its executive officers, the Company and the Association. The suit alleges, among other things, that The Greater, The Greater's directors and certain of its executive officers solicited proxies in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, promulgated thereunder, by failing to disclose certain allegedly material facts in the proxy statement, as amended, that was circulated to The Greater stockholders in connection with The Greater Acquisition, and that The Greater's directors and certain of its executive officers have breached their fiduciary duties by entering into The Greater Acquisition and related arrangements. The suit further alleges, without specification, that the Company and the Association participated in the preparation, specification and distribution of The Greater's proxy materials and/or aided and abetted the alleged breaches of fiduciary duty by The Greater defendants. Plaintiffs sought, among other things, a preliminary and permanent injunction against consummation of The Greater Acquisition and the related transactions, an order directing that the directors and executive officers of The Greater carry-out their fiduciary duties, and unspecified damages and costs.

       On September 2, 1997, plaintiffs filed an amended complaint and an Application for a preliminary injunction (the "Application"). An evidentiary hearing on plaintiffs' Application was held on September 10, 1997. On September 22, 1997, the Court issued a written decision denying plaintiffs' Application in all respects. Upon stipulation of the parties, all claims against the non-director, executive officers of The Greater, except one, have been dismissed. The remaining defendants have moved to dismiss the amended complaint. The motion is pending.

       The Company and the Association believe the allegations made in the amended complaint in the Federal Action are without merit and intend to aggressively defend their interests with respect to such matters.

       During 1994, an action was commenced against the Association, AF Roosevelt Avenue Corporation, a wholly owned subsidiary of the Association, 149 Roosevelt Avenue Associates, a joint venture in which AF Roosevelt Avenue Corporation was a joint venture partner, Henry Drewitz, then Chairman of the Board of the Association, and George L. Engelke, Jr., Chairman, President and Chief Executive Officer of Astoria Federal and a director and officer of AF Roosevelt Avenue Corporation, among others. The litigation arises from the development by 149 Roosevelt Avenue Associates of a condominium project ("Vista Tower") commencing in the mid 1980's. The development consists of 134 residential units, 25 medical facility units, and associated parking and other facilities located in Flushing, New York. The litigation, commenced by the Board of Managers of the condominium, alleges that there are various defects in the condominium buildings with respect to the roof, certain masonry work and structural components and seeks damages based upon breach of contract, fraud, misrepresentation, breach of warranty, violations of Articles 23A and 36B of the General Business Law of the State of New York, recklessness and negligence. The above listed defendants have served their answers in the litigation. The Association has notified its liability and director and officer liability insurance carriers of the action. Although extremely limited discovery was taken in the matter, the plaintiff, in January 1998 filed a note of issue alleging damages of at least $340.0 million with respect to this matter. Several defendants have moved to strike the note of issue. Messrs. Drewitz and Engelke have moved for summary judgment to dismiss all claims against them.

       On September 19, 1997, the Queens Buildings Department ordered the partial evacuation of the condominium. The Association, in meetings with the Buildings Department and the New York State Attorney General's office, has agreed to pay the cost of design work and repairs necessary to render the building both temporarily and permanently safe and habitable. The Board of Managers has thus far not carried out such repairs.

       On October 2, 1997, the City of New York commenced an action and sought injunctive relief by order to show cause against Vista Tower, The Board of Managers of the condominium, the individual members of the Board of Managers and the Association. The Association is named in such action solely as an owner of units and holder of mortgages in the condominium. The action sets forth two causes of action pursuant to the New York City Administrative Code and seeks injunctive relief directing the defendants to take all steps necessary to make the premises safe, certain civil penalties for violations of the building code, a declaration that the premises constitute a public nuisance and directing the abatement of such nuisance, certain damages, costs and attorneys fees. The Association answered such action, denying the allegations of the complaint and has asserted cross claims against the Board of Managers and its members for waste, breach of fiduciary duty, indemnification and contribution. The Board of Managers and its members similarly cross claimed against the Association. Through a series of stipulations and interim orders, the parties agreed to a plan of remediation and interim repair to the premises to allow the building to be re-inhabited. In the interim, both the City of New York and the Association have moved for appointment of a receiver to take control of the management and repair of the property. The Board of Managers has opposed such motions which are pending.

       On November 18, 1997, The Board of Managers of Vista Tower commenced an action against the Association in Supreme Court, Queens County. The complaint set forth causes of action based upon alleged discrimination against the purchasers of the units in Vista Tower under the New York State Executive Law purportedly due to the national origin of a number of such unit owners, unjust enrichment for receiving mortgage loan payments with respect to the mortgage loans held by the Association and seeks injunctive relief to prevent the Association from foreclosing on the mortgage loans it holds in such building. The plaintiffs have granted the Association an open ended extension of the Association's time to answer such complaint. In addition, on or about December 4, 1997, The Board of Managers commenced suit in the United States District Court for the Southern District of New York against New York State, the New York State Attorney General, the City of New York, the New York City Building Department, the New York City Department of Housing Preservation and Development, the Association, Henry Drewitz, George Engelke, Jr., AF Roosevelt and 149 Roosevelt Avenue Associates and others. As to the Association related defendants, the complaint alleged discrimination claims based upon the national origin of the unit owners at Vista Tower under both New York State and federal law. The summons and complaint in this action, while filed with the Court, has not been served on any Association related defendant.

       The Association has commenced settlement discussions with the Board of Managers and unit owners at Vista Tower which are continuing. Based upon current available information, management does not believe that a resolution based upon these discussions would have a material adverse impact on the results of operations or the financial condition of the Company. Management of the Association is continuing to work with the Attorney General's office, the Queens Buildings Department and the Board of Managers in an attempt to remedy the situation. In the event such a remedy is not found, the Association intends to continue to defend the actions vigorously.

       SUPERVISORY GOODWILL ACTION. On July 21, 1995, the Association commenced an action, Astoria Federal Savings and Loan Association v. United States, No. 95-468C, in the United States Court of Federal Claims against the United States seeking in excess of $250 million in damages arising from the government's breach of an assistance agreement entered into by the Association's predecessor in interest, Fidelity, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association, and the government's subsequent enactment and implementation of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989. The case was stayed throughout most of 1996 awaiting the decision of the United States Supreme Court in United States v. Winstar Corp. 116 S.Ct.2432 (1996) which held the government liable for breach of contract to the Plaintiffs in three similar cases and remanded such cases to the Court of Federal Claims to ascertain damage.

In November 1996, the Association moved for partial summary judgment against the government on the issues of whether Fidelity had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government contested such motion and cross-moved for summary judgment seeking to dismiss the Association's contract claims. (The Association's complaint also asserts claims based on promissory estoppel, failure of consideration and frustration of purpose, and a taking of the Association's property without just compensation in violation of the Fifth Amendment to the United States Constitution.)

       On August 7 and 8, 1997, the United States Court of Federal Claims heard oral arguments on 11 common issues raised by the government in the various partial summary judgment motions filed by the Plaintiffs in the goodwill cases. The Court heard arguments on these common issues in the context of 4 specific summary judgment motions, not including the Association's. In an opinion filed December 22, 1997, all such common issues were found in favor of the Plaintiffs, and the government was ordered to show cause within 60 days why partial summary judgment should not be entered in all cases which have partial summary judgment motions pending, including the Association's. The government has responded in the Association's case that if the Court will not consider case specific facts, then it has no defense to the Association's motion. The government further indicated that if the Court will consider case specific facts, then it asserts that the relevant portion of the Assistance Agreement with Fidelity did not authorize the use of its capital credit as a permanent addition to regulatory capital. In this response, the government did not raise any issues related to the supervisory goodwill portion of the Association's motion. The Association has not yet responded to the government's response pending further instructions from the Court.

       While management is confident that it will be successful in the pursuit of its motion and intends to aggressively pursue its claim against the government, no assurance can be given as to the result of such claim or the timing of the recovery, if any, with respect thereto. The costs incurred with respect to this litigation to date are not material to the Association's results of operations. Based upon the current scheduling by the Court, the Association does not expect to commence significant discovery in its case until 1999.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

          That section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 entitled "Market for Common Stock", page 75, is incorporated herein by reference.

          In addition, on September 30, 1997, in connection with The Greater Acquisition, the Company issued 2,000,000 shares of the Series B Preferred Stock in exchange for all of the outstanding 12% Noncumulative Preferred Stock, Series B of The Greater. The shares of the Series B Preferred Stock so issued were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.


ITEM 6. SELECTED FINANCIAL DATA

          That section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 entitled "Selected Consolidated Financial and Other Data of the Company", pages 17 and 18, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          That section of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", pages 20 through 40 inclusive, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Those sections of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 entitled "Interest Rate Sensitivity Analysis," pages 23 through 27 and "Asset Quality" pages 30 and 31, inclusive, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Those sections of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 entitled "Independent Auditors' Report", page 41, "Consolidated Statements of Financial Condition", page 42, "Consolidated Statements of Operations", page 43, "Consolidated Statements of Changes in Stockholders' Equity, page 44, "Consolidated Statements of Cash Flows", page 45, "Notes to Consolidated Financial Statements", pages 46 through 73, inclusive, and "Quarterly Results of Operations (Unaudited)", page 74, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding directors and executive officers who are not directors of the Registrant, is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board of Directors of Astoria Financial Corporation" in the Company's definitive Proxy Statement to be dated April 2, 1998, for its Annual Meeting of Shareholders to be held on May 6, 1998, which will be filed with the SEC within 120 days from December 31, 1997, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

          Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table", "Fiscal Year End Option/SAR Values", "Pension Plans", "Director Compensation", "Employment Agreements", "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation", and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's definitive Proxy Statement to be dated April 2, 1998 for its Annual Meeting of Shareholders to be held on May 6, 1998, which will be filed with the SEC within 120 days from December 31, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is in the Company's definitive Proxy Statement to be dated April 2, 1998 for its Annual Meeting of Shareholders to be held on May 6, 1998, which will be filed with the SEC within 120 days from December 31, 1997, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's definitive Proxy Statement to be dated April 2, 1998 for its Annual Meeting of Shareholders to be held on May 6, 1998, which will be filed with the SEC within 120 days from December 31, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1.  Financial Statements

           The following consolidated financial statements and schedules of the Company, its subsidiary, Astoria Federal Savings and Loan Company, and the independent auditors' report thereon, included on pages 41 through 74 of the Company's 1997 Annual Report, are being filed as a part of this Form 10-K through their incorporation herein by reference:

           -  Independent Auditors' Report
           - Consolidated Statements of Financial Condition at December 31, 1997 and 1996
           - Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997
           - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended December 31, 1997
           - Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997
           -  Notes to the Consolidated Financial Statements
           - Quarterly Results of Operations (Unaudited) for each of the years in the two year period ended December 31, 1997

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

   (b) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:


     EXHIBIT                      IDENTIFICATION OF EXHIBIT
     -------                      -------------------------

      3.1       Articles of Incorporation of Astoria Financial Corporation, as
                   amended effective following the close of business on September 30, 1997 *

      3.2       Bylaws of Astoria Financial Corporation (1)

      4.1       Astoria Financial Corporation Specimen Stock Certificate (7)

      4.2       Federal Stock Charter of Astoria Federal Savings and Loan
                   Association (2)

      4.3       Bylaws of Astoria Federal Savings and Loan Association *

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

       4.6       Form of Rights Certificate (4)

       4.7       Certificate of Designations, Preferences and Rights of 12%
                   Noncumulative, Perpetual Preferred Stock, Series B (8)

       4.8       Astoria Financial Corporation Specimen 12% Noncumulative,
                   Perpetual Preferred Stock, Series B Certificate *

       4.9       Astoria Financial Corporation Automatic Dividend Reinvestment
                   and Stock Purchase Plan (6)

      10.1       Astoria Federal Savings and Loan Association Employee Stock
                   Ownership Trust Loan and Security Agreement (1)

      10.2       Amendment to Astoria Federal Savings and Loan Association
                   Employee Stock Ownership Trust Loan and Security Agreement, Promissory Note, and Security Agreement Re Instruments or Negotiable Documents to be Deposited (1)

      10.3       Astoria Federal Savings and Loan Association and Astoria
                   Financial Corporation Directors' Retirement Plan, as amended and restated effective February 21, 1996. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.4       Astoria Financial Corporation Death Benefit Plan for Outside
                   Directors - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.5       Deferred Compensation Plan for Directors of Astoria Financial
                   Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

      10.6       1996 Stock Option Plan for Officers and Employees of Astoria
                   Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

      10.7       1996 Stock Option Plan for Outside Directors of Astoria
                   Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

      10.8       Astoria Federal Savings and Loan Association Recognition and
                   Retention Plan for Outside Directors as amended March 1, 1996
                   - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

  EXHIBIT                 IDENTIFICATION OF EXHIBIT
  -------                 -------------------------
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

    10.11       Astoria Federal Savings and Loan Association Employment
                   Agreement with George L. Engelke, Jr. - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.12       Astoria Financial Corporation Employment Agreement with
                   Arnold K. Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.13       Astoria Federal Savings and Loan Association Employment Agreement
                   with Arnold K. Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.14       Astoria Financial Corporation Employment Agreement with
                   Thomas W. Drennan - This exhibit is a management contract
                   or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.15       Astoria Federal Savings and Loan Association Employment
                   Agreement with Thomas W. Drennan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.16       Astoria Financial Corporation Employment Agreement with Monte
                   N. Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.17       Astoria Federal Savings and Loan Association Employment
                   Agreement with Monte N. Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.18       Astoria Financial Corporation Employment Agreement with
                   William K. Sheerin - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

  EXHIBIT         IDENTIFICATION OF EXHIBIT
  -------         -------------------------
    10.19       Astoria Federal Savings and Loan Association Employment
                   Agreement with William K. Sheerin - This exhibit is a
                   management contract or compensatory plan or arrangement
                   required to be filed as an exhibit this Form 10-K pursuant to
                   Item 14(c) of this report. (3)

    10.20       Astoria Financial Corporation Employment Agreement with Alan
                   P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.21       Astoria Federal Savings and Loan Association Employment
                   Agreement with Alan P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.22       Retirement Medical and Dental Benefit Policy for Senior
                   Officers - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.23       Consulting and Other Arrangements Concerning Mr. Bolton - This
                   exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                   10-K pursuant to Item 14(c) of this report. (1)

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

    10.27       Consulting Agreement by and between Astoria Financial Corporation and
                   Mr. Thomas V. Powderly dated January 31, 1995. (5)

    10.28       Trust Agreement, dated as of January 31, 1995 between Astoria Financial
                   Corporation and State Street Bank and Trust Company. (5)

    10.29       Astoria Financial Corporation 1993 Incentive Stock Option
                   Plan, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

  EXHIBIT         IDENTIFICATION OF EXHIBIT
  -------         -------------------------
    10.30       Astoria Financial Corporation 1993 Stock Option Plan For
                   Outside Directors, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
                   14(c) of this report. *

    10.31       Astoria Federal Savings and Loan Association Recognition and
                   Retention Plan for Officers and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

    10.32       Astoria Financial Corporation Employment Agreement with
                   Gerard C. Keegan This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.33       Astoria Federal Savings and Loan Association Employment
                   Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.34       Amendment No. 1 to the Astoria Federal Savings and Loan Association
                   Employment Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.35       Option Conversion Agreement by and between Astoria Financial
                   Corporation and Mr. Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.36       Option Conversion Agreement by and between Astoria Financial
                   Corporation and Mr. Michael J. Henchy - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.37       Option Conversion Agreement by and between Astoria Financial
                   Corporation and Mr. Daniel J. Harris - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.38       Option Conversion Agreement by and between Astoria Financial
                   Corporation and Mr. Franklyn Berkowitz - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.39       Agreement and Plan of Merger Dated as of the 29th day of
                   March, 1997, as amended, by and among Astoria Financial
                   Corporation, Astoria Federal Savings and Loan Association and
                   The Greater New York Savings Bank. (9)

    11.1        Statement regarding computation of earnings per share.*

    13.1        1997 Annual Report to Stockholders. *

    21.1        Subsidiaries of Astoria Financial Corporation. *

    23          Consent of Independent Auditors. *

    27          Financial Data Schedule. *

    99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1998, which will be filed with the SEC within 120 days from December 31, 1997, is incorporated herein by reference.

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

    (6) Incorporated by reference to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on October 23, 1995.

    (7)         Incorporated by reference to Astoria Financial Corporation's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

    (8) Incorporated by reference to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on June 24, 1997.

    (9)         Incorporated by reference to Astoria Financial Corporation's
                Current Report on Form 8-K, dated March 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1997.

    (c) Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended December 31, 1997.

                The following reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 1997:

         (1) Astoria Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 1997 announcing that as of the close of business on September 30, 1997 (the "Effective Time"), Astoria Financial Corporation
                ("AFC"),

                acquired The Greater New York Savings Bank, a New York State chartered savings bank ("GNYSB"), pursuant to an Agreement and Plan of Merger entered into by AFC, Astoria Federal Savings and Loan Association ("AFSL"), and GNYSB on March 29, 1997, as amended, and the related Plan of Bank Merger (together, the "Merger Agreement"), which provided for the merger of GNYSB with and into AFSL with AFSL being the surviving corporation (the "Merger") and the appointment of Mr. Gerard C. Keegan, the former Chairman, President and Chief Executive Officer of GNYSB, and Mr. Peter C. Haeffner, Jr., a former director of GNYSB to the Boards of Directors of AFC and AFSL.

         (2) Astoria Financial Corporation's Amendment No. 1 to the Current Report on Form 8-K Filed with the Securities and Exchange Commission on October 3, 1997 on Current Report 8-K/A filed with the Securities and Exchange Commission on December 12, 1997 which included Pro-forma financial information concerning the merger of The Greater New York Savings Bank with and into Astoria Federal Savings and Loan Association.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Astoria Financial Corporation

   /s/       George L. Engelke, Jr.                                                    Date:  March 18, 1998
       ---------------------------------------------------------------------                --------------------
             George L. Engelke, Jr.
             Chairman, President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           NAME                                                                              DATE
           ----                                                                              ----
     /s/   George L. Engelke, Jr.                                                      March 18, 1998
          -----------------------------------------------------------                  --------------
           George L. Engelke, Jr.
           Chairman, President and Chief Executive Officer

     /s/   Gerard C. Keegan                                                            March 18, 1998
          -----------------------------------------------------------                  --------------
           Gerard C. Keegan
           Vice Chairman, Chief Administrative
           Officer and Director

     /s/   Monte N. Redman                                                             March 18, 1998
          -----------------------------------------------------------                  --------------
           Monte N. Redman
           Executive Vice President and Chief Financial Officer

     /s/   Andrew M. Burger                                                            March 18, 1998
          -----------------------------------------------------------                  --------------
           Andrew M. Burger
           Director

     /s/   Denis J. Connors                                                            March 18, 1998
          -----------------------------------------------------------                  --------------
           Denis J. Connors
           Director

     /s/   Thomas J. Donahue                                                           March 18, 1998
          -----------------------------------------------------------                  --------------
           Thomas J. Donahue
           Director

     /s/   William J. Fendt                                                            March 18, 1998
          -----------------------------------------------------------                  --------------
           William J. Fendt
           Director

     /s/   Peter C. Haeffner, Jr.                                                      March 18, 1998
          -----------------------------------------------------------                  --------------
           Peter C. Haeffner, Jr.
           Director

     /s/   Ralph F. Palleschi                                                          March 18, 1998
          -----------------------------------------------------------                  --------------
           Ralph F. Palleschi
           Director

     /s/   Thomas V. Powderly                                                          March 18, 1998
          -----------------------------------------------------------                  --------------
           Thomas V. Powderly
           Director

                                  EXHIBIT INDEX

                                                                                                           SEQUENTIAL
                                                                                                              PAGE
EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT                                                 NUMBER
-----------                        -------------------------                                                 ------

    3.1 Articles of Incorporation of Astoria Financial Corporation, as amended effective following the close of business on September
               30, 1997 *

    3.2        By laws of Astoria Financial Corporation (1)

    4.1        Astoria Financial Corporation Specimen Stock Certificate (7)

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

    4.6        Form of Rights Certificate (4)

    4.7        Certificate of Designations, Preferences and Rights of 12%
               Noncumulative, Perpetual Preferred Stock, Series B (8)

    4.8        Astoria Financial Corporation Specimen 12% Noncumulative,
               Perpetual Preferred Stock, Series B Certificate *

    4.9        Astoria Financial Corporation Automatic Dividend Reinvestment and
               Stock Purchase Plan (6)

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

                                 EXHIBIT INDEX

                                                                                                           SEQUENTIAL
                                                                                                              PAGE
EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT                                                 NUMBER
-----------                        -------------------------                                                 ------
    10.5       Deferred Compensation Plan for Directors of Astoria Financial
               Corporation - This exhibit is a management contract or
               compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               (3)

    10.6       1996 Stock Option Plan for Officers and Employees of Astoria
               Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.7       1996 Stock Option Plan for Outside Directors of Astoria Financial
               Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.*

    10.8       Astoria Federal Savings and Loan Association Recognition and
               Retention Plan for Outside Directors as amended March 1, 1996 -
               This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 4(c) of this report. (3)

    10.9       Astoria Federal Savings and Loan Association Annual Incentive
               Plan for Selected Executives - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

    10.10      Astoria Financial Corporation Employment Agreement with George L.
               Engelke, Jr. - This exhibit is a management contract or
               compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               (3)

    10.11 Astoria Federal Savings and Loan Association Employment Agreement with George L. Engelke, Jr. - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.12      Astoria Financial Corporation Employment Agreement with Arnold K.
               Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.13      Astoria Federal Savings and Loan Association Employment Agreement
               with Arnold K. Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               (3)

                                  EXHIBIT INDEX

                                                                                                           SEQUENTIAL
                                                                                                              PAGE
EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT                                                 NUMBER
-----------                        -------------------------                                                 ------
    10.14      Astoria Financial Corporation Employment Agreement with Thomas W.
               Drennan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this
               Form 10-K pursuant to Item 14(c) of this report. (3)

    10.15      Astoria Federal Savings and Loan Association Employment Agreement
               with Thomas W. Drennan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               (3)

    10.16      Astoria Financial Corporation Employment Agreement with Monte N.
               Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.17      Astoria Federal Savings and Loan Association Employment Agreement
               with Monte N. Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               (3)

    10.18      Astoria Financial Corporation Employment Agreement with William
               K. Sheerin - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.19      Astoria Federal Savings and Loan Association Employment Agreement
               with William K. Sheerin - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               (3)

    10.20      Astoria Financial Corporation Employment Agreement with Alan P.
               Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

    10.21 Astoria Federal Savings and Loan Association Employment Agreement with Alan P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               (3).

    10.22      Retirement Medical and Dental Benefit Policy for Senior Officers
               - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.23      Consulting and Other Arrangements Concerning Mr. Bolton - This
               exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

                                  EXHIBIT INDEX

                                                                                                           SEQUENTIAL
                                                                                                              PAGE
EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT                                                 NUMBER
-----------                        -------------------------                                                 ------
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

    10.27 Consulting Agreement by and between Astoria Financial Corporation and Mr. Thomas V. Powderly dated January 31, 1995. (5)

    10.28      Trust Agreement, dated as of January 31, 1995 between Astoria
               Financial Corporation and State Street Bank and Trust Company.
               (5)

    10.29      Astoria Financial Corporation 1993 Incentive Stock Option Plan,
               as amended - This exhibit is a management contract or
               compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               *

    10.30      Astoria Financial Corporation 1993 Stock Option Plan For Outside
               Directors, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               *

    10.31      Astoria Federal Savings and Loan Association Recognition and
               Retention Plan for Officers and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
               14(c) of this report. (1)

    10.32      Astoria Financial Corporation Employment Agreement with Gerard C.
               Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

    10.33      Astoria Federal Savings and Loan Association Employment Agreement
               with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.
               *

    10.34      Amendment No. 1 to the Astoria Federal Savings and Loan
               Association Employment Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. *

                                  EXHIBIT INDEX

                                                                                                           SEQUENTIAL
                                                                                                              PAGE
EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT                                                 NUMBER
-----------                        -------------------------                                                 ------
    10.35      Option Conversion Agreement by and between Astoria Financial
               Corporation and Mr. Gerard C. Keegan - This exhibit is a
               management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
               14(c) of this report. *

    10.36      Option Conversion Agreement by and between Astoria Financial
               Corporation and Mr. Michael J. Henchy - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
               14(c) of this report. *

    10.37      Option Conversion Agreement by and between Astoria Financial
               Corporation and Mr. Daniel J. Harris - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
               14(c) of this report. *

    10.38      Option Conversion Agreement by and between Astoria Financial
               Corporation and Mr. Franklyn Berkowitz - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
               14(c) of this report. *

    10.39 Agreement and Plan of Merger dated as of the 29th Day of March, 1997, as amended, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and The Greater New
               York Savings Bank. (9)

    11.1       Statement regarding computation of earnings per share. *

    13.1       1997 Annual Report to Stockholders. *

    21.1       Subsidiaries of Astoria Financial Corporation. *

    23         Consent of Independent Auditors. *

    27         Financial Data Schedule. *

    99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1998, which will be filed with the SEC within 120 days from December 31, 1997, is incorporated herein by reference.

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

                                  EXHIBIT INDEX

                                                                                                           SEQUENTIAL
                                                                                                              PAGE
EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT                                                 NUMBER
-----------                        -------------------------                                                 ------
    (3)        Incorporated by reference to Astoria Financial Corporation's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1995, filed with the Securities and Exchange Commission on March
               29, 1996.

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

    (6) Incorporated by reference to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on October 23, 1995.

    (7)        Incorporated by reference to Astoria Financial Corporation's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March
               28, 1997.

    (8) Incorporated by reference to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on June 24, 1997.

    (9)        Incorporated by reference to Astoria Financial Corporation's
               Current Report on Form 8-K, dated March 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1997.