Form 10-Q
period 1998-03-31
ASTORIA FINANCIAL CORP
filed 1998-05-14
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

                                  YES X    NO____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock             Number of Shares Outstanding, April 30, 1998

     .01 Par Value                                  26,498,139

                         PART 1 -- FINANCIAL INFORMATION

                                                                                               Page

Item 1.   Financial Statements.

          Consolidated Statements of Financial Condition at March 31, 1998 and                   2
          December 31, 1997.

          Consolidated Statements of Income for the Three Months Ended                           3
          March 31, 1998 and March 31, 1997.

          Consolidated Statement of Stockholders' Equity for the Three Months                    4
          Ended March 31, 1998.

          Consolidated Statements of Cash Flows for the Three Months Ended                       5
          March 31, 1998 and March 31, 1997.

          Notes to Consolidated Financial Statements.                                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and                        8
          Results of Operations.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk                            27


                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                     27

Item 2.   Changes in Securities and Use of Proceeds                                     (Not Applicable)

Item 3.   Defaults Upon Senior Securities                                               (Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders                           (Not Applicable)

Item 5.   Other Information                                                             (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K                                                      29

      (a)  Exhibits
          (11)  Statement Regarding Computation of Per Share Earnings
          (27)  Financial Data Schedule

      (b) Reports on Form 8-K

          Signatures                                                                            30

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,           DECEMBER 31,
Assets                                                                               1998                1997
------                                                                           ------------        ------------
Cash and due from banks                                                          $     24,535        $     31,780
Federal funds sold and repurchase agreements                                          158,000             110,550
Mortgage-backed securities available-for-sale (at estimated fair value)             2,752,157           2,700,920
Other securities available-for-sale (at estimated fair value)                         153,326             159,336
Mortgage-backed securities held-to-maturity  (estimated fair value of
  $1,367,914 and $1,369,738, respectively)                                          1,359,831           1,361,404
Other securities held-to-maturity (estimated fair value
  of $1,231,315 and $1,255,097, respectively)                                       1,229,233           1,249,045
Federal Home Loan Bank of New York stock                                               60,050              60,050

Loans receivable:
  Mortgage loans                                                                    4,592,674           4,291,720
  Consumer and other loans                                                             52,053              53,286
                                                                                 ------------        ------------
                                                                                    4,644,727           4,345,006
  Less allowance for loan losses                                                       39,708              40,039
                                                                                 ------------        ------------
    Loans receivable, net                                                           4,605,019           4,304,967

Real estate owned and investments in real estate, net                                  16,663              16,264
Accrued interest receivable                                                            61,990              60,318
Premises and equipment, net                                                           113,946             113,727
Goodwill                                                                              253,371             258,159
Other assets                                                                          107,488             101,873
                                                                                 ------------        ------------

Total assets                                                                     $ 10,895,609        $ 10,528,393
                                                                                 ============        ============

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Savings                                                                     $  1,709,700        $  1,717,784
     Money market                                                                     900,050             823,214
     NOW                                                                              174,369             163,756
     Certificates of deposit                                                        3,421,524           3,516,164
                                                                                 ------------        ------------
      Total deposits                                                                6,205,643           6,220,918

   Reverse repurchase agreements                                                    3,323,318           2,882,765
   Federal Home Loan Bank of New York advances                                        320,086             390,016
   Mortgage escrow funds                                                               61,292              45,217
   Accrued expenses and other liabilities                                              68,421              90,053
                                                                                 ------------        ------------
Total liabilities                                                                   9,978,760           9,628,969
                                                                                 ------------        ------------

Stockholders' Equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- issued and outstanding)                 --                  --
     Series B (2,000,000 shares authorized, issued and outstanding)                     2,000               2,000
   Common stock, $.01 par value; (70,000,000 shares authorized; 26,451,252
     issued; 26,366,224 and 26,197,768 outstanding, respectively)                         265                 265
   Additional paid-in capital                                                         504,133             497,284
   Retained earnings - substantially restricted                                       431,844             430,549
   Treasury stock (85,028 and 253,484 shares, at cost, respectively)                   (4,807)            (13,867)
   Accumulated other comprehensive income:
     Net unrealized gains on securities, net of taxes                                   6,574               7,918
   Unallocated common stock held by ESOP                                              (20,679)            (21,488)
   Unearned common stock held by RRPs                                                  (2,481)             (3,237)
                                                                                 ------------        ------------
Total stockholders' equity                                                            916,849             899,424
                                                                                 ------------        ------------

Total liabilities and stockholders' equity                                       $ 10,895,609        $ 10,528,393
                                                                                 ============        ============

See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          1998              1997
                                                                       -----------       -----------
Interest income:
   Mortgage loans                                                      $    84,792       $    52,554
   Consumer and other loans                                                  1,228             1,446
   Mortgage-backed securities                                               69,858            58,925
   Other securities                                                         27,558            15,280
   Federal funds sold and repurchase agreements                              1,494               868
                                                                       -----------       -----------

Total interest income                                                      184,930           129,073
                                                                       -----------       -----------

Interest expense:
   Deposits                                                                 63,995            47,559
   Borrowed funds                                                           51,075            32,058
                                                                       -----------       -----------

Total interest expense                                                     115,070            79,617
                                                                       -----------       -----------

Net interest income                                                         69,860            49,456
Provision for loan losses                                                      300               500
                                                                       -----------       -----------
Net interest income after provision for loan losses                         69,560            48,956
                                                                       -----------       -----------

Non-interest income:
   Customer service and loan fees                                            3,777             2,615
   Net gain on sales of securities and loans                                 2,103               378
   Other                                                                     1,509               478
                                                                       -----------       -----------

Total non-interest income                                                    7,389             3,471
                                                                       -----------       -----------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                             17,909            13,164
      Occupancy, equipment and systems                                       9,757             5,998
      Federal deposit insurance premiums                                       776               810
      Advertising                                                              660               914
      Other                                                                  4,267             2,873
                                                                       -----------       -----------

   Total general and administrative                                         33,369            23,759

   Real estate operations and provision for losses, net                       --                 176
   Amortization of goodwill                                                  4,788             2,110
                                                                       -----------       -----------

Total non-interest expense                                                  38,157            26,045
                                                                       -----------       -----------

Income before income tax expense                                            38,792            26,382
Income tax expense                                                          16,523            10,948
                                                                       -----------       -----------

Net income                                                             $    22,269       $    15,434
                                                                       ===========       ===========

Net income applicable to common shareholders - diluted                 $    20,769       $    15,434
                                                                       ===========       ===========

Basic earnings per common share (1)                                    $      0.84       $      0.79
                                                                       ===========       ===========
Diluted earnings per common share (1)                                  $      0.80       $      0.74
                                                                       ===========       ===========
Dividends per common share                                             $      0.20       $      0.11
                                                                       ===========       ===========

Basic weighted average common shares (1)                                24,636,539        19,417,530
Diluted weighted average common and common equivalent shares (1)        26,045,896        20,823,710

(1) Prior year amounts have been restated as a result of the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                 Retained
                                                                                               Additional        Earnings
                                                                     Preferred      Common      Paid-In        Substantially
                                                        Total          Stock        Stock       Capital         Restricted
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                          $ 899,424        $2,000       $265       $ 497,284        $ 430,549

Net income                                               22,269          --          --             --             22,269
Other comprehensive income, net of tax:
    Net unrealized loss on securities, net
    of reclassification adjustment                       (1,344)         --          --             --               --

Common stock repurchased
    (181,192 shares)                                     (9,739)         --          --             --               --

Dividends on common and preferred stock
    and amortization of purchase premium                 (6,606)         --          --             (326)          (6,280)
Exercise of stock options and
    related tax benefit                                   7,468          --          --            3,363          (14,694)

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit                  5,377          --          --            3,812             --
                                                      ---------        ------       ----       ---------        ---------

Balance at March 31, 1998                             $ 916,849        $2,000       $265       $ 504,133        $ 431,844
                                                      =========        ======       ====       =========        =========

                                                                    Accumulated      Unallocated     Unearned
                                                                       Other           Common         Common
                                                       Treasury    Comprehensive     Stock Held     Stock Held
                                                         Stock         Income          by ESOP        by RRPs
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                           $(13,867)       $ 7,918        $(21,488)       $(3,237)

Net income                                                 --             --              --             --
Other comprehensive income, net of tax:
    Net unrealized loss on securities, net
    of reclassification adjustment                         --           (1,344)           --             --

Common stock repurchased
    (181,192 shares)                                     (9,739)          --              --             --

Dividends on common and preferred stock
   and amortization of purchase premium                    --             --              --             --
Exercise of stock options and
    related tax benefit                                  18,799           --              --             --

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit                   --             --               809            756
                                                       --------        -------        --------        -------

Balance at March 31, 1998                              $ (4,807)       $ 6,574        $(20,679)       $(2,481)
                                                       ========        =======        ========        =======


See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    1998             1997
                                                                                  ---------        ---------
Cash flows from operating activities:
   Net income                                                                     $  22,269        $  15,434
    Adjustments to reconcile net income to net cash provided
           by operating activities:
              Amortization of net deferred loan origination fees,
                      discounts and premiums                                         (7,673)          (1,075)
              Provision for loan and real estate losses                               1,039              564
              Depreciation and amortization                                           1,575            1,627
              Net gain on sales of securities and loans                              (2,103)            (378)
              Amortization of goodwill                                                4,788            2,110
              Allocated and earned shares from ESOP and RRPs                          4,339            3,052
              Increase in accrued interest receivable                                (1,672)            (615)
              Increase in mortgage escrow funds                                      16,075           10,329
              (Increase)decrease in other assets                                     (4,174)           1,696
              (Decrease) increase in accrued expenses and other liabilities         (17,231)           3,636
                                                                                  ---------        ---------
                               Net cash provided by operating activities             17,232           36,380
                                                                                  ---------        ---------
Cash flows from investing activities:
   Loan originations                                                               (490,181)        (182,423)
   Loan purchases through third parties                                             (54,226)         (35,967)
   Principal repayments on loans                                                    227,437           86,551
   Principal payments on mortgage-backed securities held-to-maturity                 74,492           17,860
   Principal payments on mortgage-backed securities available-for-sale              183,712           87,086
   Purchases of mortgage-backed securities held-to-maturity                         (72,651)         (19,988)
   Purchases of mortgage-backed securities available-for-sale                      (237,256)        (282,190)
   Purchases of other securities held-to-maturity                                  (213,456)        (190,893)
   Purchase of other securities available-for-sale                                     (883)            (294)
   Proceeds from maturities of other securities held-to-maturity                    242,230           70,213
   Proceeds from maturities of other securities available-for-sale                      299           45,001
   Proceeds from sales of securities available-for-sale and loans                    17,642            3,110
   Proceeds from sales of real estate owned and investments
           in real estate                                                             4,325            2,725
   Purchases of premises and equipment, net of proceeds from sale                    (1,794)          (1,636)
                                                                                  ---------        ---------
      Net cash used in investing activities                                        (320,310)        (400,845)
                                                                                  ---------        ---------
Cash flows from financing activities:
   Net decrease in deposits                                                         (15,030)         (18,988)
   Net increase in reverse repurchase agreements                                    440,553          450,000
   Net decrease in FHLB of New York advances                                        (70,000)         (21,000)
   Costs to repurchase common stock                                                  (9,739)         (16,184)
   Cash dividends paid to stockholders                                               (6,606)          (2,276)
   Cash received for options exercised, net of loss on issuance
      of treasury stock                                                               4,105            2,182
                                                                                  ---------        ---------
           Net cash provided by financing activities                                343,283          393,734
                                                                                  ---------        ---------
           Net increase in cash and cash equivalents                                 40,205           29,269

Cash and cash equivalents at beginning of period                                    142,330           74,923
                                                                                  ---------        ---------

Cash and cash equivalents at end of period                                        $ 182,535        $ 104,192
                                                                                  =========        =========

Supplemental disclosures:
   Cash paid during the year:
           Interest                                                               $ 111,678        $  77,409
                                                                                  =========        =========
           Income taxes                                                           $  18,396        $   1,189
                                                                                  =========        =========
   Additions to real estate owned                                                 $   5,678        $   3,141
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

           In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997 and stockholders' equity for the three months ended March 31, 1998. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of March 31, 1998 and December 31, 1997 and amounts of revenues and expenses of the results of operations for the three month periods ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

           These consolidated financial statements should be read in conjunction with the December 31, 1997 audited consolidated financial statements and notes thereto of the Company.

2. EARNINGS PER SHARE ("EPS")

           During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The Company has applied the provisions of SFAS No. 128 in its calculation of EPS, and has restated all prior-period EPS data presented. SFAS No. 128 simplified the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, and replaced the presentation of primary EPS and fully diluted EPS with the presentation of basic EPS and diluted EPS, respectively. Upon adoption of SFAS No. 128, the change from primary EPS to basic EPS and from fully diluted EPS to diluted EPS resulted in modest increases in both EPS presentations.

           Basic EPS is computed by dividing net income less preferred dividends by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted-average number of unallocated shares held by the Astoria Federal Savings and Loan Association Employee Stock Ownership Plan (the "ESOP") and the Recognition and Retention Plans ("RRPs").

           Diluted EPS is computed by dividing net income less preferred dividends by the weighted-average common shares and common equivalent shares outstanding during the year. For the diluted EPS calculation, the weighted-average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted-average number of unallocated shares held by the ESOP and the RRPs and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the Company's average stock price is utilized, and the Company adds to the proceeds, the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

         The following table is a reconciliation of basic and diluted EPS as required under SFAS No. 128:

                                                                For the Three Months Ended March 31,
                                    -----------------------------------------------------------------------------------
                                                          1998                                       1997
                                    ------------------------------------------   --------------------------------------
(In Thousands,                                           Average     Per Share                      Average   Per Share
Except Share Data)                    Income             Shares       Amount        Income          Shares      Amount
Net Income                          $    22,269                                  $    15,434
Less: preferred stock dividends           1,500                                           --
                                    -----------                                   ----------
Basic EPS:
  Income available to common
    stockholders                         20,769         24,636,539     $0.84          15,434      19,417,530     $0.79
                                                                       =====                                     =====

Effect of dilutive unexercised
  stock options                                         1,409,357(1)                               1,406,180
                                                       -----------                               -----------
Diluted EPS:
  Income available to common
    stockholders plus assumed
      conversions                   $    20,769         26,045,896     $0.80     $    15,434      20,823,710     $0.74
                                    ===========        ===========     =====     ===========     ===========     =====


         (1) Options to purchase 4,000 shares of common stock at $56.63 per share, 258,000 shares of common stock at $58.13 per share and 15,000 shares of common stock at $59.75 per share were outstanding as of March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares.

3.       CASH EQUIVALENTS

     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less.

4.       COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted the provisions of SFAS No. 130 during the first quarter of 1998 and as such was required to (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition and (c) reclassify prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation had no impact on the Company's financial condition or results of operations.

     Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                                             March 31,
                                                  ------------------------------
                                                      1998               1997
                                                      ----               ----
Net income                                           $22,269           $15,434
Net unrealized losses on securities, net of
  reclassification adjustment(a)                      (1,344)           (9,627)
                                                     -------           -------
Comprehensive income                                 $20,925           $ 5,807
                                                     -------           -------

(a) Disclosure of reclassification adjustment:

Net unrealized losses arising during period          $  (175)          $(9,406)
Less: reclassification adjustment for net gains
  included in net income                              (1,169)             (221)
                                                     -------           -------
Net unrealized losses on securities                  $(1,344)          $(9,627)
                                                     -------           -------

5.   IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to stockholders. SFAS No. 131 also requires that enterprises report certain information about their products and services, geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 but does not have to be applied to interim financial statements in the initial year of application. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No.132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are not considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior periods presented. As the requirements of SFAS No. 132 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting each Company's operations, pricing, products and services.

GENERAL

    The Company was incorporated on June 14, 1993, and is the holding company for the Association. The Company is headquartered in Lake Success, New York and its principal business currently consists of the operation of its wholly-owned subsidiary, the Association. The Association's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowed funds, primarily in one-to-four family residential mortgage loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and federal agencies and other securities.

    The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income also is affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premium, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations and provision for real estate losses, net and amortization of goodwill. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

MERGERS AND ACQUISITIONs

     The Company continues to consider merger and acquisition activity part of its long-term growth strategy. Following the close of business on September 30, 1997, the Company completed the acquisition of The Greater New York Savings Bank ("The Greater"), by merger of The Greater with and into the Association, in a transaction ("The Greater Acquisition"), that was accounted for as a purchase. The total consideration paid was $399.5 million, which included $38.2 million of transaction costs. Goodwill generated in the transaction was $169.3 million, which is being amortized on a straight line basis over 15 years.

     On April 2, 1998, the Company entered into a definitive agreement and plan of merger ("the Merger Agreement") pursuant to which Long Island Bancorp, Inc. ("LIB"), the holding company of The Long Island Savings Bank, FSB ("LISB"), will merge with and into the Company. LISB will merge with and into the Association pursuant to a related plan of bank merger. At March 31, 1998, LISB, a federally chartered savings bank, had total assets of $6.30 billion. The Merger Agreement is subject to approval of the shareholders of both the Company and LIB, approval of the Office of Thrift Supervision ("OTS") and the satisfaction of certain other conditions. Under the terms of the Merger Agreement, holders of LIB common stock, par value $0.01 per share ("LIB Common Stock"), will receive 1.15 shares of the Company's common stock ("Common Stock") for each share of LIB Common Stock. The total transaction value is estimated to be $1.80 billion. The transaction is expected to be accounted for as a pooling of interests, and is expected to close at the end of the third quarter of 1998. See Item 6 -
Exhibits and Reports on Form 8-K.

INFORMATION SERVICES YEAR 2000 PROJECT

     The Year 2000 Problem centers on the inability of some computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in an adverse impact on the Company's products, services and competitive condition.

     The Company is developing and implementing a Year 2000 Project Plan to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. As part of the Plan, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Problem could have an adverse impact on the operations of the Company. At this time, management does not believe that the impact and any resulting costs related to the Company's Year 2000 Problem will be material.

     Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. During the first quarter of 1998 and 1997, principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $728.2 million and $306.7 million, respectively. The increase in principal payments received is primarily a result of significant acceleration of prepayments of mortgage loans and mortgage-backed securities. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the first quarter of 1998 and 1997 totaled $17.2 million and $36.4 million, respectively, of which $22.3 million and $15.4 million, respectively, represented net income of the Company. Net cash provided by financing activities during the first quarter of 1998 and 1997 totaled $343.3 million and $393.7 million, respectively, primarily due to net increases in borrowings during the first quarter of 1998 and 1997 totaling $370.6 million and $429.0 million, respectively. The Company's primary uses of funds in its investing activities are for the purchase and origination of loans and the purchase of mortgage-backed securities and other securities. During the first quarter of 1998 and 1997, the Company's purchases and originations of loans totaled $544.4 million and $218.4 million, respectively, and purchases of mortgage-backed securities and other securities totaled $524.2 million and $493.4 million, respectively.

    Prior to December 31, 1997 the Association was required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. During the fourth quarter of 1997, the OTS revised its liquidity requirements, which reduced the minimum required liquidity from 5.0% to 4.0% and eliminated the 1.0% short-term liquidity requirement. The Association's liquidity ratios were 4.15% and 4.73% at March 31, 1998 and December 31, 1997, respectively. The levels of the Association's liquid assets are dependent on the Association's operating, investing and financing activities during any given period. In the normal course of its business, the Association routinely enters into various commitments, primarily relating to the origination and purchase of loans, purchase of securities and the leasing of certain office facilities. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

    Stockholders' equity totaled $916.8 million at March 31, 1998, compared to $899.4 million at December 31, 1997, reflecting the Company's earnings for the first quarter of 1998, the amortization of the unallocated portion of shares held by the ESOP and the unearned portion of shares held by the RRPs and related tax benefit, the effect of the treasury stock purchases, the effect of exercises of stock options and related tax benefit, dividends paid on common and preferred stock and the change in the net unrealized gains on securities.

    Tangible stockholders' equity (stockholders' equity less goodwill) totaled $663.5 million at March 31, 1998, compared to $641.3 million at December 31, 1997. This increase reflects the change in the Company's stockholders' equity noted above, plus the reduction in the balance of goodwill. Tangible equity is a critical measure of a company's ability to repurchase stock, pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, not equity as defined by generally accepted accounting principles ("GAAP"). Although reported earnings and return on equity are traditional measures of a company's performance, management believes that the growth in tangible equity, or "cash earnings" is also a significant measure of a company's performance. Cash earnings include reported earnings plus the non-cash charges for goodwill amortization and amortization relating to certain employee stock plans and related tax benefit. These items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization for which the related intangible asset has already been deducted in the calculation of tangible equity. Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. See "Cash Earnings."

    On November 27, 1996, the Board of Directors of the Company approved the Company's fifth stock repurchase plan authorizing the purchase, at the discretion of management, of up to 2,500,000 shares of outstanding Common Stock, over a two year period. During the first quarter of 1998, the Company repurchased 181,192 shares of Common Stock for an aggregate cost of $9.7 million, bringing the total number of Common Stock purchased under this plan to 1,638,189 shares, at an aggregate cost of $74.1 million. At March 31, 1998, the Company's cumulative total of treasury shares (net of reissues for stock options exercised) was 85,028 at an aggregate cost of $4.8 million. In connection with the acquisition of LIB, the fifth stock repurchase plan has been terminated.

    On March 2, 1998, the Company paid a quarterly cash dividend equal to $0.20 per share on shares of Common Stock outstanding as of the close of business on February 13, 1998, aggregating $5.1 million. On April 15, 1998, the Company declared a quarterly cash dividend of $0.20 per share payable on June 1, 1998 to common stockholders of record as of the close of business on May 15, 1998. On January 15, 1998 and April 14, 1998, the Company paid quarterly cash dividends equal to $0.75 per share on shares of its 12% Noncumulative Perpetual Preferred Stock, Series B, aggregating $1.5 million per quarter.

    At the time of conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account equal to its retained earnings as of June 30, 1993. As part of the acquisitions of Fidelity New York, F.S.B. ("Fidelity") after the close of business on January 31, 1995 and The Greater after the close of business on September 30, 1997, the Association established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by Fidelity and The Greater. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amount required for the liquidation accounts or applicable regulatory capital requirements. As of March 31, 1998, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible and core (leverage) ratios of 5.42% and a risk-based capital ratio of 14.90%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

INTEREST RATE SENSITIVITY ANALYSIS

    As a financial institution, the Company's primary component of market risk is interest rate volatility. The Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of its assets and the liabilities which fund them. The Company seeks to manage this risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios.

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

    At March 31, 1998, the Company's interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $150.2 million, representing a negative cumulative one-year gap of 1.38% of total assets. This compares to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $286.2 million, representing a negative cumulative one-year gap of 2.72% of total assets at December 31, 1997. The Company's March 31, 1998 and December 31, 1997 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at March 31, 1998 were classified within the one-year maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.56 billion, representing a positive cumulative one-year gap of 14.31% of total assets. Using this method at December 31, 1997, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.21 billion, representing a positive cumulative one-year gap of 11.48% of total assets.

    The following table (the "Gap Table") sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, that are anticipated by the Company using certain assumptions based on its historical experience and other data available to management to reprice or mature in each of the future time periods shown. The Gap table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in the Gap Table are $1.14 billion of callable mortgage-backed securities and other securities, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $287.4 million are callable within one year. Also included in the Gap Table are $3.16 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than one year to three years category and the more than three years to five years category for borrowings. Of such borrowings, $1.48 billion are callable within one year.

                                                                        At March 31, 1998
                                          ----------------------------------------------------------------------------------
                                                              More Than         More Than
                                                              One Year         Three Years
                                             One Year            to                to             More than
(Dollars in Thousands)                       or Less        Three Years(1)     Five Years(1)     Five Years(1)       Total
Interest-earning assets:
   Mortgage loans (2)                     $ 1,233,472       $ 1,184,983       $ 1,064,131       $ 1,046,710      $ 4,529,296
   Consumer and other loans (2)                40,652            10,640              --                --             51,292
   Federal funds sold and
      repurchase agreements                   158,000              --                --                --            158,000
   Mortgage-backed and other securities
      available-for-sale                    1,195,603           387,790           258,119         1,063,971        2,905,483
   Mortgage-backed and other securities
      held-to-maturity                        399,504           194,064           158,675         1,901,006        2,653,249
                                           ---------------------------------------------------------------------------------
      Total interest-earning assets         3,027,231         1,777,477         1,480,925         4,011,687       10,297,320
Less:
   Net unamortized purchase premiums
      and deferred fees (3)                     4,934             5,163             4,688             3,054           17,839
                                           ---------------------------------------------------------------------------------
   Net interest-earning assets              3,032,165         1,782,640         1,485,613         4,014,741       10,315,159
                                           ---------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                    205,164           393,231           341,940           769,365        1,709,700
   NOW                                         17,629            17,629            17,629            35,259           88,146
   Money manager                               50,201            50,201            50,201           100,404          251,007
   Money market                               473,509            18,052            18,052            54,155          563,768
   Certificates of deposit                  2,047,540           983,705           390,279              --          3,421,524
   Borrowed funds                             388,318         1,059,756         1,480,330           715,000        3,643,404
                                           ---------------------------------------------------------------------------------
      Total interest-bearing liabilities  $ 3,182,361       $ 2,522,574       $ 2,298,431       $ 1,674,183      $ 9,677,549
                                           ---------------------------------------------------------------------------------
Interest sensitivity gap                  $  (150,196)      $  (739,934)      $  (812,818)      $ 2,340,558      $   637,610
                                           =================================================================================
Cumulative interest sensitivity gap       $  (150,196)      $  (890,130)      $(1,702,948)      $   637,610
                                           =================================================================================
Cumulative interest sensitivity gap
        as a percentage of total assets         (1.38)%           (8.17)%          (15.63)%            5.85%

Cumulative net interest-earning
        assets as a percentage of
        interest-bearing liabilities            95.28%            84.40%            78.72%           106.59%


(1) Includes $287.4 million of mortgage-backed and other securities and $1.48 billion of borrowings, which are callable within one year and at various times thereafter, which are classified according to their contractual maturity dates (primarily in the more than five years category for mortgage-backed and other securities and the more than one year to three years and the more than three years to five years categories for borrowings).

(2) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(3) Net unamortized purchase premiums and deferred fees are prorated.

    Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as ARM loans, have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The Gap Table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW, money market and money manager accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time. The majority of the certificates of deposit projected to mature within the next year have original terms of one and one-half to two and one-half years. The Company has and currently offers competitive market rates for products with these terms. Based upon historical experience, as well as current and projected economic conditions, the Company believes it can continue to offer competitive market rates and, therefore, while there is no assurance of renewal, the Company believes a significant amount of the balance will be renewed.

    The Company's interest rate sensitivity is also monitored by management through analysis of the change in the net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the market value of an institution's net worth. Increases in the market value of assets will increase the NPV whereas decreases in market value of assets will decrease the NPV. Conversely, increases in the market value of liabilities will decrease NPV whereas decreases in the market value of liabilities will increase the NPV. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the market value of assets in the same scenario. This analysis, referred to in the following NPV table (the "NPV Table"), initially measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on the Association's quarterly Thrift Financial Reports, the results of which may vary from the Company's internal model primarily because of differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to those used in the Gap Table were used. In addition, the available-for-sale securities were classified based on contractual maturities and estimated prepayments.

    The NPV Table is based on simulations which utilize institution specific assumptions with regard to future cash flows, including customer options such as loan prepayments, period and lifetime caps, puts and calls, and deposit withdrawal estimates. The NPV Table uses discount rates derived from various sources including, but not limited to, treasury yield curves, thrift retail certificate of deposit curves, national and local secondary mortgage markets, brokerage security pricing services and various alternative funding sources. Specifically, for mortgage loans receivable, the discount rates used were based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term. The discount rates used for certificates of deposit and borrowings were based on rates which approximate the rates offered by the Company for deposits and borrowings of similar remaining maturities. The NPV Table calculates the NPV at a flat rate scenario by computing the present value of cash flows of interest earning assets less the present value of interest bearing liabilities. Certain assets, including fixed assets and real estate held for development, are assumed to remain at book value (net of valuation allowance) regardless of interest rate scenario. Other non-interest earning assets and non-interest bearing liabilities such as deferred fees, unamortized premiums, goodwill and accrued expenses and other liabilities are excluded from the NPV calculation.

The following represents the Company's NPV table as of March 31, 1998.


Changes in                 Net Portfolio Value ("NPV")         Portfolio Value of Assets
Rates in        --------------------------------------------   -------------------------
Basis Points      Dollar            Dollar        Percentage       NPV      Percentage
(Rate Shock)      Amount            Change          Change        Ratio       Change
                           (Dollars in Thousands)
    +200        $  756,523       $ (276,320)       (26.75)%       7.53%      (21.73)%
    +100           918,750         (114,093)       (11.05)        8.84        (8.11)
      -0-        1,032,843             --           --            9.62         --
    -100         1,171,688          138,845         13.44        10.61        10.29
    -200         1,294,914          262,071         25.37        11.42        18.71

    As with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling of changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is immediate and is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the NPV Table are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Accordingly, although the NPV measurements, in theory, may provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide for a precise forecast of the effect of changes in market interest rates on the Company's net portfolio value and will differ from actual results.

    The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial derivative agreements with third parties. The Company did not enter into any such transactions during 1997 or the first quarter of 1998, except for interest rate cap and floor agreements acquired from The Greater. Additionally, the Company is not subject to foreign currency exchange or commodity price risk and does not own any trading assets.

ANALYSIS OF NET INTEREST INCOME

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters ended March 31, 1998 and 1997. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters ended March 31, 1998 and 1997.

                                                                              Quarter Ended March 31,
                                                    --------------------------------------------------------------------------
                                                                   1998                                   1997
                                                    ------------------------------------   -----------------------------------
                                                                                    (Annualized)
                                                                               Average                               Average
                                                       Average                  Yield/      Average                   Yield/
(Dollars in Thousands)                                 Balance    Interest      Cost        Balance      Interest      Cost
                                                     ----------  ----------  -----------   ----------   ----------  ----------
ASSETS:
  Interest-earning assets:
    Mortgage loans                                   $4,416,110  $   84,792         7.68%  $2,650,825   $   52,554         7.93%
    Consumer and other loans                             53,002       1,228         9.27       57,884        1,446         9.99
    Mortgage-backed securities(1)                     4,165,947      69,858         6.71    3,484,577       58,925         6.76
    Other securities(1)                               1,512,871      27,558         7.29      881,650       15,280         6.93
    Federal funds sold and
      repurchase agreements                             108,244       1,494         5.52       66,054          868         5.26
                                                     ----------  ----------                ----------   ----------
    Total interest-earning assets                    10,256,174     184,930         7.21    7,140,990      129,073         7.23
                                                                 ----------                             ----------
    Non-interest-earning assets                         539,057                               265,230
                                                     ----------                            ----------
  Total assets                                      $10,795,231                            $7,406,220
                                                     ==========                            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Savings                                          $1,703,668      10,861         2.55   $1,131,899        7,159         2.53
    Certificates of deposit                           3,440,417      45,745         5.32    2,732,022       36,591         5.36
    NOW                                                  81,835         256         1.25       70,873          221         1.25
    Money manager                                       254,427         795         1.25      199,060          617         1.24
    Money market                                        532,607       6,338         4.76      279,628        2,971         4.25
    Borrowed funds                                    3,560,166      51,075         5.74    2,262,495       32,058         5.67
                                                     ----------  ----------                ----------   ----------
  Total interest-bearing liabilities                  9,573,120     115,070         4.81    6,675,977       79,617         4.77
                                                                 ----------                             ----------
  Non-interest-bearing liabilities                      313,597                               143,168
                                                     ----------                            ----------
Total liabilities                                     9,886,717                             6,819,145
Stockholders' equity                                    908,514                               587,075
                                                     ----------                            ----------
Total liabilities and stockholders' equity          $10,795,231                            $7,406,220
                                                     ==========                            ==========
Net interest income/net interest rate spread (2)                 $   69,860        2.40%                $   49,456         2.46%
                                                                 ==========  ==========                 ==========   ===========
Net interest-earning assets/net interest margin (3)  $  683,054                    2.72%   $  465,013                      2.77%
                                                     ==========              ==========    ==========                ===========
Ratio of interest-earning assets to interest-
  bearing liabilities                                      1.07x                                1.07x
                                                     ==========                            ==========

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

                                                Quarter Ended March 31, 1998
                                                        Compared to
                                                Quarter Ended March 31, 1997
                                            ------------------------------------
(In Thousands)                                       Increase(Decrease)
                                            ------------------------------------
                                             Volume         Rate          Net
                                            --------      --------      --------
Interest-earning assets:
  Mortgage loans ......................     $ 33,945      $ (1,707)     $ 32,238
  Consumer and other loans ............         (118)         (100)         (218)
  Mortgage-backed securities ..........       11,374          (441)       10,933
  Other securities ....................       11,448           830        12,278
  Federal funds sold and repurchase
     agreements .......................          581            45           626
                                            --------      --------      --------
Total .................................       57,230        (1,373)       55,857
                                            --------      --------      --------
Interest-bearing liabilities:
  Savings .............................        3,646            56         3,702
  Certificates of deposit .............        9,429          (275)        9,154
  NOW .................................           35            --            35
  Money manager .......................          173             5           178
  Money market ........................        2,972           395         3,367
  Borrowed funds ......................       18,616           401        19,017
                                            --------      --------      --------
Total .................................       34,871           582        35,453
                                            --------      --------      --------
Net change in net interest
  income ..............................     $ 22,359      $ (1,955)     $ 20,404
                                            ========      ========      ========

         ASSET QUALITY

         One of the Company's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, the sale of problem assets or potential problem assets, borrower workout arrangements and aggressive marketing of owned properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintenance of sound credit standards for new loan originations, have resulted in a reduction in non-performing assets from December 31, 1992 through the third quarter of 1997. Included in the balance of non-performing assets at December 31, 1997 are mortgage loans, real estate owned and real estate investments totaling $11.8 million, acquired from The Greater which the Company intends to sell. During the first quarter of 1998, $3.2 million of such properties were sold. The remaining $8.6 million are expected to be sold by the end of 1998. Non-performing assets decreased $257,000, from $59.1 million at December 31, 1997 to $58.8 million at March 31, 1998. The following table shows a comparison of delinquent loans as of March 31, 1998 and December 31, 1997.

                                                                         DELINQUENT LOANS
                                -----------------------------------------------------------------------------------------------
                                               AT MARCH 31, 1998                               AT DECEMBER 31, 1997
                                ----------------------------------------------      -------------------------------------------
                                     60-89 DAYS             90 DAYS OR MORE             60-89 DAYS            90 DAYS OR MORE
                                --------------------      --------------------      -------------------     -------------------
                                NUMBER       PRINCIPAL     NUMBER      PRINCIPAL    NUMBER      PRINCIPAL   NUMBER      PRINCIPAL
                                  OF         BALANCE        OF          BALANCE       OF        BALANCE       OF        BALANCE
(Dollars in Thousands)           LOANS       OF LOANS      LOANS       OF LOANS      LOANS      OF LOANS     LOANS      OF LOANS
                                -------      -------      -------      -------      -------     -------     -------     -------
One-to-four family ........          84      $ 3,770          365      $30,520           85     $ 3,741         365     $27,960
Multi-family ..............           3          518           20        3,329            2         480          20       7,089
Commercial real estate ....           2          918           12        7,555           --          --          12       7,076
Consumer and other loans ..          30          139           38          761           30         299          35         696
                                -------      -------      -------      -------      -------     -------     -------     -------
  Total delinquent loans ..         119      $ 5,345          435      $42,165          117     $ 4,520         432     $42,821
                                =======      =======      =======      =======      =======     =======     =======     =======
Delinquent loans to total
  loans ...................                     0.12%                     0.91%                    0.10%                   0.99%

         The following table sets forth information regarding non-performing assets at March 31, 1998 and December 31, 1997. In addition to the non-performing loans, the Company has approximately $5.3 million and $4.5 million of potential problem loans at March 31, 1998 and December 31, 1997, respectively. Such loans are 60-89 days delinquent as shown on page 18.

                              NON-PERFORMING ASSETS

                                                             AT           AT
                                                           MARCH 31,   DECEMBER 31,
                                                           1998 (1)     1997 (1)
                                                           -------      -------
Non-accrual delinquent mortgage loans (2) ............     $35,385      $37,397
Non-accrual delinquent consumer
  and other loans ....................................         761          696
Mortgage loans delinquent 90 days or more (3) ........       6,019        4,728
                                                           -------      -------
  Total non-performing loans .........................      42,165       42,821
                                                           -------      -------
Real estate owned, net (4) ...........................       7,854        6,091
Investments in real estate, net (5) ..................       8,809       10,173
                                                           -------      -------
  Total real estate owned and investments
    in real estate, net ..............................      16,663       16,264
                                                           -------      -------
  Total non-performing assets (6) ....................     $58,828      $59,085
                                                           =======      =======
Allowance for loan losses to non-performing loans ....       94.17%       93.50%
Allowance for loan losses to total loans .............        0.86%        0.93%

----------

         (1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $802,000 for the quarter ended March 31, 1998 and $2.9 million for the year ended December 31, 1997. Actual payments recorded to interest income totaled $185,000 for the quarter ended March 31, 1998 and $1.2 million for the year ended December 31, 1997.

         (2) 17.8% and 27.6% are secured by other than one-to-four family properties at March 31, 1998 and December 31, 1997, respectively.

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

         (5) Investments in real estate is recorded at the lower of cost or fair value.

         (6) Balance includes $8.6 million and $11.8 million at March 31, 1998 and December 31, 1997, respectively, of non-performing assets acquired from The Greater, which the Company intends to sell.

The following table sets forth the Company's change in allowance for loan, investments in real estate and REO losses.

                                                                 (Dollars in Thousands)
Allowance for Loan Losses:
  Balance at December 31, 1997 ............................            $ 40,039
    Provision charged to operations .......................                 300
    Charge-offs:
      One-to-four family ..................................                (364)
      Multi-family ........................................                (483)
      Consumer and other ..................................                 (66)
                                                                       --------
        Total charge-offs .................................                (913)
                                                                       --------
    Recoveries:
      One-to-four family ..................................                 165
      Multi-family ........................................                  71
      Consumer and other ..................................                  46
                                                                       --------
        Total recoveries ..................................                 282
                                                                       --------
    Total net charge-offs .................................                (631)
                                                                       --------
  Balance at March 31, 1998 ...............................            $ 39,708
                                                                       ========

Ratio of net charge-offs during the period to average loans outstanding
during the period                                                          0.01%

Ratio of allowance for loan losses to total loans at end of the period     0.86%

Ratio of allowance for loan losses to non-performing loans at end of the
period                                                                    94.17%

Allowance for Investments in Real Estate and REO Losses:
  Balance at December 31, 1997 ..................................       $ 1,493
    Provision charged to operations .............................           739
    Charge-offs .................................................           (52)
    Recoveries ..................................................            41
                                                                        -------
  Balance at March 31, 1998 .....................................       $ 2,221
                                                                        =======

The following table sets forth the Company's allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applied to the entire loan portfolio.

                                                            At March 31, 1998
                                                            -----------------
                                                                      % of Loans
                                                                     In Category to
                                                          Amount      Total Loans
                                                          -------       -------
One-to-four family                                        $26,811         83.29%
Multi-family                                                3,455          7.50
Commercial                                                  8,636          8.08
Consumer and other loans                                      806          1.13
                                                          -------       -------
Total allowances                                          $39,708        100.00%
                                                          =======       =======

The following table sets forth the composition of the Company's loan portfolio at March 31, 1998 and December 31, 1997.

                                              At March 31, 1998                    At December 31, 1997
                                              -----------------                    --------------------
                                                             Percent                              Percent
                                                                of                                    of
(Dollars in Thousands)                    Amount              Total              Amount             Total
                                       -------------      -------------       -------------     -------------
MORTGAGE LOANS:
  One-to-four family .............     $   3,850,240              83.29%      $   3,561,673             82.34%
  Multi-family ...................           346,984               7.50             331,968              7.68
  Commercial real estate .........           373,476               8.08             378,558              8.75
                                       -------------      -------------       -------------     -------------
Total mortgage loans .............         4,570,700              98.87           4,272,199             98.77
                                       -------------      -------------       -------------     -------------
CONSUMER AND OTHER LOANS:
  Home equity ....................            31,688               0.69              32,652              0.76
  Passbook .......................             5,278               0.11               4,956              0.11
  Other ..........................            15,087               0.33              15,678              0.36
                                       -------------      -------------       -------------     -------------
Total consumer and other loans ...            52,053               1.13              53,286              1.23
                                       -------------      -------------       -------------     -------------
Total loans ......................         4,622,753             100.00%          4,325,485            100.00%
                                       -------------      =============       -------------     =============
LESS:
  Unearned discounts, premiums and
    deferred loan fees, net ......            21,974                                 19,521
  Allowance for loan losses ......           (39,708)                               (40,039)
                                       -------------                          -------------
   Total loans, net ..............     $   4,605,019                          $   4,304,967
                                       =============                          =============

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair values of mortgage-backed securities and other securities available-for-sale and held-to-maturity at March 31, 1998 and December 31, 1997.

                                                                At March 31, 1998
                                           --------------------------------------------------------------
                                                              Gross            Gross            Estimated
                                            Amortized       Unrealized       Unrealized           Fair
(In Thousands)                                Cost            Gains            Losses             Value
                                           ----------       ----------       ----------        ----------
AVAILABLE-FOR-SALE:
  Mortgage-backed securities:
    GNMA pass-through certificates       $    291,559     $      2,593     $       (375)     $    293,777
    FHLMC pass-through certificates           337,507            3,450             (897)          340,060
    FNMA pass-through certificates            112,900              286             (473)          112,713
    Other pass-through certificates           446,791            7,277           (3,011)          451,057
    REMICs and CMOs:
         Agency issuance                    1,338,654            4,475           (6,823)        1,336,306
         Non agency issuance                  200,403            1,191             (631)          200,963
    Other                                      17,269               85              (73)           17,281
                                           ----------       ----------       ----------        ----------
  Total mortgage-backed securities          2,745,083           19,357          (12,283)        2,752,157
                                           ----------       ----------       ----------        ----------
  Other securities:
    Obligations of the U.S.
    Government and agencies                    83,340               78             (155)           83,263
    FNMA and FHLMC preferred stock             53,415            3,192               --            56,607
    Equity and other securities                12,056            1,504             (104)           13,456
                                           ----------       ----------       ----------        ----------
  Total other securities                      148,811            4,774             (259)          153,326
                                           ----------       ----------       ----------        ----------
Total Available-for-Sale                   $2,893,894       $   24,131       $  (12,542)       $2,905,483
                                           ==========       ==========       ==========        ==========
HELD-TO-MATURITY:
  Mortgage-backed securities:
    GNMA pass-through certificates         $   67,133       $    3,860       $       --        $   70,993
    FHLMC pass-through certificates            19,865              959               (4)           20,820
    FNMA pass-through certificates             18,720               63             (128)           18,655
    REMICs and CMOs:
      Agency issuance                         900,490            7,166           (2,404)          905,252
      Non agency issuance                     353,623              689           (2,118)          352,194
                                           ----------       ----------       ----------        ----------
  Total mortgage-backed securities          1,359,831           12,737           (4,654)        1,367,914
                                           ----------       ----------       ----------        ----------
  Other securities:
    Obligations of the U.S.
      Government and agencies               1,169,702            5,253           (3,176)        1,171,779
    Obligations of states and
      political subdivisions                   49,507               --              (28)           49,479
    Corporate debt securities                  10,024               34               (1)           10,057
                                           ----------       ----------       ----------        ----------
  Total other securities                    1,229,233            5,287           (3,205)        1,231,315
                                           ----------       ----------       ----------        ----------
Total Held-to-Maturity                     $2,589,064       $   18,024       $   (7,859)       $2,599,229
                                           ==========       ==========       ==========        ==========

                                                               At December 31, 1997
                                              ---------------------------------------------------------
                                                                Gross          Gross          Estimated
                                               Amortized     Unrealized      Unrealized          Fair
(In Thousands)                                   Cost           Gains          Losses           Value
-------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
  Mortgage-backed securities:
    GNMA pass-through certificates            $  316,726       $ 2,716       $   (440)       $  319,002
    FHLMC pass-through certificates              362,570         3,852           (768)          365,654
    FNMA pass-through certificates               122,864           361           (715)          122,510
    Other pass-through certificates              497,976         8,365         (2,970)          503,371
    REMICs and CMOs:
         Agency issuance                       1,164,895         2,845         (5,924)        1,161,816
         Non agency issuance                     209,082         1,346            (69)          210,359
    Other                                         18,208            14            (14)           18,208
                                              ----------       -------       --------        ----------
  Total mortgage-backed securities             2,692,321        19,499        (10,900)        2,700,920
                                              ----------       -------       --------        ----------

 Other securities:
    Obligations of the U.S.
       Government and agencies                    83,023            32           (298)           82,757
    FNMA and FHLMC preferred stock                56,915         3,086             --            60,001
    Equity and other securities                   14,063         2,538            (23)           16,578
                                              ----------       -------       --------        ----------

  Total other securities                         154,001         5,656           (321)          159,336
                                              ----------       -------       --------        ----------

Total Available-for-Sale                      $2,846,322       $25,155       $(11,221)       $2,860,256
                                              ==========       =======       ========        ==========

HELD-TO-MATURITY:
  Mortgage-backed securities:
       GNMA pass-through certificates         $   71,321       $ 4,171       $     --        $   75,492
       FHLMC pass-through certificates            21,308           969             (4)           22,273
       FNMA pass-through certificates             19,425           104           (130)           19,399
       REMICs and CMOs:
          Agency issuance                        926,779         6,597         (2,404)          930,972
          Non agency issuance                    322,571           594         (1,563)          321,602
                                              ----------       -------       --------        ----------

  Total mortgage-backed securities             1,361,404        12,435         (4,101)        1,369,738
                                              ----------       -------       --------        ----------
  Other securities:
         Obligations of the U.S.
            Government and agencies            1,189,300         7,282         (1,223)        1,195,359
         Obligations of states and
            political subdivisions                49,725            --            (34)           49,691
         Corporate debt securities                10,020            28             (1)           10,047
                                              ----------       -------       --------        ----------
  Total other securities                       1,249,045         7,310         (1,258)        1,255,097
                                              ----------       -------       --------        ----------

Total Held-to-Maturity                        $2,610,449       $19,745       $ (5,359)       $2,624,835
                                              ==========       =======       ========        ==========

COMPARISON OF FINANCIAL CONDITION AS OF
MARCH 31, 1998 AND DECEMBER 31, 1997
AND OPERATING RESULTS FOR THE QUARTERS ENDED
MARCH 31, 1998 AND 1997


FINANCIAL CONDITION

    Total assets increased $367.2 million, to $10.90 billion at March 31,1998, from $10.53 billion at December 31, 1997. This increase was primarily due to an increase in the mortgage loan portfolio. Gross mortgage loans originated and purchased during the first quarter of 1998 totaled $533.2 million, of which $479.3 million were originations and $53.9 million were purchases. This compares to $174.3 million of originations and $35.8 million of purchases for a total of $210.1 million during the first quarter of 1997. The growth in the loan portfolio was funded primarily through additional medium- and long-term reverse repurchase agreements, which increased $440.6 million, to $3.32 billion at March 31, 1998, from $2.88 billion at December 31, 1997. In addition to the increase in the mortgage loan portfolio, federal funds sold and repurchase agreements increased $47.4 million to $158.0 million at March 31, 1998, from $110.6 million at December 31, 1997. Deposits remained relatively stable at $6.21 billion, at March 31, 1998, reflecting a decrease in certificates of deposit from $3.52 billion at December 31, 1997 to $3.42 billion at March 31, 1998, offset by an increase in money market accounts from $823.2 million at December 31, 1997 to $900.1 million at March 31, 1998.

    Stockholders' equity increased to $916.8 million at March 31, 1998 from $899.4 million at December 31, 1997, which reflects net income of $22.3 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $5.4 million and the effect of stock options exercised and related tax benefit of $7.5 million, offset by repurchases of common stock of $9.7 million, the change in unrealized gains on securities, net of taxes, of $1.3 million and dividends paid of $6.6 million.

RESULTS OF OPERATIONS

GENERAL

    Net income increased 44.3%, to $22.3 million, or $0.80 per common share, for the first three months of 1998, from $15.4 million, or $0.74 per common share, for the comparable period in 1997. The return on average assets was unchanged at 0.83% for the three months ended March 31, 1998 and 1997. The return on average equity for the three months ended March 31, 1998 and 1997 was 9.81% and 10.52%, respectively. The return on average common equity decreased to 9.68% for the first quarter of 1998, from 10.52% for the first quarter of 1997. The return on average tangible equity increased to 13.66% for the first quarter of 1998, from 12.65% for the first quarter of 1997. The decreases in both the return on average equity and the return on average common equity were primarily the result of an increase in stockholders' equity of $332.4 million, or 56.9%, from $584.4 million at March 31, 1997 to $916.8 million at March 31, 1998, as a result of The Greater Acquisition.

NET INTEREST INCOME

    Net interest income increased $20.4 million, or 41.3%, from $49.5 million in the first quarter of 1997 to $69.9 million in the first quarter of 1998. The increase is due to the growth in total average interest-earning assets of $3.12 billion, primarily as a result of The Greater Acquisition, which, after the close of business on September 30, 1997, provided $689.8 million of loans held for investment and $1.29 billion of mortgage-backed securities and other securities available-for-sale. During the first quarter of 1998, the Company has continued to emphasize the origination of mortgage loans. Despite the continuous flattening of the U.S. Treasury yield curve, the Company has achieved minimal reductions in its net interest spread and margin. The Company's net interest spread decreased from 2.46% in 1997 to 2.40% in 1998, which was the result of the decrease in the average yield on total average interest-earning assets, from 7.23% in 1997 to 7.21% in 1998 and an increase in the average cost of total average interest-bearing liabilities, from 4.77% in 1997 to 4.81% in 1998. The net interest margin decreased from 2.77% for the first quarter of 1997 to 2.72% for the first quarter of 1998 which was the result of the decrease in the net interest rate spread. The average yield on mortgage loans decreased 25 basis points from 7.93% for the first quarter of 1997 to 7.68% for the first quarter of 1998. Additionally, the average yield on consumer and other loans decreased 72 basis points, from 9.99% for the first quarter of 1997 to 9.27% for the first quarter of 1998, partially as a result of the sale of the Company's $8.1 million credit card portfolio in the third quarter of 1997, which had an average yield of 12.65% for the first quarter of 1997. As a result of the Federal Reserve increasing rates offered on overnight federal funds by 25 basis points in March 1997, the average yield of federal funds sold and repurchase agreements increased from 5.26% for the first quarter of 1997 to 5.52% for the first quarter of 1998. The average yield on other securities increased 36 basis points from 6.93% for the first quarter of 1997 to 7.29% for the first quarter of 1998 as a result of the Company purchasing higher-yielding long-term U.S. Government and agency securities with non-callable features between one to three years. The increase in total average interest-earning assets was offset by an increase in total average interest-bearing liabilities of $2.90 billion, also as a result of The Greater Acquisition, which after the close of business on September 30, 1997 provided an additional $493.5 million and $1.60 billion of borrowings and deposits, respectively. The Company also increased borrowings with higher interest rates which were primarily utilized to fund the asset growth discussed above. Additionally, the average cost of money market accounts increased from 4.25% for the first quarter of 1997 to 4.76% for the first quarter of 1998, which was the result of the Company increasing the rates offered on high balance money market accounts at the end of the first quarter of 1997. The higher rates offered, contributed to an increase in the average balance of money markets by $253.0 million to $532.6 million for the first quarter of 1998 from $279.6 million for the first quarter of 1997.

PROVISION FOR LOAN LOSSES

    Provision for loan losses decreased from $500,000 for the first quarter of 1997 to $300,000 for the comparable 1998 period. The allowance for loan losses decreased slightly from $40.0 million at December 31, 1997 to $39.7 million at March 31, 1998 reflecting, in part, net charge-offs of $631,000 during the three months ended March 31, 1998. For the three months ended March 31, 1997, net charge-offs totaled $565,000. Despite continued increases in the mortgage loan portfolio, non-performing loans decreased slightly from $42.8 million at December 31, 1997 to $42.2 million at March 31, 1998. The reduction in non-performing loans continued to improve the Company's percentage of allowance for loan losses to non-performing loans from 93.50% at December 31, 1997 to 94.17% at March 31, 1998.

NON-INTEREST INCOME

    Non-interest income for the quarter ended March 31, 1998, exclusive of net gain on sales of securities and loans of $2.1 million, increased $2.2 million to $5.3 million compared to $3.1 million, exclusive of net gain on sales of securities and loans of $378,000, for the quarter ended March 31, 1997. The increase resulted from additional customer service and loan fees of $1.2 million from $2.6 million for the first quarter of 1997 to $3.8 million for the first quarter of 1998 primarily attributable to The Greater Acquisition.

NON-INTEREST EXPENSE

    Non-interest expense increased $12.2 million, from $26.0 million for the first quarter of 1997, to $38.2 million for the first quarter of 1998, primarily as a result of the addition of The Greater's operations in the 1997 fourth quarter. General and administrative expense increased $9.6 million, from $23.8 million in 1997 to $33.4 million in 1998, primarily from the combined effect of an increase in compensation and benefits of $4.7 million, which includes an increase in amortization expense relating to employee stock plans of $1.3 million, and an increase in occupancy, equipment and systems expense of $3.8 million. The change in amortization expense relating to employee stock option plans includes an increase relating to the allocation of ESOP stock due to a higher average market value of the Common Stock from $39.43 per share for the first quarter of 1997 to $55.36 per share for the first quarter of 1998. In addition, goodwill amortization increased $2.7 million as a result of The Greater Acquisition, to $4.8 million for the quarter ended March 31, 1998 from $2.1 million for the comparable 1997 period. The Company's percentage of general and administrative expense to average assets improved to 1.24% for the first quarter of 1998, from 1.28% for the first quarter of 1997. The Company's efficiency ratio also improved to 44.43% for the first quarter of 1998 from 45.21% for the first quarter of 1997.

INCOME TAX EXPENSE

    Income tax expense increased $5.6 million from $10.9 million for the first quarter of 1997 to $16.5 million for the comparable quarter in 1998, primarily due to the increase in income before taxes of $12.4 million.

CASH EARNINGS

     Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. Cash earnings for the first quarter of 1998 totaled $32.4 million, an increase of $11.0 million over $21.4 million cash earnings for the first quarter of 1997. Cash returns on average tangible equity and average assets for the first quarter of 1998 were 19.90% and 1.20%, respectively, compared to 17.55% and 1.16%, respectively, for the comparable 1997 period.

    Presented below are the Company's Condensed Consolidated Schedules of Cash Earnings for the three months ended March 31, 1998 and 1997.


    ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

    CONDENSED CONSOLIDATED SCHEDULES OF CASH EARNINGS
    (In Thousands, Except Per Share Data)


                                                            Three Months Ended
                                                                 March 31,
                                                             -----------------
                                                             1998         1997
                                                             ----         ----
     Net Income                                           $22,269       $15,434
     Add back:
         Employee stock plans amortization expense          4,339         3,052
         Amortization of goodwill                           4,788         2,110
         Income tax benefit on amortization expense of
           earned portion of RRP stock                      1,038           807
                                                          -------       -------
     Cash Earnings                                         32,434        21,403
                                                          -------       -------

     Preferred dividends declared                           1,500            --
                                                          -------       -------

     Cash earnings available to common shareholders       $30,934       $21,403
                                                          =======       =======


     Basic earnings per common share (1)                  $  1.26       $  1.10
                                                          =======       =======
     Diluted earnings per common share (1)                $  1.19       $  1.03
                                                          =======       =======


    (1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Operations. Prior year amounts have been restated as a result of the implementation of SFAS No. 128.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Interest Rate Sensitivity Analysis."


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On July 21, 1995, the Association commenced an action, Astoria Federal Savings and Loan Association v. United States, No. 95-468C, in the United States Court of Federal Claims against the United States seeking in excess of $250 million in damages arising from the government's breach of an assistance agreement entered into by the Association's predecessor in interest, Fidelity New York, FSB, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association, and the government's subsequent enactment and implementation of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989. The case was stayed throughout most of 1996 awaiting the decision of the United States Supreme Court in United States v. Winstar Corp., 116 S.Ct. 2432 (1996), which held the government liable for breach of contract to the Plaintiffs in three similar cases and remanded such cases to the Court of Federal Claims to ascertain damage. In November 1996, the Association moved for partial summary judgment against the government on the issues of whether Fidelity had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government contested such motion and cross-moved for summary judgment seeking to dismiss the Association's contract claims. (The Association's complaint also asserts claims based on promissory estoppel, failure of consideration and frustration of purpose, and a taking of the Association's property without just compensation in violation of the Fifth Amendment to the United States Constitution.)

    On August 7 and 8, 1997, the United States Court of Federal Claims heard oral arguments on 11 common issues raised by the government in the various partial summary judgment motions filed by the Plaintiffs in the goodwill cases. The Court heard argument on these common issues in the context of 4 specific summary judgment motions, not including the Association's. In an opinion filed December 22, 1997, all such common issues were found in favor of the Plaintiffs and the government was ordered to show cause within 60 days why partial summary judgment should not be entered in all cases which have partial summary judgment motions pending, including the Association's. The government has responded in the Association's case that if the Court will not consider case specific facts, then it has no defense to the Association's motion. The government further indicated that if the Court will consider case specific facts, then it asserts that the relevant portion of the Assistance Agreement with Fidelity did not authorize the use of its capital credit as a permanent addition to regulatory capital. In this response, the government did not raise any issues related to the supervisory goodwill portion of the Association's motion. The Association has responded to the government's response indicating in substance that the issue raised by the government was specifically addressed and decided by the United States Supreme Court in the Winstar cases cited above, that the contractual language in the Association's Assistance Agreement and other operative documents is factually indistinguishable from that ruled upon in the Winstar cases, and thus, that the Association's motion for partial summary judgment should be granted. The Association's response further requests reimbursement of the Association's attorneys' fees from the government for seeking to relitigate the capital credit issue. The motion remains pending before the Court.

    While management is confident that it will be successful in the pursuit of its motion and intends to aggressively pursue its claim against the government, no assurance can be given as to the result of such claim or the timing of the recovery, if any, with respect thereto. The costs incurred with respect to this litigation to date have not been material to the Association's results of operations. Based upon the current scheduling by the Court, the Association does not expect to commence significant discovery in its case until 1999.

    On July 18, 1997, a purported class action (the "Federal Action") was commenced in the United States District Court for the Eastern District of New York entitled Leonard Minzer, et ano. v. Gerard C. Keegan, et al. (Index No. 97 Civ. 4077 (CPS)) against The Greater, The Greater's directors and certain of its executive officers, the Company and the Association. The suit alleges, among other things, that The Greater, The Greater's directors and certain of its executive officers solicited proxies in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, promulgated thereunder, by failing to disclose certain allegedly material facts in the proxy statement, as amended, that was circulated to The Greater stockholders in connection with The Greater Acquisition, and that The Greater's directors and certain of its executive officers have breached their fiduciary duties by entering into The Greater Acquisition and related arrangements. The suit further alleges, without specification, that the Company and the Association participated in the preparation and distribution of The Greater's proxy materials and/or aided and abetted the alleged breaches of fiduciary duty by The Greater defendants. Plaintiffs sought, among other things, a preliminary and permanent injunction against consummation of The Greater Acquisition and the related transactions, an order directing that the directors and executive officers of The Greater carry-out their fiduciary duties, and unspecified damages and costs.

    On September 2, 1997, plaintiffs filed an amended complaint and an Application for a preliminary injunction (the "Application"). An evidentiary hearing on plaintiffs' Application was held on September 10, 1997. On September 22, 1997, the Court issued a written decision denying plaintiffs' Application in all respects. Upon stipulation of the parties, all claims against the non-director, executive officers of The Greater, except one, have been dismissed. The remaining defendants have moved to dismiss the amended complaint. On April 6, 1998, the Court heard a brief oral argument on defendant's motions to dismiss and reserved decision on the motions. The motions are still pending.

    The Company and the Association believe the allegations made in the amended complaint in the Federal Action are without merit and intend to aggressively defend their interests with respect to such matters.

    During 1994, an action was commenced against the Association, AF Roosevelt Avenue Corporation, a wholly owned subsidiary of the Association, 149 Roosevelt Avenue Associates, a joint venture in which AF Roosevelt Avenue Corporation was a joint venture partner, Henry Drewitz, then Chairman of the Board of the Association, and George L. Engelke, Jr., Chairman, President and Chief Executive Officer of Astoria Federal and a director and officer of AF Roosevelt Avenue Corporation, among others. The litigation arises from the development by 149 Roosevelt Avenue Associates of a condominium project ("Vista Tower") commencing in the mid 1980's. The development consists of 134 residential units, 25 medical facility units, and associated parking and other facilities located in Flushing, New York. The litigation, commenced by the Board of Managers of the condominium, alleges that there are various defects in the condominium buildings with respect to the roof, certain masonry work and structural components and seeks damages based upon breach of contract, fraud, misrepresentation, breach of warranty, violations of Articles 23A and 36B of the General Business Law of the State of New York, recklessness and negligence. The above listed defendants have served their answers in the litigation. The Association has notified its liability and director and officer liability insurance carriers of the action. Although extremely limited discovery was taken in the matter, the plaintiff, in January 1998 filed a note of issue alleging damages of at least $340 million with respect to this matter. Several defendants, including the Association, AF Roosevelt Avenue Corporation and Messrs. Engelke and Drewitz, have moved to strike the note of issue. Messrs. Drewitz and Engelke have moved for summary judgment to dismiss all claims against them.

     On September 19, 1997, the Queens Buildings Department ordered the partial evacuation of the condominium. The Association, in meetings with the Buildings Department and the New York State Attorney General's office, has agreed to pay the cost of design work and repairs necessary to render the building both temporarily and permanently safe and habitable. The Board of Managers has recently begun the temporary repair work.

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

    On November 18, 1997, The Board of Managers of Vista Tower commenced an action against the Association in Supreme Court, Queens County. The complaint set forth causes of action based upon alleged discrimination against the purchasers of the units in Vista Tower under the New York State Executive Law purportedly due to the national origin of a number of such unit owners, unjust enrichment for receiving mortgage loan payments with respect to the mortgage loans held by the Association and seeks injunctive relief to prevent the Association from foreclosing on the mortgage loans it holds in such building. The plaintiffs have granted the Association an open ended extension of the Association's time to answer such complaint. In addition, on or about December 4, 1997, The Board of Managers commenced suit in the United States District Court for the Southern District of New York against New York State, the New York State Attorney General, the City of New York, the New York City Building Department, the New York City Department of Housing Preservation and Development, the Association, Henry Drewitz, George L. Engelke, Jr., AF Roosevelt and 149 Roosevelt Avenue Associates and others. As to the Association related defendants, the complaint alleged discrimination claims based upon the national origin of the unit owners at Vista Tower under both New York State and federal law. The summons and complaint in this action, while filed with the Court, has not been served on any Association related defendant and, therefore, under Federal law is deemed dismissed.

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

    No other material events occurred with respect to legal proceedings during the quarter ended March 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        11. Statement Regarding Computation of Per Share Earnings

        27. Financial Data Schedule

    (b) Reports on Form 8-K

        The following reports on Form 8-K have been filed with the Securities and Exchange Commission since the beginning of the quarter ended March 31, 1998:

        1) Form 8-K, dated April 2, 1998 (filed April 3, 1998), which includes the description of the definitive agreement and plan of merger pursuant to which the Company proposes to acquire Long Island Bancorp, Inc.

        2) Form 8-K/A, dated April 2, 1998 (filed April 10, 1998), which includes the definitive agreement and plan of merger and related documents pursuant to which the Company proposes to acquire Long Island Bancorp, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Astoria Financial Corporation



Dated:       May 13, 1998            By:     /s/  Monte N. Redman
         -------------------                 --------------------------
                                             Monte N. Redman
                                             Executive Vice President and Chief
                                             Financial Officer

                                  Exhibit Index


Exhibit No.            Identification of Exhibit
-----------            -------------------------

    11.                Statement Regarding Computation of Per Share Earnings

    27.                Financial Data Schedule