Form 10-K405/A
period 1997-12-31
ASTORIA FINANCIAL CORP
filed 1998-06-25
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K and the part into which such document is so incorporated are as follows: (1) the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Parts I, II and IV) and (2) the definitive Proxy Statement dated April 2, 1998 distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Stockholders held on May 6, 1998 and any adjournment thereof and which was filed with the Securities and Exchange Commission on April 3, 1998 (Part III).

                          ASTORIA FINANCIAL CORPORATION

On June 24, 1998, Astoria Financial Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share:"

                           1.  Year Ended December 31, 1996.
                           2.  Quarter Ended March 31, 1997.
                           3.  Quarter Ended June 30, 1997.
                           4.  Quarter Ended September 30, 1997.
                           5.  Quarter Ended March 31, 1996.
                           6.  Quarter Ended June 30, 1996.
                           7.  Quarter Ended September 30, 1996.

Accordingly, the undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, by deleting those items in their entirety and inserting in their place the following:


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

         The following consolidated financial statements and schedules of the Company, its subsidiary, Astoria Federal Savings and Loan Association, and the independent auditors' report thereon, included on pages 41 through 74 of the Company's 1997 Annual Report, are being filed as a part of this Form 10-K through their incorporation herein by reference:

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

(b) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

       EXHIBIT                      IDENTIFICATION OF EXHIBIT
       -------                      -------------------------

         3.1 Articles of Incorporation of Astoria Financial Corporation, as amended effective following the close of business on September
                  30, 1997 (10)

         3.2      Bylaws of Astoria Financial Corporation (1)

         4.1      Astoria Financial Corporation Specimen Stock Certificate (7)

         4.2      Federal Stock Charter of Astoria Federal Savings and Loan
                  Association (2)

         4.3      Bylaws of Astoria Federal Savings and Loan Association (10)

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

         4.6      Form of Rights Certificate (4)

         4.7      Certificate of Designations, Preferences and Rights of 12%
                  Noncumulative, Perpetual Preferred Stock, Series B (8)

         4.8      Astoria Financial Corporation Specimen 12% Noncumulative,
                  Perpetual Preferred Stock, Series B Certificate (10)

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

       EXHIBIT                      IDENTIFICATION OF EXHIBIT
       -------                      -------------------------

         10.5     Deferred Compensation Plan for Directors of Astoria Financial
                  Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

         10.6     1996 Stock Option Plan for Officers and Employees of Astoria
                  Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.7     1996 Stock Option Plan for Outside Directors of Astoria
                  Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.8     Astoria Federal Savings and Loan Association Recognition and
                  Retention Plan for Outside Directors as amended March 1, 1996
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                  10-K pursuant to Item 14(c) of this report. (3)

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

         10.20    Astoria Financial Corporation Employment Agreement with Alan
                  P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

         10.21    Astoria Federal Savings and Loan Association Employment
                  Agreement with Alan P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

         10.22    Retirement Medical and Dental Benefit Policy for Senior
                  Officers - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.23    Consulting and Other Arrangements Concerning Mr. Bolton - This
                  exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                  10-K pursuant to Item 14(c) of this report. (1)

         10.24 Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1994, by and among Astoria Financial Corporation,
                  Astoria Federal Savings and Loan Association and Fidelity New
                  York F.S.B. (5)

       EXHIBIT                      IDENTIFICATION OF EXHIBIT
       -------                      -------------------------
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

         10.27    Consulting Agreement by and between Astoria Financial
                  Corporation and Mr. Thomas V. Powderly dated January 31, 1995.
                  (5)

         10.28    Trust Agreement, dated as of January 31, 1995 between Astoria
                  Financial Corporation and State Street Bank and Trust Company.
                  (5)

         10.29    Astoria Financial Corporation 1993 Incentive Stock Option
                  Plan, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.30    Astoria Financial Corporation 1993 Stock Option Plan For
                  Outside Directors, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.31    Astoria Federal Savings and Loan Association Recognition and
                  Retention Plan for Officers and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (1)

         10.32    Astoria Financial Corporation Employment Agreement with Gerard
                  C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.33    Astoria Federal Savings and Loan Association Employment
                  Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.34    Amendment No. 1 to the Astoria Federal Savings and Loan
                  Association Employment Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                  10-K pursuant to Item 14(c) of this report. (10)

         10.35    Option Conversion Agreement by and between Astoria Financial
                  Corporation and Mr. Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

       EXHIBIT                      IDENTIFICATION OF EXHIBIT
       -------                      -------------------------

         10.36    Option Conversion Agreement by and between Astoria Financial
                  Corporation and Mr. Michael J. Henchy - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.37    Option Conversion Agreement by and between Astoria Financial
                  Corporation and Mr. Daniel J. Harris - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.38    Option Conversion Agreement by and between Astoria Financial
                  Corporation and Mr. Franklyn Berkowitz - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.39 Agreement and Plan of Merger Dated as of the 29th day of March, 1997, as amended, by and among Astoria Financial
                  Corporation, Astoria Federal Savings and Loan Association and
                  The Greater New York Savings Bank. (9)

         11.1     Statement regarding computation of earnings per share. (10)

         13.1     1997 Annual Report to Stockholders. (10)

         21.1     Subsidiaries of Astoria Financial Corporation. (10)

         23       Consent of Independent Auditors. (10)

         27       Financial Data Schedule - Year Ended December 31, 1997. (10)

         27.1     Restated Financial Data Schedule - Year Ended December 31,
                  1996.*

         27.2     Restated Financial Data Schedule - Quarter Ended March 31,
                  1997.*

         27.3     Restated Financial Data Schedule - Quarter Ended June 30,
                  1997.*

         27.4     Restated Financial Data Schedule - Quarter Ended September 30,
                  1997.*

         27.5     Restated Financial Data Schedule - Quarter Ended March 31,
                  1996.*

         27.6     Restated Financial Data Schedule - Quarter Ended June 30,
                  1996.*

         27.7     Restated Financial Data Schedule - Quarter Ended September 30,
                  1996.*

         99.1     Proxy Statement for the Annual Meeting of Shareholders held on
                  May 6, 1998, which was filed with the SEC on April 3, 1998, is incorporated herein by reference.

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

              (10) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ASTORIA FINANCIAL CORPORATION



Date:        June 24, 1998                   By:   /s/ Monte N. Redman
             -------------                       ----------------------
                                                 Monte N. Redman
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                      EXHIBIT INDEX                                                SEQUENTIAL
                                                                                                      PAGE
EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT                                           NUMBER
-----------                      -------------------------                                           ------


         3.1 Articles of Incorporation of Astoria Financial Corporation, as amended effective following the close of business on September
                  30, 1997 (10)

         3.2      Bylaws of Astoria Financial Corporation (1)

         4.1      Astoria Financial Corporation Specimen Stock Certificate (7)

         4.2      Federal Stock Charter of Astoria Federal Savings and Loan
                  Association (2)

         4.3      Bylaws of Astoria Federal Savings and Loan Association (10)

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

         4.6      Form of Rights Certificate (4)

         4.7      Certificate of Designations, Preferences and Rights of 12%
                  Noncumulative, Perpetual Preferred Stock, Series B (8)

         4.8      Astoria Financial Corporation Specimen 12% Noncumulative,
                  Perpetual Preferred Stock, Series B Certificate (10)

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

                                      EXHIBIT INDEX                                                SEQUENTIAL
                                                                                                      PAGE
EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT                                           NUMBER
-----------                      -------------------------                                           ------


         10.5     Deferred Compensation Plan for Directors of Astoria Financial
                  Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

         10.6     1996 Stock Option Plan for Officers and Employees of Astoria
                  Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.7     1996 Stock Option Plan for Outside Directors of Astoria
                  Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

         10.8     Astoria Federal Savings and Loan Association Recognition and
                  Retention Plan for Outside Directors as amended March 1, 1996
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                  10-K pursuant to Item 14(c) of this report. (3)

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

     10.22          Retirement Medical and Dental Benefit Policy for Senior Officers - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

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

     10.27        Consulting Agreement by and between Astoria Financial Corporation and
                      Mr. Thomas V. Powderly dated January 31, 1995. (5)

     10.28        Trust Agreement, dated as of January 31, 1995 between Astoria Financial
                          Corporation and State Street Bank and Trust Company. (5)

     10.29        Astoria Financial Corporation 1993
                          Incentive Stock Option Plan, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.30        Astoria Financial Corporation 1993 Stock
                          Option Plan For Outside Directors, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.31        Astoria Federal Savings and Loan Association Recognition and Retention Plan
                           for Officers and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this
                           Form 10-K pursuant to Item 14(c) of this report. (1)

     10.32        Astoria Financial Corporation Employment
                           Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.33        Astoria Federal Savings and Loan
                           Association Employment Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.34        Amendment No. 1 to the Astoria Federal Savings and Loan Association
                           Employment Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

                                      EXHIBIT INDEX                                                SEQUENTIAL
                                                                                                      PAGE
EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT                                           NUMBER
-----------                      -------------------------                                           ------

     10.35          Option Conversion Agreement by and between Astoria
                      Financial Corporation and Mr. Gerard C. Keegan - This
                      exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.36          Option Conversion Agreement by and between Astoria
                      Financial Corporation and Mr. Michael J. Henchy - This
                      exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.37          Option Conversion Agreement by and between Astoria
                      Financial Corporation and Mr. Daniel J. Harris - This
                      exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.38          Option Conversion Agreement by and between Astoria
                      Financial Corporation and Mr. Franklyn Berkowitz - This
                      exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

     10.39          Agreement and Plan of Merger dated as of the 29th Day of
                      March, 1997, as amended, by and among Astoria Financial
                      Corporation, Astoria Federal Savings and Loan Association and The Greater New York Savings Bank. (9)

     11.1           Statement regarding computation of earnings per share. (10)

     13.1           1997 Annual Report to Stockholders. (10)

     21.1           Subsidiaries of Astoria Financial Corporation. (10)

     23             Consent of Independent Auditors. (10)

     27             Financial Data Schedule - Year Ended December 31, 1997. (10)

     27.1           Restated Financial Data Schedule - Year Ended December 31, 1996. *

     27.2           Restated Financial Data Schedule - Quarter Ended March 31, 1997. *

     27.3           Restated Financial Data Schedule - Quarter Ended June 30, 1997. *

     27.4           Restated Financial Data Schedule - Quarter Ended September 30, 1997. *

     27.5           Restated Financial Data Schedule - Quarter Ended March 31, 1996. *

     27.6           Restated Financial Data Schedule - Quarter Ended June 30, 1996. *

     27.7           Restated Financial Data Schedule - Quarter Ended September 30, 1996. *

                                      EXHIBIT INDEX                                    SEQUENTIAL
                                                                                          PAGE
EXHIBIT NO.                      IDENTIFICATION OF EXHIBIT                               NUMBER
-----------                      -------------------------                               ------

      99.1        Proxy Statement for the Annual Meeting of Shareholders
                      held on May 6, 1998, which was filed with the SEC on April
                      3, 1998, is incorporated herein by reference.

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

      (10)        Incorporated by reference to Astoria Financial Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.