Form 10-Q
period 1998-06-30
ASTORIA FINANCIAL CORP
filed 1998-08-11
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                           YES     X          NO
                                 -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Classes of Common Stock           Number of Shares Outstanding, July 31, 1998
  -----------------------           -------------------------------------------
       .01 Par Value                                 26,593,495
       -------------                                 ----------

                         PART I -- FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
Item 1.  Financial Statements.

         Consolidated Statements of Financial Condition at June 30, 1998 and                2
         December 31, 1997.

         Consolidated Statements of Income for the Three and Six Months Ended               3
         June 30, 1998 and June 30, 1997.

         Consolidated Statement of Stockholders' Equity for the Six Months                  4
         Ended June 30, 1998.

         Consolidated Statements of Cash Flows for the Six Months Ended                     5
         June 30, 1998 and June 30, 1997.

         Notes to Consolidated Financial Statements.                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and                    9
         Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        29


                                    PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 29

Item 2.  Changes in Securities and Use of Proceeds                                  (Not Applicable)

Item 3.  Defaults Upon Senior Securities                                            (Not Applicable)

Item 4.  Submission of Matters to a Vote of Security Holders                               32

Item 5.  Other Information                                                          (Not Applicable)

Item 6.  Exhibits and Reports on Form 8-K                                                  33

     (a) Exhibits
         (11)  Statement Regarding Computation of Per Share Earnings
         (27)  Financial Data Schedule

     (b) Reports on Form 8-K                                                               34

         Signatures

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,          DECEMBER 31,
Assets                                                                                    1998                1997
------                                                                                    ----                ----
Cash and due from banks                                                               $     23,120        $     31,780
Federal funds sold and repurchase agreements                                               161,704             110,550
Mortgage-backed securities available-for-sale (at estimated fair value)                  3,174,963           2,700,920
Other securities available-for-sale (at estimated fair value)                              270,363             159,336
Mortgage-backed securities held-to-maturity  (estimated fair value of
  $1,312,092 and $1,369,738, respectively)                                               1,300,542           1,361,404
Other securities held-to-maturity (estimated fair value
  of $1,186,390 and $1,255,097, respectively)                                            1,179,347           1,249,045
Federal Home Loan Bank of New York stock                                                    73,750              60,050

Loans receivable:
  Mortgage loans                                                                         4,841,571           4,291,720
  Consumer and other loans                                                                  49,401              53,286
                                                                                      ------------        ------------
                                                                                         4,890,972           4,345,006
  Less allowance for loan losses                                                            37,861              40,039
                                                                                      ------------        ------------
Loans receivable, net                                                                    4,853,111           4,304,967

Real estate owned and investments in real estate, net                                       11,763              16,264
Accrued interest receivable                                                                 62,758              60,318
Premises and equipment, net                                                                116,036             113,727
Goodwill                                                                                   253,043             258,159
Other assets                                                                                95,051             101,873
                                                                                      ------------        ------------

Total assets                                                                          $ 11,575,551        $ 10,528,393
                                                                                      ============        ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits:
     Savings                                                                          $  1,703,438        $  1,717,784
     Money market                                                                          982,192             823,214
     NOW                                                                                   179,659             163,756
     Certificates of deposit                                                             3,227,424           3,516,164
                                                                                      ------------        ------------
   Total deposits                                                                        6,092,713           6,220,918

   Reverse repurchase agreements                                                         4,120,000           2,882,765
   Federal Home Loan Bank of New York advances                                             270,114             390,016
   Mortgage escrow funds                                                                    55,994              45,217
   Accrued expenses and other liabilities                                                   94,254              90,053
                                                                                      ------------        ------------
Total liabilities                                                                       10,633,075           9,628,969
                                                                                      ------------        ------------

Stockholders' Equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- issued and outstanding)                        --                  --
     Series B (2,000,000 shares authorized, issued and outstanding)                          2,000               2,000
   Common stock, $.01 par value; (200,000,000 and 70,000,000 shares authorized, respectively; 26,531,645 and 26,451,252 issued, respectively;
     26,530,706 and 26,197,768 outstanding, respectively)                                      265                 265
   Additional paid-in capital                                                              509,479             497,284
   Retained earnings - substantially restricted                                            445,399             430,549
   Treasury stock (939 and 253,484 shares, at cost, respectively)                              (53)            (13,867)
   Accumulated other comprehensive income:
     Net unrealized gains on securities, net of taxes                                        7,099               7,918
   Unallocated common stock held by ESOP                                                   (19,988)            (21,488)
   Unearned common stock held by RRPs                                                       (1,725)             (3,237)
                                                                                      ------------        ------------
Total stockholders' equity                                                                 942,476             899,424
                                                                                      ------------        ------------

Total liabilities and stockholders' equity                                            $ 11,575,551        $ 10,528,393
                                                                                      ============        ============

See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                      ----------------------------      ----------------------------
                                                                          1998             1997             1998             1997
                                                                      -----------      -----------      -----------      -----------
Interest income:
   Mortgage loans                                                     $    89,815      $    56,831      $   174,607      $   109,385
   Consumer and other loans                                                 1,187            1,404            2,415            2,850
   Mortgage-backed securities                                              71,341           56,536          141,199          115,461
   Other securities                                                        26,405           16,662           53,963           31,942
   Federal funds sold and repurchase agreements                             3,060            3,979            4,554            4,847
                                                                      -----------      -----------      -----------      -----------

Total interest income                                                     191,808          135,412          376,738          264,485
                                                                      -----------      -----------      -----------      -----------

Interest expense:
   Deposits                                                                63,282           48,935          127,277           96,494
   Borrowed funds                                                          57,718           37,032          108,793           69,090
                                                                      -----------      -----------      -----------      -----------

Total interest expense                                                    121,000           85,967          236,070          165,584
                                                                      -----------      -----------      -----------      -----------

Net interest income                                                        70,808           49,445          140,668           98,901
Provision for loan losses                                                     314            1,414              614            1,914
                                                                      -----------      -----------      -----------      -----------
Net interest income after provision for loan losses                        70,494           48,031          140,054           96,987
                                                                      -----------      -----------      -----------      -----------

Non-interest income:
   Customer service and loan fees                                           4,316            2,620            8,093            5,235
   Net gain on sales of securities and loans                                3,324            1,138            5,427            1,516
   Other                                                                    1,344              903            2,853            1,381
                                                                      -----------      -----------      -----------      -----------

Total non-interest income                                                   8,984            4,661           16,373            8,132
                                                                      -----------      -----------      -----------      -----------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                            17,667           13,121           35,576           26,285
      Occupancy, equipment and systems                                      8,623            5,919           18,380           11,917
      Federal deposit insurance premiums                                      976              762            1,752            1,572
      Advertising                                                             732            1,146            1,392            2,060
      Other                                                                 4,433            3,178            8,700            6,051
                                                                      -----------      -----------      -----------      -----------

   Total general and administrative                                        32,431           24,126           65,800           47,885

   Real estate operations and provision for losses, net                       218              306              218              482
   Amortization of goodwill                                                 4,865            2,110            9,653            4,220
                                                                      -----------      -----------      -----------      -----------

Total non-interest expense                                                 37,514           26,542           75,671           52,587
                                                                      -----------      -----------      -----------      -----------

Income before income tax expense                                           41,964           26,150           80,756           52,532
Income tax expense                                                         18,301           10,943           34,824           21,891
                                                                      -----------      -----------      -----------      -----------

Net income                                                            $    23,663      $    15,207      $    45,932      $    30,641
                                                                      ===========      ===========      ===========      ===========

Net income available to common shareholders - diluted                 $    22,163      $    15,207      $    42,932      $    30,641
                                                                      ===========      ===========      ===========      ===========

Basic earnings per common share (1)                                   $      0.89      $      0.79      $      1.73      $      1.59
                                                                      ===========      ===========      ===========      ===========
Diluted earnings per common share (1)                                 $      0.85      $      0.74      $      1.65      $      1.48
                                                                      ===========      ===========      ===========      ===========
Dividends per common share                                            $      0.20      $      0.15      $      0.40      $      0.26
                                                                      ===========      ===========      ===========      ===========

Basic weighted average common shares (1)                               24,856,243       19,205,852       24,746,998       19,311,107
Diluted weighted average common and common equivalent shares (1)       26,111,418       20,545,394       26,079,264       20,683,968

(1) Prior year amounts have been restated as a result of the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                     For The Six Months Ended June 30, 1998
                        (In Thousands, Except Share Data)


                                                                                                          Retained
                                                                                        Additional        Earnings
                                                              Preferred     Common       Paid-In        Substantially      Treasury
                                                 Total          Stock       Stock        Capital         Restricted         Stock
                                                 -----          -----       -----        -------         ----------         -----
Balance at December 31, 1997                   $ 899,424        $2,000       $265       $ 497,284        $ 430,549        $(13,867)

Net income                                        45,932            --         --              --           45,932              --

Other comprehensive income, net of tax:
  Net unrealized loss on securities, net
    of reclassification adjustment                  (819)           --         --              --               --              --

Common stock repurchased
  (181,192 shares)                                (9,739)           --         --              --               --          (9,739)

Dividends on common and preferred stock
  and amortization of purchase premium           (13,411)           --         --            (652)         (12,759)             --

Exercise of stock options and
  related tax benefit                             10,812            --         --           5,582          (18,323)         23,553

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit            10,277            --         --           7,265               --              --
                                               ---------        ------       ----       ---------        ---------        --------

  Balance at June 30, 1998                     $ 942,476        $2,000       $265       $ 509,479        $ 445,399        $    (53)
                                               =========        ======       ====       =========        =========        ========

                                                    Accumulated    Unallocated      Unearned
                                                       Other          Common         Common
                                                   Comprehensive    Stock Held     Stock Held
                                                      Income         by ESOP        by RRPs
                                                      ------         -------        -------
Balance at December 31, 1997                         $ 7,918        $(21,488)       $(3,237)

Net income                                                --              --             --

Other comprehensive income, net of tax:
  Net unrealized loss on securities, net
    of reclassification adjustment                      (819)             --             --

Common stock repurchased
  (181,192 shares)                                        --              --             --

Dividends on common and preferred stock
  and amortization of purchase premium                    --              --             --

Exercise of stock options and
  related tax benefit                                     --              --             --

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit                    --           1,500          1,512
                                                     -------        --------        -------

  Balance at June 30, 1998                           $ 7,099        $(19,988)       $(1,725)
                                                     =======        ========        =======


            See accompany notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 1998              1997
                                                                             -----------        ---------
Cash flows from operating activities:
   Net income                                                                $    45,932        $  30,641
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Amortization of net deferred loan origination fees,
          discounts and premiums                                                 (16,939)          (1,691)
        Provision for loan and real estate losses                                  1,533            2,205
        Depreciation and amortization                                              4,322            3,126
        Net gain on sales of securities and loans                                 (5,427)          (1,516)
        Amortization of goodwill                                                   9,653            4,220
        Allocated and earned shares from ESOP and RRPs                             8,201            6,208
        Increase in accrued interest receivable                                   (2,440)          (3,137)
        Increase in mortgage escrow funds                                         10,777            6,547
        Decrease in other assets                                                   7,785            9,102
        Increase in accrued expenses and other liabilities                        11,100           11,344
                                                                             -----------        ---------
             Net cash provided by operating activities                            74,497           67,049
                                                                             -----------        ---------

Cash flows from investing activities:
   Loan originations                                                          (1,012,300)        (529,642)
   Loan purchases through third parties                                          (97,542)         (97,508)
   Principal repayments on loans                                                 500,750          184,591
   Principal payments on mortgage-backed securities held-to-maturity             134,015           36,061
   Principal payments on mortgage-backed securities available-for-sale           473,363          174,666
   Purchases of mortgage-backed securities held-to-maturity                      (72,651)              --
   Purchases of mortgage-backed securities available-for-sale                 (1,145,014)        (282,190)
   Purchases of other securities held-to-maturity and FHLB stock                (227,156)        (315,534)
   Purchases of other securities available-for-sale                             (121,008)         (23,694)
   Proceeds from maturities of other securities held-to-maturity                     299           70,476
   Proceeds from maturities of other securities available-for-sale               301,373           45,001
   Proceeds from sales of securities available-for-sale and loans                258,366          437,631
   Proceeds from sales of real estate owned and investments
     in real estate                                                                9,770            5,141
   Purchases of premises and equipment, net of proceeds from sale                 (6,631)          (2,504)
                                                                             -----------        ---------
      Net cash used in investing activities                                   (1,004,366)        (297,505)
                                                                             -----------        ---------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                          (127,711)          31,898
   Net increase in reverse repurchase agreements                               1,237,235          355,577
   Net decrease in FHLB of New York advances                                    (120,000)         (21,000)
   Costs to repurchase common stock                                               (9,739)         (28,570)
   Cash dividends paid to stockholders                                           (13,411)          (5,345)
   Cash received for options exercised, net of loss on issuance
     of treasury stock                                                             5,989            2,585
                                                                             -----------        ---------
     Net cash provided by financing activities                                   972,363          335,145
                                                                             -----------        ---------
     Net increase in cash and cash equivalents                                    42,494          104,689

Cash and cash equivalents at beginning of period                                 142,330           74,923
                                                                             -----------        ---------

Cash and cash equivalents at end of period                                   $   184,824        $ 179,612
                                                                             ===========        =========

Supplemental disclosures:
   Cash paid during the year:
     Interest                                                                $   230,512        $ 163,275
                                                                             ===========        =========
     Income taxes                                                            $    20,569        $   1,189
                                                                             ===========        =========
   Additions to real estate owned                                            $     6,712        $   4,519
                                                                             ===========        =========

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

       In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of June 30, 1998 and December 31, 1997 and its results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and stockholders' equity for the six months ended June 30, 1998. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of June 30, 1998 and December 31, 1997 and amounts of revenues and expenses for the three and six month periods ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

       These consolidated financial statements should be read in conjunction with the December 31, 1997 audited consolidated financial statements, interim financial statements and notes thereto of the Company.

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

       The following table is a reconciliation of basic and diluted EPS as required under SFAS No. 128:



                                                                 For the Three Months Ended June 30,
                                       ---------------------------------------------------------------------------------------
                                                          1998                                          1997
                                       -----------------------------------------     -----------------------------------------
(In Thousands,                                          Average        Per Share                       Average       Per Share
Except Share Data)                     Income           Shares          Amount       Income            Shares         Amount
------------------                     ------           ------          ------       ------            ------         ------
Net income                             $23,663                                       $15,207
Less: preferred stock dividends          1,500                                            --
                                       -------                                       -------
Basic EPS:
     Income available to common
       stockholders                     22,163       24,856,243          $0.89        15,207         19,205,852       $0.79
                                                                         =====                                        =====

Effect of dilutive unexercised
     stock options                                    1,255,175 (1)                                   1,339,542
                                                     ----------                                      ----------
Diluted EPS:
     Income available to common
       stockholders plus assumed
       conversions                     $22,163       26,111,418          $0.85       $15,207         20,545,394       $0.74
                                       =======       ==========          =====       =======         ==========       =====


                                                                  For the Six Months Ended June 30,
                                       ---------------------------------------------------------------------------------------
                                                          1998                                          1997
                                       -----------------------------------------     -----------------------------------------
(In Thousands,                                          Average        Per Share                       Average       Per Share
Except Share Data)                     Income           Shares          Amount       Income            Shares         Amount
------------------                     ------           ------          ------       ------            ------         ------
Net income                             $45,932                                       $30,641
Less: preferred stock dividends          3,000                                            --
                                       -------                                       -------
Basic EPS:
     Income available to common
       stockholders                     42,932       24,746,998          $1.73        30,641         19,311,107        $1.59
                                                                         =====                                         =====

Effect of dilutive unexercised
     stock options                                    1,332,266 (1)                                   1,372,861
                                                     ----------                                      ----------
Diluted EPS:
     Income available to common
       stockholders plus assumed
       conversions                     $42,932       26,079,264          $1.65       $30,641         20,683,968        $1.48
                                       =======       ==========          =====       =======         ==========        =====

(1) Options to purchase 277,000 shares of common stock at prices between $56.63 per share and $59.75 per share were outstanding as of June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares.



3. CASH EQUIVALENTS

       For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold with original maturities of three months or less.

4. COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of 1998 and as such was required to (a) classify items of other comprehensive income by their nature in a financial statement;
   (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition and (c) reclassify prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation had no impact on the Company's financial condition or results of operations.

       Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                      ------------------------        ------------------------
                                                        1998            1997            1998            1997
                                                      --------        --------        --------        --------
Net income                                            $ 23,663        $ 15,207        $ 45,932        $ 30,641
Net unrealized gains (losses) on securities,
   net of reclassification adjustment (a)                  525          11,298            (819)          1,671
                                                      --------        --------        --------        --------
Comprehensive income                                  $ 24,188        $ 26,505        $ 45,113        $ 32,312
                                                      ========        --------        ========        ========

----------

(a)  Disclosure of reclassification adjustment:

Net unrealized gains  arising during period           $  2,059        $ 11,953           1,887        $  2,548
Less: reclassification adjustment for net gains
   included in net income                               (1,534)           (655)         (2,706)           (877)
                                                      --------        --------        --------        --------
Net unrealized gains (losses) on securities           $    525        $ 11,298        $   (819)       $  1,671
                                                      ========        ========        ========        ========

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

       In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

MERGERS AND ACQUISITIONS

    The Company continues to consider merger and acquisition activity part of its long-term growth strategy. Following the close of business on September 30, 1997, the Company completed the acquisition of The Greater New York Savings Bank ("The Greater"), by merger of The Greater with and into the Association, in a transaction ("The Greater Acquisition"), that was accounted for as a purchase. The total consideration paid was $399.5 million, which included $38.2 million of transaction costs. Goodwill generated in the transaction is being amortized on a straight line basis over 15 years.

    On April 2, 1998, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") pursuant to which Long Island Bancorp, Inc. ("LIB"), the holding company of The Long Island Savings Bank, FSB ("LISB"), will merge with and into the Company. LISB, a federally chartered savings bank, will merge with and into the Association pursuant to a related plan of bank merger. At June 30, 1998, LIB had total assets of $6.48 billion. The Merger Agreement is subject to approval of the shareholders of both the Company and LIB, approval of the Office of Thrift Supervision ("OTS") and the satisfaction of certain other conditions. Special meetings of the shareholders of LIB and the Company are scheduled for August 19, 1998, and a proxy statement/prospectus with respect to such meetings has been mailed to each such shareholder. Under the terms of the Merger Agreement, holders of LIB common stock, par value $0.01 per share ("LIB Common Stock"), will receive 1.15 shares of the Company's common stock ("Common Stock") for each share of LIB Common Stock. The total transaction value is estimated to be $1.80 billion. The transaction is expected to be accounted for as a pooling of interests, and is expected to close following the close of business on September 30, 1998. See Item 6 - Exhibits and Reports on Form 8-K.


INFORMATION SERVICES YEAR 2000 PROJECT

    The Year 2000 Problem centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations.

    The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. As part of the Plan, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 Problem could have an adverse impact on the operations of the Company.

    Monitoring and managing the Year 2000 Project Plan will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and developing and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. During the six months ended June 30, 1998 and 1997, principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $1.41 billion and $510.8 million, respectively. The increase in principal payments received is primarily a result of significant acceleration of prepayments of mortgage loans and mortgage-backed securities. Additionally, during the six months ended June 30, 1998 and 1997, the Company received $258.4 million and $437.6 million of funds from the sale of securities available-for-sale and loans. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the six months ended June 30, 1998 and 1997 totaled $74.5 million and $67.0 million, respectively, of which $45.9 million and $30.6 million, respectively, represented net income of the Company. Net cash provided by financing activities during the six months ended June 30, 1998 and 1997 totaled $972.4 million and $335.1 million, respectively, primarily due to net increases in borrowings totaling $1.12 billion and $334.6 million, respectively. The Company's primary uses of funds in its investing activities are for the purchase and origination of loans and the purchase of mortgage-backed securities and other securities. During the six months ended June 30, 1998 and 1997, the Company's purchases and originations of loans totaled $1.11 billion and $627.2 million, respectively, and purchases of mortgage-backed securities and other securities totaled $1.57 billion and $621.4 million, respectively.

    The Association is required by the OTS to maintain a minimum liquidity ratio of 4.0%. The Association's liquidity ratios were 4.67% and 4.73% at June 30, 1998 and December 31, 1997, respectively. The levels of the Association's liquid assets are dependent on the Association's operating, investing and financing activities during any given period. In the normal course of its business, the Association routinely enters into various commitments, primarily relating to the origination and purchase of loans, purchase of securities and the leasing of certain office facilities. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

    Stockholders' equity totaled $942.5 million at June 30, 1998, compared to $899.4 million at December 31, 1997, reflecting the Company's earnings for the first six months of 1998, the amortization of the unallocated portion of shares held by the ESOP and the unearned portion of shares held by the RRPs and related tax benefit, the effect of the treasury stock purchases in the first quarter of 1998, the effect of exercises of stock options and related tax benefit, dividends paid on common and preferred stock and the change in the net unrealized gains on securities.

    Tangible stockholders' equity (stockholders' equity less goodwill) totaled $689.4 million at June 30, 1998, compared to $641.3 million at December 31, 1997. This increase reflects the change in the Company's stockholders' equity noted above, plus the reduction in the balance of goodwill. Tangible equity is a critical measure of a company's ability to pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, not equity as defined by generally accepted accounting principles ("GAAP"). Although reported earnings and return on equity are traditional measures of a company's performance, management believes that the growth in tangible equity, or "cash earnings," is also a significant measure of a company's performance. Cash earnings include reported earnings plus the non-cash charges for goodwill amortization and amortization relating to certain employee stock plans and related tax benefit. These items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization, for which the related intangible asset has already been deducted in the calculation of tangible equity. Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. See "Cash Earnings."

    During the first quarter of 1998, as part of the Company's fifth stock repurchase plan, the Company repurchased 181,192 shares of Common Stock for an aggregate cost of $9.7 million. In connection with the acquisition of LIB, the fifth stock repurchase plan was terminated. The Company has since reissued treasury shares for option exercises, and at June 30, 1998, 939 treasury shares are remaining at an aggregate cost of $53,000.

    On June 1, 1998, the Company paid a quarterly cash dividend equal to $0.20 per share on shares of Common Stock outstanding as of the close of business on May 15, 1998, aggregating $5.3 million. On July 15, 1998, the Company declared a quarterly cash dividend of $0.20 per share payable on September 1, 1998 to common stockholders of record as of the close of business on August 14, 1998. On January 15, 1998, April 15, 1998, and July 15, 1998, the Company paid quarterly cash dividends equal to $0.75 per share on shares of its 12% Noncumulative Perpetual Preferred Stock, Series B, aggregating $1.5 million per quarter.

    At the time of conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account equal to its retained earnings as of June 30, 1993. As part of the acquisitions of Fidelity New York, F.S.B. ("Fidelity") after the close of business on January 31, 1995 and The Greater after the close of business on September 30, 1997, the Association established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by Fidelity and The Greater. These liquidation accounts are reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amount required for the liquidation accounts or applicable regulatory capital requirements. As of June 30, 1998, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible and core (leverage) ratios of 5.39% and a risk-based capital ratio of 14.92%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

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

    At June 30, 1998, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $557.4 million, representing a positive cumulative one-year gap of 4.82% of total assets. This compares to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $286.2 million, representing a negative cumulative one-year gap of 2.72% of total assets at December 31, 1997. The Company's June 30, 1998 and December 31, 1997 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at June 30, 1998 were classified within the one-year maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $2.52 billion, representing a positive cumulative one-year gap of 21.74% of total assets. Using this method at December 31, 1997, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.21 billion, representing a positive cumulative one-year gap of 11.48% of total assets.


    The following table (the "Gap Table") sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, that are anticipated by the Company using certain assumptions based on its historical experience and other data available to management to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in the Gap Table are $1.22 billion of callable other securities, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $523.3 million are callable within one year and at various times thereafter. Also included in the Gap Table are $4.26 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than one year to three years category and the more than five years category. Of such borrowings, $1.73 billion are callable within one year and at various times thereafter.

                                                                                     At June 30, 1998
                                                     ------------------------------------------------------------------------------
                                                                      More than        More than
                                                                      One Year        Three Years
                                                      One Year           to                to           More than
(Dollars in Thousands)                                 or Less     Three Years (1)   Five Years (1)   Five Years (1)       Total
----------------------                                 -------     ---------------   --------------   --------------       -----

Interest-earning assets:
   Mortgage loans (2)                                $1,159,564      $1,170,427       $1,065,973        $1,380,507      $ 4,776,471
   Consumer and other loans (2)                          38,765          10,075               --                --           48,840
   Federal funds sold and
     repurchase agreements                              161,704              --               --                --          161,704
   Mortgage-backed and other securities
     available-for-sale                               1,559,484         626,341          225,604         1,107,647        3,519,076
   Mortgage-backed and other securities
     held-to-maturity                                   495,829         291,606          190,714         1,505,612        2,483,761
                                                     ----------      ----------       ----------        ----------      -----------
Total interest-earning assets                         3,415,346       2,098,449        1,482,291         3,993,766       10,989,852
Add:
   Net unamortized purchase premiums
     and deferred fees (3)                                4,738           5,263            5,019             6,111           21,131
                                                     ----------      ----------       ----------        ----------      -----------
Net interest-earning assets                           3,420,084       2,103,712        1,487,310         3,999,877       11,010,983
                                                     ----------      ----------       ----------        ----------      -----------

Interest-bearing liabilities:
   Savings                                              204,413         391,791          340,688           766,546        1,703,438
   NOW                                                   17,865          17,865           17,865            35,730           89,325
   Money manager                                         50,496          50,496           50,496           100,993          252,481
   Money market                                         547,533          17,252           17,252            51,755          633,792
   Certificates of deposit                            1,957,353         961,326          308,645               100        3,227,424
   Borrowed funds                                        85,000       1,010,114        1,580,000         1,715,000        4,390,114
                                                     ----------      ----------       ----------        ----------      -----------
Total interest-bearing liabilities                   $2,862,660      $2,448,844       $2,314,946        $2,670,124      $10,296,574
                                                     ----------      ----------       ----------        ----------      -----------

Interest sensitivity gap                             $  557,424      $ (345,132)      $ (827,636)       $1,329,753      $   714,409
                                                     ==========      ==========       ==========        ==========      ===========


Cumulative interest sensitivity gap                  $  557,424      $  212,292       $ (615,344)       $  714,409
                                                     ==========      ==========       ==========        ==========      ===========

Cumulative interest sensitivity gap
   as a percentage of total assets                         4.82%           1.83%           (5.32)%            6.17%
Cumulative net interest-earning assets
   as a percentage of interest-bearing liabilities       119.47%         104.00%           91.93%           106.94%


(1) Includes $523.3 million of other securities and $1.73 billion of borrowings, which are callable within one year and at various times thereafter, which are classified according to their contractual maturity dates (primarily in the more than five years category for other securities and the more than one year to three years and the more than five years categories for borrowings).

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

         The Company's interest rate sensitivity is also monitored by management through analysis of the change in the net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the market value of an institution's net worth. Increases in the market value of assets will increase the NPV whereas decreases in market value of assets will decrease the NPV. Conversely, increases in the market value of liabilities will decrease NPV whereas decreases in the market value of liabilities will increase the NPV. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the market value of assets in the same scenario. This analysis, referred to in the following NPV table (the "NPV Table"), initially measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on the Association's quarterly Thrift Financial Reports, the results of which may vary from the Company's internal model primarily because of differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to those used in the Gap Table were used. In addition, the available-for-sale securities were classified based on contractual maturities and estimated prepayments.

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

         The following represents the Company's NPV table as of June 30 1998.

  Changes in                          Net Portfolio Value ("NPV")                       Portfolio Value of Assets
  Rates in                            ---------------------------                       -------------------------
  Basis Points                  Dollar           Dollar          Percentage               NPV        Percentage
  (Rate Shock)                  Amount           Change            Change                Ratio         Change
  ------------                  ------           ------            ------                -----         ------
                                         (Dollars in Thousands)
     +200                     $  861,202       $(200,763)         (18.90)%               8.07%         (13.23)%
     +100                        998,266         (63,699)          (6.00)                9.02           (3.01)
       -0-                     1,061,965              --              --                 9.30              --
     -100                      1,124,269          62,303            5.87                 9.59            3.12
     -200                      1,172,533         110,568           10.41                 9.75            4.84

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

         The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial derivative agreements with third parties. The Company did not enter into any such transactions during 1997 or the first six months of 1998, except for outstanding interest rate cap and floor agreements acquired in The Greater Acquisition in 1997. Additionally, the Company is not subject to foreign currency exchange or commodity price risk and does not own any trading assets.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters and six months ended June 30, 1998 and 1997. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters and six months ended June 30, 1998 and 1997.

                                                                            Quarter Ended June 30,
                                           ----------------------------------------------------------------------------------------
                                                              1998                                          1997
                                           ------------------------------------------    ------------------------------------------
                                                                              Average                                       Average
                                             Average                          Yield/       Average                          Yield/
(Dollars in Thousands)                       Balance          Interest         Cost        Balance           Interest        Cost
----------------------                       -------          --------         ----        -------           --------        ----
ASSETS:                                                     (Annualized)                                   (Annualized)
  Interest-earning assets:
    Mortgage loans                         $ 4,730,204      $    89,815       7.60%      $ 2,865,678       $    56,831      7.93%
    Consumer and other loans                    50,847            1,187       9.34            57,138             1,404      9.83
    Mortgage-backed securities (1)           4,264,573           71,341       6.69         3,364,564            56,536      6.72
    Other securities (1)                     1,478,334           26,405       7.14           975,430            16,662      6.83
    Federal funds sold and
       repurchase agreements                   215,902            3,060       5.67           287,357             3,979      5.54
                                           -----------      -----------                  -----------       -----------
  Total interest-earning assets             10,739,860          191,808       7.14         7,550,167           135,412      7.17
                                                            -----------                                    -----------
  Non-interest-earning assets                  533,818                                       170,284
                                           -----------                                   -----------

Total assets                               $11,273,678                                   $ 7,720,451
                                           ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Savings                                  1,707,314           10,884       2.55%      $ 1,125,850             7,121      2.53%
    Certificates of deposit                  3,297,075           44,093       5.35         2,731,311            37,253      5.46
    NOW                                         90,823              284       1.25            40,320               126      1.25
    Money manager                              257,103              804       1.25           209,259               565      1.08
    Money market                               598,921            7,217       4.82           336,522             3,870      4.60
    Borrowed funds                           4,060,028           57,718       5.69         2,518,102            37,032      5.88
                                           -----------      -----------                  -----------       -----------
  Total interest-bearing liabilities        10,011,264          121,000       4.83         6,961,364            85,967      4.94
                                                            -----------                                    -----------
  Non-interest-bearing liabilities             332,984                                       168,806
                                           -----------                                   -----------

  Total liabilities                         10,344,248                                     7,130,170
  Stockholders' equity                         929,430                                       590,281
                                           -----------                                   -----------

  Total liabilities and stockholders'
      equity                               $11,273,678                                   $ 7,720,451
                                           ===========                                   ===========

  Net interest income/net interest
     rate spread (2)                                        $    70,808       2.31%                        $    49,445      2.23%
                                                            ===========       ====                         ===========      ====

  Net interest-earning assets/net
     interest margin (3)                   $   728,596                        2.64%      $   588,803                        2.62%
                                           ===========                        ====       ===========                        ====

  Ratio of interest-earning assets
      to interest-bearing liabilities            1.07x                                        1.08x
                                           ===========                                   ===========



(1)      Securities available-for-sale are reported at average amortized cost.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                          Six Months Ended June 30,
                                           ----------------------------------------------------------------------------------------
                                                              1998                                          1997
                                           ------------------------------------------    ------------------------------------------
                                                                              Average                                       Average
                                             Average                          Yield/       Average                          Yield/
(Dollars in Thousands)                       Balance          Interest         Cost        Balance           Interest        Cost
----------------------                       -------          --------         ----        -------           --------        ----
ASSETS:                                                     (Annualized)                                   (Annualized)
    Interest-earning assets:
    Mortgage loans                         $ 4,573,383      $   174,607       7.64%      $ 2,763,686       $   109,385      7.92%
    Consumer and other loans                    51,917            2,415       9.30            57,534             2,850      9.91
    Mortgage-backed securities (1)           4,215,532          141,199       6.70         3,396,579           115,461      6.80
    Other securities (1)                     1,495,507           53,963       7.22           926,397            31,942      6.90
    Federal funds sold and
      repurchase agreements                    162,371            4,554       5.61           177,317             4,847      5.47
                                           -----------      -----------                  -----------       -----------
  Total interest-earning assets             10,498,710          376,738       7.18         7,321,513           264,485      7.22
                                                            -----------                                    -----------
  Non-interest-earning assets                  537,584                                       223,812
                                           -----------                                   -----------

Total assets                               $11,036,294                                   $ 7,545,325
                                           ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Savings                                $ 1,705,501      $    21,745       2.55%      $ 1,128,860            14,280      2.53%
    Certificates of deposit                  3,369,520           89,838       5.33         2,727,418            73,934      5.42
    NOW                                         86,354              540       1.25            55,512               347      1.25
    Money manager                              255,772            1,599       1.25           212,942             1,182      1.11
    Money market                               564,777           13,555       4.80           304,769             6,751      4.43
    Borrowed funds                           3,811,478          108,793       5.71         2,368,845            69,090      5.83
                                           -----------      -----------                  -----------       -----------
  Total interest-bearing liabilities         9,793,402          236,070       4.82         6,798,346           165,584      4.87
                                                            -----------                                    -----------
  Non-interest-bearing liabilities             323,617                                       157,689
                                           -----------                                   -----------

Total liabilities                           10,117,019                                     6,956,035
Stockholders' equity                           919,275                                       589,290
                                           -----------                                   -----------
Total liabilities and stockholders'
   equity                                  $11,036,294                                   $ 7,545,325
                                           ===========                                   ===========

Net interest income/net interest
   rate spread (2)                                          $   140,668       2.36%                        $    98,901      2.35%
                                                            ===========       ====                         ===========      ====

Net interest-earning assets/net
   interest margin (3)                     $   705,308                        2.68%      $   523,167                        2.70%
                                           ===========                        ====       ===========                        ====

Ratio of interest-earning assets to
   interest-bearing liabilities                  1.07x                                         1.08x
                                           ===========                                   ===========


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


                                                 Quarter Ended June 30, 1998              Six Months Ended June 30, 1998
                                                         Compared to                                Compared to
                                                 Quarter Ended June 30, 1997              Six Months Ended June 30, 1997
                                             -----------------------------------      -------------------------------------
(In Thousands)                                       Increase (Decrease)                       Increase (Decrease)
--------------                                       -------------------                       -------------------
                                              Volume         Rate          Net          Volume         Rate          Net
                                              ------         ----          ---          ------         ----          ---
Interest-earning assets:
   Mortgage loans ......................     $ 35,445      $(2,461)     $ 32,984      $  69,223      $(4,001)     $  65,222
   Consumer and other loans ............         (149)         (68)         (217)          (267)        (168)          (435)
   Mortgage-backed securities ..........       15,058         (253)       14,805         27,459       (1,721)        25,738
   Other securities ....................        8,955          788         9,743         20,475        1,546         22,021
   Federal funds sold and repurchase
      agreements .......................       (1,010)          91          (919)          (415)         122           (293)
                                             --------      -------      --------      ---------      -------      ---------


Total ..................................       58,299       (1,903)       56,396        116,475       (4,222)       112,253
                                             --------      -------      --------      ---------      -------      ---------

Interest-bearing liabilities:
   Savings .............................        3,707           56         3,763          7,351          114          7,465
   Certificates of deposit .............        7,603         (763)        6,840         17,149       (1,245)        15,904
   NOW .................................          158           --           158            193           --            193
   Money manager .......................          141           98           239            256          161            417
   Money market ........................        3,154          193         3,347          6,197          607          6,804
   Borrowed funds ......................       21,921       (1,235)       20,686         41,154       (1,451)        39,703
                                             --------      -------      --------      ---------      -------      ---------

Total ..................................       36,684       (1,651)       35,033         72,300       (1,814)        70,486
                                             --------      -------      --------      ---------      -------      ---------

Net change in net interest
   income ..............................     $ 21,615      $  (252)     $ 21,363      $  44,175      $(2,408)     $  41,767
                                             ========      =======      ========      =========      =======      =========

ASSET QUALITY

         One of the Company's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, the sale of problem assets or potential problem assets, borrower workout arrangements and aggressive marketing of owned properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintenance of sound credit standards for new loan originations, have resulted in a reduction in non-performing assets from December 31, 1992 through the third quarter of 1997. Included in the balance of non-performing assets at December 31, 1997 are mortgage loans, real estate owned and real estate investments totaling $11.8 million, acquired from The Greater which the Company intends to sell. During the first six months of 1998, $6.2 million of such properties were sold. Of the remaining $5.6 million, the Company has a contract for the sale of a $4.0 million property and is actively seeking a buyer for the $1.6 million property. Non-performing assets decreased $6.7 million, from $59.1 million at December 31, 1997 to $52.4 million at June 30, 1998. The following table shows a comparison of delinquent loans as of June 30, 1998 and December 31, 1997.


                                DELINQUENT LOANS

                                                    AT JUNE 30, 1998                                AT DECEMBER 31, 1997
                                    -----------------------------------------------     --------------------------------------------
                                          60-89 DAYS             90 DAYS OR MORE             60-89 DAYS           90 DAYS OR MORE
                                    ---------------------     ---------------------     --------------------    --------------------
                                     NUMBER     PRINCIPAL      NUMBER     PRINCIPAL      NUMBER    PRINCIPAL     NUMBER    PRINCIPAL
                                       OF        BALANCE         OF        BALANCE         OF       BALANCE        OF       BALANCE
(Dollars in Thousands)               LOANS      OF LOANS       LOANS      OF LOANS       LOANS     OF LOANS      LOANS     OF LOANS
----------------------               -----      --------       -----      --------       -----     --------      -----     --------
 One-to-four family ............         65      $ 2,593          352      $29,232           85     $ 3,741         365     $27,960
 Multi-family ..................          4        2,402           24        5,040            2         480          20       7,089
 Commercial real estate ........         --           --           14        5,826           --          --          12       7,076
 Consumer and other loans ......         25          517           24          561           30         299          35         696
                                    -------      -------      -------      -------      -------     -------     -------     -------

      Total delinquent loans ...         94      $ 5,512          414      $40,659          117     $ 4,520         432     $42,821
                                    =======      =======      =======      =======      =======     =======     =======     =======

Delinquent loans to total
      loans ....................                    0.11%                     0.84%                    0.10%                   0.99%

         The following table sets forth information regarding non-performing assets at June 30, 1998 and December 31, 1997. In addition to the non-performing loans, the Company has approximately $5.5 million and $4.5 million of potential problem loans at June 30, 1998 and December 31, 1997, respectively. Such loans are 60-89 days delinquent as shown on page 19.

                              NON-PERFORMING ASSETS

                                                                  AT           AT
                                                               JUNE 30,   DECEMBER 31,
                                                               1998 (1)     1997 (1)
                                                               --------     --------
Non-accrual delinquent mortgage loans (2) ................     $31,242      $37,397
Non-accrual delinquent consumer
     and other loans .....................................         561          696
Mortgage loans delinquent 90 days or more (3) ............       8,856        4,728
                                                               -------      -------
     Total non-performing loans ..........................      40,659       42,821
                                                               -------      -------

Real estate owned, net (4) ...............................       2,885        6,091
Investments in real estate, net (5) ......................       8,878       10,173
                                                               -------      -------
     Total real estate owned and investments
       in real estate, net ...............................      11,763       16,264
                                                               -------      -------

     Total non-performing assets (6) .....................     $52,422      $59,085
                                                               =======      =======

Allowance for loan losses to non-performing loans ........       93.12%       93.50%
Allowance for loan losses to total loans .................        0.78%        0.93%

----------

         (1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $1.3 million for the six months ended June 30, 1998 and $2.9 million for the year ended December 31, 1997. Actual payments recorded to interest income totaled $432,000 for the six months ended June 30, 1998 and $1.2 million for the year ended December 31, 1997.

         (2) 13.4% and 27.6% are secured by other than one-to-four family properties at June 30, 1998 and December 31, 1997, respectively.

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

         (6) Balance includes $5.6 million and $11.8 million at June 30, 1998 and December 31, 1997, respectively, of non-performing assets acquired from The Greater. See page 19.

The following table sets forth the Company's change in allowance for loan, investments in real estate and REO losses.

                                                                           (Dollars in Thousands)
         Allowance for Loan Losses:
                Balance at December 31, 1997 .....................               $ 40,039
                Provision charged to operations ..................                    614
                Charge-offs:
                         One-to-four family ......................                   (765)
                         Multi-family ............................                   (769)
                         Commercial ..............................                 (1,528)
                         Consumer and other ......................                   (149)
                                                                                 --------
                Total charge-offs ................................                 (3,211)
                                                                                 --------

                Recoveries:
                         One-to-four family ......................                    275
                         Multi-family ............................                     71
                         Consumer and other ......................                     73
                                                                                 --------
                Total recoveries .................................                    419
                                                                                 --------
                Total net charge-offs ............................                 (2,792)
                                                                                 --------
                Balance at June 30, 1998 .........................               $ 37,861
                                                                                 ========

    Ratio of net charge-offs during the period to average loans outstanding during the period         0.06%

    Ratio of allowance for loan losses to total loans at end of the period                            0.78%

    Ratio of allowance for loan losses to non-performing loans at end of the period                  93.12%

         Allowance for Investments in Real Estate and REO Losses:
                Balance at December 31, 1997 ..........................     $ 1,493
                    Provision charged to operations ...................         919
                    Charge-offs .......................................        (427)
                    Recoveries ........................................          63
                                                                            -------
                Balance at June 30, 1998 ..............................     $ 2,048
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

                                                                At June 30, 1998
                                                            ------------------------
                                                                        % of Loans
                                                                      in Category to
                                                            Amount     Total Loans
                                                            ------     -----------
                 One-to-four family                         $26,981       84.48%
                 Multi-family                                 3,515        7.54
                 Commercial                                   6,578        6.96
                 Consumer and other loans                       787        1.02
                                                            -------      ------
                 Total allowances                           $37,861      100.00%
                                                            =======      ======

The following table sets forth the composition of the Company's loan portfolio at June 30, 1998 and December 31, 1997.


                                                At June 30, 1998          At December 31, 1997
                                             ----------------------      ----------------------
                                                            Percent                     Percent
                                                              of                          of
(Dollars in Thousands)                         Amount        Total         Amount        Total
----------------------                         ------        -----         ------        -----
MORTGAGE LOANS:

    One-to-four family .................     $4,111,060      84.48%      $3,561,673      82.34%
    Multi-family .......................        367,003       7.54          331,968       7.68
    Commercial real estate .............        338,506       6.96          378,558       8.75
                                             ----------     ------       ----------     ------

Total mortgage loans ...................      4,816,569      98.98        4,272,199      98.77
                                             ----------     ------       ----------     ------


CONSUMER AND OTHER LOANS:

    Home equity ........................         30,064       0.62           32,652       0.76
    Passbook ...........................          5,526       0.11            4,956       0.11
    Other ..............................         13,811       0.29           15,678       0.36
                                             ----------     ------       ----------     ------

Total consumer and other loans .........         49,401       1.02           53,286       1.23
                                             ----------     ------       ----------     ------

Total loans ............................      4,865,970     100.00%       4,325,485     100.00%
                                             ----------     ======       ----------     ======

LESS:
    Unearned discounts, premiums and
        deferred loan fees, net ........         25,002                      19,521
    Allowance for loan losses ..........        (37,861)                    (40,039)
                                             ----------                  ----------

Total loans, net .......................     $4,853,111                  $4,304,967
                                             ==========                  ==========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at June 30, 1998 and December 31, 1997.

                                                             At June 30, 1998
                                           ---------------------------------------------------
                                                          Gross          Gross      Estimated
                                            Amortized   Unrealized    Unrealized       Fair
(In Thousands)                                Cost        Gains         Losses        Value
--------------                                ----        -----         ------        -----
AVAILABLE-FOR-SALE:
  Mortgage-backed securities:
       GNMA pass-through certificates      $  263,713     $ 3,302     $   (384)     $  266,631
       FHLMC pass-through certificates        299,103       2,735         (950)        300,888
       FNMA pass-through certificates         101,237         217         (889)        100,565
       Other pass-through certificates        385,508       6,795       (1,132)        391,171
           REMICs and CMOs:
           Agency issuance                  1,902,979       4,883       (6,742)      1,901,120
           Non agency issuance                196,839       1,679         (194)        198,324

       Other                                   16,096         195          (27)         16,264
                                           ----------     -------     --------      ----------

     Total mortgage-backed securities       3,165,475      19,806      (10,318)      3,174,963
                                           ----------     -------     --------      ----------

     Other securities:
       Obligations of the U.S.
          Government and agencies             203,761         680         (192)        204,249
       FNMA and FHLMC preferred stock          53,415       2,760           --          56,175
       Equity and other securities             10,050          --         (111)          9,939
                                           ----------     -------     --------      ----------

     Total other securities                   267,226       3,440         (303)        270,363
                                           ----------     -------     --------      ----------

Total Available-for-Sale                   $3,432,701     $23,246     $(10,621)     $3,445,326
                                           ==========     =======     ========      ==========

HELD-TO-MATURITY:
     Mortgage-backed securities:
       GNMA pass-through certificates      $   62,192     $ 3,439     $     (1)     $   65,630
       FHLMC pass-through certificates         17,986         804           (2)         18,788
       FNMA pass-through certificates          17,746          72          (87)         17,731
       REMICs and CMOs:
          Agency issuance                     871,581       8,946       (1,820)        878,707
          Non agency issuance                 331,037       1,059         (860)        331,236
                                           ----------     -------     --------      ----------

     Total mortgage-backed securities       1,300,542      14,320       (2,770)      1,312,092
                                           ----------     -------     --------      ----------

     Other securities:
       Obligations of the U.S.
          Government and agencies           1,120,077       8,370       (1,361)      1,127,086
       Obligations of states and
          political subdivisions               49,284          --          (21)         49,263
       Corporate debt securities                9,986          55           --          10,041
                                           ----------     -------     --------      ----------

     Total other securities                 1,179,347       8,425       (1,382)      1,186,390
                                           ----------     -------     --------      ----------

Total Held-to-Maturity                     $2,479,889     $22,745     $ (4,152)     $2,498,482
                                           ==========     =======     ========      ==========

                                                           At December 31, 1997
                                           ---------------------------------------------------
                                                           Gross        Gross        Estimated
                                            Amortized    Unrealized   Unrealized       Fair
(In Thousands)                                Cost         Gains        Losses         Value
--------------                                ----         -----        ------         -----
AVAILABLE-FOR-SALE:
  Mortgage-backed securities:
       GNMA pass-through certificates      $  316,726     $ 2,716     $   (440)     $  319,002
       FHLMC pass-through certificates        362,570       3,852         (768)        365,654
       FNMA pass-through certificates         122,864         361         (715)        122,510
       Other pass-through certificates        497,976       8,365       (2,970)        503,371
       REMICs and CMOs:
           Agency issuance                  1,164,895       2,845       (5,924)      1,161,816
           Non agency issuance                209,082       1,346          (69)        210,359
       Other                                   18,208          14          (14)         18,208
                                           ----------     -------     --------      ----------

     Total mortgage-backed securities       2,692,321      19,499      (10,900)      2,700,920
                                           ----------     -------     --------      ----------

     Other securities:
       Obligations of the U.S.
          Government and agencies              83,023          32         (298)         82,757
       FNMA and FHLMC preferred stock          56,915       3,086           --          60,001
       Equity and other securities             14,063       2,538          (23)         16,578
                                           ----------     -------     --------      ----------

     Total other securities                   154,001       5,656         (321)        159,336
                                           ----------     -------     --------      ----------

Total Available-for-Sale                   $2,846,322     $25,155     $(11,221)     $2,860,256
                                           ==========     =======     ========      ==========

HELD-TO-MATURITY:
     Mortgage-backed securities:
       GNMA pass-through certificates      $   71,321     $ 4,171     $     --      $   75,492
       FHLMC pass-through certificates         21,308         969           (4)         22,273
       FNMA pass-through certificates          19,425         104         (130)         19,399
       REMICs and CMOs:
           Agency issuance                    926,779       6,597       (2,404)        930,972
           Non agency issuance                322,571         594       (1,563)        321,602
                                           ----------     -------     --------      ----------

     Total mortgage-backed securities       1,361,404      12,435       (4,101)      1,369,738
                                           ----------     -------     --------      ----------

     Other securities:
       Obligations of the U.S.
           Government and agencies          1,189,300       7,282       (1,223)      1,195,359
       Obligations of states and
           political subdivisions              49,725          --          (34)         49,691
       Corporate debt securities               10,020          28           (1)         10,047
                                           ----------     -------     --------      ----------

     Total other securities                 1,249,045       7,310       (1,258)      1,255,097
                                           ----------     -------     --------      ----------

Total Held-to-Maturity                     $2,610,449     $19,745     $ (5,359)     $2,624,835
                                           ==========     =======     ========      ==========

COMPARISON OF FINANCIAL CONDITION AS OF
JUNE 30, 1998 AND DECEMBER 31, 1997
AND OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED
JUNE 30, 1998 AND 1997


FINANCIAL CONDITION

Total assets increased $1.05 billion, to $11.58 billion at June 30,1998, from $10.53 billion at December 31, 1997. This increase was primarily due to increases in the mortgage loan and mortgage-backed securities portfolios. Mortgage loans increased $549.9 million from $4.29 billion at December 31, 1997 to $4.84 billion at June 30, 1998. Gross mortgage loans originated and purchased during the first six months of 1998 totaled $1.09 billion, of which $991.5 million were originations and $96.9 million were purchases. This compares to $512.9 million of originations and $97.0 million of purchases for a total of $609.9 million during the first six months of 1997. The increase in the mortgage loan originations was partially offset by loan prepayments, as well as normal principal repayments. Mortgage-backed securities increased $413.2 million to $4.48 billion at June 30, 1998, from $4.06 billion at December 31, 1997. The growth in the loan and mortgage-backed securities portfolios was funded primarily through additional medium- and long-term callable reverse repurchase agreements, which increased $1.24 billion, to $4.12 billion at June 30, 1998, from $2.88 billion at December 31, 1997. In addition to the increases in the mortgage loan and mortgage-backed securities portfolios, federal funds sold and repurchase agreements increased $51.1 million to $161.7 million at June 30, 1998, from $110.6 million at December 31, 1997. Deposits decreased slightly by $128.2 million to $6.09 billion, at June 30, 1998, from $6.22 billion at December 31, 1997, reflecting a decrease in certificates of deposit from $3.52 billion at December 31, 1997 to $3.23 billion at June 30, 1998, offset, in part by an increase in money market accounts from $823.2 million at December 31, 1997 to $982.2 million at June 30, 1998.

Stockholders' equity increased to $942.5 million at June 30, 1998 from $899.4 million at December 31, 1997, which reflects net income of $45.9 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $10.3 million and the effect of stock options exercised and related tax benefit of $10.8 million, offset by dividends paid of $13.4 million, repurchases of common stock in the first quarter of $9.7 million and the change in net unrealized gains on securities, net of taxes, of $819,000.

RESULTS OF OPERATIONS

GENERAL

         Net income increased 55.6%, to $23.7 million, or diluted earnings per common share of $0.85 for the second quarter of 1998, from $15.2 million, or diluted earnings per common share of $0.74, for the comparable period in 1997. The return on average assets increased to 0.84% for the second quarter of 1998 from 0.79% for the second quarter of 1997. The return on average equity and the return on average common equity both decreased to 10.18% and 10.08%, respectively, for the second quarter of 1998, from 10.30% for the second quarter of 1997. The return on average tangible equity increased to 14.06% for the second quarter of 1998, from 12.33% for the second quarter of 1997.

         Net income increased 49.9%, to $45.9 million, or diluted earnings per common share of $1.65 for the first six months of 1998, from $30.6 million, or diluted earnings per common share of $1.48 for the comparable period in 1997. The return on average assets increased to 0.83% for the first six months of 1998 from 0.81% for the comparable 1997 period. The return on average equity for the six months ended June 30, 1998 and 1997 was 9.99% and 10.40%, respectively. The return on average common equity decreased to 9.88% for the first six months of 1998, from 10.40% for the first six months of 1997. The return on average tangible equity increased to 13.86% for the six months ended June 30, 1998, from 12.48% for the same period in 1997.

         The decreases in both the return on average equity and the return on average common equity for the three and six month periods ended June 30, 1998 were primarily the result of an increase in stockholders' equity of $342.7 million, or 57.1%, from $599.8 million at June 30, 1997 to $942.5 million at June 30, 1998, as a result of The Greater Acquisition.

NET INTEREST INCOME

         Net interest income increased $21.4 million, or 43.2%, from $49.4 million in the second quarter of 1997 to $70.8 million in the second quarter of 1998. The increase is due to the growth in total average interest-earning assets of $3.19 billion, primarily as a result of The Greater Acquisition, which, after the close of business on September 30, 1997, provided $689.8 million of loans held for investment and $1.29 billion of mortgage-backed securities and other securities available-for-sale. During 1998, the Company has continued to emphasize the origination of mortgage loans. Average mortgage loans for the second quarter increased $1.86 billion from $2.87 billion at June 30, 1997 to $4.73 billion at June 30, 1998. Despite the continued flat U.S. Treasury yield curve, the Company has achieved slight increases in its second quarter 1998 net interest spread and net interest margin as compared to the second quarter of 1997. The Company's net interest spread increased from 2.23% for the quarter ended June 30, 1997 to 2.31% for the quarter ended June 30, 1998, which was primarily the result of a decrease in the average cost of total average interest-bearing liabilities, from 4.94% for the quarter ended June 30, 1997 to 4.83% for the quarter ended June 30, 1998 offset by the decrease in the average yield on total average interest-earning assets, from 7.17% for the quarter ended June 30, 1997 to 7.14% for the quarter ended June 30, 1998. The net interest margin increased from 2.62% for the second quarter of 1997 to 2.64% for the second quarter of 1998 which was the result of the increase in the net interest rate spread coupled with the increase in total average interest-earning assets.

         The average yield on mortgage loans decreased 33 basis points from 7.93% for the second quarter of 1997 to 7.60% for the second quarter of 1998 due to a general decline in market rates. The impact of this decrease on the average yield on total interest earning assets was offset in part by the increase in the average volume of such loans which generally have a higher average yield than many of the Company's other interest-earning assets. Additionally, the average yield on consumer and other loans decreased 49 basis points, from 9.83% for the second quarter of 1997 to 9.34% for the second quarter of 1998, partially as a result of the sale of the Company's $8.1 million credit card portfolio in the third quarter of 1997, which had an average yield of 12.61% for the second quarter of 1997. The average yield of federal funds sold and repurchase agreements increased from 5.54% for the second quarter of 1997 to 5.67% for the second quarter of 1998. The average yield on other securities increased 31 basis points from 6.83% for the second quarter of 1997 to 7.14% for the second quarter of 1998 as a result of the Company purchasing higher-yielding long-term U.S. Government and agency securities with non-callable features between one to three years. The increase in total average interest-earning assets of $3.19 billion was offset by an increase in total average interest-bearing liabilities of $3.05 billion, also as a result of The Greater Acquisition, which after the close of business on September 30, 1997 provided an additional $493.5 million and $1.60 billion of borrowings and deposits, respectively. The Company also significantly increased borrowings with lower interest rates which were primarily utilized to fund the asset growth discussed above. The average cost of borrowed funds decreased from 5.88% for the second quarter of 1997 to 5.69% for the second quarter of 1998. The average cost of money market accounts increased from 4.60% for the second quarter of 1997 to 4.82% for the second quarter of 1998, which was the result of the Company increasing the rates offered on high balance money market accounts at the end of the first quarter of 1997. Interest rates on the money market accounts are tiered based on account balance. Customers shifting deposits into the money market accounts to obtain the higher rates offered, contributed to an increase in the average balance of money market accounts by $262.4 million to $598.9 million for the second quarter of 1998 from $336.5 million for the second quarter of 1997. Offsetting these increases was a decrease in the average cost of certificates of deposit from 5.46% to 5.35% for the quarters ended June 30, 1997 and 1998, respectively.

         For the six months ended June 30, 1998, net interest income increased $41.8 million, or 42.2%, to $140.7 million from $98.9 million for the six months ended June 30, 1997. Total net interest earning assets increased $182.1 million to $705.3 million for the six months ended June 30, 1998 from $523.2 million for the comparable 1997 period. The Company's net interest spread for the six months ended June 30, 1998 increased slightly to

2.36% from 2.35% for the same period in 1997, which was the result of the decrease in the average yield on total average interest-earning assets, from 7.22% for the six months ended June 30, 1997 to 7.18% for the six months ended June 30, 1998 offset by a decrease in the average cost of total average interest-bearing liabilities, from 4.87% for the six months ended June 30, 1997 to 4.82% for the six months ended June 30, 1998. The net interest margin decreased slightly from 2.70% for the first six months of 1997 to 2.68% for the first six months of 1998. The average yield on mortgage loans decreased 28 basis points from 7.92% for the first half of 1997 to 7.64% for the first half of 1998. Additionally, the average yield on consumer and other loans decreased 61 basis points, from 9.91% for the first half of 1997 to 9.30% for the first half of 1998, partially as a result of the sale of the Company's credit card portfolio as mentioned previously.

         As a result of the Federal Reserve increasing rates offered on overnight federal funds by 25 basis points in March 1997, the average yield of federal funds sold and repurchase agreements increased from 5.47% for the first six months of 1997 to 5.61% for the first six months of 1998. The average yield on other securities increased 32 basis points from 6.90% for the six months ended June 30, 1997 to 7.22% for the six months ended June 30, 1998 as a result of the Company's purchases of higher-yielding securities, as mentioned above. The average cost of borrowed funds decreased from 5.83% for the six months ended June 30, 1997 to 5.71% for the six months ended June 30, 1998. The average cost of money market accounts increased from 4.43% for the six months ended June 30, 1997 to 4.80% for the six months ended June 30, 1998, as a result of the Company increasing the rates offered at the end of the first quarter of 1997. Offsetting these increases was a decrease in the average cost of certificates of deposit from 5.42% to 5.33% for the six months ended June 30, 1997 and 1998, respectively. These changes are reflective of the second quarter changes discussed above.

PROVISION FOR LOAN LOSSES

         Provision for loan losses decreased to $314,000 for the second quarter of 1998 from $1.4 million for the comparable 1997 period. For the six months ended June 30, 1998 and 1997, the provision for loan losses was $614,000 and $1.9 million, respectively. The allowance for loan losses decreased from $40.0 million at December 31, 1997 to $37.9 million at June 30, 1998 reflecting, in part, net charge-offs of $2.2 million and $2.8 million during the three and six months ended June 30, 1998, respectively. For the three and six months ended June 30, 1997, net charge-offs totaled $510,000 and $1.1 million, respectively. Non-performing loans decreased from $42.8 million at December 31, 1997 to $40.7 million at June 30, 1998. The reduction in non-performing loans, coupled with the decrease in the allowance for loan losses resulted in a slight reduction in the Company's percentage of allowance for loan losses to non-performing loans from 93.50% at December 31, 1997 to 93.12% at June 30, 1998. In addition, the allowance for loan losses as a percentage of total loans decreased from 0.93% at December 31, 1997 to 0.78% at June 30, 1998 primarily as a result of the $540.5 million increase in gross loans receivable from December 31, 1997 to June 30, 1998. The decreases in the provision primarily reflect the improvement in non-performing loans. See "Asset Quality."

NON-INTEREST INCOME

         Non-interest income for the quarter ended June 30, 1998, exclusive of net gain on sales of securities and loans of $3.3 million, increased $2.2 million to $5.7 million compared to $3.5 million, exclusive of net gain on sales of securities and loans of $1.1 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, non-interest income, exclusive of net gain on sales of securities and loans of $5.4 million, increased 65.4% or $4.3 million to $10.9 million from $6.6 million, exclusive of net gain on sales of securities and loans of $1.5 million for the comparable 1997 period. The increases are primarily in customer service and loan fees, from the addition of The Greater's operations in the fourth quarter of 1997, which totaled $4.3 million and $8.1 million for the three and six months ended June 30, 1998, respectively, compared to $2.6 million and $5.2 million for the three and six months ended June 30, 1997, respectively. Other non-interest income also increased to $1.3 million and $2.9 million for the three and six months ended June 30, 1998, respectively, from $903,000 and $1.4 million for the three and six months ended June 30, 1997, respectively. These increases were primarily a result of increased rental income generated from The Greater's properties acquired.

NON-INTEREST EXPENSE

         Non-interest expense for the quarter ended June 30, 1998 increased $11.0 million, to $37.5 million, from $26.5 million for the quarter ended June 30, 1997, primarily as a result of the addition of The Greater's operations in the 1997 fourth quarter. For the first half of 1998 non-interest expense increased $23.1 million, to $75.7 million from $52.6 million for the first half of 1997. General and administrative expense increased $8.3 million, from $24.1 million for the second quarter of 1997 to $32.4 million for the second quarter of 1998. For the six months ended June 30, 1998, general and administrative expense increased $17.9 million to $65.8 million from $47.9 million for the comparable period in 1997. Compensation and benefits increased $4.5 million and $9.3 million for the three and six months ended June 30, 1998, respectively, as compared to the respective 1997 periods. The increases in compensation and benefits were partially due to an increase in amortization expense relating to employee stock plans which increased $706,000 and $2.0 million for the three and six months ended June 30, 1998, respectively, as compared to the respective prior year periods. The change in amortization expense relating to employee stock plans includes an increase relating to the allocation of ESOP stock due to a higher average market value of the Common Stock from $40.13 per share for the second quarter of 1997 to $56.11 per share for the second quarter of 1998. The average market value of the Company's Common Stock increased from $39.79 for the six months ended June 30, 1997 to $55.74 for the six months ended June 30, 1998.

         Occupancy, equipment and systems expense also increased $2.7 million and $6.5 million, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997. In addition, goodwill amortization increased $2.8 million and $5.4 million as a result of The Greater Acquisition, to $4.9 million and $9.7 million for the three and six months ended June 30, 1998 from $2.1 million and $4.2 million for the comparable 1997 periods. The Company's percentage of general and administrative expense to average assets improved to 1.15% and 1.19% for the three and six months ended June 30, 1998, respectively, from 1.25% and 1.27% for the three and six months ended June 30, 1997, respectively. For the quarter ended June 30, 1998, the Company's efficiency ratio improved to 42.41% from 45.55% for the quarter ended June 30, 1997. The Company's efficiency ratio also improved for the first half of 1998 to 43.41% from 45.38% for the first half of 1997.

INCOME TAX EXPENSE

         Income tax expense increased $7.4 million to $18.3 million for the second quarter of 1998 from $10.9 million for the comparable quarter in 1997, primarily due to the increase in income before taxes of $15.8 million. Income tax expense for the six months ended June 30, 1998 increased $12.9 million to $34.8 million from $21.9 million for the comparable 1997 period, primarily due to the increase in income before taxes of $28.2 million.

CASH EARNINGS

         Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. Cash earnings for the second quarter of 1998 totaled $33.4 million, an increase of $12.2 million over $21.2 million cash earnings for the second quarter of 1997. For the six month period ended June 30, 1998, cash earnings increased $23.3 million to $65.9 million from $42.6 million for the six months ended June 30, 1997. Cash returns on average tangible equity and average assets for the second quarter of 1998 were 19.86% and 1.19%, respectively, compared to 17.23% and 1.10%, respectively, for the comparable 1997 period. Cash returns on average tangible equity and average assets for the first half of 1998 were 19.87% and 1.19%, respectively, compared to 17.37% and 1.13%, respectively for the same period in 1997. The cash efficiency ratio also improved to 37.36% and 38.00% for the three and six months ended June 30, 1998, respectively, from 39.59% and 39.50% for the three and six months ended June 30, 1997, respectively.

         Presented below are the Company's Condensed Consolidated Schedules of Cash Earnings for the three and six months ended June 30, 1998 and 1997.


         ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

         CONDENSED CONSOLIDATED SCHEDULES OF CASH EARNINGS
         (In Thousands, Except Per Share Data)


                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                            -------------------     -------------------
                                                              1998        1997        1998        1997
                                                            -------     -------     -------     -------
         Net Income                                         $23,663     $15,207     $45,932     $30,641
         Add back:
             Employee stock plans amortization expense        3,862       3,156       8,201       6,208
             Amortization of goodwill                         4,865       2,110       9,653       4,220
         Income tax benefit on amortization expense of
             earned portion of RRP stock                      1,038         766       2,076       1,573
                                                            -------     -------     -------     -------
         Cash Earnings                                       33,428      21,239      65,862      42,642
                                                            -------     -------     -------     -------

         Preferred dividends declared                         1,500          --       3,000          --
                                                            -------     -------     -------     -------

         Cash earnings available to common shareholders     $31,928     $21,239     $62,862     $42,642
                                                            =======     =======     =======     =======


         Basic earnings per common share (1)                $  1.28     $  1.11     $  2.54     $  2.21
                                                            =======     =======     =======     =======
         Diluted earnings per common share (1)              $  1.22     $  1.03     $  2.41     $  2.06
                                                            =======     =======     =======     =======



         (1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Income. Prior year amounts have been restated as a result of the implementation of SFAS No. 128.

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

         On August 7 and 8, 1997, the United States Court of Federal Claims heard oral arguments on 11 common issues raised by the government in the various partial summary judgment motions filed by the Plaintiffs in the goodwill cases. The Court heard argument on these common issues in the context of 4 specific summary judgment motions, not including the Association's. In an opinion filed December 22, 1997, all such common issues were found in favor of the Plaintiffs and the government was ordered to show cause within 60 days why partial summary judgment should not be entered in all cases which have partial summary judgment motions pending, including the Association's. The government has responded in the Association's case that if the Court will not consider case specific facts, then it has no defense to the Association's motion. The government further indicated that if the Court will consider case specific facts, then it asserts that the relevant portion of the Assistance Agreement with Fidelity did not authorize the use of its capital credit as a permanent addition to regulatory capital. In this response, the government did not raise any issues related to the supervisory goodwill portion of the Association's motion. The Association has responded to the government's response indicating in substance that the issue raised by the government was specifically addressed and decided by the United States Supreme Court in the Winstar cases cited above, that the contractual language in the Association's Assistance Agreement and other operative documents is factually indistinguishable from that ruled upon in the Winstar cases, and thus, that the Association's motion for partial summary judgment should be granted. The Association's response further requests reimbursement of the Association's attorneys' fees from the government for seeking to relitigate the capital credit issue. By motion dated July 15, 1998, the government has moved to stay further proceedings related to the Association's motion for partial summary judgment which has been granted through August 11, 1998. The Association intends to aggressively object to any further stay. The Association's motion for partial summary judgment remains pending before the Court.

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

         On September 2, 1997, plaintiffs filed an amended complaint and an Application for a preliminary injunction (the "Application"). An evidentiary hearing on plaintiffs' Application was held on September 10, 1997. On September 22, 1997, the Court issued a written decision denying plaintiffs' Application in all respects. Upon stipulation of the parties, all claims against the non-director, executive officers of The Greater, except one, have been dismissed. The remaining defendants moved to dismiss the amended complaint. On June 1, 1998 the Court granted defendant's motion to dismiss the amended complaint without prejudice. On or about July 1, 1998, the plaintiffs filed a pleading styled "Second Amended Class Action Complaint," without making a formal motion for leave to amend. The defendants, which include The Greater, the Association, the Company and the directors of The Greater, moved to strike on or about July 21, 1998 the complaint or in the alternative to deny leave to amend or to dismiss it for failure to state a claim on which relief may be granted. The Court has indicated that it will treat the filing of such complaint and defendants' objections thereto as a motion by plaintiff for leave of the Court to file such amended complaint. The matter remains pending. On July 27, 1998, the Court notified the parties that the plaintiffs' letter to the Court dated July 1, 1998 accompanying the amended complaint would be deemed a motion for leave to file an amended complaint and that defendants' motions would be treated as opposition to plaintiffs' request for leave. The matter is presently scheduled to be heard by the Court on September 17, 1998.

         The Company and the Association believe the allegations made in the second amended complaint in the Federal Action are without merit and intend to aggressively defend their interests with respect to such matters.

         During 1994, an action was commenced against the Association, AF Roosevelt Avenue Corporation, a wholly owned subsidiary of the Association, 149 Roosevelt Avenue Associates, a joint venture in which AF Roosevelt Avenue Corporation was a joint venture partner, Henry Drewitz, then Chairman of the Board of the Association, and George L. Engelke, Jr., Chairman, President and Chief Executive Officer of Astoria Federal and a director and officer of AF Roosevelt Avenue Corporation, among others. The litigation arises from the development by 149 Roosevelt Avenue Associates of a condominium project ("Vista Tower") commencing in the mid 1980's. The development consists of 134 residential units, 25 medical facility units, and associated parking and other facilities located in Flushing, New York. The litigation, commenced by the Board of Managers of the condominium, alleges that there are various defects in the condominium buildings with respect to the roof, certain masonry work and structural components and seeks damages based upon breach of contract, fraud, misrepresentation, breach of warranty, violations of Articles 23A and 36B of the General Business Law of the State of New York, recklessness and negligence. The above listed defendants have served their answers in the litigation. The Association has notified its liability and director and officer liability insurance carriers of the action. Although extremely limited discovery was taken in the matter, the plaintiff, in January 1998 filed a note of issue alleging damages of at least $340 million with respect to this matter. The Association, AF Roosevelt Avenue Corporation, Messrs. Drewitz and Engelke and certain other defendants have moved for summary judgment to dismiss all claims against them. These motions are pending.

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

         The Association has commenced settlement discussions with the Board of Managers and unit owners at Vista Tower which are continuing. Recently, based upon these discussions, plaintiffs reported to the Court and held a press conference indicating that a settlement had been reached. As of July 29, 1998, no settlement agreement had been executed by the parties although an agreement was being circulated for execution by the Condominium Board and the Astoria related defendants. Based upon current available information, management does not believe that a resolution based upon these discussions would have a material adverse impact on the results of operations or the financial condition of the Company. Management of the Association is continuing to work with the Attorney General's office, the Queens Buildings Department and the Board of Managers in an attempt to remedy the situation. In the event such a remedy is not found, the Association intends to continue to defend the actions vigorously.

         No other material events occurred with respect to legal proceedings during the quarter ended June 30, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 6, 1998 (the "Annual Meeting").

At the Annual Meeting, the shareholders of the Company elected William J. Fendt, Robert G. Bolton and Thomas V. Powderly as directors of the Company each to serve for a three year term and, in any case, until the election and qualification of their respective successors.

The number of votes cast as to each matter acted upon at the Annual Meeting was as follows:

                  (a)      Election of Directors:

                                                     For         Withheld
                                                     ---         --------
                           William J. Fendt       23,719,022     810,183
                           Robert G. Bolton       23,730,513     798,692
                           Thomas V. Powderly     23,693,531     835,674

                  There were no broker held non-voted shares represented at the meeting with respect to this proposal.

                  (b) The approval of an amendment to the Certificate of Incorporation of Astoria Financial Corporation to increase the authorized Common Stock of Astoria Financial Corporation to 200,000,000 shares;

                                         For                          17,514,206
                                         Against                       6,893,505
                                         Abstained                       121,494

                  There were no broker held non-voted shares represented at the meeting with respect to this proposal.

                  (c) Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of Astoria Financial Corporation for its 1998 fiscal year:

                                         For                          24,335,467
                                         Against                         103,337
                                         Abstained                        90,401

                  There were no broker held non-voted shares represented at the meeting with respect to this proposal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11. Statement Regarding Computation of Per Share Earnings

                  27. Financial Data Schedule

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K have been filed with the Securities and Exchange Commission since the beginning of the quarter ended June 30, 1998:

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

                  3)       Form 8-K, dated May 20, 1998 (filed May 29, 1998),
                           which includes the first amendment to the agreement and plan of merger pursuant to which the Company proposes to acquire Long Island Bancorp, Inc.

                  4) Form 8-K, dated July 9, 1998 (filed July 10, 1998), which includes the second amendment to the agreement and plan of merger pursuant to which the Company proposes to acquire Long Island Bancorp, Inc.

                  5) Form 8-K, dated July 17, 1998 (filed July 20, 1998), which includes the Company's announcement of its earnings for the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Astoria Financial Corporation



Dated:     August 11, 1998               By:  /s/ Monte N. Redman
           ---------------                    ----------------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                             Identification of Exhibit
-----------                             -------------------------
    11.                  Statement Regarding Computation of Per Share Earnings

    27.                  Financial Data Schedule