Form 10-Q/A
period 1998-06-30
ASTORIA FINANCIAL CORP
filed 1998-09-10
CIK 910322

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 1

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from                 to

                         Commission file number 0-22228

                          ASTORIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                    11-3170868
                --------                                    ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification Number)

One Astoria Federal Plaza, Lake Success, New York            11042-1085
-------------------------------------------------            ----------
   (Address of principal executive offices)                  (Zip Code)

                                 (516) 327-3000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X   NO
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Classes of Common Stock           Number of Shares Outstanding, July 31, 1998
   -----------------------           -------------------------------------------

        .01 PAR VALUE                                 26,593,495
        -------------                                 ----------

Part II -- OTHER INFORMATION
                                                                  Page No.
                                                                  --------

Item 6.  Exhibits and Reports on Form 8-K                            3

Signatures                                                           4




                                       (2)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3. Certificate of Incorporation of Astoria Financial Corporation, as amended, effective as of June 3, 1998



                                       (3)

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Astoria Financial Corporation



Dated:  September 10, 1998                 By: /s/ Monte N. Redman
        ------------------                    -------------------
                                              Monte N. Redman
                                              Executive Vice President and Chief
                                                Financial Officer

                                               (Principal Accounting Officer)








                                       (4)

                                  EXHIBIT INDEX


Exhibit No.              Identification of Exhibit
-----------              -------------------------

    3. Certificate of Incorporation of Astoria Financial Corporation, as amended, effective June 3, 1998




                                       (5)