Form 10-Q
period 1998-09-30
ASTORIA FINANCIAL CORP
filed 1998-11-13
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

                                       YES     /X/    NO      / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock           Number of Shares Outstanding, October 30, 1998
-----------------------           ----------------------------------------------

     .01 Par Value                              54,670,807

                         PART I -- FINANCIAL INFORMATION

                                                                                                  Page
Item 1.      Financial Statements.

             Consolidated Statements of Financial Condition at September 30, 1998                   2
             and December 31, 1997.

             Consolidated Statements of Income for the                                              3
             Three and Nine Months Ended September 30,
             1998 and September 30, 1997.

             Consolidated Statement of Stockholders' Equity for the Nine Months                     4
             Ended September 30, 1998.

             Consolidated Statements of Cash Flows for                                              5
             the Nine Months Ended September 30, 1998
             and September 30, 1997.

             Notes to Consolidated Financial Statements.                                            6

Item 2.      Management's Discussion and Analysis of Financial Condition and                        9
             Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                            32


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         32

Item 2.  Changes in Securities and Use of Proceeds                                          (Not Applicable)

Item 3.  Defaults Upon Senior Securities                                                    (Not Applicable)

Item 4.  Submission of Matters to a Vote of Security Holders                                       35

Item 5.  Other Information                                                                  (Not Applicable)

Item 6.  Exhibits and Reports on Form 8-K                                                          36

     (a) Exhibits
         (4)   Bylaws of Astoria Federal Savings and Loan Association, as amended
         (11)  Statement Regarding Computation of Per Share Earnings
         (27)  Financial Data Schedule

     (b) Reports on Form 8-K

         Signatures                                                                                37

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                                          1998                 1997
                                                                                      ------------         ------------
Assets
Cash and due from banks                                                               $     22,244         $     31,780
Federal funds sold and repurchase agreements                                               283,016              110,550
Mortgage-backed securities available-for-sale (at estimated fair value)                  4,059,405            2,700,920
Other securities available-for-sale (at estimated fair value)                              428,848              159,336
Mortgage-backed securities held-to-maturity  (estimated fair value of
  $1,238,744 and $1,369,738, respectively)                                               1,227,238            1,361,404
Other securities held-to-maturity (estimated fair value
  of $1,043,352 and $1,255,097, respectively)                                            1,032,644            1,249,045
Federal Home Loan Bank of New York stock                                                    98,750               60,050

Loans receivable:
  Mortgage loans, net                                                                    4,999,719            4,291,720
  Consumer and other loans                                                                  47,176               53,286
                                                                                      ------------         ------------
                                                                                         5,046,895            4,345,006
  Less allowance for loan losses                                                            38,483               40,039
                                                                                      ------------         ------------
Loans receivable, net                                                                    5,008,412            4,304,967

Real estate owned and investments in real estate, net                                       11,542               16,264
Accrued interest receivable                                                                 67,946               60,318
Premises and equipment, net                                                                122,860              113,727
Goodwill                                                                                   248,177              258,159
Other assets                                                                               101,974              101,873
                                                                                      ------------         ------------

Total assets                                                                          $ 12,713,056         $ 10,528,393
                                                                                      ============         ============

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Savings                                                                          $  1,669,719         $  1,717,784
     Money market                                                                        1,038,062              823,214
     NOW                                                                                   163,483              163,756
     Certificates of deposit                                                             3,222,176            3,516,164
                                                                                      ------------         ------------
   Total deposits                                                                        6,093,440            6,220,918

     Reverse repurchase agreements                                                       5,220,000            2,882,765
     Federal Home Loan Bank of New York advances                                           270,142              390,016
     Mortgage escrow funds                                                                  59,489               45,217
     Accrued expenses and other liabilities                                                109,062               90,053
                                                                                      ------------         ------------
Total liabilities                                                                       11,752,133            9,628,969
                                                                                      ------------         ------------

Stockholders' Equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- issued and outstanding)                      --                   --
     Series B (2,000,000 shares authorized, issued and outstanding)                          2,000                2,000
   Common stock, $.01 par value; (200,000,000 and 70,000,000 shares authorized, respectively; 26,593,634 and 26,451,252 issued, respectively;
     and 26,593,495 and 26,197,768 outstanding, respectively)                                  266                  265
   Additional paid-in capital                                                              513,150              497,284
   Retained earnings - substantially restricted                                            464,270              430,549
   Treasury stock (139 and 253,484 shares, at cost, respectively)                               (8)             (13,867)
   Accumulated other comprehensive income:
     Net unrealized gains on securities, net of taxes                                        1,511                7,918
   Unallocated common stock held by ESOP                                                   (19,297)             (21,488)
   Unearned common stock held by RRPs                                                         (969)              (3,237)
                                                                                      ------------         ------------
Total stockholders' equity                                                                 960,923              899,424
                                                                                      ------------         ------------

Total liabilities and stockholders' equity                                            $ 12,713,056         $ 10,528,393
                                                                                      ============         ============

See accompanying notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        ---------------------------     ---------------------------
                                                                           1998            1997            1998             1997
                                                                        -----------     -----------     -----------     -----------
Interest income:
   Mortgage loans                                                       $    92,543     $    62,376     $   267,150     $   171,761
   Consumer and other loans                                                   1,146           1,297           3,561           4,147
   Mortgage-backed securities                                                81,325          52,238         222,524         167,699
   Other securities                                                          26,948          19,713          80,911          51,655
   Federal funds sold and repurchase agreements                               3,117           1,351           7,671           6,198
                                                                        -----------     -----------     -----------     -----------

Total interest income                                                       205,079         136,975         581,817         401,460
                                                                        -----------     -----------     -----------     -----------

Interest expense:
   Deposits                                                                  62,848          49,783         190,125         146,277
   Borrowed funds                                                            69,893          37,100         178,686         106,190
                                                                        -----------     -----------     -----------     -----------

Total interest expense                                                      132,741          86,883         368,811         252,467
                                                                        -----------     -----------     -----------     -----------

Net interest income                                                          72,338          50,092         213,006         148,993
Provision for loan losses                                                       266             895             880           2,809
                                                                        -----------     -----------     -----------     -----------
Net interest income after provision for loan losses                          72,072          49,197         212,126         146,184
                                                                        -----------     -----------     -----------     -----------

Non-interest income:
   Customer service and loan fees                                             4,853           2,815          12,946           8,050
   Net gain on sales of securities and loans                                  3,283           3,179           8,710           4,695
   Other                                                                      1,264             735           4,117           2,116
                                                                        -----------     -----------     -----------     -----------

Total non-interest income                                                     9,400           6,729          25,773          14,861
                                                                        -----------     -----------     -----------     -----------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                              17,106          13,622          52,682          39,907
      Occupancy, equipment and systems                                        9,202           5,990          27,582          17,907
      Federal deposit insurance premiums                                        959             716           2,711           2,288
      Advertising                                                               762             604           2,154           2,664
      Other                                                                   4,204           3,159          12,904           9,210
                                                                        -----------     -----------     -----------     -----------

   Total general and administrative                                          32,233          24,091          98,033          71,976

   Real estate operations and provision for losses, net                           5             181             223             663
   Amortization of goodwill                                                   4,866           2,110          14,519           6,330
                                                                        -----------     -----------     -----------     -----------

Total non-interest expense                                                   37,104          26,382         112,775          78,969
                                                                        -----------     -----------     -----------     -----------

Income before income tax expense                                             44,368          29,544         125,124          82,076
Income tax expense                                                           18,965          12,652          53,789          34,543
                                                                        -----------     -----------     -----------     -----------

Net income                                                              $    25,403     $    16,892     $    71,335     $    47,533
                                                                        ===========     ===========     ===========     ===========

Net income available to common shareholders - diluted                   $    23,903     $    16,892     $    66,835     $    47,533
                                                                        ===========     ===========     ===========     ===========

Basic earnings per common share (1)                                     $      0.96     $      0.89     $      2.69     $      2.48
                                                                        ===========     ===========     ===========     ===========
Diluted earnings per common share (1)                                   $      0.92     $      0.83     $      2.56     $      2.31
                                                                        ===========     ===========     ===========     ===========
Dividends per common share                                              $      0.20     $      0.15     $      0.60     $      0.41
                                                                        ===========     ===========     ===========     ===========

Basic weighted average common shares (1)                                 25,002,441      18,944,620      24,833,081      19,187,602
Diluted weighted average common and common equivalent shares (1)         26,103,517      20,383,257      26,088,284      20,582,388

(1) Prior year amounts have been restated as a result of the implementation of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                  For The Nine Months Ended September 30, 1998
                        (In Thousands, Except Share Data)


                                                                                                                       Retained
                                                                                                    Additional         Earnings
                                                                  Preferred         Common           Paid-In         Substantially
                                                  Total             Stock            Stock           Capital          Restricted
                                                ---------         ---------        ---------        ----------       -------------
Balance at December 31, 1997                    $ 899,424         $   2,000        $     265        $ 497,284         $ 430,549

Net income                                         71,335              --               --               --              71,335

Other comprehensive income, net of tax:
  Net unrealized loss on securities, net
    of reclassification adjustment                 (6,407)             --               --               --                --

Common stock repurchased
  (181,192 shares)                                 (9,739)             --               --               --                --

Dividends on common and preferred stock
  and amortization of purchase premium            (20,234)             --               --               (978)          (19,256)

Exercise of stock options and
  related tax benefit                              11,944              --                  1            6,703           (18,358)

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit             14,600              --               --             10,141              --
                                                ---------         ---------        ---------        ---------         ---------

Balance at September 30, 1998                   $ 960,923         $   2,000        $     266        $ 513,150         $ 464,270
                                                =========         =========        =========        =========         =========

                                                                     Accumulated       Unallocated         Unearned
                                                                       Other             Common             Common
                                                     Treasury       Comprehensive      Stock Held         Stock Held
                                                      Stock            Income            by ESOP           by RRPs
                                                    ---------       -------------     -------------     -------------
Balance at December 31, 1997                        $ (13,867)        $   7,918         $ (21,488)        $  (3,237)

Net income                                               --                --                --                --

Other comprehensive income, net of tax:
  Net unrealized loss on securities, net
    of reclassification adjustment                       --              (6,407)             --                --

Common stock repurchased
  (181,192 shares)                                     (9,739)             --                --                --

Dividends on common and preferred stock
  and amortization of purchase premium                   --                --                --                --

Exercise of stock options and
  related tax benefit                                  23,598              --                --                --

Amortization relating to allocation
  of ESOP stock and earned portion
  of RRP stock and related tax benefit                   --                --               2,191             2,268
                                                    ---------         ---------         ---------         ---------

Balance at September 30, 1998                       $      (8)        $   1,511         $ (19,297)        $    (969)
                                                    =========         =========         =========         =========



See accompany notes to consolidated financial statements.

                          ASTORIA FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    1998                1997
                                                                                -----------         -----------
Cash flows from operating activities:
  Net income                                                                    $    71,335         $    47,533
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Amortization of net deferred loan origination fees,
       discounts and premiums                                                       (27,948)             (5,395)
     Provision for loan and real estate losses                                        1,728               3,196
     Depreciation and amortization                                                    5,999               4,664
     Net gain on sales of securities and loans                                       (8,710)             (4,695)
     Amortization of goodwill                                                        14,519               6,330
     Allocated and earned shares from ESOP and RRPs                                  11,486               9,834
     Increase in accrued interest receivable                                         (7,628)               (372)
     Increase in mortgage escrow funds                                               14,272              11,334
     Decrease (increase) in other assets                                              4,897             (14,347)
     Increase in accrued expenses and other liabilities                              27,321              33,049
                                                                                -----------         -----------
        Net cash provided by operating activities                               $   107,271              91,131
                                                                                -----------         -----------

Cash flows from investing activities:
     Loan originations                                                           (1,432,861)           (908,933)
     Loan purchases through third parties                                          (135,724)           (145,399)
     Principal repayments on loans                                                  776,045             314,944
     Principal payments on mortgage-backed securities held-to-maturity              207,535              57,842
     Principal payments on mortgage-backed securities available-for-sale            769,823             280,537
     Purchases of mortgage-backed securities held-to-maturity                       (72,651)            (19,988)
     Purchases of mortgage-backed securities available-for-sale                  (2,467,141)           (282,190)
     Purchases of other securities held-to-maturity and FHLB stock                 (252,156)           (411,917)
     Purchases of other securities available-for-sale                              (331,748)            (23,694)
     Proceeds from maturities of other securities held-to-maturity                  457,613             113,748
     Proceeds from maturities of other securities available-for-sale                 30,297              45,001
     Proceeds from sales of securities available-for-sale and loans                 443,149             454,839
     Proceeds from sales of real estate owned and investments
       in real estate                                                                11,338               6,884
     Purchases of premises and equipment, net of proceeds from sale                 (15,124)             (5,675)
                                                                                -----------         -----------
       Net cash used in investing activities                                     (2,011,605)           (524,001)
                                                                                -----------         -----------

Cash flows from financing activities:
     Net (decrease) increase in deposits                                           (126,744)             46,224
     Net increase in reverse repurchase agreements                                2,337,235             556,106
     Net decrease in FHLB of New York advances                                     (120,000)            (31,000)
     Costs to repurchase common stock                                                (9,739)            (44,278)
     Cash dividends paid to stockholders                                            (20,234)             (8,343)
     Cash received for options exercised, net of loss on issuance
       of treasury stock                                                              6,746               2,775
                                                                                -----------         -----------
       Net cash provided by financing activities                                  2,067,264             521,484
                                                                                -----------         -----------
       Net increase in cash and cash equivalents                                    162,930              88,614

Cash and cash equivalents at beginning of period                                    142,330              74,923
                                                                                -----------         -----------

Cash and cash equivalents at end of period                                      $   305,260         $   163,537
                                                                                ===========         ===========

Supplemental disclosures:
     Cash paid during the year:
       Interest                                                                 $   355,962         $   249,243
                                                                                ===========         ===========
       Income taxes                                                             $    20,784         $     1,189
                                                                                ===========         ===========
     Additions to real estate owned                                             $     8,239         $     5,999
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

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of September 30, 1998 and December 31, 1997 and its results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and stockholders' equity for the nine months ended September 30, 1998. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of September 30, 1998 and December 31, 1997 and amounts of revenues and expenses for the three and nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

         The following table is a reconciliation of basic and diluted EPS as required under SFAS No. 128:


                                                                 For the Three Months Ended September 30,
                                        -----------------------------------------------------------------------------------------
                                                         1998                                           1997
                                        -----------------------------------------       -----------------------------------------
(In Thousands,                                          Average        Per Share                       Average         Per Share
Except Share Data)                       Income         Shares           Amount          Income         Shares           Amount
                                        ---------    ------------      ---------        ---------     ----------       ----------
Net income                               $25,403                                         $16,892
Less: preferred stock dividends            1,500                                             --
                                         -------                                         -------
Basic EPS:
  Income available to common
    stockholders                          23,903      25,002,441         $0.96            16,892      18,944,620         $0.89
                                                                         =====                                           =====
Effect of dilutive unexercised
  stock options                                        1,101,076(1)                                    1,438,637
                                                      ----------                                      ----------
Diluted EPS:
  Income available to common
    stockholders plus assumed
    conversions                          $23,903      26,103,517         $0.92           $16,892      20,383,257         $0.83
                                         =======      ==========         =====           =======      ==========         =====

                                                                For the Nine Months Ended September 30,
                                        -----------------------------------------------------------------------------------------
                                                        1998                                            1997
                                        -----------------------------------------       -----------------------------------------
(In Thousands,                                         Average         Per Share                       Average         Per Share
Except Share Data)                        Income        Shares           Amount          Income         Shares           Amount
                                        ---------    ------------      ---------        ---------     ----------       ----------
Net income                               $71,335                                         $47,533
Less: preferred stock dividends            4,500                                             --
                                         -------                                         -------
Basic EPS:
  Income available to common
    stockholders                          66,835      24,833,081         $2.69            47,533      19,187,602         $2.48
                                                                         =====                                           =====
Effect of dilutive unexercised
  stock options                                        1,255,203(1)                                    1,394,786
                                                      ----------                                      ----------
Diluted EPS:
  Income available to common
    stockholders plus assumed
    conversions                          $66,835      26,088,284         $2.56           $47,533      20,582,388         $2.31
                                         =======      ==========         =====           =======      ==========         =====


(1) Options to purchase 325,000 shares of common stock at prices between $50.31 per share and $59.75 per share were outstanding as of September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common shares.


3.       CASH EQUIVALENTS
                 For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with original maturities of three months or less.

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

                  Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                     September 30,
                                                           -------------------------        -------------------------
                                                             1998             1997            1998             1997
                                                           --------         --------        --------         --------
Net income                                                 $ 25,403         $ 16,892        $ 71,335         $ 47,533
Net unrealized (losses) gains on securities,
   net of reclassification adjustment (a)                    (5,588)           6,431          (6,407)           8,102
                                                           --------         --------        --------         --------
Comprehensive income                                       $ 19,815         $ 23,323        $ 64,928         $ 55,635
                                                           ========         --------        ========         ========


(a)  Disclosure of reclassification adjustment:

Net unrealized (losses) gains arising during period        $ (3,863)        $  6,431        $ (1,976)        $  8,973
Less: reclassification adjustment for net gains
   included in net income                                    (1,725)            --            (4,431)            (871)
                                                           --------         --------        --------         --------
Net unrealized (losses) gains on securities                $ (5,588)        $  6,431        $ (6,407)        $  8,102
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

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

                  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

MERGERS AND ACQUISITIONs

         The Company continues to consider merger and acquisition activity as part of its long-term growth strategy. Following the close of business on September 30, 1998, the Company completed the acquisition of Long Island Bancorp, Inc. ("LIB"), the holding company of The Long Island Savings Bank, FSB ("LISB"), a federally chartered savings bank, with LIB merging with and into the Company and LISB merging with and into the Association (the "LIB Merger"). The transaction was accounted for as a pooling of interests. Since the transaction was not consummated until following the close of business on September 30, 1998, the financial information set forth in this report, unless otherwise specifically noted, does not reflect such consummation. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share ("LIB Common Stock"), received 1.15 shares of the Company's common stock ("Common Stock") for each share of LIB Common Stock. As a result of the consummation of the LIB Merger, after the close of business on September 30, 1998, the Company had total assets of $19.26 billion, total deposits of $9.68 billion, total borrowings, net of $7.75 billion and total loans, net of $8.71 billion. After the completion of the LIB Merger, the Association continued to exceed each of its capital requirements.

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

INFORMATION SERVICES YEAR 2000 PROJECT

         The "Year 2000 Problem" centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly and adversely affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. including, but not limited to, third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience an inability of temporary, but unknown duration, to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations and could be deemed to imperil the safety and soundness of the Association. There has been limited litigation filed against corporations regarding the Year 2000 Problem and their compliance efforts. To date, no such litigation has resulted in a decision imposing liability on the corporate entity. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 Problem. However, no assurance can be given that legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.

         The Office of Thrift Supervision ("OTS"), the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published substantive guidance on the Year 2000 Problem and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special bank examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

         The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000

Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness and assessment phases of the Plan. During the awareness and assessment phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 compliance. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. The Company is now actively involved in the renovation, validation and implementation phases with the renovation phase approximately 55% complete, the validation phase approximately 45% complete and the implementation phase approximately 40% complete. Under regulatory guidelines issued by the federal banking regulators, the Association and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998 with testing of both internally and externally supplied systems complete and all renovation substantially complete, by June 30, 1999. In accordance with those guidelines, the Company completed testing of its mission critical systems prior to September 1, 1998 and its customer systems prior to September 30, 1998. The Company has agreed to use its facilities as a test site for its major retail deposit processor allowing the Company additional opportunity to test and stress such system.

         As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. At this time, the Company anticipates most of its hardware and software systems to become Year 2000 compliant, tested and operational within the OTS's suggested time frame. However, if such modifications and conversions are not successfully made or are not completed on a timely basis, the Year 2000 Problem could have an adverse impact on the operations of the Company.

         Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. As a result, the Company expects to formulate contingency plans for its mission critical systems where possible. These systems include retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, general ledger and accounting systems and payroll processing. The Company does maintain a disaster recovery program designed to deal with similar failures on an ongoing basis. All business units have been directed to update and review their existing recovery plans in addition to developing contingency plans prior to March 31, 1999, to address the possible failure of one or more mission critical systems.

         The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individuals who utilize the Company's services for personal, household or consumer uses. Individually such customers are not likely to pose significant year 2000 risks directly. It is not possible at this time to gauge the indirect risks which could be faced if the employers of such customers encounter unresolved Year 2000 issues.

         Monitoring and managing the Year 2000 Project Plan will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing for Year 2000 compliance, and costs for developing and implementing contingency plans for critical systems which fail. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing and developing and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future. It is currently estimated that total Year 2000 compliance efforts will cost, excluding reallocation of internal resources, approximately $1,500,000 which includes $750,000 expensed by LISB prior to the Merger.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds is cash provided by investing activities and includes principal and interest payments on loans, mortgage-backed securities and other securities. During the nine months ended September 30, 1998 and 1997, principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $2.24 billion and $812.1 million, respectively. The increase in principal payments received is primarily a result of the decrease in long term interest rates which has caused significant acceleration of prepayments of mortgage loans and mortgage-backed securities. Additionally, during the nine months ended September 30, 1998 and 1997, the Company received $443.1 million and $454.8 million, respectively, of funds from the sale of securities available-for-sale and loans. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the nine months ended September 30, 1998 and 1997 totaled $107.3 million and $91.1 million, respectively, of which $71.3 million and $47.5 million, respectively, represented net income of the Company. Net cash provided by financing activities during the nine months ended September 30, 1998 and 1997 totaled $2.07 billion and $521.5 million, respectively, primarily due to net increases in borrowings totaling $2.22 billion and $525.1 million, respectively. The Company's primary uses of funds in its investing activities are for the purchase and origination of loans and the purchase of mortgage-backed securities and other securities. During the nine months ended September 30, 1998, the Company's purchases and originations of loans totaled $1.57 billion and purchases of mortgage-backed securities and other securities totaled $3.12 billion. For the same period in 1997, the Company's purchases and originations of loans totaled $1.05 billion and purchases of mortgage-backed securities and other securities totaled $737.8 million.

         The Association is required by the OTS to maintain a minimum liquidity ratio of 4.00%. The Association's liquidity ratios were 4.95% and 4.73% at September 30, 1998 and December 31, 1997, respectively. The levels of the Association's liquid assets are dependent on the Association's operating, investing and financing activities during any given period. In the normal course of its business, the Association routinely enters into various commitments, primarily relating to the origination and purchase of loans, purchase of securities and the leasing of certain office facilities. The Association anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

         Stockholders' equity totaled $960.9 million at September 30, 1998, compared to $899.4 million at December 31, 1997, reflecting the Company's earnings for the nine months ended September 30, 1998, the amortization of the unallocated portion of shares held by the ESOP and the unearned portion of shares held by the RRPs and related tax benefit, the effect of the treasury stock purchases in the first quarter of 1998, the effect of exercises of stock options and related tax benefit, dividends paid on common and preferred stock and the change in the net unrealized gains on securities.

         Tangible stockholders' equity (stockholders' equity less goodwill) totaled $712.7 million at September 30, 1998, compared to $641.3 million at December 31, 1997. This increase reflects the change in the Company's stockholders' equity noted above, plus the reduction in the balance of goodwill. Tangible equity is a critical measure of a company's ability to pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, not equity as defined by generally accepted accounting principles ("GAAP"). Although reported earnings and return on equity are traditional measures of a company's performance, management believes that the growth in tangible equity, or "cash earnings," is also a significant measure of a company's performance. Cash earnings include reported earnings plus the non-cash charges for goodwill amortization and amortization relating to certain employee stock plans and related tax benefit. These items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization, for which the related intangible asset has already been deducted in the calculation of tangible equity. Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. See "Cash Earnings."

         During the first quarter of 1998, as part of the Company's fifth stock repurchase plan, the Company repurchased 181,192 shares of Common Stock for an aggregate cost of $9.7 million. In connection with the acquisition of LIB, the fifth stock repurchase plan was terminated. The Company has since reissued the majority of its repurchased treasury shares for option exercises.

         On September 1, 1998, the Company paid a quarterly cash dividend equal to $0.20 per share on shares of Common Stock outstanding as of the close of business on August 14, 1998, aggregating $5.3 million. On October 21, 1998, the Company declared a quarterly cash dividend of $0.20 per share payable on December 1, 1998 to common stockholders of record as of the close of business on November 16, 1998. In addition, the Company paid four quarterly cash dividends during 1998 equal to $0.75 per share on shares of its 12% Noncumulative Perpetual Preferred Stock, Series B, aggregating $1.5 million per quarter.

         At the time of conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account equal to its retained earnings as of June 30, 1993. As part of the acquisitions of Fidelity New York, F.S.B. ("Fidelity") after the close of business on January 31, 1995 and The Greater after the close of business on September 30, 1997, the Association established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by Fidelity and The Greater. Additionally, as part of the LIB Merger, the Association, following the close of business on September 30, 1998, established a liquidation account equal to the remaining liquidation account balance previously maintained by LISB. These liquidation accounts are reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amount required for the liquidation accounts or applicable regulatory capital requirements. As of September 30, 1998, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible and core (leverage) ratios of 5.08% and a risk-based capital ratio of 14.41%. The respective minimum regulatory requirements were 1.50%, 3.00% and 8.00%.

INTEREST RATE SENSITIVITY ANALYSIS

         As a financial institution, the Company's primary component of market risk is interest rate volatility (which is the sensitivity of income to variations in interest rates). The Company's market rate sensitive instruments primarily include interest-earning assets and interest-bearing liabilities. Accordingly, the Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of its assets and the liabilities which fund them. The Company seeks to manage interest rate risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. Movements in equity prices may have an indirect, but limited, effect on certain of the Company's business activities and/or the value of credit sensitive loans and on its own operating expenses in the case of its Common Stock.

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

         At September 30, 1998, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $24.3 million, representing a positive cumulative one-year gap of 0.19% of total assets. This compares to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $286.2 million, representing a negative cumulative one-year gap of 2.72% of total assets at December 31, 1997. The Company's September 30, 1998 and December 31, 1997 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at September 30, 1998 were classified within the one-year maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $2.91 billion, representing a positive cumulative one-year gap of 22.92% of total assets. Using this method at December 31, 1997, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.21 billion, representing a positive cumulative one-year gap of 11.48% of total assets.

         The following table (the "Gap Table") sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1998, that are anticipated by the Company using certain assumptions based on its historical experience and other data available to management to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in the Gap Table are $1.20 billion of callable other securities, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $670.5 million are callable within one year and at various times thereafter. Also included in the Gap Table are $5.36 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than three years to five years category and the more than five years category. Of such borrowings, $2.03 billion are callable within one year and at various times thereafter.

                                                                                 At September 30, 1998
                                                     -------------------------------------------------------------------------------
                                                                     More than         More than
                                                                     One Year         Three Years
                                                       One Year         to                to            More than
(Dollars in Thousands)                                 or Less      Three Years (1)   Five Years (1)    Five Years (1)     Total
                                                     -----------    -----------       -----------       -----------     -----------
 Interest-earning assets:
   Mortgage loans (2)                                $ 1,255,735    $ 1,337,042       $ 1,112,771       $ 1,231,602     $ 4,937,150
   Consumer and other loans (2)                           37,045          9,535              --                --            46,580
   Federal funds sold and
     repurchase agreements                               283,016           --                --                --           283,016
   Mortgage-backed and other securities
     available-for-sale                                1,696,917        971,388           295,300         1,623,398       4,587,003
   Mortgage-backed and other securities
     held-to-maturity                                    473,775        302,845           173,788         1,313,075       2,263,483
                                                     -----------    -----------       -----------       -----------     -----------
Total interest-earning assets                          3,746,488      2,620,810         1,581,859         4,168,075      12,117,232
Add:
   Net unamortized purchase premiums
     and deferred fees (3)                                 5,625          6,548             5,682             5,987          23,842
                                                     -----------    -----------       -----------       -----------     -----------
Net interest-earning assets                            3,752,113      2,627,358         1,587,541         4,174,062      12,141,074
                                                     -----------    -----------       -----------       -----------     -----------

Interest-bearing liabilities:
   Savings                                               200,366        384,035           333,944           751,374       1,669,719
   NOW                                                    16,589         16,589            16,589            33,178          82,945
   Money manager                                          51,108         51,108            51,108           102,214         255,538
   Money market                                          609,422         16,669            16,669            50,004         692,764
   Certificates of deposit                             2,085,312        890,689           246,036               139       3,222,176
   Borrowed funds                                        765,000        630,142         1,580,000         2,515,000       5,490,142
                                                     -----------    -----------       -----------       -----------     -----------
Total interest-bearing liabilities                   $ 3,727,797    $ 1,989,232       $ 2,244,346       $ 3,451,909     $11,413,284
                                                     -----------    -----------       -----------       -----------     -----------
Interest sensitivity gap                             $    24,316    $   638,126       $  (656,805)      $   722,153     $   727,790
                                                     ===========    ===========       ===========       ===========     ===========

Cumulative interest sensitivity gap                  $    24,316    $   662,442       $     5,637      $   727,790

Cumulative interest sensitivity gap
   as a percentage of total assets                          0.19%          5.21%             0.04%            5.72%
Cumulative net interest-earning assets
   as a percentage of interest-bearing liabilities        100.65%        111.59%           100.07%          106.38%


(1) Includes $670.5 million of other securities and $2.03 billion of borrowings, which are callable within one year and at various times thereafter, which are classified according to their contractual maturity dates (primarily in the more than five years category for other securities and the more than three years to five years and the more than five years categories for borrowings).

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

   The following represents the Company's NPV table as of September 30, 1998.

Changes in
 Rates in             Net Portfolio Value ("NPV")       Portfolio Value of Assets
Basis Points      Dollar       Dollar     Percentage       NPV      Percentage
(Rate Shock)      Amount       Change       Change        Ratio       Change
------------     --------    ---------    ----------    --------    ------------
                      (Dollars in Thousands)
  +200           $581,582    $(313,517)    (35.03)%       4.91%      (30.85)%
  +100            826,340      (68,759)     (7.68)        6.74        (5.07)
   -0-            895,099          --         --          7.10          --
  -100            800,477      (94,622)    (10.57)        6.24       (12.11)
  -200            706,880     (188,219)    (21.03)        5.41       (23.80)


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

    The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial derivative agreements with third parties. The Company did not enter into any such transactions during 1997 or for the nine months ended September 30, 1998, except for outstanding interest rate cap and floor agreements acquired in The Greater Acquisition in 1997. Additionally, the Company is not subject to foreign currency exchange or commodity price risk and does not own any trading assets.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. The following table sets forth certain information relating to the Company for the quarters and nine months ended September 30, 1998 and 1997. Yields and costs are derived by dividing income or expense by the average balance of related assets or liabilities, respectively, for the periods shown, and annualized, except where noted otherwise. This table should be analyzed in conjunction with management's discussion of the comparison of operating results for the quarters and nine months ended September 30, 1998 and 1997.

                                                                           Quarter Ended September 30,
                                            ----------------------------------------------------------------------------------------
                                                               1998                                          1997
                                            ----------------------------------------------------------------------------------------
                                                                            Average                                        Average
                                              Average                        Yield/          Average                       Yield/
(Dollars in Thousands)                        Balance        Interest         Cost           Balance        Interest        Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                   (Annualized)                                  (Annualized)
  Interest-earning assets:
      Mortgage loans                        $ 4,930,564     $    92,543      7.51%         $ 3,156,929     $    62,376      7.90%
      Consumer and other loans                   48,595           1,146      9.43               50,946           1,297     10.18
      Mortgage-backed securities (1)          4,894,262          81,325      6.65            3,051,817          52,238      6.85
      Other securities (1)                    1,509,024          26,948      7.14            1,092,467          19,713      7.22
      Federal funds sold and
       repurchase agreements                    222,397           3,117      5.61               96,673           1,351      5.59
                                            -----------     -----------                    -----------     -----------
    Total interest-earning assets            11,604,842         205,079      7.07            7,448,832         136,975      7.36
                                                            -----------                                    -----------
    Non-interest-earning assets                 547,216                                        293,919
                                            -----------                                    -----------

Total assets                                $12,152,058                                    $ 7,742,751
                                            ===========                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                               $ 1,683,571          10,731      2.55%         $ 1,109,565           7,018      2.53%
      Certificates of deposit                 3,199,008          43,126      5.39            2,698,008          37,457      5.55
      NOW                                        85,693             268      1.25               69,440             217      1.25
      Money manager                             262,908             821      1.25              195,840             612      1.25
      Money market                              661,182           7,902      4.78              381,191           4,479      4.70
      Borrowed funds                          4,944,472          69,893      5.65            2,480,516          37,100      5.98
                                            -----------     -----------                    -----------     -----------
    Total interest-bearing liabilities       10,836,834         132,741      4.90            6,934,560          86,883      5.01
                                                            -----------                                    -----------
    Non-interest-bearing liabilities            365,476                                        204,063
                                            -----------                                    -----------

    Total liabilities                        11,202,310                                      7,138,623
    Stockholders' equity                        949,748                                        604,128
                                            -----------                                    -----------

    Total liabilities and stockholders'
      equity                                $12,152,058                                    $ 7,742,751
                                            ===========                                    ===========

    Net interest income/net interest
       rate spread (2)                                      $    72,338      2.17%                         $    50,092      2.35%
                                                            ===========      ====                          ===========     =====

    Net interest-earning assets/net
       interest margin (3)                  $   768,008                      2.49%         $   514,272                      2.69%
                                            ===========                      ====          ===========                     =====

    Ratio of interest-earning assets
      to interest-bearing liabilities             1.07x                                          1.07x
                                            ===========                                    ===========


(1)      Securities available-for-sale are reported at average amortized cost.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                       Nine Months Ended September 30,
                                          ------------------------------------------------------------------------------------------
                                                             1998                                           1997
                                          ------------------------------------------------------------------------------------------
                                                                           Average                                        Average
                                            Average                         Yield/        Average                          Yield/
(Dollars in Thousands)                      Balance       Interest           Cost         Balance         Interest          Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                  (Annualized)                                   (Annualized)
         Interest-earning assets:
         Mortgage loans                   $ 4,693,752    $   267,150        7.59%       $ 2,894,462      $   171,761        7.91%
         Consumer and other loans              50,797          3,561        9.35             55,010            4,147       10.05
         Mortgage-backed securities (1)     4,444,261        222,524        6.68          3,287,240          167,699        6.80
         Other securities (1)               1,500,066         80,911        7.19            981,062           51,655        7.02
         Federal funds sold and
             repurchase agreements            182,696          7,671        5.60            149,439            6,198        5.53
                                          -----------    -----------                    -----------      -----------
    Total interest-earning assets          10,871,572        581,817        7.14          7,367,213          401,460        7.27
                                                         -----------                                     -----------
    Non-interest-earning assets               556,421                                       245,165
                                          -----------                                   -----------

Total assets                              $11,427,993                                   $ 7,612,378
                                          ===========                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
         Savings                          $ 1,698,111    $    32,476        2.55%       $ 1,122,411           21,298        2.53%
         Certificates of deposit            3,312,058        132,964        5.35          2,715,815          111,245        5.46
         NOW                                   86,131            808        1.25             71,063              666        1.25
         Money manager                        258,177          2,420        1.25            196,083            1,838        1.25
         Money market                         597,265         21,457        4.79            330,524           11,230        4.53
         Borrowed funds                     4,193,293        178,686        5.68          2,415,988          106,190        5.86
                                          -----------    -----------                    -----------      -----------
    Total interest-bearing liabilities     10,145,035        368,811        4.85          6,851,884          252,467        4.91
                                                         -----------                                     -----------
    Non-interest-bearing liabilities          353,814                                       166,316
                                          -----------                                   -----------

Total liabilities                          10,498,849                                     7,018,200
Stockholders' equity                          929,144                                       594,178
                                          -----------                                   -----------
Total liabilities and stockholders'
   equity                                 $11,427,993                                   $ 7,612,378
                                          ===========                                   ===========

Net interest income/net interest
   rate spread (2)                                       $   213,006        2.29%                        $   148,993        2.36%
                                                         ===========        ====                         ===========       =====

Net interest-earning assets/net
   interest margin (3)                    $   726,537                       2.61%       $   515,329                         2.70%
                                          ===========                       ====        ===========                        =====

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


                                                 Quarter Ended September 30, 1998           Nine Months Ended September 30, 1998
                                                            Compared to                                 Compared to
                                                 Quarter Ended September 30, 1997           Nine Months Ended September 30, 1997
                                             ----------------------------------------     ----------------------------------------
(In Thousands)                                         Increase (Decrease)                           Increase (Decrease)
----------------------------------------------------------------------------------------------------------------------------------
                                               Volume          Rate           Net           Volume          Rate           Net
                                               ------          ----           ---           ------          ----           ---
Interest-earning assets:
   Mortgage loans ......................     $  33,389      $  (3,222)     $  30,167      $ 102,605      $  (7,216)     $  95,389
   Consumer and other loans ............           (58)           (93)          (151)          (307)          (279)          (586)
   Mortgage-backed securities ..........        30,656         (1,569)        29,087         57,842         (3,017)        54,825
   Other securities ....................         7,455           (220)         7,235         27,975          1,281         29,256
   Federal funds sold and repurchase
      agreements .......................         1,761              5          1,766          1,394             79          1,473
                                             ---------      ---------      ---------      ---------      ---------      ---------


Total ..................................        73,203         (5,099)        68,104        189,509         (9,152)       180,357
                                             ---------      ---------      ---------      ---------      ---------      ---------

Interest-bearing liabilities:
   Savings .............................         3,658             55          3,713         11,009            169         11,178
   Certificates of deposit .............         6,775         (1,106)         5,669         23,998         (2,279)        21,719
   NOW .................................            51             --             51            142             --            142
   Money market ........................         3,346             77          3,423          9,548            679         10,227
   Money manager .......................           209             --            209            582             --            582
   Borrowed funds ......................        34,944         (2,151)        32,793         75,852         (3,356)        72,496
                                             ---------      ---------      ---------      ---------      ---------      ---------

Total ..................................        48,983         (3,125)        45,858        121,131         (4,787)       116,344
                                             ---------      ---------      ---------      ---------      ---------      ---------

Net change in net interest
   income ..............................     $  24,220      $  (1,974)     $  22,246      $  68,378      $  (4,365)     $  64,013
                                             =========      =========      =========      =========      =========      =========

  ASSET QUALITY

    One of the Company's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, the sale of problem assets or potential problem assets, borrower workout arrangements and aggressive marketing of owned properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintenance of sound credit standards for new loan originations, have resulted in a reduction in non-performing assets from December 31, 1992 through the third quarter of 1997. Included in the balance of non-performing assets at December 31, 1997 are mortgage loans, real estate owned and real estate investments totaling $11.8 million, acquired from The Greater which the Company intends to sell. During the nine months ended September 30, 1998, $6.2 million of such properties were sold. Of the remaining $5.6 million, the Company has a contract for the sale of a $4.0 million property and is actively seeking a buyer for the $1.6 million property. Non-performing assets decreased $11.8 million, from $59.1 million at December 31, 1997 to $47.3 million at September 30, 1998. The following table shows a comparison of delinquent loans as of September 30, 1998 and December 31, 1997.


                                DELINQUENT LOANS

                                                    AT SEPTEMBER 30, 1998                           AT DECEMBER 31, 1997
                                         ------------------------------------------      -------------------------------------------
                                              60-89 DAYS          90 DAYS OR MORE             60-89 DAYS           90 DAYS OR MORE
                                         -------------------    -------------------      -------------------     -------------------
                                         NUMBER    PRINCIPAL    NUMBER    PRINCIPAL      NUMBER    PRINCIPAL     NUMBER    PRINCIPAL
                                           OF       BALANCE       OF       BALANCE         OF       BALANCE        OF       BALANCE
(Dollars in Thousands)                    LOANS    OF LOANS     LOANS      OF LOANS      LOANS     OF LOANS      LOANS      OF LOANS
----------------------                    -----    --------     -----      --------      -----     --------      -----      --------
   One-to-four family ...............      59       $1,896       346       $29,365         85       $3,741        365       $27,960
   Multi-family .....................       1          242        14         2,384          2          480         20         7,089
   Commercial real estate ...........      --           --         7         3,380         --           --         12         7,076
   Consumer and other loans .........      10          142        31           596         30          299         35           696
                                          ---       ------       ---       -------        ---       ------        ---       -------

           Total delinquent loans ...      70       $2,280       398       $35,725        117       $4,520        432       $42,821
                                          ===       ======       ===       =======        ===       ======        ===       =======

  Delinquent loans to total
        loans .......................                 0.05%                   0.71%                   0.10%                    0.99%

    The following table sets forth information regarding non-performing assets at September 30, 1998 and December 31, 1997. In addition to the non-performing loans, the Company has approximately $2.3 million and $4.5 million of potential problem loans at September 30, 1998 and December 31, 1997, respectively. Such loans are 60-89 days delinquent as shown on page 21.

                              NON-PERFORMING ASSETS

                                                                    AT               AT
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                 1998 (1)         1997 (1)
                                                                 --------         --------
                                                                  (DOLLARS IN THOUSANDS)
     Non-accrual delinquent mortgage loans (2) ...........       $32,492          $37,397
     Non-accrual delinquent consumer
          and other loans ................................           596              696
     Mortgage loans delinquent 90 days or more (3) .......         2,637            4,728
                                                                 -------          -------
          Total non-performing loans .....................        35,725           42,821
                                                                 -------          -------

     Real estate owned, net (4) ..........................         2,689            6,091
     Investments in real estate, net (5) .................         8,853           10,173
                                                                 -------          -------
              Total real estate owned and investments
                 in real estate, net .....................        11,542           16,264
                                                                 -------          -------

              Total non-performing assets ................       $47,267          $59,085
                                                                 =======          =======

     Allowance for loan losses to non-performing loans ...        107.72%           93.50%
     Allowance for loan losses to total loans ............          0.77%            0.93%

----------

(1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $2.0 million for the nine months ended September 30, 1998 and $2.9 million for the year ended December 31, 1997. Actual payments recorded to interest income totaled $796,000 for the nine months ended September 30, 1998 and $1.2 million for the year ended December 31, 1997.

(2) 16.0% and 27.6% are secured by other than one-to-four family properties at September 30, 1998 and December 31, 1997, respectively.

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

The following table sets forth the Company's change in allowance for loan, investments in real estate and REO losses.

               (Dollars in Thousands)
Allowance for Loan Losses:
      Balance at December 31, 1997 ................................    $ 40,039
      Provision charged to operations .............................         880
      Charge-offs:
           One-to-four family .....................................      (1,117)
           Multi-family ...........................................        (769)
           Commercial .............................................      (1,528)
           Consumer and other .....................................        (164)
                                                                       --------
      Total charge-offs ...........................................      (3,578)
                                                                       --------

      Recoveries:
           One-to-four family .....................................         526
           Multi-family ...........................................         522
           Consumer and other .....................................          94
                                                                       --------
      Total recoveries ............................................       1,142
                                                                       --------
      Total net charge-offs .......................................      (2,436)
                                                                       --------
      Balance at September 30, 1998 ...............................    $ 38,483
                                                                       ========

Ratio of net charge-offs during the period to average loans outstanding during the period ...         0.05%
Ratio of allowance for loan losses to total loans at end of the period ......................         0.77%
Ratio of allowance for loan losses to non-performing loans at end of the period .............       107.72%

Allowance for Losses on Investments in Real Estate and REO:
      Balance at December 31, 1997 ...................................    $ 1,493
           Provision charged to operations ...........................        848
           Charge-offs ...............................................       (553)
           Recoveries ................................................         95
                                                                          -------
      Balance at September 30, 1998 ..................................    $ 1,883
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

                                                     At September 30, 1998
                                                --------------------------------
                                                                    % of Loans
                                                                  in Category to
                                                    Amount         Total Loans
                                                    ------         -----------
                                                (In Thousands)
           One-to-four family                      $27,486           84.99%
           Multi-family                              3,688            7.68
           Commercial                                6,522            6.39
           Consumer and other loans                    787            0.94
                                                   -------          ------
           Total allowances                        $38,483          100.00%
                                                   =======          ======

The following table sets forth the composition of the Company's loan portfolio at September 30, 1998 and December 31, 1997.


                                                At September 30, 1998       At  December 31, 1997
                                              ------------------------     ------------------------
                                                               Percent                      Percent
                                                                 of                           of
  (Dollars in Thousands)                         Amount         Total         Amount         Total
---------------------------------------------------------------------------------------------------
MORTGAGE LOANS:

     One-to-four family .................     $ 4,266,116       84.99%     $ 3,561,673       82.34%
     Multi-family .......................         385,559        7.68          331,968        7.68
     Commercial real estate .............         320,603        6.39          378,558        8.75
                                              -----------      ------      -----------      ------

Total mortgage loans ....................       4,972,278       99.06        4,272,199       98.77
                                              -----------      ------      -----------      ------


CONSUMER AND OTHER LOANS:

     Home equity ........................          28,863        0.58           32,652        0.76
     Passbook ...........................           6,088        0.12            4,956        0.11
     Other ..............................          12,225        0.24           15,678        0.36
                                              -----------      ------      -----------      ------

Total consumer and other loans ..........          47,176        0.94           53,286        1.23
                                              -----------      ------      -----------      ------

Total loans .............................       5,019,454      100.00%       4,325,485      100.00%
                                              -----------      ======      -----------      ======

LESS:
     Unearned discounts, premiums and
       deferred loan fees, net ..........          27,441                       19,521
     Allowance for loan losses ..........         (38,483)                     (40,039)
                                              -----------                  -----------

Total loans, net ........................     $ 5,008,412                  $ 4,304,967
                                              ===========                  ===========

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at September 30, 1998 and December 31, 1997.

                                                            At September 30, 1998
                                           --------------------------------------------------------
                                                            Gross          Gross          Estimated
                                           Amortized      Unrealized     Unrealized         Fair
(In Thousands)                                Cost          Gains          Losses           Value
---------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
  Mortgage-backed securities:
       GNMA pass-through certificates      $  241,296     $    3,164     $     (465)     $  243,995
       FHLMC pass-through certificates        269,657          2,571         (1,169)        271,059
       FNMA pass-through certificates          91,618             79         (1,096)         90,601
       Other pass-through certificates        306,415          3,794         (1,188)        309,021
       REMICs and CMOs:
           Agency issuance                  2,722,553          4,060        (13,653)      2,712,960
           Non agency issuance                414,848          2,083           (219)        416,712
       Other                                   14,827            255            (25)         15,057
                                           ----------     ----------     ----------      ----------
  Total mortgage-backed securities          4,061,214         16,006        (17,815)      4,059,405
                                           ----------     ----------     ----------      ----------

  Other securities:
       Obligations of the U.S.
           Government and agencies            281,957          2,723           (451)        284,229
       FNMA and FHLMC preferred stock         127,515          1,558             --         129,073
       Equity and other securities             14,855            825           (134)         15,546
                                           ----------     ----------     ----------      ----------

  Total other securities                      424,327          5,106           (585)        428,848
                                           ----------     ----------     ----------      ----------

Total Available-for-Sale                   $4,485,541     $   21,112     $  (18,400)     $4,488,253
                                           ==========     ==========     ==========      ==========

HELD-TO-MATURITY:
  Mortgage-backed securities:
       GNMA pass-through certificates      $   57,758     $    2,314     $       (1)     $   60,071
       FHLMC pass-through certificates         16,515            476            (12)         16,979
       FNMA pass-through certificates          16,800            254             --          17,054
       REMICs and CMOs
           Agency issuance                    838,271          7,428           (426)        845,273
           Non agency issuance                297,894          1,516            (43)        299,367
                                           ----------     ----------     ----------      ----------
  Total mortgage-backed securities          1,227,238         11,988           (482)      1,238,744
                                           ----------     ----------     ----------      ----------

  Other securities:
       Obligations of the U.S.
           Government and agencies            974,598         12,079         (1,411)        985,266
       Obligations of states and
           political subdivisions              48,057              6             (2)         48,061
       Corporate debt securities                9,989             36             --          10,025
                                           ----------     ----------     ----------      ----------
  Total other securities                    1,032,644         12,121         (1,413)      1,043,352
                                           ----------     ----------     ----------      ----------

Total Held-to-Maturity                     $2,259,882     $   24,109     $   (1,895)     $2,282,096
                                           ==========     ==========     ==========      ==========

                                                            At December 31, 1997
                                          --------------------------------------------------------
                                                            Gross          Gross        Estimated
                                          Amortized      Unrealized     Unrealized         Fair
(In Thousands)                               Cost           Gains         Losses          Value
--------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
  Mortgage-backed securities:
      GNMA pass-through certificates      $  316,726     $    2,716     $     (440)     $  319,002
      FHLMC pass-through certificates        362,570          3,852           (768)        365,654
      FNMA pass-through certificates         122,864            361           (715)        122,510
      Other pass-through certificates        497,976          8,365         (2,970)        503,371
      REMICs and CMOs:
         Agency issuance                   1,164,895          2,845         (5,924)      1,161,816
         Non agency issuance                 209,082          1,346            (69)        210,359
      Other                                   18,208             14            (14)         18,208
                                          ----------     ----------     ----------      ----------
  Total mortgage-backed securities         2,692,321         19,499        (10,900)      2,700,920
                                          ----------     ----------     ----------      ----------

  Other securities:
      Obligations of the U.S.
         Government and agencies              83,023             32           (298)         82,757
      FNMA and FHLMC preferred stock          56,915          3,086             --          60,001
      Equity and other securities             14,063          2,538            (23)         16,578
                                          ----------     ----------     ----------      ----------
  Total other securities                     154,001          5,656           (321)        159,336
                                          ----------     ----------     ----------      ----------

Total Available-for-Sale                  $2,846,322     $   25,155     $  (11,221)     $2,860,256
                                          ==========     ==========     ==========      ==========

HELD-TO-MATURITY:
  Mortgage-backed securities:
      GNMA pass-through certificates      $   71,321     $    4,171     $       --      $   75,492
      FHLMC pass-through certificates         21,308            969             (4)         22,273
      FNMA pass-through certificates          19,425            104           (130)         19,399
      REMICs and CMOs:
         Agency issuance                     926,779          6,597         (2,404)        930,972
         Non agency issuance                 322,571            594         (1,563)        321,602
                                          ----------     ----------     ----------      ----------
  Total mortgage-backed securities         1,361,404         12,435         (4,101)      1,369,738
                                          ----------     ----------     ----------      ----------

  Other securities:
      Obligations of the U.S.
         Government and agencies           1,189,300          7,282         (1,223)      1,195,359
      Obligations of states and
         political subdivisions               49,725             --            (34)         49,691
      Corporate debt securities               10,020             28             (1)         10,047
                                          ----------     ----------     ----------      ----------
  Total other securities                   1,249,045          7,310         (1,258)      1,255,097
                                          ----------     ----------     ----------      ----------

Total Held-to-Maturity                    $2,610,449     $   19,745     $   (5,359)     $2,624,835
                                          ==========     ==========     ==========      ==========

COMPARISON OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
AND OPERATING RESULTS FOR THE QUARTERS AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997


FINANCIAL CONDITION

     Total assets increased $2.18 billion, to $12.71 billion at September 30,1998, from $10.53 billion at December 31, 1997. This increase was primarily due to the Company's strategy of internal growth which resulted in increases in the mortgage loan and mortgage-backed securities portfolios. Mortgage loans increased $708.0 million from $4.29 billion at December 31, 1997 to $5.00 billion at September 30, 1998. Gross mortgage loans originated and purchased during the nine months ended September 30, 1998 totaled $1.54 billion, of which $1.40 billion were originations and $134.2 million were purchases. This compares to $882.3 million of originations and $144.6 million of purchases for a total of $1.03 billion during the nine months ended September 30, 1997. The increase in the mortgage loan originations was partially offset by loan prepayments, as well as normal principal repayments. Mortgage-backed securities increased $1.23 billion to $5.29 billion at September 30, 1998, from $4.06 billion at December 31, 1997. In addition to the increases in the mortgage loan and mortgage-backed securities portfolios, federal funds sold and repurchase agreements increased $172.4 million to $283.0 million at September 30, 1998, from $110.6 million at December 31, 1997.

     The growth in the loan and mortgage-backed securities portfolios was funded primarily through additional medium- and long-term callable reverse repurchase agreements, consistent with the Company's strategy of complementing its growth through acquisitions by leveraging the Company's excess capital, to achieve internally generated growth. Reverse repurchase agreements increased $2.34 billion, to $5.22 billion at September 30, 1998, from $2.88 billion at December 31, 1997. Deposits decreased slightly by $127.5 million to $6.09 billion, at September 30, 1998, from $6.22 billion at December 31, 1997, reflecting a decrease in certificates of deposit from $3.52 billion at December 31, 1997 to $3.22 billion at September 30, 1998 and a decrease in savings accounts from $1.72 billion at December 31, 1997 to $1.67 billion at September 30, 1998, offset in part by an increase in money market accounts from $823.2 million at December 31, 1997 to $1.04 billion at September 30, 1998.

     Stockholders' equity increased to $960.9 million at September 30, 1998 from $899.4 million at December 31, 1997, reflecting net income of $71.3 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $14.6 million and the effect of stock options exercised and related tax benefit of $11.9 million, offset by dividends paid of $20.2 million, repurchases of common stock in the first quarter of $9.7 million and the decrease in net unrealized gains on securities, net of taxes, of $6.4 million.

RESULTS OF OPERATIONS

GENERAL

     Net income increased 50.4%, to $25.4 million, or diluted earnings per common share of $0.92 for the third quarter of 1998, from $16.9 million, or diluted earnings per common share of $0.83, for the comparable period in 1997. The return on average assets decreased slightly to 0.84% for the third quarter of 1998 from 0.87% for the third quarter of 1997. The return on average common equity decreased to 10.63% for the third quarter of 1998, from 11.18% for the third quarter of 1997. The return on average tangible equity increased to 14.55% for the third quarter of 1998, from 13.27% for the third quarter of 1997.

    Net income increased 50.1%, to $71.3 million, or diluted earnings per common share of $2.56 for the nine months ended September 30, 1998, from $47.5 million, or diluted earnings per common share of $2.31 for the comparable period in 1997. The return on average assets remained constant at 0.83% for both nine month periods ended September 30, 1998 and 1997. The return on average common equity decreased to 10.14% for the nine months ended September 30,

1998 from 10.67% for the nine months ended September 30, 1997. The return on average tangible equity increased to 14.10% for the nine months ended September 30, 1998, from 12.75% for the same period in 1997.

     The decrease in the return on average common equity for the three and nine months ended September 30, 1998 was primarily the result of an increase in stockholders' equity of $351.1 million, or 57.6%, from $609.8 million at September 30, 1997 to $960.9 million at September 30, 1998, primarily as a result of The Greater Acquisition.

NET INTEREST INCOME

     The Company's, as with any financial institution, net interest income is significantly impacted by changes in interest rates and changes in market yield curves. Over the past two years, interest rates have declined significantly, and the markets for which related financial instruments trade have become increasingly volatile. In addition, the decline in interest rates on long-term instruments has been greater than the decline in rates on short-term instruments, accentuating the flatness of the Treasury yield curve. As such, the Company has continued to experience compression on its net interest spread and net interest margin.

     Net interest income increased $22.2 million, or 44.4%, from $50.1 million in the third quarter of 1997 to $72.3 million in the third quarter of 1998. The increase is due to the growth in total average interest-earning assets of $4.16 billion, partially as a result of The Greater Acquisition, which, after the close of business on September 30, 1997, provided $689.8 million of loans held for investment and $1.29 billion of mortgage-backed securities and other securities available-for-sale. Additionally, the Company maintained a strategy for internal growth which contributed to the increases in interest-earning assets of mortgage loans, mortgage-backed securities and other securities. The combined impact of this internally-generated growth and The Greater Acquisition were increases in the average balances of mortgage loans, mortgage-backed securities and other securities of 56.2%, 60.4% and 38.1%, respectively, for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The increase in total average interest-earning assets was substantially offset by an increase in total average interest-bearing liabilities of $3.90 billion, also partially as a result of The Greater Acquisition, which after the close of business on September 30, 1997 provided an additional $493.5 million and $1.60 billion of borrowings and deposits, respectively. The 1998 third quarter growth in interest-earning assets of $865.0 million compared to the 1998 second quarter was driven primarily by the anticipation of the LIB Merger, which brought a significant amount of excess capital to the Company. This growth was funded through borrowings which provide the Company with flexibility and efficiency which cannot be obtained through deposit growth.

     During 1998, the Company has continued to emphasize the origination of mortgage loans. The average balance of mortgage loans increased $1.77 billion from $3.16 billion for the three months ended September 30, 1997 to $4.93 billion for the three months ended September 30, 1998. The average yield on mortgage loans decreased 39 basis points from 7.90% for the third quarter of 1997 to 7.51% for the third quarter of 1998. This decrease is due to the flattening of the yield curve and the significant decline in market rates, which has resulted in increased prepayments and refinancing activity. See "Interest Rate Sensitivity Analysis." The decrease in the average yield on total average loans was offset in part by the increase in the average volume of such loans which generally have a higher average yield than many of the Company's other interest-earning assets. Additionally, the average yield on consumer and other loans decreased 75 basis points, from 10.18% for the third quarter of 1997 to 9.43% for the third quarter of 1998, primarily due to the decrease in interest rates. The average yield on mortgage-backed securities decreased 20 basis points from 6.85% for the third quarter of 1997 to 6.65% for the third quarter of 1998 as a result of overall decreases in market rates coupled with accelerated prepayments, resulting in reinvestments at lower rates. The average yield on other securities decreased 8 basis points to 7.14% for the third quarter of 1998 from 7.22% for the third quarter of 1997 as a result of the overall decreases in rates during the third quarter of 1998.

     The Company also significantly increased borrowings with lower interest rates which were primarily utilized to fund the asset growth discussed above. The average cost of borrowed funds decreased from 5.98% for the third quarter of 1997 to 5.65% for the third quarter of 1998. The average cost of money market accounts increased from 4.70% for the third quarter of 1997 to 4.78% for the third quarter of 1998. Interest paid on money market accounts is on a tiered basis with over 86.5% of the balance in the highest tier. The yield on this top tier will be at least equal to the discount rate for the three-month Treasury bill. While interest rates have fallen, the short end of the yield curve has been the least affected and has not always moved as quickly as the remaining portion of the yield curve. Additionally, the Company has used the customer base from money market accounts as a core customer and has not always reduced the rate with the yield curve, thereby attracting deposits. Customers shifting deposits into the money market accounts to obtain the higher rates offered contributed to an increase in the average balance of money market accounts by $280.0 million to

$661.2 million for the third quarter of 1998 from $381.2 million for the third quarter of 1997. Offsetting this increase was a decrease in the average cost of certificates of deposit from 5.55% to 5.39% for the quarters ended September 30, 1997 and 1998, respectively.

     Rapidly falling interest rates, significant loan and security prepayments and a relatively flat U.S. Treasury yield curve continue to reduce the Company's net interest spread and net interest margin. The Company's net interest spread decreased to 2.17% for the quarter ended September 30, 1998 from 2.35% for the quarter ended September 30, 1997, which was primarily the result of a decrease in the average yield on total average interest-earning assets, from 7.36% for the quarter ended September 30, 1997 to 7.07% for the quarter ended September 30, 1998 offset by the decrease in the average cost of total average interest-bearing liabilities, from 5.01% for the quarter ended September 30, 1997 to 4.90% for the quarter ended September 30, 1998. The net interest margin decreased to 2.49% for the third quarter of 1998 from 2.69% for the third quarter of 1997 which was the result of the decrease in the net interest rate spread, coupled with the Company's accelerated growth of average interest-earning assets during the third quarter.

     For the nine months ended September 30, 1998, net interest income increased $64.0 million, or 43.0%, to $213.0 million from $149.0 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, total average interest-earning assets increased $3.50 billion from the comparable 1997 period. The interest-earning asset growth was offset by an increase in total average interest-bearing liabilities of $3.29 billion for these same periods. These substantial increases for the nine month period ended September 30, 1998 compared to 1997, were also attributable to the Company's internal growth strategy and The Greater Acquisition, as discussed above. The average yield on mortgage loans decreased 32 basis points from 7.91% for the nine months ended September 30, 1997 to 7.59% for the nine months ended September 30, 1998, due to the decline in market rates which resulted in increased prepayments and refinancing activities. Additionally, the average yield on consumer and other loans decreased 70 basis points, from 10.05% for the nine months ended September 30, 1997 to 9.35% for the nine months ended September 30, 1998, partially as a result of the sale of the Company's $8.1 million credit card portfolio in the third quarter of 1997, which had an average yield of 13.80% for the nine months ended September 30, 1997.

   The average yield on mortgage-backed securities decreased 12 basis points from 6.80% for the nine months ended September 30, 1997 to 6.68% for the nine months ended September 30, 1998. This decrease is attributable to the overall decrease in market rates in the third quarter of 1998 partially offset by purchases made in the first half of the year when rates were higher. The average yield on other securities increased 17 basis points from 7.02% for the nine months ended September 30, 1997 to 7.19% for the nine months ended September 30, 1998 as a result of the Company's purchases of higher-yielding long-term U.S. government and agency securities with call features during the second half of 1997 and the first half of 1998 offset by the decrease in market rates during the third quarter of 1998.

     The average cost of borrowed funds decreased from 5.86% for the nine months ended September 30, 1997 to 5.68% for the nine months ended September 30, 1998. The average cost of money market accounts increased from 4.53% for the nine months ended September 30, 1997 to 4.79% for the nine months ended September 30, 1998. Offsetting this increase was a decrease in the average cost of certificates of deposit from 5.46% to 5.35% for the nine months ended September 30, 1997 and 1998, respectively. These changes in cost of funds are reflective of the third quarter changes discussed above.

     The Company's net interest spread for the nine months ended September 30, 1998 decreased to 2.29% from 2.36% for the same period in 1997, which was the result of the decrease in the average yield on total average interest-earning assets, from 7.27% for the nine months ended September 30, 1997 to 7.14% for the nine months ended September 30, 1998 offset by a decrease in the average cost of total average interest-bearing liabilities, from 4.91% for the nine months ended September 30, 1997 to 4.85% for the nine months ended September 30, 1998. The net interest margin decreased from 2.70% for the first nine months of 1997 to 2.61% for the first nine months of 1998.

PROVISION FOR LOAN LOSSES

     Provision for loan losses decreased to $266,000 for the third quarter of 1998 from $895,000 for the comparable 1997 period. For the nine months ended September 30, 1998 and 1997, the provision for loan losses was $880,000 and $2.8 million, respectively. The allowance for loan losses decreased from $40.0 million at December 31, 1997 to $38.5 million at September 30, 1998 reflecting, in part, net charge-offs of $2.4 million during the nine months ended September 30, 1998. For the three months ended September 30, 1998, the Company recognized a net recovery of $356,000. For the three and nine months ended September 30, 1997, net charge-offs totaled $1.3 million and $2.4 million, respectively. Non-performing loans decreased from $42.8 million at December 31, 1997 to $35.7 million at September 30, 1998. The reduction in non-performing loans improved the Company's percentage of allowance for loan losses to non-performing loans from 93.50% at December 31, 1997 to 107.72% at September 30, 1998. The allowance for loan losses as a percentage of total loans decreased from 0.93% at December 31, 1997 to 0.77% at September 30, 1998 primarily as a result of the $694.0 million increase in gross loans receivable from December 31, 1997 to September 30, 1998. The decreases in the provision primarily reflect the improvement in non-performing loans. See "Asset Quality."

NON-INTEREST INCOME

     Non-interest income for the quarter ended September 30, 1998, excluding net gains on sales of securities and loans, increased 72.3% to $6.1 million from $3.6 million for the comparable quarter of 1997. Non-interest income for the nine months ended September 30, 1998, excluding net gains on sales of securities and loans, increased 67.8% to $17.1 million from $10.2 million for the comparable 1997 period. The increases are primarily in customer service and loan fees, from the addition of The Greater's operations in the fourth quarter of 1997, which totaled $4.9 million and $12.9 million for the three and nine months ended September 30, 1998, respectively, compared to $2.8 million and $8.1 million for the three and nine months ended September 30, 1997, respectively. The increases in customer service and loan fees are also due in part to the Company's increased loan originations and overall growth in the loan portfolio during the three and nine months ended September 30, 1998. Other non-interest income also increased to $1.3 million and $4.1 million for the three and nine months ended September 30, 1998, respectively, from $735,000 and $2.1 million for the three and nine months ended September 30, 1997, respectively. These increases were primarily a result of increased rental income generated from The Greater's properties acquired. Net gains on sales of securities and loans for the quarter and nine months ended September 30, 1998 totaled $3.3 million and $8.7 million, respectively, compared to $3.2 million and $4.7 million, respectively, for the comparable 1997 periods.

NON-INTEREST EXPENSE

     Non-interest expense for the quarter ended September 30, 1998 increased $10.7 million, to $37.1 million, from $26.4 million for the quarter ended September 30, 1997, primarily as a result of the addition of The Greater's operations in the 1997 fourth quarter. For the nine months ended September 30, 1998 non-interest expense increased $33.8 million, to $112.8 million from $79.0 million for the nine months ended September 30, 1997. General and administrative expense increased $8.1 million, from $24.1 million for the third quarter of 1997 to $32.2 million for the third quarter of 1998. For the nine months ended September 30, 1998, general and administrative expense increased $26.0 million to $98.0 million from $72.0 million for the comparable period in 1997. Compensation and benefits increased $3.5 million for the three months ended September 30, 1998, as compared to the comparable 1997 period due to the increase in the number of employees as a result of The Greater Acquisition. For the nine months ended September 30, 1998, compensation and benefits increased $12.8 million, from the comparable 1997 period, also due to The Greater Acquisition, coupled with an increase in amortization expense relating to employee stock plans. The amortization expense increased $1.7 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in amortization expense relating to employee stock plans includes an increase relating to the allocation of ESOP stock due to a higher average market value of the Common Stock from $42.49 per share for the nine months ended September 30, 1997 to $52.60 per share for the nine months ended September 30, 1998.

     Occupancy, equipment and systems expense also increased $3.2 million and $9.7 million, respectively, for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. In addition, goodwill amortization increased $2.8 million and $8.2 million as a result of The Greater Acquisition, to $4.9 million and $14.5 million for the three and nine months ended September 30, 1998 from $2.1 million and $6.3 million for the comparable

1997 periods. The Company's percentage of general and administrative expense to average assets improved to 1.06% and 1.14% for the three and nine months ended September 30, 1998, respectively, from 1.24% and 1.26% for the three and nine months ended September 30, 1997, respectively. For the quarter ended September 30, 1998, the Company's efficiency ratio improved to 41.09% from 44.91% for the quarter ended September 30, 1997. The Company's efficiency ratio also improved for the nine months ended September 30, 1998 to 42.62% from 45.22% for the nine months ended September 30, 1997.

INCOME TAX EXPENSE

     Income tax expense increased $6.3 million to $19.0 million for the third quarter of 1998 from $12.7 million for the comparable quarter in 1997, primarily due to the increase in income before taxes of $14.8 million. Income tax expense for the nine months ended September 30, 1998 increased $19.3 million to $53.8 million from $34.5 million for the comparable 1997 period, primarily due to the increase in income before taxes of $43.0 million.

CASH EARNINGS

     Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. Cash earnings for the third quarter of 1998 totaled $34.6 million, an increase of $11.2 million over $23.4 million cash earnings for the third quarter of 1997. For the nine month period ended September 30, 1998, cash earnings increased $34.4 million to $100.5 million from $66.1 million for the nine months ended September 30, 1997. Cash returns on average tangible equity and average assets for the third quarter of 1998 were 19.81% and 1.14%, respectively, compared to 18.41% and 1.21%, respectively, for the comparable 1997 period. Cash returns on average tangible equity and average assets for the nine months ended September 30, 1998 were 19.86% and 1.17%, respectively, compared to 17.72% and 1.16%, respectively for the same period in 1997. The cash efficiency ratio also improved to 36.90% and 37.62% for the three and nine months ended September 30, 1998, respectively, from 38.15% and 39.05% for the three and nine months ended September 30, 1997, respectively.

     Presented below are the Company's Condensed Consolidated Schedules of Cash Earnings for the three and nine months ended September 30, 1998 and 1997.

     ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

     CONDENSED CONSOLIDATED SCHEDULES OF CASH EARNINGS
     (In Thousands, Except Per Share Data)

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                               ---------------------     ---------------------
                                                                 1998         1997         1998         1997
                                                               --------     --------     --------     --------
         Net Income                                            $ 25,403     $ 16,892     $ 71,335     $ 47,533
         Add back:
             Employee stock plans amortization expense            3,285        3,626       11,486        9,834
             Amortization of goodwill                             4,866        2,110       14,519        6,330
             Income tax benefit on amortization expense of
             earned portion of RRP stock                          1,038          805        3,114        2,378
                                                               --------     --------     --------     --------
         Cash Earnings                                           34,592       23,433      100,454       66,075
                                                               --------     --------     --------     --------

         Preferred dividends declared                             1,500           --        4,500           --
                                                               --------     --------     --------     --------

         Cash earnings available to common shareholders        $ 33,092     $ 23,433     $ 95,954     $ 66,075
                                                               ========     ========     ========     ========


         Basic earnings per common share (1)                   $   1.32     $   1.24     $   3.86     $   3.44
                                                               ========     ========     ========     ========
         Diluted earnings per common share (1)                 $   1.27     $   1.15     $   3.68     $   3.21
                                                               ========     ========     ========     ========


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

     On August 7 and 8, 1997, the United States Court of Federal Claims heard oral arguments on 11 common issues raised by the government in the various partial summary judgment motions filed by the Plaintiffs in the goodwill cases. The Court heard argument on these common issues in the context of 4 specific summary judgment motions, not including the Association's. In an opinion filed December 22, 1997, all such common issues were found in favor of the Plaintiffs and the government was ordered to show cause within 60 days why partial summary judgment should not be entered in all cases which have partial summary judgment motions pending, including the Association's. The government has responded in the Association's case that if the Court will not consider case specific facts, then it has no defense to the Association's motion. The government further indicated that if the Court will consider case specific facts, then it asserts that the relevant portion of the Assistance Agreement with Fidelity did not authorize the use of its capital credit as a permanent addition to regulatory capital. In this response, the government did not raise any issues related to the supervisory goodwill portion of the Association's motion. The Association has responded to the government's response indicating in substance that the issue raised by the government was specifically addressed and decided by the United States Supreme Court in the Winstar cases cited above, that the contractual language in the Association's Assistance Agreement and other operative documents is factually indistinguishable from that ruled upon in the Winstar cases, and thus, that the Association's motion for partial summary judgment should be granted. The Association's response further requests reimbursement of the Association's attorneys' fees from the government for seeking to relitigate the capital credit issue. By motion dated July 15, 1998, the government moved to stay further proceedings related to the Association's motion for partial summary judgment which has been granted through January 4, 1999. The Association intends to aggressively object to any further stay. The Association's motion for partial summary judgment remains pending before the Court.

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

     On September 2, 1997, plaintiffs filed an amended complaint and an Application for a preliminary injunction (the "Application"). An evidentiary hearing on plaintiffs' Application was held on September 10, 1997. On September 22, 1997, the Court issued a written decision denying plaintiffs' Application in all respects. Upon stipulation of the parties, all claims against the non-director, executive officers of The Greater, except one, have been dismissed. The remaining defendants moved to dismiss the amended complaint. On June 1, 1998 the Court granted defendant's motion to dismiss the amended complaint without prejudice. On or about July 1, 1998, the plaintiffs filed a pleading styled "Second Amended Class Action Complaint," without making a formal motion for leave to amend. The defendants, which include The Greater, the Association, the Company and the directors of The Greater, moved to strike on or about July 21, 1998 the complaint or in the alternative to deny leave to amend or to dismiss it for failure to state a claim on which relief may be granted. On July 27, 1998, the Court notified the parties that the plaintiffs' letter to the Court dated July 1, 1998 accompanying the amended complaint would be deemed a motion for leave to file an amended complaint and that defendants' motions would be treated as opposition to plaintiffs' request for leave. The motion was argued by the Court on October 21, 1998 and the Court reserved its decision on the matters pending.

     The Company and the Association believe the allegations made in the second amended complaint in the Federal Action are without merit and intend to aggressively defend their interests with respect to such matters.

     During 1994, an action was commenced against the Association, AF Roosevelt Avenue Corporation, a wholly owned subsidiary of the Association, 149 Roosevelt Avenue Associates, a joint venture in which AF Roosevelt Avenue Corporation was a joint venture partner, Henry Drewitz, then Chairman of the Board of the Association, and George L. Engelke, Jr., Chairman, President and Chief Executive Officer of Astoria Federal and a director and officer of AF Roosevelt Avenue Corporation, among others. The litigation arises from the development by 149 Roosevelt Avenue Associates of a condominium project ("Vista Tower") commencing in the mid 1980's. The development consists of 134 residential units, 25 medical facility units, and associated parking and other facilities located in Flushing, New York. The litigation, commenced by the Board of Managers of the condominium, alleges that there are various defects in the condominium buildings with respect to the roof, certain masonry work and structural components and seeks damages based upon breach of contract, fraud, misrepresentation, breach of warranty, violations of Articles 23A and 36B of the General Business Law of the State of New York, recklessness and negligence. The above listed defendants have served their answers in the litigation. The Association has notified its liability and director and officer liability insurance carriers of the action. Although extremely limited discovery was taken in the matter, the plaintiff, in January 1998 filed a note of issue alleging damages of at least $340 million with respect to this matter. The Association, AF Roosevelt Avenue Corporation, Messrs. Drewitz and Engelke and certain other defendants moved for summary judgment to dismiss all claims against them.

     On September 19, 1997, the Queens Buildings Department ordered the partial evacuation of the condominium. The Association, in meetings with the Buildings Department and the New York State Attorney General's office, has agreed to pay the cost of design work and repairs necessary to render the building both temporarily and permanently safe and habitable. The Board of Managers has recently completed the temporary repair work.

     On October 2, 1997, the City of New York commenced an action and sought injunctive relief by order to show cause against Vista Tower, The Board of Managers of the condominium, the individual members of the Board of Managers and the Association. The Association is named in such action solely as an owner of units and holder of mortgages in the condominium. The action sets forth two causes of action pursuant to the New York City Administrative Code and seeks injunctive relief directing the defendants to take all steps necessary to make the premises safe, certain civil penalties for violations of the building code, a declaration that the premises constitute a public nuisance and directing the abatement of such nuisance, certain damages, costs and attorneys fees. The Association answered such action, denying the allegations of the complaint and has asserted cross claims against the Board of Managers and its members for waste, breach of fiduciary duty, indemnification and contribution. The Board of Managers and its members similarly cross claimed against the Association. Through a series of stipulations and interim orders, the parties agreed to a plan of remediation and interim repair to the premises to allow the building to be reinhabited. In the interim, both the City of New York and the Association moved for appointment of a receiver to take control of the management and repair of the property. The Board of Managers opposed such motions.

     On November 18, 1997, The Board of Managers of Vista Tower commenced an action against the Association in Supreme Court, Queens County. The complaint set forth causes of action based upon alleged discrimination against the purchasers of the units in Vista Tower under the New York State Executive Law purportedly due to the national origin of a number of such unit owners, unjust enrichment for receiving mortgage loan payments with respect to the mortgage loans held by the Association and seeks injunctive relief to prevent the Association from foreclosing on the mortgage loans it holds in such building. The plaintiffs granted the Association an open ended extension of the Association's time to answer such complaint. In addition, on or about December 4, 1997, The Board of Managers commenced suit in the United States District Court for the Southern District of New York against New York State, the New York State Attorney General, the City of New York, the New York City Building Department, the New York City Department of Housing Preservation and Development, the Association, Henry Drewitz, George L. Engelke, Jr., AF Roosevelt and 149 Roosevelt Avenue Associates and others. As to the Association related defendants, the complaint alleged discrimination claims based upon the national origin of the unit owners at Vista Tower under both New York State and federal law. The summons and complaint in this action, while filed with the Court, were not served on any Association related defendant and, therefore, under Federal law is deemed dismissed.

     The Association, AF Roosevelt Avenue Corporation, Henry Drewitz and George
L. Engelke, Jr. entered into a settlement agreement with the Board of Managers on August 7, 1998. The settlement closed after September 30, 1998. In accordance with the terms of the settlement, the Association transferred assets having a book value of $10.1 million prior to the application of reserves to the Board of Managers. The Board executed and delivered stipulations of discontinuance and a release in favor of the Association, AF Roosevelt Corporation, 149 Roosevelt Avenue Associates, Henry Drewitz and George L. Engelke, Jr. as part of the settlement. In addition, the Board delivered releases executed by 120 unit owners in favor of the Association, AF Roosevelt Avenue Corporation, 149 Roosevelt Avenue Associates, Henry Drewitz and George L. Engelke, Jr. As a result of the settlement, the Association, AF Roosevelt Avenue Corporation, Henry Drewitz and George L. Engelke, Jr. withdrew their summary judgment motions. While the settlement resolved the claims brought by the Board of Managers against the Association, AF Roosevelt Avenue Corporation, Henry Drewitz, George L. Engelke, Jr., the claims brought by the City and cross-claims brought by co-defendants in this matter remain pending. In the event no remedy is found with regard to any remaining claims, the Association intends to continue to defend such remaining actions vigorously.

     No other material events occurred with respect to legal proceedings during the quarter ended September 30, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Shareholders was held on August 19, 1998 (the "Special Meeting"). At the Special Meeting, shareholders approved the Agreement and Plan of Merger, dated as of the 2nd day of April 1998, as amended, by and between the Company and LIB, which provides, among other things, for (i) the merger of LIB with and into the Company and (ii) the conversion of each share of LIB Common Stock, par value $0.01 per share, outstanding immediately prior to the LIB Merger, into the right to receive 1.15 shares of the Company's Common Stock, par value $0.01 per share, plus cash in lieu of any fractional share interest.


     The number of votes cast as to the above matter acted upon at the Special Meeting was as follows:

                              For                    20,059,417
                              Against                   377,972
                              Abstained                  58,127
                              Broker Non-Vote           314,983

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

          4. Bylaws of Astoria Federal Savings and Loan Association, as amended.

          11.  Statement Regarding Computation of Per Share Earnings.

          27.  Financial Data Schedule.

     (b) Reports on Form 8-K

          The following reports on Form 8-K have been filed with the Securities and Exchange Commission since the beginning of the quarter ended September 30, 1998:

          1) Form 8-K, dated July 9, 1998 (filed July 10, 1998), which includes the second amendment to the agreement and plan of merger pursuant to which the Company proposes to acquire Long Island Bancorp, Inc.

          2) Form 8-K, dated July 17, 1998 (filed July 20, 1998), which includes the Company's announcement of its earnings for the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Astoria Financial Corporation



Dated:   November 13, 1998              By:  /s/  Monte N. Redman
       ---------------------                 -----------------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index


Exhibit No.                           Identification of Exhibit
-----------                           -------------------------
     4.              Bylaws of Astoria Federal Savings and Loan Association, as
                     amended

    11.              Statement Regarding Computation of Per Share Earnings

    27.              Financial Data Schedule