Form 10-K405
period 1998-12-31
ASTORIA FINANCIAL CORP
filed 1999-03-24
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 17, 1999: Common stock par value $.01 per share, $2,606,409,394. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on March 17, 1999, which was $50.06 as reported in the Wall Street Journal on March 18, 1999. The number of shares of the registrant's Common Stock outstanding as of March 17, 1999 was 55,189,197 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 9, 1999 in connection with the Annual Meeting of Stockholders to be held on May 19, 1999 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 9, 1999, are incorporated by reference into Part III.

                          ASTORIA FINANCIAL CORPORATION
                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                                     PAGE
------                                                                                                     ----
ITEM 1.               BUSINESS

                       DESCRIPTION OF BUSINESS............................................................    1
                       SUBSIDIARY ACTIVITIES..............................................................    9
                       MARKET AREA AND COMPETITION........................................................   10
                       REGULATION AND SUPERVISION.........................................................   11
                       STATISTICAL DATA:
                       SECURITIES PORTFOLIO...............................................................   20
                       LOAN PORTFOLIO.....................................................................   22
                       DELINQUENT LOANS AND CLASSIFIED ASSETS.............................................   25
                       DEPOSITS...........................................................................   26
                       BORROWINGS.........................................................................   28
ITEM 2.               PROPERTIES..........................................................................   28
ITEM 3.               LEGAL PROCEEDINGS...................................................................   29
ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................   33

PART II
-------

ITEM 5.               MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON
                       STOCK AND RELATED STOCKHOLDER MATTERS..............................................   33
ITEM 6.               SELECTED FINANCIAL DATA.............................................................   35
ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS................................................   37
ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK           .............................................................   66
ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................   66
ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE................................................   66

PART III
--------

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA
                       FINANCIAL CORPORATION..............................................................   67
ITEM 11.              EXECUTIVE COMPENSATION..............................................................   67
ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT.....................................................................   67
ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................   67

PART IV
-------

ITEM 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                       FORM 8-K...........................................................................   67
SIGNATURES             ...................................................................................   69

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

         This Annual Report on Form 10-K contains certain forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward- looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Astoria Financial Corporation (the "Company") that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is a Delaware corporation organized on June 14, 1993, and is a unitary savings and loan association holding company for Astoria Federal Savings and Loan Association (the "Association"). At December 31, 1998, the Company had assets of $20.59 billion, deposits of $9.67 billion, and stockholders' equity of $1.46 billion.

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

         The Association's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments and borrowings, primarily in one-to-four family residential mortgage loans and mortgage-backed securities and, to a lesser extent, multi-family residential mortgage loans, commercial real estate loans and consumer loans. In addition, the Association invests in U.S. Government and federal agency securities and in other investments permitted by federal laws and regulations. The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its other securities portfolio. The Association's cost of funds consists of interest expense on deposits and borrowings.

MERGERS AND ACQUISITIONS

         The Company continues to consider mergers and acquisitions of other financial institutions as an integral part of its strategic objective for long-term growth. Since 1995, the Company has completed the acquisitions of Fidelity New York, FSB ("Fidelity"), The Greater New York Savings Bank, FSB ("The Greater") and Long Island Bancorp, Inc. ("LIB"). Following the close of business of September 30, 1998, LIB and its wholly-owned savings bank subsidiary, The Long Island Savings Bank, FSB ("LISB") merged with and into the Company and the Association, respectively, (the "LIB Acquisition"), which were the surviving entities. LIB had $6.58 billion in total assets, $3.58 billion in deposits and $581.0 million of stockholders' equity at September 30, 1998. The LIB Acquisition was accounted for as a pooling-of-interests and accordingly, the Company's financial information for all prior periods has been restated to include LIB's results of operations. See Item 7, "Management's Discussion and Analysis of Financial

Condition and Results of Operations ("MD&A") and Note 2 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for further discussion of the LIB Acquisition.

         These acquisitions have enabled the Company to expand its operations by increasing deposits and loan originations and providing customers with a broader array of financial products. Acquisition candidates have been selected based on, among other factors, the extent to which the candidates could enhance the Company's retail presence in new or existing markets. The acquisition of The Greater, following the close of business on September 30, 1997, increased the Company's banking offices and provided the Company a substantial market presence in Brooklyn, New York. The acquisitions of Fidelity and LIB strengthened the Company's deposit market share located in Queens, Nassau and Suffolk Counties.

LENDING ACTIVITIES

         GENERAL. The Company's loan portfolio is comprised primarily of mortgage loans, most of which are conventional loans secured by one-to-four family residences and, to a lesser extent, by multi-family residences and commercial real estate. The remainder of the portfolio consists of a variety of consumer and other loans.

         From December 31, 1994 to December 31, 1998, the Company's total net loan portfolio increased from $3.21 billion, or 35.2% of total assets, to $8.95 billion, or 43.5% of total assets. The amount at December 31, 1998, includes $212.9 million of real estate loans held-for-sale. The increase resulted primarily from the Company's initiation, during 1994, of a third party loan origination program and a broker loan program coupled with a strengthening of the mortgage market, the acquisitions of Fidelity and The Greater, which were accounted for as purchase transactions, and from bulk purchases made during the years ended December 31, 1995 and 1996.

         The Company originates mortgage loans, either directly from existing or past customers, members of the communities served, real estate agents, attorneys and builders, or indirectly through brokers. The retail loan origination program accounted for approximately $2.59 billion and $1.73 billion of originations during 1998 and 1997, respectively. The broker loan program consists of relationships with mortgage brokers and accounted for approximately $2.41 billion and $1.74 billion of originations during 1998 and 1997, respectively. In 1997, the Company expanded its relationships with mortgage brokers outside its local area, through additional networks located in Connecticut, Delaware, Maryland, Pennsylvania and Virginia. The Company's correspondent loan program (third party originated loans), which includes relationships with other financial institutions, mortgage brokers, and mortgage-bankers, was initiated in 1994 to increase loan volume and, to a lesser degree, reduce the Company's geographical loan concentration in the New York metropolitan area. This program accounted for approximately $187.5 million and $562.4 million of loan originations during 1998 and 1997, respectively. There were no bulk loan purchases in 1998 or 1997. See Loan Portfolio Composition table on page 22 and Loan Maturity, Repricing and Activity tables on page 23 and 24.

         At December 31, 1998, $221.3 million, or 2.6% of the Company's total loan portfolio consisted of purchased mortgage loans and loan participations, serviced by others, which consisted primarily of one-to-four family residential mortgage loans. Currently, the Company generally only purchases loans which are underwritten in accordance with guidelines that meet or exceed the Company's minimum underwriting guidelines.

         One-to-Four Family Mortgage Lending. The Company's primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family residences that serve as the primary residence of the owner. To a much lesser degree, the Company makes loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower. The Company also offers, although has originated only a limited number of, second mortgage loans which are underwritten according to the same standards as first mortgage loans.

         At December 31, 1998, $7.86 billion, or 87.4%, of the Company's total loan portfolio consisted of one-to-four family residential loans, of which $5.45 billion, or 69.4%, were adjustable rate mortgage ("ARM") loans. The Company currently offers ARM loans which are fixed for one, three, five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. The one-year, three-year, five-year and seven-year ARM loans have terms of up to 40 years, and the ten-year ARM loans have terms of up to 30 years. One-year ARM loans and, to a lesser extent, other ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. All ARM loans offered by the Company have annual and lifetime interest rate ceilings. Generally, ARM loans pose credit risks somewhat greater than the risk posed by fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. To recognize the credit risks associated with ARM loans offered at initial discounts below market interest rates, the Company generally underwrites its one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.0%. For ARM loans with longer adjustment periods, and therefore, less risk due to the longer period for the borrower's income to adjust to anticipated higher future payments, the Company underwrites the loans using the initial rate, which may be a discounted rate.

         In recent years, the Company has originated a greater volume of one-to-four family residential mortgage loans due to the strengthening of the economy both within the Company's market area as well as through the expansion of its various delivery channels. With the growth of the broker loan program along with the third party loan origination program and bulk loan purchase transactions, which have elevated the volume of loans outside the Company's historical lending area, the Company has been able to increase loan production since 1995. One-to-four family mortgage loan originations and purchases increased $1.09 billion, from $3.85 billion in 1997 to $4.94 billion in 1998.

          The Company's policy on owner-occupied, one-to-four family residential mortgage loans is to lend up to 80% of the appraised value of the property securing the loan, or over 80% if private mortgage insurance is obtained. In the case of cash-out refinancing for owner occupied one-to-four family residential mortgage loans, the Company allows a maximum of 75% loan-to-appraised value ratio.

         The Company originates most 30-year fixed-rate loans for immediate sale to Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the State of New York Mortgage Agency ("SONYMA") or other investors on a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment with the agencies on a mandatory or best efforts basis. The sale of loans to other investors are also arranged with specific contractual commitments on a mandatory or best efforts basis.

         Commercial Real Estate and Multi-Family Lending. As of December 31, 1998, the Company's total loan portfolio contained $454.0 million, or 5.1%, of commercial real estate loans and $452.9 million, or 5.0%, of multi-family loans. During 1998, the Company originated $251.5 million of commercial, multi-family and mixed use loans. Mixed use loans are secured by properties which are intended for both business and residential use and are classified as commercial or multi-family based on the greater number of commercial versus residential units.

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

         Commercial real estate loans typically are secured by properties such as retail stores, office buildings and mixed use (more business than residential units) properties. The single largest commercial real estate loan at December 31, 1998, had an outstanding principal balance of $14.1 million, was current and was secured by a hotel in Garden City, New York.

         The majority of the multi-family loans in the Company's portfolio are secured by six to forty unit apartment buildings and other mixed use (more residential than business units) properties. The single largest multi-family loan at December 31, 1998 had an outstanding balance of $6.2 million, was current and was secured by an apartment building containing 1,592 residential units and 22 retail outlets located in Manhattan, New York.

         Loans secured by commercial real estate and multi-family properties generally involve a greater degree of risk than one-to-four family residential loans. The Company provides multi-family and commercial real estate loans, using prudent underwriting standards which include consideration of the demand for such properties and the general economic conditions in its market area.

         Consumer and Other Loans. At December 31, 1998, $229.4 million, or 2.6%, of the Company's total loan portfolio consisted of consumer loans which were primarily home equity loans. Consumer loans, with the exception of home equity lines of credit, are offered primarily on a fixed-rate, short-term basis. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the applicant, the underwriting process also includes a review of the value of the security, if any, in relation to the proposed loan amount. The Company's consumer loans tend to have higher interest rates and shorter maturities than one-to-four family residential mortgage loans, but are considered to entail a greater risk of default than such loans.

         The Company's home equity lines of credit are originated on one-to-four family owner-occupied residential properties. These loans are generally limited to aggregate outstanding indebtedness secured by up to 80% of the appraised value of the property. Such lines of credit are underwritten based upon guidelines established by the Company in order to evaluate the borrower's ability and willingness to repay the debt.

         Loan Approval Procedures and Authority. Except for loans in excess of $5.0 million, mortgage loan approval authority has been delegated by the Board of Directors to the Company's underwriters and Loan Committee, which consists of certain members of executive management and other Association officers.

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

ASSET QUALITY

         Non-performing Assets. The Company does not accrue interest on loans past due 90 days or more, with the exception of selected mortgage loans delinquent 90 days or more as to their maturity date on which the Company has continued to accept monthly interest payments as if the loan had not matured. Such loans are primarily balloon loans consisting of smaller commercial and multi-family loans. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date and is sent an application to refinance the loan. Where the borrower has continued to make monthly payments to the Company and where the Company does not have a reason to believe that any loss will be incurred on the loan, the Company has treated these loans as current and has continued to accrue interest. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Included in the Company's non-performing assets are real estate owned ("REO") and investments in real estate.

         Total non-performing assets increased $5.1 million, to $120.4 million at December 31, 1998, from $115.3 million at December 31, 1997. Non-performing loans, a component of non-performing assets, increased by $21.2 million to $111.1 million at December 31, 1998, from $89.9 million at December 31, 1997. The percentage of non-performing loans to total loans increased from 1.12% in 1997 to 1.23% in 1998. Despite the increases in non-performing assets, the Company's percentages of non-performing assets to total assets decreased from 0.70% in 1997 to 0.58% in 1998. The allowance for loan losses as a percentage of total non-performing loans was 66.99% at December 31, 1998 compared to 82.23% at December 31, 1997. The allowance for loan losses as a percentage of total non-accrual loans was 70.00% at December 31, 1998, compared to 86.79% at December 31, 1997. For a further discussion of the allowance for loan losses, non-performing assets and loans, see Item 7, "MD&A."

         Real Estate Owned - The net carrying value of the Company's REO totaled $6.1 million at December 31, 1998. The REO portfolio consists of $5.7 million, or 94%, of residential real estate and $0.4 million of non-residential properties. The REO balance decreased $6.6 million, from $12.7 million at December 31, 1997.

         Investments in Real Estate - The net carrying value of the Company's investments in real estate at December 31, 1998 totaled $3.3 million, which consisted of three properties.

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

         Federal regulations and Company policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "special mention," "substandard," "doubtful" or "loss" assets. An asset classified as "special mention" has "potential weaknesses," which, if uncorrected, may result in the deterioration of the repayment prospects or in the institution's credit position at some future date. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified "substandard," "doubtful," or "loss" are considered adversely classified. See page 25 for additional information on the Company's classified assets.

         The Company's total impaired loans at December 31, 1998, net of allowance for loan losses of $3.3 million, was $23.6 million, of which $2.3 million are classified as non-performing and $21.3 million are current. The Company's average recorded investment in impaired loans for the year ended December 31,

1998 was $25.1 million. Interest income recognized on impaired loans, which was not materially different from cash-basis income, amounted to $2.3 million for the year ended December 31, 1998. For further detail on the Company's impaired loans, see Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

         Allowance for Losses on Loans, Investments in Real Estate and Real Estate Owned. The Company's allowance for loan losses is established and maintained through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio including the condition of the economy of the area in which the Company's loans are located. Such evaluation, which includes, but is not limited to, a review of loans on which full collectibility is not reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic and regulatory conditions, current and historical loss experience and other factors to arrive at an adequate loan loss allowance. Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has not yet been identified. In determining the adequacy of the unallocated reserves, management considers changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions, and the Company's credit administration and asset management philosophies and procedures. During the fourth quarter of 1998, subsequent to the consummation of the LIB Acquisition, the Company recorded an additional $5.6 million of provision for loan losses for unallocated reserves. This provision was recorded to conform LIB's previous accounting practices and asset review methodologies to those of the Company which included more conservative general valuation percentages applied by the Company to its one-to-four family and consumer loan portfolios. Although management believes that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic and other conditions differ substantially from the conditions used in making the initial determinations. REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs, and investments in real estate are carried at the lower of cost or fair value. Pursuant to the Company's policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible.

         If a loan is classified, an estimated value of the property securing the loan is determined through an appraisal, where possible. In instances where the Company has not taken possession of the property or does not otherwise have access to the premises and, therefore, cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area. If the unpaid balance of the loan is greater than such estimated fair value, a specific reserve is established for the difference between the carrying value and the estimated fair value. General valuation allowances are also established and represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

         In addition to the requirements of Generally Accepted Accounting Principles ("GAAP") related to loss contingencies, a federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision ("OTS"). The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems; analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.

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

         SECURITIES. The Company generally invests in certain securities available-for-sale, securities held-to-maturity and money market instruments. Such investments are made in conjunction with the Company's overall liquidity, interest rate risk and credit risk management processes and complement the Company's lending activities. In addition, as a member of the Federal Home Loan Bank of New York ("FHLB-NY"), the Association is required to maintain a specified investment in the capital stock of the FHLB-NY. (See "Regulation and Supervision - Federal Home Loan Bank System.") Federally chartered savings associations have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, including Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"), certain certificates of deposit of insured banks and federally chartered savings associations, certain bankers acceptances, repurchase agreements, loans of federal funds and, subject to certain limits, corporate securities, commercial paper and mutual funds. CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of loans or pass-through securities, which are used to collateralize the mortgage-backed securities. Once combined, the cash flows are divided into "tranches," or classes of individual securities, thereby creating more predictable average lives for each security than the underlying collateral. Accordingly, under this security structure, loan principal and interest payments are allocated to a mortgage-backed securities class or classes structured to have priority until it has been paid off.

         For a further discussion of the Company's securities portfolios, see
Item 7, "MD&A" and Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

         FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS. The Company invests in a wide range of money market instruments, including overnight and term federal funds and securities purchased under agreements to resell. Money market instruments are used to invest the Company's available funds resulting from deposit-taking operations and normal cash flow and to help satisfy both internal liquidity needs and the Association's regulatory liquidity requirements. (See "Regulation and Supervision - Liquidity.")

         For a further discussion of the Company's federal funds sold and repurchase agreements, see Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

         The Company's investment policy also permits it to invest in certain derivative financial instruments. These instruments consist of interest rate swaps and options and are generally used to hedge against interest rate risk exposure. See Note 10 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for further discussion of such derivative financial instruments.

         SECURITIES COMPOSITION. At December 31, 1998, the Company had $1.21 billion, or 5.9% of total assets, in mortgage-backed securities, insured or guaranteed by either the FNMA, FHLMC or GNMA. In addition, the Company had $7.48 billion in REMICs and CMOs, or 36.4% of total assets, of which 86.6% had fixed rates. The Company's REMICs and CMOs had coupon rates ranging from 4.38% to 10.25% and a weighted average yield of 6.37% at December 31, 1998. Of the REMICs and CMOs portfolio, $5.71 billion, or 76.3%, are insured or guaranteed, either directly or indirectly, by the FNMA, FHLMC or GNMA, as issuer, or through mortgage-backed securities underlying the obligations. Management believes these securities represent attractive and limited risk alternatives to other investments due to the wide variety of maturity and repayment options available. The remaining securities portfolio of $1.61 billion, or 7.8% of total assets, consists of obligations of U.S. Government and agencies, obligations of state and political subdivisions and equity and corporate debt securities. Included in the total securities portfolio are various callable securities, which generally possess higher yields than those securities of similar contractual terms to maturity without callable features. As of December 31, 1998, the amortized cost of such callable securities totaled $1.33 billion. Securities called during the year ended December 31, 1998 totaled $738.5 million. The Company's held-to-maturity portfolio consists primarily of seasoned fixed-rate mortgage-backed securities and U.S. Government and agency securities. At December 31, 1998, the Company's total portfolio of securities available-for-sale and securities held-to-maturity was $8.20 billion and $2.11 billion, respectively. See Securities Portfolio tables on pages 20 and 21.

SOURCES OF FUNDS

         GENERAL. The Company's primary source of funds is the cash flow provided by its investing activities, including principal and interest payments on loans and mortgage-backed and other securities. The Company's other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings through the use of reverse repurchase agreements and FHLB-NY advances.

         DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company presently offers passbook and statement savings, NOW, money market accounts and certificates of deposit. Of the total deposit balance, $1.37 billion, or 14.1%, represent Individual Retirement Accounts ("IRAs").

         The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Company's deposits are primarily obtained from areas surrounding its banking offices. The Company relies primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. The Company does not use brokers to obtain deposits. The Association's growth in deposits from 1994 to the present was primarily due to mergers and acquisitions. At December 31, 1998, the Company's deposits totaled $9.67 billion. Acquisitions of Fidelity and The Greater during 1995 and 1997, respectively, added $1.05 billion and $1.60 billion of deposits, respectively.

         When management determines the levels of the Company's deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged on other sources of funds. The Company has maintained a high level of core deposits, which has contributed to its low cost-of-funds. Core deposits include savings, money market, money manager and NOW accounts, which, in aggregate, represented 47.8% and 43.4% of total deposits at December 31, 1998 and 1997, respectively.

         BORROWINGS. The Company enters into reverse repurchase agreements with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under agreements to repurchase. The Company also obtains advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, the Association's mortgage portfolio and the Association's investment in the stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. As a result of the LIB Acquisition, the Company assumed a funding note, a three year medium-term note and a five year medium-term note. The outstanding balance of these notes was $520.8 million at December 31, 1998.

         In order to fund its asset growth during 1998, as well as being a part of its interest rate risk management strategy, the Company increased its borrowings by $4.25 billion, or 89.0%, to $9.02 billion at December 31, 1998 from $4.77 billion at December 31, 1997. The increase was primarily in the form of callable reverse repurchase agreements. At December 31, 1998, the Company had $8.63 billion of callable borrowings of which $2.07 billion were callable within one year. These callable borrowings had contractual maturities of primarily three to ten years. At December 31, 1998, the Company had an overnight line of credit with the FHLB-NY available for up to $50.0 million for a twelve month period, priced at the federal funds rate plus 12.5 basis points. See Borrowings table on page 28.

         For a further discussion of the Company's borrowings, see Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

SUBSIDIARY ACTIVITIES

         At December 31, 1998, the following were wholly-owned subsidiaries of the Association:

         AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities through its licensed agents. During 1995, AF Agency, Inc. began selling Savings Bank Life Insurance as an agent for another issuing New York State chartered thrift. Upon the acquisition of The Greater, AF Agency, Inc. was authorized by the OTS to engage indirectly in the sale of tax-deferred annuities, a variety of mutual funds and the offering of stock brokerage services through an unaffiliated third party vendor. The Association is reimbursed for expenses and administrative services it provides to AF Agency, Inc.

         Astoria Federal Mortgage Corp. is an operating subsidiary through which the Association engages in lending activities outside the State of New York.

         Astoria Preferred Funding Corporation ("APFC") and Starline Development Corp. ("Starline") are real estate investment trusts pursuant to the Internal Revenue Code of 1986, as amended. The Association intends to merge Starline with and into APFC. APFC may, among other things, be utilized by the Association to raise capital in the future.

         Suffco Development Corp. serves as document custodian to facilitate operations with FNMA.

         201 Old Country Road Inc. was formed as a special purpose subsidiary which currently holds mortgage loans that serve as collateral for a funding note.

         Mortgage Headquarters, Inc., was formed primarily for the purpose of serving as a holding company for lower tier subsidiary operations. It is, however, also a partner in a joint venture called Entrust Mortgage Headquarters, a licensed mortgage broker, which originates residential mortgage loans.

         Dollar Service Corp., Fidata Service Corp., 3 Belmont Corporation and Zythum Realty, Inc. may qualify for special tax treatment under Article 9A of the New York State Tax Law and therefore, although inactive, will be retained by the Association.

         FNY Service Corp., a subsidiary also established pursuant to Article 9A of the New York State Tax Law was sold on February 26, 1999.

         Infoserve Corporation provides research information services for the Association and other financial institutions. This research provided stems from services Infoserve Corporation offered in the past for check clearing and processing as well as check and money order issuances.

         Longco Investors, Inc. is part of a joint venture which developed Avery Village, an FHA subsidized senior citizen apartment complex. Longco Investors, Inc. retains an interest in the cash flow from the project.

         Longpond Investors, Inc. is part of a joint venture which developed The Towers Office Building located in Great Neck, New York.

         Longrich Investors, Inc., Oldfield Realty, Inc. and Syosset N.J. Realty Inc. were all formed for the sole purpose of holding title to foreclosed property. Currently, the combined net book value of these properties is $2.5 million.

         1780 Ocean Avenue Corp. holds title to the Association's banking office located at 1780 Ocean Avenue, Brooklyn, New York.

         Five subsidiaries acquired from The Greater were formed prior to 1990 to enter into joint venture projects for the development of real estate located on Long Island, New York. Four of these projects were sold in 1998. The remaining project has a carrying value of $4.0 million.

         S.H.I. Corp., Greater Port Regalle Corp. Greater Lake Pointe Corp., 14th Street Real Property Holding Corp. and AF Cortlandt Corp. are all inactive but have been retained by the Association due to their involvement in various litigation matters. Once the litigation is resolved, the Association intends to dissolve each subsidiary.

         1401 Avenue M Associates Ltd. which holds title to the Association's banking office located at 1401 Avenue M, Brooklyn, New York, is also involved in litigation. Once the litigation is resolved, the subsidiary intends to transfer title to the property to the Association and the Association intends to dissolve the subsidiary.

         The Association has forty additional subsidiaries, all of which are inactive and which the Association intends to dissolve or are in the process of being dissolved.

MARKET AREA AND COMPETITION

         The Association has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. The Association's deposit gathering sources are primarily concentrated in the communities surrounding the Association's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York City metropolitan area and Chenango and Otsego counties in upstate New York. The Association's loan originations are within the New York City metropolitan area as well as in loan production offices located in New Jersey, Connecticut, Delaware, Maryland, Virginia and Pennsylvania.

         The New York City metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than the Company. All are competitors of the Company to varying degrees. The Company's competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. The Company's most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. The Company also faces intense competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

         The New York City metropolitan area economy, during the last three years, has shown increased growth as evidenced by local employment growth statistics. Improvement can also be seen in the local real estate market, as reflected in increased existing home sales during the past few years and an increase in local real estate values. The Company's broker and third party loan origination programs increased its volume of one-to-four family residential loans outside its primary lending market, thereby reducing its geographical loan concentration as well as its potential exposure to a concentration of credit risk. At December 31, 1998, $3.94 billion or 45.0% of the Company's total mortgage loan portfolio was secured by properties located in 45 states other than New York. The Company has a concentration of lending in Connecticut, New Jersey and Maryland, each comprising 5.0% or more of the Company's total mortgage loan portfolio.

         The Company serves its local market areas with a wide selection of loan products and other retail financial services. Management considers the Company's strong banking office network, together with its reputation for financial strength and customer service, as its major competitive advantage in attracting and retaining customers in its market areas.

PERSONNEL

         As of December 31, 1998, the Association had 1,786 full-time employees and 402 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

         The Association is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as the deposit insurer. The Company, as a unitary savings and loan holding company, is regulated, examined and supervised by the OTS. The Association is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF") except for those deposits acquired from The Greater, which are insured by the Bank Insurance Fund ("BIF"). The Association and Company must file reports with the OTS concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Association's compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

         This regulation and supervision establish a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, FDIC or Congress, could have a material adverse impact on the Company and the Association and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws.

         The description of statutory provisions and regulations applicable to federally chartered savings associations set forth in this document do not purport to be complete descriptions of such statutes and regulations and their effects on the Association.

FEDERALLY CHARTERED SAVINGS ASSOCIATION REGULATION

         BUSINESS ACTIVITIES. The Association derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA"), and the regulations of the OTS thereunder. Under these laws and regulations, the Association may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. The Association may also establish service corporations that may engage in activities not otherwise permissible for the Association, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and
(f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         CAPITAL REQUIREMENTS. The OTS capital regulations require federally chartered savings associations to meet three capital ratios: a 1.5% tangible capital ratio, a 3% leverage (core capital) ratio and an 8% risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. The Association, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with the Association's risk profile. Effective April 1, 1999, the OTS and the federal banking regulators have amended their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

         At December 31, 1998, the Association exceeded each of its capital requirements. The Association's tangible, leverage and risk-based capital ratios were 5.34%, 5.34% and 13.53%, respectively at December 31, 1998.

         The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk- based capital regulations. The OTS has indefinitely deferred its requirement of the IRR component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions and retains the right to impose minimum capital requirements on individual institutions. Based on the Association's IRR profile and the level of interest rates at December 31, 1998, as well as the Association's level of risk-based capital at December 31, 1998, management believes that the Association would not be required to increase its capital as a result of the rule.

         PROMPT CORRECTIVE REGULATORY ACTION. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 1998, the Association was considered "well capitalized" by the OTS.

         INSURANCE OF DEPOSIT ACCOUNTS. Pursuant to FDICIA, the FDIc established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.E., Combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         As a result of the recapitalization of the SAIF in 1996 after the enactment of the deposit funds insurance act of 1996, the FDIC reduced the assessment rates for deposit insurance for BIF-assessable and for SAIF-assessable deposits for 1997 to a range of 0 to 27 basis points. The assessment rates for the company's BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the financing corporation (the "FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The company's total expense in 1998 for the assessment for deposit insurance and the FICO payments was $5.9 Million.

         LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. The Association is in compliance with applicable loans to one borrower limitations. At December 31, 1998, the Association's largest aggregate amount of loan(s) to one borrower totaled $18.7 million. All of the loans for the largest borrower were current and the borrower had no affiliation with the Association.

         QUALIFIED THRIFT LENDER ("QTL") TEST. The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less
(i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis in 9 out of every 12 months. As of December 31, 1998, the Association maintained its portfolio assets in qualified thrift investments in excess of 91% and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 1998. Therefore, the Association qualified under the QTL test.

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

         LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon certain capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. The prior regulations, which were effective throughout 1998 established three tiers of institutions, which were based primarily on an institution's capital ratios. An institution that exceeded all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. As of December 31, 1998, the Association was a Tier 1 Association. In the event the Association's capital fell below its fully-phased in requirement or the OTS notified the Association that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, if the OTS determines that such distribution would constitute an unsafe or unsound practice. A savings association is prohibited from making any capital distributions if, after the distribution, the association would not comply with applicable minimum capital requirements. See "Regulation and Supervision - Capital Requirements." In addition, the Association may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the amounts required for the liquidation accounts which were established as a result of the Association's conversion from mutual to stock form of ownership and the acquisitions of Fidelity and The Greater. For further discussion on the liquidation accounts, see Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Under the amended OTS regulations governing capital distributions, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice unless the specific capital distribution requires an application. These new regulations are more restrictive to the Association than regulations being replaced based upon the Association's historical dividend declaration activities.

         LIQUIDITY. The Association is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The OTS' current minimum required liquidity is 4.0%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association's liquidity ratio at December 31, 1998 was 11.29%. For additional information on the Association's regulatory liquid assets, see Item 7, "MD&A - Liquidity."

         ASSESSMENTS. The OTS has adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations will base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the new regulations provide that the portion of the assessment based on assets size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material to the Company's financial condition or results of operations.

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

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act (the "CRA"), as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help to meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Association has been rated as "outstanding" as of the most recent CRA examination.

         TRANSACTIONS WITH RELATED PARTIES. The Association is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as may be adopted by the OTS Director. These provisions, among other things, prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, its affiliates (which for the Association would include the Company and the Company's non-federally chartered savings association subsidiaries, if any) and principal stockholders, directors and executive officers of the Association and its affiliates.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its borrowings from the FHLB-NY, whichever is greater. The Association was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 1998, of $210.3 million. For the years ended December 31, 1998, 1997 and 1996, dividends from the FHLB-NY to the Association amounted to $9.5 million, $5.7 million and $4.5 million, respectively.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% be maintained against aggregate transaction accounts between $4.9 million and $46.5 million (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) is exempt from the reserve requirements. The Association is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Association's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

         The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. The

Association must notify the OTS at least 30 days before declaring any dividend to the Company. The Association has given notice to, and received approval from the OTS for each dividend declared in 1998 to the Company.

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

FEDERAL SECURITIES LAWS

         The Company is subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

         TAX BAD DEBT RESERVES. Effective for 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, "large thrifts," including the association, are required to claim a deduction equal to their actual loss experience, and the "reserve method" is no longer available. Any cumulative reserve additions (i.E., Bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 are subject to recapture over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders.

         In New York State and New York City, legislation was enacted during 1996 and in early 1997, respectively, that allows thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior law. See the discussion below under "State and Local Taxation."

         DISTRIBUTIONS. To the extent that the association makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the association's "base year reserve," (i.e., Its reserve as of december 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the association's taxable income. Nondividend distributions include distributions in excess of the association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the association's current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in the association's income.

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

STATE AND LOCAL TAXATION

         NEW YORK STATE TAXATION. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 9%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to the Company, the Association and certain of the Association's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

         New York State passed legislation that incorporated the former provisions of Internal Revenue Code ("IRC") Section 593 into New York State tax law. The impact of this legislation enabled the Association to defer the recapture of the New York State tax bad debt reserves that would have otherwise occurred as a result of the federal amendment to IRC 593. The legislation also enabled the Association to continue to utilize the reserve method for computing its bad debt deduction. The following discussion of the reserve for bad debts is intended only as a summary and does not purport to be a comprehensive description of the New York State tax rules applicable to the Association or the Company.

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

STATISTICAL DATA

         The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the SEC. This data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" and Item 7, "MD&A."

         Information regarding distribution of assets, liabilities and stockholders' equity; interest rates and interest differential appears under
Item 7, "MD&A." Page 48 presents the distribution of assets, liabilities and stockholders' equity under the caption "Analysis of Net Interest Income," and page 49 presents the interest differential under the caption "Rate/Volume Analysis."

SECURITIES PORTFOLIO

         The following table sets forth the composition of the Company's available-for-sale (at estimated fair value) and held-to-maturity securities portfolios in dollar amounts and in percentages of the portfolios at the dates indicated:

                                                                           AT DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                      1998                          1997                         1996
                                           ------------------------     ------------------------     -------------------------
                                                           PERCENT                      PERCENT                       PERCENT
(DOLLARS IN THOUSANDS)                       AMOUNT        OF TOTAL        AMOUNT       OF TOTAL       AMOUNT         OF TOTAL
                                             ------        --------        ------       --------       ------         --------
SECURITIES AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
     GNMA pass-through certificates .      $  166,516        2.03%      $  612,310       12.74%      $  292,751         6.98%
     FHLMC pass-through certificates          342,722        4.18          755,402       15.71          915,812        21.83
     FNMA pass-through certificates .         615,794        7.51        1,143,950       23.80          925,670        22.07
     REMICs and CMOs:
       Agency issuance ..............       4,920,500       60.04        1,216,283       25.30        1,184,010        28.24
       Non-agency issuance ..........       1,508,302       18.40          781,446       16.26          499,239        11.90
   Obligations of U.S. Government and
     agencies .......................         467,199        5.71          178,836        3.72          227,089         5.41
   FNMA and FHLMC preferred stock ...         128,840        1.57           64,988        1.35           66,449         1.58
   Asset-backed securities ..........          15,824        0.19           11,753        0.24           40,369         0.96
   Equity and other securities ......          10,021        0.12           42,337        0.88           43,029         1.03
   Corporate debt securities ........          20,726        0.25               --          --               --           --
                                           ----------        ----       ----------       -----       ----------         ----
             Total Securities
               Available-for-Sale ...      $8,196,444      100.00%      $4,807,305      100.00%      $4,194,418       100.00%
                                           ==========      ======       ==========      ======       ==========       ======

SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
     GNMA pass-through certificates .      $   53,258        2.52%      $   71,075        2.69%      $   86,457         4.35%
     FHLMC pass-through certificates           14,726        0.70           21,303        0.81           28,181         1.42
     FNMA pass-through certificates .          15,975        0.76           19,445        0.74           22,056         1.11
     REMICs and CMOs:
       Agency issuance ..............         787,255       37.28          929,588       35.25          940,657        47.27
       Non-agency issuance ..........         268,270       12.70          346,073       13.12          272,411        13.69
   Obligations of U.S. Government
     and agencies ...................         925,355       43.82        1,190,101       45.12          578,485        29.08
   Obligations of states and
     political subdivisions .........          46,961        2.22           49,787        1.89           51,206         2.57
   Corporate debt securities ........              --          --           10,048        0.38           10,093         0.51
                                           ----------        ----       ----------       -----       ----------         ----

             Total Securities
               Held-to-Maturity .....       2,111,800      100.00%       2,637,420      100.00%       1,989,546       100.00%
                                           ----------      ======       ----------      ======       ----------       ======

             Net discount ...........          (2,989)                      (4,748)                      (5,435)
                                           ----------                   ----------                   ----------

             Net Securities
                     Held-to-Maturity      $2,108,811                   $2,632,672                   $1,984,111
                                           ==========                   ==========                   ==========

         The table below sets forth certain information regarding the book value, weighted average yields and contractual maturities of the Company's federal funds sold and repurchase agreements, FHLB stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31, 1998.



                                          ONE YEAR                   ONE TO                 FIVE TO                 MORE THAN
                                           OR LESS                 FIVE YEARS              TEN YEARS                TEN YEARS
                                     ------------------------  ---------------------  --------------------  -----------------------
                                                   ANNUALIZED             ANNUALIZED            ANNUALIZED               ANNUALIZED
                                                    WEIGHTED               WEIGHTED              WEIGHTED                 WEIGHTED
                                      BOOK          AVERAGE     BOOK       AVERAGE      BOOK     AVERAGE        BOOK      AVERAGE
                                      VALUE          YIELD      VALUE       YIELD       VALUE     YIELD         VALUE      YIELD
                                      -----          -----      -----       -----       -----     -----         -----      -----
(DOLLARS IN THOUSANDS)

FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS.........      $266,437        4.96%     $     -         -%     $      -        -%     $        -        -%
                                     ========                  =======                ========               ==========

FHLB STOCK  (1)................      $      -           -%     $     -         -%     $      -        -%     $  210,250     7.00%
                                     ========                  =======                ========               ==========

MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   GNMA pass-through certificates    $      -           -%     $     -         -%     $      -        -%     $  163,731     6.74%
   FHLMC pass-through certificates      3,561        5.76          354      7.27        22,222     5.67         316,174     6.33
   FNMA pass-through certificates           -           -        3,118      5.49        14,248     5.47         591,476     6.63
   REMICs and CMOs:
         Agency issuance......            650        7.13            -         -        69,160     5.91       4,891,347     6.29
         Non-agency certificates          400        8.45            -         -         3,259     6.82       1,505,743     6.56
   Obligations of the U.S.
      Government and agencies..        11,992        5.23       92,301      6.06           129     5.75         357,880     6.95
   Corporate debt..............             -           -            -         -             -        -          21,048     7.43
   Asset-backed securities.....             -           -            -         -             -        -          15,815     6.09
   Equity securities (1).......             -           -            -         -             -        -         127,613     5.38
   Other securities............         9,989        5.55            -         -             -        -               2     9.50
                                     --------                  -------                --------               ----------

      TOTAL SECURITIES
        AVAILABLE-FOR-SALE:          $ 26,592        5.52%     $95,773      6.05%     $109,018     5.83%     $7,990,829     6.39%
                                     ========                  =======                ========               ==========

MORTGAGE-BACKED  AND OTHER
 SECURITIES HELD-TO-MATURITY:
   GNMA pass-through certificates    $     10       10.92%     $ 2,243      7.36%     $ 33,404     7.94%     $   17,798     8.37%
   FHLMC pass-through certificates          -           -          836      8.72         4,091     7.86           9,811     8.39
   FNMA pass-through certificates           -           -           19      6.10         3,094     7.38          12,841     6.15
   REMICs and CMOs:
         Agency issuance.......             -           -            -         -       136,362     6.44         648,952     6.61
         Non-agency issuance ..             -           -            -         -        47,175     6.45         220,163     6.08
   Obligations of the U.S.
      Government and agencies..             -           -            -         -       175,110     7.61         749,964     7.38
   Obligations of states and
      political subdivisions...           800        3.25        1,877      3.89             -        -          44,261     6.68
                                     --------                  -------                --------               ----------
      TOTAL SECURITIES
         HELD-TO-MATURITY:           $    810        3.34%     $ 4,975      6.27%     $399,236     7.10%     $1,703,790     6.91%
                                     ========                  =======                ========               ==========



                                                              TOTAL SECURITIES
                                       -------------------------------------------------------
                                         AVERAGE
                                         LIFE BY
                                       CONTRACTUAL                   ESTIMATED        WEIGHTED
                                        MATURITY        BOOK          FAIR            AVERAGE
                                       (IN YEARS)       VALUE         VALUE            YIELD
                                       ----------       -----         -----            -----
(DOLLARS IN THOUSANDS)

FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS.........            0.01      $  266,437    $    266,437        4.96%
                                                     ==========    ============

FHLB STOCK  (1)................               -      $  210,250    $    210,250        7.00%
                                                     ==========    ============

MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   GNMA pass-through certificates         21.37      $  163,731    $  166,516          6.74%
   FHLMC pass-through certificates        23.51         342,311       342,722          6.28
   FNMA pass-through certificates         30.04         608,842       615,794          6.60
   REMICs and CMOs:
         Agency issuance......            28.13       4,961,157     4,920,500          6.28
         Non-agency certificates          27.22       1,509,402     1,508,302          6.56
   Obligations of the U.S.
      Government and agencies..           15.13         462,302       467,199          6.73
   Corporate debt..............           28.98          21,048        20,726          7.43
   Asset-backed securities.....           16.32          15,815        15,824          6.09
   Equity securities (1).......               -         127,613       128,939          5.38
   Other securities............            0.76           9,991         9,922          5.55
                                                     ----------    ----------
      TOTAL SECURITIES
        AVAILABLE-FOR-SALE:               26.56      $8,222,212    $8,196,444          6.38%
                                                     ==========    ==========

MORTGAGE-BACKED  AND OTHER
 SECURITIES HELD-TO-MATURITY:
   GNMA pass-through certificates         11.36      $   53,455    $   55,577          8.06%
   FHLMC pass-through certificates         9.84          14,738        15,227          8.26
   FNMA pass-through certificates         13.54          15,954        16,089          6.39
   REMICs and CMOs:
         Agency issuance.......           19.43         785,314       787,603          6.58
         Non-agency issuance ..           21.90         267,338       266,649          6.15
   Obligations of the U.S.
      Government and agencies..           14.59         925,074       935,358          7.42
   Obligations of states and
      political subdivisions...           18.49          46,938        46,937          6.51
                                                     ----------    ----------
      TOTAL SECURITIES
         HELD-TO-MATURITY:                17.28      $2,108,811    $2,123,440          6.94%
                                                     ==========    ==========

(1) As equity securities have no maturities, they are classified in the more than ten year category. Equity securities include FNMA and FHLMC preferred stock which had a book and market value of $127,515 and $128,840, respectively, at December 31, 1998.

LOAN PORTFOLIO

     LOAN PORTFOLIO COMPOSITION

    The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                           AT DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                              1998                    1997                    1996                    1995
                                     ---------------------   ---------------------   ---------------------   --------------------
                                                   PERCENT                 PERCENT                 PERCENT                PERCENT
                                                      OF                      OF                      OF                     OF
(DOLLARS IN THOUSANDS)                 AMOUNT       TOTAL      AMOUNT       TOTAL      AMOUNT       TOTAL      AMOUNT      TOTAL
                                       ------       -----      ------       -----      ------       -----      ------      -----
MORTGAGE LOANS (GROSS)(1):
One-to-four family ..............    $7,857,964     87.37%   $6,904,114     86.37%   $5,107,371     88.32%   $3,571,222    86.13%
Multi-family ....................       452,854      5.03       377,292      4.72       201,719      3.49       145,652     3.51
Commercial real estate ..........       453,973      5.05       456,194      5.70       245,584      4.24       221,533     5.34
                                     ----------     -----    ----------     -----    ----------     -----    ----------    -----
       Total mortgage loans .....     8,764,791     97.45     7,737,600     96.79     5,554,674     96.05     3,938,407    94.98
                                     ----------     -----    ----------     -----    ----------     -----    ----------    -----

CONSUMER AND OTHER LOANS (GROSS):
    Home equity .................       142,437      1.58       130,665      1.63       105,475      1.82        88,508     2.13
    Passbook ....................         6,653      0.07         7,207      0.09         6,497      0.11         5,564     0.13
    Home Improvement ............         5,992      0.07         8,283      0.11        10,133      0.18        12,354     0.30
    Student (2) .................         4,118      0.05        13,212      0.17         9,904      0.17         5,739     0.14
    Line of Credit, Overdraft ...        24,846      0.28        37,057      0.46        40,734      0.70        48,288     1.16
    Credit card .................            --     --               --     --            8,431      0.15         8,578     0.21
    Other .......................        39,758      0.44        51,800      0.65        37,333      0.65        27,573     0.67
    Commercial ..................         5,573      0.06         8,136      0.10         9,826      0.17        11,649     0.28
                                     ----------     -----    ----------     -----    ----------     -----    ----------    -----
       Total other loans ........       229,377      2.55       256,360      3.21       228,333      3.95       208,253     5.02
                                     ----------     -----    ----------     -----    ----------     -----    ----------    -----

TOTAL LOANS .....................     8,994,168    100.00%    7,993,960    100.00%    5,783,007    100.00%    4,146,660   100.00%
                                      ---------    ======     ---------    ======     ---------    ======     ---------   ======

LESS:
    Unearned discounts, premiums
       and deferred loan fees, net       32,463                  26,638                   1,127                 (11,051)
    Allowance for loan losses           (74,403)                (73,920)                (48,001)                (47,853)
                                     ----------              ----------              ----------              ----------
TOTAL LOANS, NET                     $8,952,228              $7,946,678              $5,736,133              $4,087,756
                                     ==========              ==========              ==========              ==========






                                           AT DECEMBER 31,
                                      -----------------------
                                                1994
                                      -----------------------
                                                      PERCENT
                                                         OF
(DOLLARS IN THOUSANDS)                  AMOUNT         TOTAL
                                        ------         -----
MORTGAGE LOANS (GROSS)(1):
One-to-four family ..............     $2,735,422       83.42%
Multi-family ....................        138,559        4.23
Commercial real estate ..........        192,290        5.86
                                      ----------      ------
       Total mortgage loans .....      3,066,271       93.51
                                      ----------      ------

CONSUMER AND OTHER LOANS (GROSS):
    Home equity .................         72,798        2.22
    Passbook ....................          4,903        0.15
    Home Improvement ............         14,051        0.43
    Student (2) .................         17,753        0.54
    Line of Credit, Overdraft ...         52,099        1.59
    Credit card .................          8,635        0.26
    Other .......................         27,861        0.85
    Commercial ..................         14,722        0.45
                                      ----------      ------
       Total other loans ........        212,822        6.49
                                      ----------      ------

TOTAL LOANS .....................      3,279,093      100.00%
                                       ---------      ======

LESS:
    Unearned discounts, premiums
       and deferred loan fees, net       (17,643)
    Allowance for loan losses            (47,914)
                                      ----------
TOTAL LOANS, NET                      $3,213,536
                                      ==========

(1) These amounts include $212.9 million, $163.7 million, $58.5 million, $49.9 million and $8.0 million of mortgage loans held-for-sale at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(2) Includes $252,000, $108,000 and $30,000 of student loans held-for-sale at December 31, 1997, 1996 and 1995, respectively. There were no student loans held-for-sale at December 31, 1998 and 1994.

LOAN MATURITY, REPRICING AND ACTIVITY

          The following table shows the maturity of the Company's loans receivable held-for-investment at December 31, 1998. The table does not include the effect of prepayments or scheduled principal amortization.

                                                                            AT DECEMBER 31, 1998
                                             --------------------------------------------------------------------------------------
                                                                                                                        TOTAL LOANS
                                                 ONE-TO                                             CONSUMER             RECEIVABLE
                                                 -FOUR           MULTI-          COMMERCIAL           AND                HELD-FOR-
(In Thousands)                                   FAMILY          FAMILY          REAL ESTATE         OTHER              INVESTMENT
                                                 ------          ------          -----------         -----              ----------
Amounts due:
   Within one year.....................       $    7,967        $ 16,583          $111,133         $ 38,294            $  173,977

   After one year:
     One to three years................           55,793          23,877            69,856           21,012               170,538
     Three to five years...............          165,339          24,011            53,802           52,720               295,872
     Five to ten years ................          463,308         136,752           112,550           27,413               740,023
     Ten to twenty years ..............        2,197,592         234,225            91,381           50,610             2,573,808
     Over twenty years ................        4,756,642          17,406            13,665           39,328             4,827,041
                                              ----------        --------          --------         --------             ---------
       Total due after one year                7,638,674         436,271           341,254          191,083             8,607,282
                                              ----------        --------          --------         --------             ---------
Total amounts due......................       $7,646,641        $452,854          $452,387         $229,377             8,781,259
                                              ==========        ========          ========         ========             =========

   Unearned discounts, premiums
     and deferred loan fees, net                                                                                           32,463
   Allowance for loan losses                                                                                              (74,403)
                                                                                                                       ----------
Loans receivable held-for-investment, net                                                                              $8,739,319
                                                                                                                       ==========


The following table sets forth at December 31, 1998, the dollar amount of all loans receivable held-for-investment due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                               DUE AFTER DECEMBER 31, 1999
                                                             ----------------------------------------------------------------
(In Thousands)                                                  FIXED                   ADJUSTABLE                     TOTAL
                                                                -----                   ----------                     -----
Mortgage Loans:
   One-to-four family..................................       $2,187,784                $5,450,890                  $7,638,674
   Multi-family........................................          139,956                   296,315                     436,271
   Commercial real estate..............................          152,315                   188,939                     341,254
Consumer and Other Loans...............................           75,762                   115,321                     191,083
                                                              ----------                ----------                  ----------
   Total loans receivable held-for-investment..........       $2,555,817                $6,051,465                  $8,607,282
                                                              ==========                ==========                  ==========

         The following table sets forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                               1998                 1997               1996
                                               ----                 ----               ----
(IN THOUSANDS)
MORTGAGE LOANS (GROSS):
 At beginning of year ..............        $ 7,737,600         $ 5,554,674         $ 3,938,407
    Mortgage loans originated:
      One-to-four family ...........          4,747,609           3,292,451           1,894,674
      Multi-family .................            158,849             120,874              76,319
      Commercial ...................             92,666              61,197              60,841
                                            -----------         -----------         -----------
    Total mortgage loans originated           4,999,124           3,474,522           2,031,834
                                            -----------         -----------         -----------

    Purchases of mortgage loans:

      Bulk purchases ...............                 --                  --              60,228
      Third party loan origination
        program (1) ................            187,519             562,408           1,205,198
    Loans from acquired institutions                 --             872,970                  --
    Sales of mortgage loans ........         (1,428,646)           (969,187)           (658,804)
    Transfer of loans to REO .......            (14,350)            (15,775)            (16,843)
    Principal repayments ...........         (2,349,832)         (1,056,003)           (638,687)
    Loans charged off ..............             (8,148)             (5,120)             (7,873)
    Securitized loans ..............           (387,071)           (680,889)           (358,786)
    Adjustment to conform fiscal
       year of LIB to the Company ..             28,595                  --                  --
                                            -----------         -----------         -----------
 At end of year (2) ................        $ 8,764,791         $ 7,737,600         $ 5,554,674
                                            ===========         ===========         ===========

CONSUMER AND OTHER LOANS (GROSS):
 At beginning of year ..............        $   256,360         $   228,333         $   208,253
    Other loans originated .........            114,433             123,176             125,542
    Purchases ......................              6,008              18,190                  --
    Loans from acquired institutions                 --               8,208                  --
    Sales of other loans ...........            (17,618)            (14,369)             (4,388)
    Transfer of loans to REO .......                (67)                 --                (211)
    Principal repayments ...........           (131,707)           (102,577)            (96,044)
    Loans charged off ..............             (3,809)             (4,601)             (4,819)
    Adjustment to conform fiscal
       year of LIB to the Company ..              5,777                  --                  --
                                            -----------         -----------         -----------
 At end of year (3) ................        $   229,377         $   256,360         $   228,333
                                            ===========         ===========         ===========

(1) All third party loan originations for the years ended December 31, 1998, 1997 and 1996 were predominantly secured by one-to-four family properties.
(2) Includes $212.9 million, $163.7 million and $58.5 million in real estate loans held-for-sale at December 31, 1998, 1997 and 1996, respectively.
(3) Includes $0, $252,000 and $108,000 in student loans held-for-sale at December 31, 1998, 1997 and 1996, respectively.

DELINQUENT LOANS AND CLASSIFIED ASSETS.

         Information regarding delinquent loans and non-performing assets appears under Item 7, "MD&A - Asset Quality."

         The following table sets forth at December 31, 1998, the Company's carrying value of the assets, exclusive of general valuation allowances, classified as substandard or doubtful, or categorized as special mention:

                                             SPECIAL MENTION             SUBSTANDARD                   DOUBTFUL
(Dollars in Thousands)                      NUMBER       AMOUNT       NUMBER       AMOUNT         NUMBER     AMOUNT
                                            ------       ------       ------       ------         ------     ------
LOANS:
    One-to-four family................         1        $   166          732      $ 91,695           8       $  476
    Multi-family......................         9          4,290           21         4,245           -            -
    Commercial .......................        21         21,291           30        26,970           1          572
    Consumer and other loans .........         -              -          279         6,010           1            2
                                              --        -------        -----      --------          --       ------
       Total..........................        31         25,747        1,062       128,920          10        1,050
                                              --        -------        -----      --------          --       ------

REAL ESTATE OWNED AND INVESTMENTS
 IN REAL ESTATE:
    One-to-four family................         -              -           74         6,364           -            -
    Multi-family......................         -              -            1            33           -            -
    Commercial........................         -              -            3         4,269           -            -
                                              --        -------        -----      --------          --       ------
       Total..........................         -              -           78        10,666           -            -
                                              --        -------        -----      --------          --       ------
TOTAL ................................        31        $25,747        1,140      $139,586          10       $1,050
                                              ==        =======        =====      ========          ==       ======


Note:  There were no assets classified as loss at December 31, 1998.

DEPOSITS

The following table presents the deposit activity of the Company for the years indicated:

                                                    YEAR ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                   1998                  1997                1996
                                         ----                  ----                ----
Opening balance ..............        $ 9,951,421          $ 8,146,103          $ 7,836,950
Net withdrawals ..............           (694,666)            (167,537)             (38,109)
Interest credited ............            399,602              371,543              347,262
Deposits assumed from acquired
   institution ...............                 --            1,601,312                   --
Adjustment to conform fiscal
   year of LIB to the Company              11,929                   --                   --
                                      -----------          -----------          -----------
Ending balance ...............        $ 9,668,286          $ 9,951,421          $ 8,146,103
                                      ===========          ===========          ===========
Net (decrease) increase ......        $  (283,135)         $1,805,318$              309,153
                                      ===========          ===========          ===========
Percentage (decrease) increase              (2.85)%              22.16%                3.94%


         The following table sets forth the maturity periods of the Company's certificate of deposit accounts in amounts of $100,000 or more at December 31, 1998.

                                                                      AMOUNT
                                                                  (IN THOUSANDS)
MATURITY PERIOD
   Three months or less................................              $152,158
   Over three through six months                                      133,182
   Over six through twelve months                                     126,668
   Over twelve months..................................               156,724
                                                                     --------
           Total.......................................              $568,732
                                                                     ========

         The following table sets forth the distribution of the Company's average deposit balances for the periods indicated and the weighted average nominal interest rates on each category of deposit presented.

                                                              Year Ended December 31,
                                    -----------------------------------------------------------------------------
                                                  1998                                    1997
                                    ------------------------------------   --------------------------------------
                                                             (Dollars in Thousands)
                                                                Weighted                                 Weighted
                                                   Percent       Average                    Percent       Average
                                       Average     Of Total      Nominal     Average        Of Total      Nominal
                                       Balance     Deposits       Rate       Balance        Deposits        Rate
                                       -------     --------       ----       -------        --------        ----
Savings ..........................   $2,889,510     29.45%        2.47%     $2,560,738        29.59%        2.75%
NOW ..............................      130,476      1.33         1.29         105,930         1.22         1.51
Money market .....................      729,106      7.43         4.31         484,599         5.60         4.08
Money manager ....................      366,957      3.74         1.25         312,662         3.61         1.56
Non-interest bearing .............      399,568      4.07        --            263,436         3.05        --
                                     ----------     -----                   ----------        -----
       Total .....................    4,515,617     46.02         2.42       3,727,365        43.07         2.60
                                     ----------     -----                   ----------        -----            -

Certificates of Deposit(1):

   Within one year ...............    2,096,650     21.37         4.52       1,420,788        16.42         4.97
   One to three years ............    1,922,096     19.58         5.65       2,266,128        26.18         5.75
   Three to five years ...........    1,085,050     11.06         6.14       1,047,035        12.10         6.16
   Five or more years ............       71,595      0.73         6.20          77,670         0.90         6.05
   Jumbo .........................      121,918      1.24         4.85         114,867         1.33         5.09
                                     ----------     -----                   ----------        -----
       Total .....................    5,297,309     53.98         5.40       4,926,488        56.93         5.60
                                     ----------     -----                   ----------        -----

        Total deposits ...........   $9,812,926    100.00%                  $8,653,853       100.00%
                                     ==========    ======                   ==========       ======




                                                      1996
                                      ------------------------------------
                                                                  Weighted
                                                     Percent       Average
                                        Average      of Total      Nominal
                                        Balance      Deposits        Rate
                                        -------      --------        ----
Savings ..........................    $2,497,554     30.98%         2.76%
NOW ..............................       201,847      2.50          2.07
Money market .....................       379,901      4.71          3.39
Money manager ....................       193,124      2.40          2.02
Non-interest bearing .............       193,927      2.41         --
                                      ----------     -----
       Total .....................     3,466,353     43.00          2.60
                                      ----------     -----

Certificates of Deposit(1):

   Within one year ...............     1,445,676     17.93          4.77
   One to three years ............     1,958,650     24.30          5.72
   Three to five years ...........       971,659     12.05          6.21
   Five or more years ............        92,179      1.14          6.13
   Jumbo .........................       126,970      1.58          5.09
                                      ----------     -----
       Total .....................     4,595,134     57.00          5.52
                                      ----------     -----

        Total deposits ...........    $8,061,487    100.00%
                                      ==========    ======

(1)   Terms indicated are original, not term remaining to maturity.

          The following table presents, by rate categories, the balances of the Company's certificates of deposit outstanding at December 31, 1998, 1997 and 1996, and the remaining periods to maturity of the certificate of deposit accounts outstanding at December 31, 1998:

                                        Period to maturity from December 31, 1998                         At December 31,
                                  Within       One to two     Two to three     Over three
(In Thousands)                   one year         years           years           years         1998           1997          1996
                                 --------         -----           -----           -----         ----           ----          ----
CERTIFICATES OF DEPOSIT:
  3.99% or less...............  $   267,690     $      -        $     78        $      -     $  267,768    $  270,026    $  275,110
  4.00% to 4.99%..............    1,376,445       80,699           7,788          15,309      1,480,241       430,877       628,058
  5.00% to 5.99%..............    1,588,729      462,697         103,215          71,744      2,226,385     3,497,581     2,539,356
  6.00% to 6.99%..............      367,505      170,183         215,450         210,415        963,553     1,270,595     1,154,078
  7.00% and over  ............          675      104,130               -               -        104,805       163,904       136,939
                                -----------     --------        --------        --------     ----------    ----------    ----------
                    Total.....  $ 3,601,044     $817,709        $326,531        $297,468     $5,042,752    $5,632,983    $4,733,541
                                ===========     ========        ========        ========     ==========    ==========    ==========

BORROWINGS

        The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

                                                                                     AT OR FOR THE YEARS ENDED DECEMBER 31,
         (DOLLARS IN THOUSANDS)                                                     1998             1997              1996
                                                                                    ----             ----              ----
         FHLB-NY ADVANCES:
           Average balance..............................................        $   360,233      $   369,374       $   206,280
           Maximum balance outstanding at any month
               end during the year......................................          1,210,170          426,932           266,562
           Balance outstanding at end of year...........................          1,210,170          423,136           266,514
           Weighted average interest rate during the year                              5.78%            6.00%             6.25%
           Weighted average interest rate at end of the year                           4.94             6.16              6.13

         REVERSE REPURCHASE AGREEMENTS:
           Average balance .............................................         $5,767,274       $3,334,692        $2,419,934
           Maximum balance of outstanding agreements at any
             month end during the year..................................          7,491,800        3,896,165         2,645,000
           Balance outstanding at end of year...........................          7,291,800        3.896,165         2,645,000
           Weighted average interest rate during the year ..............               5.50%            5.73%             5.61%
           Weighted average interest rate at end of the year ...........               5.27             5.78              5.61

         OTHER BORROWINGS:
           Average balance..............................................        $   514,945      $   259,256      $     46,883
           Maximum balance outstanding at any month
              end during the year.......................................            566,697          462,758           181,370
           Balance outstanding at end of year...........................            520,827          454,936           178,023
           Weighted average interest rate during the year ..............               6.66%            6.44%             6.11%
           Weighted average interest rate at end of the year ...........               6.66             6.66              6.00

         TOTAL BORROWINGS:
           Average balance .............................................         $6,642,452       $3,963,322        $2,673,097
           Maximum balance outstanding at any month
               end during the year......................................          9,022,797        4,774,237         3,089,537
           Balance outstanding at end of year...........................          9,022,797        4,774,237         3,089,537
           Weighted average interest rate during the year ..............               5.61%            5.77%             5.67%
           Weighted average interest rate at end of the year ...........               5.31             5.90              5.68


Item 2.  PROPERTIES

         At December 31, 1998, the Company operated 96 full-service banking offices, of which 53 were owned and 43 were leased. During February 1999, the Company closed five of the former LIB's banking offices and opened one additional banking office. At December 31, 1998, the Company owned its principal executive offices and leased the office for its mortgage operations, both located in Lake Success, New York. In February 1999, the Company purchased the office for its mortgage operations.

         For further information regarding the Company's lease obligations, see
Note 11 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

         In addition, at December 31, 1998, the Company owned the former main operating headquarters of LIB located in Melville, New York. The Company has abandoned this facility and intends to sell this facility by December 31, 1999. Also, at December 31, 1998, the Company leased and sub-leased its previous mortgage operating facility in Mineola, New York and abandoned this facility on February 1, 1999. For additional information on these facilities, see Note 2 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS

         On February 27, 1998 a class action complaint against LIB and the members of the Board of Directors of LIB was filed in the Chancery Court of Delaware. The lawsuit is entitled Miriam Simon and Stewart Simon vs. Long Island Bancorp, Inc., et al. The complaint (the "Simon Complaint") alleges that on February 25, 1998 it was announced that the Company made an offer to acquire LIB for $55 per share and that LIB made a counteroffer of $60 per share. The complaint alleges that the alleged counterproposal capped the bidding price for LIB's shares and impeded maximization of shareholder value. The complaint further alleges that the directors violated their fiduciary duties because they failed to 1) undertake an adequate evaluation of LIB's worth as a potential merger/acquisition candidate, 2) take adequate steps to enhance LIB's value as a merger/acquisition candidate, or 3) effectively expose LIB to the marketplace to create an active and open auction of LIB. The complaint seeks a judgment 1) enjoining the directors to maximize shareholder value and consider and negotiate all bona fide offers, 2) compensating class members for losses and damages suffered, and 3) awarding plaintiffs costs and attorneys' fees.

         On March 6, 1998 a class action complaint against LIB and the members of the Board of Directors of LIB was filed in the Chancery Court of Delaware. The lawsuit is entitled Murray Zucker and Deborah Dyckman vs. Long Island Bancorp, Inc., et al. An amended complaint was filed in the action on April 6, 1998. The amended complaint alleges that the transaction encompassed by the merger agreement between LIB and AFC is unfair to LIB's shareholders, does not reflect the intrinsic value of LIB's assets, as allegedly reflected by a competing offer to acquire LIB by North Fork Bancorporation, and is the result of unfair dealing by the individual defendants in an attempt to benefit themselves. The amended complaint alleges further, inter alia, that the transaction breaches the individual defendants' fiduciary duties to take all necessary steps to ensure that the stockholders will receive the maximum value realizable for their shares, including the implementation of a bidding mechanism to foster a fair auction of LIB to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent value to the plaintiffs and the class. The amended complaint seeks injunctive relief and the costs and disbursements of the action, including attorneys' and expert fees.

         On March 13, 1998 a class action complaint was filed in Delaware Chancery Court against LIB and the Board of Directors of LIB. This complaint is entitled Lawrence Berman vs. John J. Conefry, Jr., et al. The complaint is substantially similar to the Simon Complaint and alleges that the Company made an informal offer of $55 per share for LIB and LIB replied with a counterproposal of $60 per share. The complaint further alleges, inter alia, that defendants breached their fiduciary duties by capping the price of LIB without taking all appropriate steps to initiate a market check or auction and maximize shareholder value. The complaint seeks injunctive relief, damages in an unstated amount, and costs and disbursements, including attorneys' and expert fees.

         The three cases were consolidated under the Murray Zucker and Deborah Dyckman vs. Long Island Bancorp, Inc., et al. heading and a stipulation was entered extending the defendants' time to answer indefinitely. Following December 31, 1998, the plaintiffs offered to stipulate with the Defendants that the actions be dismissed without payment or compensation. AFC, as successor to LIB, has agreed to such offer.

         On March 24, 1994, LISB received notice that it had been named as a defendant in a class action lawsuit filed in the United States District Court for the Eastern District of New York against James J. Conway, Jr., former Chairman and Chief Executive Officer of LISB who resigned from LISB in June 1992, his former law firm, certain predecessor firms of that law firm, certain partners of that law firm and LISB.

The lawsuit is entitled Ronnie Weil Also Known as Ronnie Moore, for Herself and on Behalf of All Other Persons Who Attained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al. The complaint alleges that the defendants caused mortgage loan commitments to be issued to mortgage loan borrowers, and submitted legal invoices to the borrowers at the closing of mortgage loans, which falsely represented the true legal fees charged for representing LISB in connection with the mortgage loans and failed to advise that a part of the listed legal fee would be paid to Mr. Conway, thereby defrauding the borrowers. The complaint does not specify the amount of damages sought.

         On or about June 9, 1994, the Bank was served with an Amended Summons and Amended Complaint adding LISB's directors as individual defendants. On or about July 29, 1994, LISB and the individual director defendants served on plaintiffs a motion to dismiss the Amended Complaint. On or about August 29, 1994, the plaintiffs served papers in response to the motion. The remaining schedule on the motion was been held in abeyance pending certain discovery.

         On January 4, 1999, the Company was served with a second amended complaint alleging essentially the same claims and adding as additional defendants, the Company and the Association, as successor to LISB, and certain members of Mr. James J. Conway, Jr.'s family. The second amended complaint seeks damages of at least $11 million trebled. On or about February 22, 1999, the Company, the Association, for themselves and on behalf of LISB, and the individual directors of LISB filed a motion to dismiss the second amended complaint.

         Management believes that the likelihood is remote that this case will have a material adverse impact on the Company's consolidated financial condition and results of operations.

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

         On September 2, 1997, plaintiffs filed an amended complaint and an Application for a preliminary injunction (the "Application"). An evidentiary hearing on plaintiffs' Application was held on September 10, 1997. On September 22, 1997, the Court issued a written decision denying plaintiffs' Application in all respects. Upon stipulation of the parties, all claims against the non-director, executive officers of The Greater, except one, were dismissed. The remaining defendants moved to dismiss the amended complaint. On June 1, 1998 the Court granted defendant's motion to dismiss the amended complaint without prejudice. On or about July 1, 1998, the plaintiffs filed a pleading styled "Second Amended Class Action Complaint," without making a formal motion for leave to amend. The defendants, which include The Greater, the Association, the Company and the directors of The Greater, moved, on or about July 21, 1998, to strike the complaint or in the alternative to deny leave to amend or to dismiss it for failure to state a claim on which relief may be granted. On July 27, 1998, the Court notified the parties that the plaintiffs' letter to the Court dated July 1, 1998 accompanying the amended complaint would be deemed a motion for leave to file an amended complaint and that defendants' motions would be treated as opposition to plaintiffs' request for leave. The motion was argued before the Court on October 21, 1998 and after supplemental submissions by the parties, the Court on January 25, 1999 dismissed the second amended complaint in all respects.

         On or about February 18, 1999, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from each and every part of: (1) the lower court's January 25, 1999 decision dismissing the second amended complaint and the corresponding judgment entered pursuant thereto; (2) the lower court's June 1, 1998 decision dismissing the first amended complaint and the corresponding judgment entered pursuant thereto; and (3) such and further orders or decisions for which error may be assigned, including any error of law contained in the lower court's September 22, 1997 decision denying the Application.

         The Company believes the allegations made in the second amended complaint in the Federal Action are without merit and intends to aggressively defend its interests with respect to such matters.

         On August 15, 1989 LISB, and its former wholly owned subsidiary, The Long Island Savings Bank of Centereach, FSB ("Centereach"), filed suit against the United States seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the 1983 assistance agreement between LISB and the Federal Savings and Loan Insurance Corporation pursuant to which LISB acquired Centereach ("Assistance Agreement"). The Assistance Agreement, among other things, provided for the inclusion of supervisory goodwill as an asset on Centereach's balance sheet to be included in capital and amortized over 40 years for regulatory purposes.

         The suit is pending before Chief Judge Loren Smith in the United States Court of Federal Claims and is entitled The Long Island Savings Bank, FSB et al. vs. The United States (the "LISB Goodwill Litigation").

         Similarly, on July 21, 1995, the Association commenced an action, Astoria Federal Savings and Loan Association vs. United States, (the "Astoria Goodwill Litigation") in the United States Court of Federal Claims against the United States seeking in excess of $250 million in damages arising from the government's breach of an assistance agreement entered into by the Association's predecessor in interest, Fidelity New York, FSB, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association, and the government's subsequent enactment and implementation of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989. In addition to its breach of contract claim, the Association's complaint also asserts claims based on promissory estoppel, failure of consideration and frustration of purpose, and a taking of the Association's property without just compensation in violation of the Fifth Amendment to the United States Constitution.

   Both the LISB Goodwill Litigation and the Astoria Goodwill Litigation had been stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases (the "Winstar Cases"). On July 1, 1996, the Supreme Court ruled in the Winstar Cases that the government had breached its contracts in the Winstar Cases and was liable in damages for those breaches.

   On September 18, 1996, Judge Smith issued an Omnibus Management Order ("Case Management Order") applicable to all Winstar-related cases. The Case Management Order addresses certain timing and procedural matters with respect to the administration of the Winstar-related cases, including organization of the parties, initial discovery, initial determinations regarding liability, and the resolution of certain common issues. The Case Management Order provides that the parties will attempt to agree upon a Master Litigation Plan, which may be in phases, to govern all further proceedings, including the resolution of common issues (other than common issues covered by the Case Management Order), dispositive motions, trials, discovery schedules, protocols for depositions, document production, expert witnesses, and other matters.

         On November 1, 1996, LISB filed a motion for partial summary judgment against the government on the issues of whether LISB had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government responded in the LISB Goodwill Litigation that if the Court will not consider case specific facts, then it has no defense to LISB's motion. The government further indicated that if the Court will consider case specific facts, then it asserts among other things that there are factual issues in dispute concerning the assistance agreement regarding Centereach which render the granting of partial summary judgment inappropriate. LISB's motion for partial summary judgment remains pending before the Court. The Court has not yet ruled on the motion in the LISB Goodwill Litigation.

         On November 6, 1996, the Association also moved for partial summary judgment against the government on the issues of whether Fidelity had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government contested such motion and cross-moved for summary judgment seeking to dismiss the Association's contract claims.

         On August 7 and 8, 1997, the United States Court of Federal Claims heard oral arguments on 11 common issues raised by the government in the various partial summary judgment motions filed by the plaintiffs in the goodwill cases. The Court heard argument on these common issues in the context of 4 specific summary judgment motions, not including the LISB Goodwill Litigation or the Astoria Goodwill Litigation. In an opinion filed December 22, 1997, all such common issues were found in favor of the Plaintiffs and the government was ordered to show cause within 60 days why partial summary judgment should not be entered in all cases which have partial summary judgment motions pending, including the LISB Goodwill Litigation and the Astoria Goodwill Litigation.

          The government has responded in the Astoria Goodwill Litigation that if the Court will not consider case specific facts, then it has no defense to the Association's motion. The government further indicated that if the Court will consider case specific facts, then it asserts that the relevant portion of the Assistance Agreement with Fidelity did not authorize the use of its capital credit as a permanent addition to regulatory capital. In this response, the government did not raise any issues related to the supervisory goodwill portion of the Association's motion. The Association has responded to the government's response indicating in substance that the issue raised by the government was specifically addressed and decided by the United States Supreme Court in the Winstar Cases, that the contractual language in the Fidelity's Assistance Agreement and other operative documents is factually indistinguishable from that ruled upon in the Winstar Cases, and thus, that the Association's motion for partial summary judgment should be granted. The Association's response further requests reimbursement of the Association's attorneys' fees from the government for seeking to relitigate the capital credit issue. By motion dated July 16, 1998, the government moved to stay further proceedings related to the Association's motion which has been granted through April 5, 1999 for partial summary judgment. The Association's motion for partial summary judgment remains pending before the Court.

         Pursuant to the Case Management Order, the LISB Goodwill Litigation has been designated as one of the "First Thirty Cases". As a result of this designation, discovery is underway. Both sides have exchanged documents and directed interrogatories to each other which have been answered. The Company's attorneys have begun taking depositions of key former government regulators who had supervisory authority over LISB. The government has noticed depositions of 13 former LISB officers and employees which are to be taken in Spring 1999.

         The Court has indicated that it will issue its first ruling on damages in one of the Winstar Cases on April 9, 1999. The Company is unable to predict the outcome of its claims against the United States and the amount of damages that may be awarded to LISB or the Association, if any, in the event that judgments are rendered in LISB's or the Association's favor. Consequently, no assurances can be given as to the results of this claim or the timing of any proceedings in relation thereto.

         The costs incurred with respect to the LISB Goodwill Litigation and the Astoria Goodwill Litigation to date have not been material to the Company's results of operations. It is expected, however, that as these cases proceed through discovery, trial and possible appeal, the costs associated with them will accelerate significantly.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted during the quarter ended December 31, 1998 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ASFC." The table below shows the reported high and low closing price of the common stock during the periods indicated in 1998 and 1997.

                               1998                    1997
                         High        Low         High        Low
                         ----        ---         ----        ---
First Quarter           $62.50      $46.88      $43.13      $36.00
Second Quarter           62.38       51.56       47.50       34.75
Third Quarter            55.25       35.94       50.31       45.38
Fourth Quarter           48.13       30.13       58.13       50.75


        As of March 2, 1999, the Company had 4,724 shareholders of record. As of December 31, 1998, there were 54,655,095 shares of common stock outstanding.

        The following schedule summarizes the cash dividends paid per common share for 1998 and 1997:

                                      1998                           1997
                                      ----                           ----
           First Quarter             $0.20                           $0.11
           Second Quarter             0.20                            0.15
           Third Quarter              0.20                            0.15
           Fourth Quarter             0.20                            0.15


         On January 20, 1999, the Board of Directors declared a quarterly cash dividend of $0.24 per common share, payable on March 1, 1999, to common stockholders of record at the close of business on February 12, 1999. The Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon the Company's earnings, financial condition and other factors.

         The Company is subject to the laws of the state of Delaware which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

         The payment of dividends by the Company could be dependent, in large part, upon receipt of dividends from the Association. The Association is subject to certain restrictions which may limit its ability to pay dividends to the Company. See "Regulation and Supervision" in Item 1 and Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the liquidation accounts and regulatory capital requirements on the Association's ability to pay dividends. See "Regulation and Supervision" in Item 1 and Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" concerning the tax effect of paying a portion of the retained earnings for dividends rather than absorbing tax bad debt losses.

         Following the close of business on September 30, 1997, in connection with The Greater Acquisition, the Company issued 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") in exchange for all of the outstanding 12% Noncumulative Perpetual Preferred Stock, Series B of The Greater. The shares of the Series B Preferred Stock so issued were exempt from registration under the Securities Act pursuant to
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are selected consolidated financial and other data of the Company. This financial data is derived in part from, and should be read in conjunction with, the Company's consolidated financial statements and related notes. Following the close of business on September 30, 1998, Long Island Bancorp, Inc. ("LIB") was merged with and into the Company. The merger has been accounted for as a pooling-of-interests and, accordingly, the financial results for all periods reported have been restated to include LIB. See Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."


                                                                                   AT DECEMBER 31,
(IN THOUSANDS)                                          1998               1997           1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA:
Total assets                                           $20,587,741    $16,432,337    $12,586,694    $11,478,912     $9,133,804
Federal funds sold and repurchase
     agreements                                            266,437        110,550         89,480        110,100        324,140
Mortgage-backed and other securities
     available-for-sale                                  8,196,444      4,807,305      4,194,418      3,688,223      1,222,038
Mortgage-backed and other securities
     held-to-maturity                                    2,108,811      2,632,672      1,984,111      3,009,284      3,987,678
Loans held-for-sale                                        212,909        163,962         58,643         49,901          7,956
Loans receivable held-for-investment, net                8,739,319      7,782,716      5,677,490      4,037,855      3,205,580
Mortgage servicing rights, net                              50,237         41,789         29,687         11,328            759
Deposits                                                 9,668,286      9,951,421      8,146,103      7,836,950      6,848,467
Borrowed funds                                           9,022,797      4,774,237      3,089,537      2,338,366      1,091,871
Stockholders' equity                                     1,462,384      1,445,799      1,107,923      1,116,859      1,044,284


                                                                            FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1998               1997           1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Interest income                                        $ 1,224,448    $   978,155    $   842,469    $   755,896     $  573,483
Interest expense                                           775,465        603,591        501,343        433,294        280,302
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                        448,983        374,564        341,126        322,602        293,181
Provision for loan losses                                   15,380          9,061         10,163          8,477         15,688
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
     for loan losses                                       433,603        365,503        330,963        314,125        277,493
Non-interest income                                         60,528         61,477         50,674         37,391         29,887
Non-interest expense:
     General and administrative                            234,553        213,671        208,547        191,384        172,821
     Real estate operations and provision
        for real estate losses, net                         (1,854)         1,863         (6,643)        (2,963)         9,281
     Amortization of goodwill                               19,754         11,722          8,968          8,518          1,788
     Acquisition costs and restructuring charges           124,168              -              -              -              -
     SAIF recapitalization assessment                            -              -         47,202              -              -
-------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                 376,621        227,256        258,074        196,939        183,890
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes, extraordinary item
     and cumulative effect of accounting changes           117,510        199,724        123,563        154,577        123,490
Income tax expense                                          61,825         81,840         54,435         65,640         48,926
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
     effect of accounting changes                           55,685        117,884         69,128         88,937         74,564
Extraordinary item, net of tax                             (10,637)             -              -              -              -
Cumulative effect of accounting changes                          -              -              -              -          8,648
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                  45,048        117,884         69,128         88,937         83,212
Preferred dividends declared                                 6,000          1,500              -              -              -
-------------------------------------------------------------------------------------------------------------------------------
Net income available to common
     shareholders                                      $    39,048    $   116,384    $    69,128    $    88,937     $   83,212
===============================================================================================================================
Basic earnings per common share                        $      0.77    $      2.51    $      1.49    $      1.81     $     1.62
Diluted earnings per common share                      $      0.74    $      2.39    $      1.44    $      1.76     $     1.61

                                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                             1998           1997           1996            1995           1994
                                                             ----           ----           ----            ----           ----
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                                     0.25%          0.84%          0.58%           0.82%          0.95%
Return on average stockholders' equity                       3.02           9.83           6.27            8.25           9.29
Return on average common stockholders' equity                2.71           9.81           6.27            8.25           9.29
Return on average tangible stockholders' equity              3.65          11.16           6.95            9.16           9.35
Average stockholders' equity to average assets               8.13           8.56           9.18            9.89          10.23
Average tangible stockholders' equity
    to average tangible assets                               6.83           7.62           8.36            9.00          10.16
Stockholders' equity to total assets                         7.10           8.80           8.80            9.73          11.43
Core deposits to total deposits (1)                         47.84          43.40          41.89           43.65          50.34
Net interest spread                                          2.20           2.38           2.56            2.70           3.10
Net interest margin (2)                                      2.58           2.78           2.96            3.09           3.48
Operating income to average assets (3)                       0.27           0.34           0.36            0.33           0.32
General and administrative expense to average
     assets                                                  1.28           1.53           1.74            1.76           1.97
Efficiency ratio (4)                                        47.05          50.68          54.28           53.41          53.81
Average interest-earning assets to average
     interest-bearing liabilities                            1.09x          1.09x          1.09x           1.10x          1.11x
Book value per common share                               $ 25.84        $ 25.93        $ 22.24         $ 21.23        $ 19.02
Tangible book value per common share                        21.34          21.04          20.13           19.11          18.93
Cash dividends paid per common share                         0.80           0.56           0.43            0.20              -
Dividend payout ratio                                      108.11%         23.43%         29.86%          11.36%             -

ASSET QUALITY RATIOS:
Non-performing loans to total loans (5)(6)                   1.23           1.12           1.50            2.42           3.69
Non-performing loans to total assets (5)(6)                  0.54           0.55           0.69            0.87           1.32
Non-performing assets to total assets (6)(7)                 0.58           0.70           0.87            1.15           1.69
Allowance for loan losses to non-performing loans           66.99          82.23          55.41           47.78          39.58
Allowance for loan losses to non-accrual loans              70.00          86.79          60.58           50.72          43.14
Allowance for loan losses to total loans                     0.83           0.93           0.83            1.15           1.46

OTHER DATA:
Number of deposit accounts                                980,307      1,044,390        858,030         830,898        689,824
Mortgage loans serviced for others (in thousands)      $4,944,176     $4,690,746     $3,791,920      $2,687,797     $1,741,669
Number of full service banking offices (8)                     96             96             82              82             65
Regional lending offices                                       12             22             25              16              5

OTHER NON-GAAP DISCLOSURES (9)
Return on average assets                                     0.79%          0.84%          0.81%           0.82%          0.95%
Cash return on average assets (10)                           1.05           1.09           1.04            1.01           1.07
Return on average stockholders' equity                       9.76           9.83           8.76            8.25           9.29
Cash return on average stockholders' equity (10)            12.86          12.77          11.35           10.22          10.51
Return on average common stockholders' equity                9.68           9.81           8.76            8.25           9.29
Cash return on average common stockholders'
      equity (10)                                           12.89          12.78          11.35           10.22          10.51
Return on average tangible stockholders' equity             11.78          11.16           9.71            9.16           9.35
Cash return on average tangible
     stockholders' equity (10)                              15.53          14.49          12.57           11.34          10.58
Cash general and administrative expense to average
     assets (11)                                             1.18           1.39           1.59            1.64           1.87
Cash efficiency ratio (4)(11)                               43.40          46.09          49.67           49.95          50.96

(1) Core deposits are comprised of savings, money market, money manager and NOW accounts.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) Operating income represents total non-interest income less net gains on sales of securities. Operating income totaled $49.6 million, $47.1 million, $43.1 million, $35.7 million and $28.0 million for 1998, 1997, 1996, 1995 and 1994, respectively.
(4) Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus operating income.
(5) Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest payments.
(6) Non-performing loans and assets exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $6.9 million, $9.1 million, $11.8 million, $12.1 million and $12.8 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.
(7) Non-performing assets consist of all non-performing loans, real estate owned and investments in real estate, net.
(8)  As of February 28, 1999, the number of banking offices totaled 92.
(9) The information presented is not in conformity with GAAP. The following infrequently occurring items have been excluded from the return calculations: For 1998, $89.7 million, after tax, for costs associated with the acquisition of LIB and $10.6 million, after tax, of other infrequently occurring charges. For 1996, $27.6 million, after tax, special assessment for the recapitalization of the SAIF was excluded. This information is being presented since management of the Company considers it a more accurate presentation of the Company's actual results of operations.
(10) Excludes non-cash charge for amortization of goodwill and amortization relating to allocation of Employee Stock Ownership Plan ("ESOP") stock and earned portion of the Recognition and Retention Plan ("RRP") stock, and related tax benefit.
(11) Excludes non-cash charge for amortization relating to allocation of ESOP stock and earned portion of RRP stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto presented elsewhere in this report.

GENERAL

The Company is headquartered in Lake Success, New York and its principal business consists of the operation of its wholly-owned subsidiary, the Association. The Association's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family residential mortgage loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and federal agencies and other securities.

The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income is also affected by its provision for loan losses, non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expenses, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations and provision for real estate losses and amortization of goodwill. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

MERGERS AND ACQUISITIONS

The Company continues to consider merger and acquisition activity as an integral part of its strategic objective for its long-term growth. Since its incorporation in 1993, the Company has been successful in expanding its operations through business combinations with other financial institutions as follows:

Long Island Bancorp, Inc. Acquisition

Following the close of business on September 30, 1998, the Company completed the acquisition of LIB, the holding company of LISB, a federally chartered savings bank, with LIB merging with and into the Company and LISB merging with and into the Association. The transaction was accounted for as a pooling-of-interests. Accordingly, the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation, were recorded by the Company. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share ("LIB Common Stock"), received 1.15 shares of the Company's common stock, par value $.01 per share ("Common Stock"), for each share of LIB Common Stock resulting in the issuance of 27,876,636 shares of Common Stock. As a result of the completion of the LIB Acquisition, after the close of business on September 30, 1998, the Company had total assets of $19.22 billion, total deposits of $9.68 billion and total stockholders' equity of $1.45 billion.

LIB's fiscal year had been as of and for the year ended September 30, whereas the Company utilizes a calendar year basis. LIB's financial results for 1998 have been conformed to the calendar year reporting period of the Company. All prior year consolidated financial results of the Company have been restated and combine the Company with LIB utilizing their respective fiscal reporting periods. As a result, LIB's operating results for the three-month period ended December 31, 1997 have been set forth separately as a component of consolidated stockholders' equity and are not included in the Company's consolidated statements of operations.

The Greater Acquisition

Following the close of business on September 30, 1997, the Company completed the acquisition of The Greater, by merger of The Greater with and into the Association, in a transaction ("The Greater Acquisition"), that was accounted for as a purchase. Pursuant to the terms of The Greater Acquisition, stockholders of The Greater received 0.50 shares of Common Stock per share of The Greater's common stock for 75% of the shares of The Greater's common stock outstanding and $19.00 per share of The Greater's common stock for the remaining 25% of the shares of The Greater's common stock outstanding. In addition, the Company issued 2,000,000 shares of Series B Preferred Stock, in exchange for all of the outstanding 12% Noncumulative Perpetual Preferred Stock, Series B of The Greater. The total consideration paid in The Greater Acquisition was $399.5 million, which included $38.2 million of transaction costs. The addition of The Greater's fourteen banking offices, and two new offices opened shortly after The Greater Acquisition, provided the Company a substantial market presence in Brooklyn, New York. At December 31, 1998, the remaining goodwill balance generated in the transaction was $159.5 million.

The Fidelity Acquisition

Following the close of business on January 31, 1995, the Company completed the acquisition of Fidelity in a transaction which was accounted for as a purchase. At December 31, 1998, the remaining goodwill balance generated in the transaction was $82.9 million.

Liquidity and Capital Resources

The Company's primary source of funds is cash provided by investing activities, which includes principal and interest payments on loans, mortgage-backed securities and other securities. During the years ended December 31, 1998 and 1997, principal payments on loans, mortgage-backed securities and proceeds from maturities of other securities totaled $6.05 billion and $2.40 billion, respectively. During the year ended December 31, 1998, the Company received $1.92 billion of funds from the sale of securities available-for-sale, loans and real estate versus $1.59 billion from sales during the year ended December 31, 1997. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the years ended December 31, 1998 and 1997 totaled $302.4 million and $53.9 million, respectively, of which $45.0 million and $117.9 million, respectively, represented net income of the Company. The net increase in borrowings during 1998 totaled $4.12 billion and the net decrease in deposits totaled $294.1 million. The net increase in borrowings and deposits during 1997 totaled $1.19 billion and $203.9 million, respectively.

The Company's primary uses of funds in its investing activities are for the purchase and origination of mortgage loans and the purchase of mortgage-backed securities and other securities. During the year ended December 31, 1998, the Company's gross purchases and originations of mortgage loans totaled $5.19 billion, compared to $4.04 billion during the year ended December 31, 1997. The Company's purchases of mortgage-backed securities and other securities during the year ended December 31, 1998 and 1997 totaled $7.85 billion and $1.84 billion, respectively. See "Lending and Investing Activities" for further discussion.

Stockholders' equity totaled $1.46 billion at December 31, 1998, compared to $1.45 billion at December 31, 1997. The $16.7 million increase is attributable to $45.0 million of net income, the amortization for the allocated portion of shares held by the Employee Stock Ownership Plan ("ESOP") and the earned portion of the shares held by the Recognition and Retention Plans ("RRP") and related tax benefit of $26.5 million and the effect of options exercised and related tax benefit of $24.4 million. In addition, in order to conform LIB's financial results to the calendar year reporting period of the Company, LIB's operating results and other changes in stockholders' equity for the three-month period ended December 31, 1997 totaling $10.9 million, are included as an increase to the Company's total stockholders' equity. These increases were offset by the declaration of dividends of $38.6 million, the change in the unrealized loss on securities, net of taxes, of $34.9 million and Common Stock repurchases in the first quarter of 1998, totaling $16.6 million.

The Association is required by the OTS to maintain a minimum liquidity ratio, calculated as an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. The Association's liquidity ratios were 11.29% and 5.52% at December 31, 1998 and 1997, respectively. The levels of the Association's liquid assets are dependent on the Association's operating, investing and financing activities during any given period.

In the normal course of its business, the Company routinely enters into various commitments, primarily relating to the origination and purchase of loans, the purchase of securities and the leasing of certain office facilities. Total commitments outstanding at December 31, 1998 to originate and purchase loans were $639.3 million. In addition, the Company had outstanding commitments to purchase $785.7 million of mortgage-backed securities at December 31, 1998. Rental payments under non-cancelable lease commitments totaled $91.1 million at December 31, 1998. The Company anticipates that it will have sufficient funds available to meet its current commitments in the normal course of its business.

During the years ended December 31, 1998 and 1997, the Company repurchased 339,892 and 2,224,372 shares of Common Stock, respectively, for an aggregate cost of $16.6 million and $85.7 million, respectively. The Company's fifth stock repurchase plan was terminated on April 2, 1998 as a result of the LIB Acquisition.

During the years ended December 31, 1998 and 1997, the Company declared cash dividends on its Common Stock totaling $32.6 million and $24.5 million, respectively. On January 20, 1999, the Company declared a quarterly cash dividend of $0.24 per share of Common Stock payable on March 1, 1999 to stockholders of record as of the close of business on February 12, 1999. Beginning October 15, 1997, the Company has paid quarterly cash dividends equal to $0.75 per share on shares of its Series B Preferred Stock, aggregating $1.5 million per quarter. During the years ended December 31, 1998 and 1997, the Company declared cash dividends on its Series B Preferred Stock totaling $6.0 million and $1.5 million, respectively.

In 1996, the Company adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock. Each Right entitles stockholders to buy one one-hundredth interest in a share of a new series of preferred stock of the Company, at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. The Rights Plan was not adopted in response to any specific event, but is intended to help ensure that all stockholders of the Company receive fair and equitable treatment in the event of any proposed acquisition of the Company and guards against partial tender offers, squeeze-outs and other tactics that may be used to gain control of the Company without paying all stockholders a fair and full value for their investment in the Company. The Rights Plan will not prevent the Company from being acquired, but rather encourages potential acquirors to negotiate any such proposed transaction with the Board of Directors, who has the responsibility to act in the best interest of all the Company's stockholders.

At the time of the conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account in an amount equal to its capital as of June 30, 1993. As part of its acquisitions of Fidelity and The Greater, the Association established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by those entities as a result of their conversions from mutual to stock form of ownership. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

At December 31, 1998, the Association exceeded all of its regulatory capital requirements with tangible, leverage, and risk-based capital ratios of 5.34%, 5.34%, and 13.53%, respectively. The respective minimum regulatory requirements were 1.50%, 3.00%, and 8.00%. During 1997, the Association created a new operating subsidiary, intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended, which may, among other things, be utilized by the Association to raise capital in the future. LISB also created a similar subsidiary in September 1997, which the Association acquired in connection with the LIB Acquisition.

Retained earnings at December 31, 1998 and 1997 include approximately $159.1 million for which no Federal income tax liability has been recognized. These amounts represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Association (i) makes distributions in excess of earnings and profits, (ii) redeems its stock, or (iii) liquidates. See "Impact of 1996 Legislation -- Recapture of Bad Debt Reserves."

Lending and Investing Activities

The primary lending and investing activities of the Company include the origination of mortgage, consumer and other loans and the purchase of mortgage loans, mortgage-backed securities and other securities. The Company's lending and investing activities in 1998 reflect the Company's objective to prudently and effectively deploy its capital through asset growth, with continued emphasis on one-to-four family mortgage lending and purchases of mortgage-backed securities. Management of the Company believes that these investment choices generate additional earnings with minimal credit risk and have substantial liquidity. In fulfilling this objective as well as managing excess cash flows resulting from higher than normal prepayments, the Company has experienced record volumes of loan originations and security purchases. These record volumes of originations and purchases reflect the Company's ability to effectively manage its cash flow which has been significantly impacted by the declines in interest rates, causing increased mortgage demand and extremely high levels of prepayments over the past two years.

The Company originates loans, either directly or through mortgage brokers who obtain applications and process loans, which are underwritten, committed for and closed by the Company. During the years ended December 31, 1998 and 1997, the Company originated gross mortgage loans totaling $5.00 billion and $3.47 billion, respectively, of which $2.41 billion and $1.74 billion, respectively, were originated through mortgage brokers. In addition, for the years ended December 31, 1998 and 1997, gross mortgage loan purchases totaled $187.5 million and $562.4 million, respectively. The Company sells a significant portion of its mortgage originations, on both a servicing retained and servicing released basis. During the years ended December 31, 1998 and 1997, the Company sold mortgage loans totaling $1.43 billion and $969.2 million, respectively, consisting primarily of FHA/VA and thirty-year conforming conventional loans. As of December 31, 1998, $3.94 billion, or 45.0% of the Company's total mortgage loan portfolio were secured by properties located in 45 states other than New York State. The Company has a concentration of lending in Connecticut, New Jersey and Maryland, each comprising 5.0% or more of the Company's total mortgage loan portfolio.

The Company utilizes mortgage-backed and other securities purchases as a complement to its mortgage lending activities. Purchases during 1998 primarily consisted of U.S. Government and agency obligations (CMOs, REMICs and debentures) or other AAA- rated issues. For the years ended December 31, 1998 and 1997, purchases of mortgage-backed securities totaled $6.58 billion and $918.3 million, respectively, and purchases of other securities totaled $1.27 billion and $924.3 million, respectively. The substantial increase in the Company's purchases of mortgage-backed securities during the year ended December 31, 1998 reflects the Company's growth in interest-earning assets and interest-bearing liabilities as well as the cash management objectives as discussed above. Agency and AAA-rated mortgage-backed securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns.

Asset growth was primarily funded through increases in borrowed funds. For the years ended December 31, 1998 and 1997, net borrowings increased $4.12 billion and $1.19 billion, respectively. Reverse repurchase agreements increased by $3.22 billion and $912.2 million, during 1998 and 1997, respectively. FHLB-NY advances increased by $820.0 million and $2.1 million during 1998 and 1997, respectively. Management believes that currently, borrowings provide lower all-in cost effectiveness than deposit generation. The low levels of interest rates, a flat U.S. Treasury yield curve and continued attractiveness of the equity markets combined to make significant deposit generation almost unattainable without incurring unacceptable increases in interest expense. Despite the attraction of alternate investment choices by the Company's customers, the Company has been successful in avoiding a relatively significant outflow of its deposit base. More importantly, core deposits have increased to 47.8% of total deposits at December 31, 1998 from 43.4% at December 31, 1997.

Interest Rate Sensitivity Analysis

The Company's primary component of market risk is interest rate volatility (which is the sensitivity of income to variations in interest rates). The Company's market rate sensitive instruments consist of interest-earning assets and interest-bearing liabilities. Accordingly, the Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of the Company's assets and the liabilities which fund them. The Company seeks to manage interest rate risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in the market value of its assets and liabilities assuming various interest rate scenarios. As discussed more fully below, a variety of factors influence the repricing characteristics and the market value of any given asset or liability.

The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice, either by its contractual terms or based upon certain assumptions, including, but not limited to, estimated prepayments, made by management, within that time period. The interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets and thus a decrease in the institution's net interest income, whereas an institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the largest determinants of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities, as was the case during 1998.

Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis. Purchases of fixed-rate mortgage-backed securities are concentrated on those securities with short-and medium-term average lives and originations of thirty-year fixed rate mortgages are originated and sold in the secondary market.

During the fourth quarter of 1998, subsequent to the consummation of the LIB Acquisition, the Company prepaid $1.41 billion of reverse repurchase agreements and FHLB-NY advances with a weighted average maturity of 1.07 years, a weighted average initial call date of 0.27 years, and a weighted average rate of 5.83%. As a result of these prepayments, the Company incurred a prepayment penalty of $10.6 million, net of tax. The Company subsequently borrowed $1.41 billion of new funds having a weighted average maturity date of 4.52 years, a weighted average initial call date of 2.46 years and a weighted average rate of 4.86%.

At December 31, 1998, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.07 billion, representing a positive cumulative one-year gap of 5.18% of total assets. This compares to a negative cumulative one-year gap of 4.41% of total assets at December 31, 1997 due to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $724.1 million. The Company's December 31, 1998 and 1997 cumulative one-year gap positions reflect the classification of available-for-sale securities according to repricing periods based on their estimated prepayments and contractual maturities. If those securities at December 31, 1998 were classified within the one-year maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.46 billion, representing a positive cumulative one-year gap of 31.39% of total assets. Using this method at December 31, 1997, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.53 billion, representing a positive cumulative one-year gap of 9.33% of total assets. The available-for-sale securities may or may not be sold, or effectively repriced, since that activity is subject to management's discretion.

The following table ("the Gap Table") sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 that are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in this table are $1.33 billion of callable other securities at their amortized cost, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $890.3 million are callable within one year. Also included in this table are $8.63 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than three years to five years maturity category and the more than five years maturity category. Of such borrowings, $2.07 billion are initially callable within one year.

                                                                         At December 31, 1998
                                             -----------------------------------------------------------------------------------
                                                                 More than       More than
                                                                  One Year      Three Years
                                              One Year               to             to              More than
(Dollars in Thousands)                        or Less           Three Years     Five Years          Five Years          Total
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans (1)                        $2,493,928           $2,198,541    $2,027,472           $1,940,877       $ 8,660,818
  Consumer and other loans (1)                 179,438               43,713             -                    -           223,151
  Federal funds sold and
    repurchase agreements                      266,437                    -             -                    -           266,437
  Mortgage-backed securities
    and other securities available-
    for-sale (2)                             2,801,386            1,405,645       633,791            3,355,622         8,196,444
  Mortgage-backed securities
     and other securities held-to-
     maturity (2)                              437,836              225,273       169,007            1,489,935         2,322,051
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                6,179,025            3,873,172     2,830,270            6,786,434        19,668,901
Add:
  Net unamortized purchase premiums
    and deferred fees (3)                        8,201                7,650         7,161                6,461            29,473
--------------------------------------------------------------------------------------------------------------------------------
    Net interest-earning assets              6,187,226            3,880,822     2,837,431            6,792,895        19,698,374
--------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Savings                                      281,568              563,136       563,136            1,407,841         2,815,681
  NOW                                            8,784               17,568        17,568              131,720           175,640
  Money manager                                 17,832               35,664        35,664              267,569           356,729
  Money market                                 707,526               29,952        29,952               89,865           857,295
  Certificates of deposit                    3,601,044            1,144,240       291,580                5,888         5,042,752
  Borrowed funds (2)                           503,190              649,984     4,379,623            3,490,000         9,022,797
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities       5,119,944            2,440,544     5,317,523            5,392,883        18,270,894
--------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                     1,067,282            1,440,278    (2,480,092)           1,400,012       $ 1,427,480
--------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap         $1,067,282           $2,507,560    $   27,468           $1,427,480
--------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity
  gap as a percentage of total assets             5.18%               12.18%         0.13%                6.93%
Cumulative net interest-earning
  assets as a percentage of
   interest-bearing liabilities                 120.85%              133.17%       100.21%              107.81%


(1) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.
(2) Includes $890.3 million of other securities and $2.07 billion of borrowings, which are callable within one year and at various times thereafter, which are classified above according to their contractual maturity dates (primarily in the more than five years category for other securities and the more than three years to five years and the more than five years categories for borrowings).
(3)  Net unamortized purchase premiums and deferred fees are prorated.

Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, certain assets, such as ARMs, have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Finally, the ability of borrowers to service their ARMs or other loan obligations may decrease in the event of an interest rate increase. The Gap Table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW, money market and money manager accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so even if market interest rates change. As a result, different assumptions may be used at different points in time. The majority of the certificates of deposit projected to mature within the next year have original terms of less than one year. The Company has offered and currently offers competitive market rates for products with these terms. Based upon historical experience, as well as current and projected economic conditions, the Company believes it can continue to offer competitive market rates and, therefore, while there is no assurance of renewal, the Company believes a significant amount of the balance of certificates of deposit maturing will be renewed.

The Company's interest rate sensitivity is also monitored by management through analysis of the change in the net portfolio value ("NPV"). NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the market value of an institution's net worth. Increases in the market value of assets will increase the NPV whereas decreases in market value of assets will decrease the NPV. Conversely, increases in the market value of liabilities will decrease NPV whereas decreases in the market value of liabilities will increase the NPV. The changes in market value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment the fair market value of a fixed rate asset will decline, whereas the fair market value of an adjustable rate asset, depending on its repricing characteristics, may not decline. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. This analysis, referred to in the NPV table (the "NPV Table"), initially measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on the Association's quarterly Thrift Financial Reports, the results of which may vary from the Company's internal model primarily because of differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to those used in the Gap Table were used. In addition, the available-for-sale securities were classified according to repricing periods based on contractual maturities and estimated prepayments.

The NPV Table is based on simulations which utilize institution specific assumptions with regard to future cash flows, including customer options such as loan prepayments, period and lifetime caps, puts and calls, and deposit withdrawal estimates. The NPV Table uses discount rates derived from various sources including, but not limited to, U.S. Treasury yield curves, thrift retail certificate of deposit curves, national and local secondary mortgage markets, brokerage security pricing services and various alternative funding sources. Specifically, for mortgage loans receivable, the discount rates used were based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term. The discount rates used for certificates of deposit and borrowings were based on rates which approximate those the Company would incur to replace such funding of similar remaining maturities. The NPV Table calculates the NPV at a flat rate scenario by computing the present value of cash flows of interest-earning assets less the present value of interest-bearing liabilities. Certain assets, including fixed assets and real estate held for development, are assumed to remain at book value (net of valuation allowance) regardless of interest rate scenario. Other non-interest-earning assets and non-interest-bearing liabilities such as deferred fees, unamortized premiums, goodwill and accrued expenses and other liabilities are excluded from the NPV calculation.

The following represents the Company's NPV Table as of December 31, 1998:

                         Net Portfolio Value ("NPV")                    Portfolio Value of Assets
     Rates in      ----------------------------------------            --------------------------
   Basis Points      Dollar           Dollar     Percentage              NPV          Sensitivity
   (Rate Shock)      Amount           Change      Change                Ratio            Change
   ------------      ------           ------      ------                -----            ------
                                     (Dollars in Thousands)
       +200        $1,186,946       $(692,110)     (36.83)%              6.15%           (3.01)%
       +100         1,602,635        (276,421)     (14.71)               8.03            (1.13)
        -0-         1,879,056               -           -                9.16                -
       -100         1,697,986        (181,069)      (9.64)               8.16            (1.00)
       -200         1,517,028        (362,028)     (19.27)               7.20            (1.95)


As with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling of changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is immediate and is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the NPV Table are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Accordingly, although the NPV measurements in theory may provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide for a precise forecast of the effect of changes in market interest rates on the Company's NPV and will differ from actual results.

The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial derivative agreements with third parties. See Note 10 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for a description of such transactions. Additionally, the Company is not subject to foreign currency exchange or commodity price risk and does not own any trading assets.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

FINANCIAL CONDITION

Total assets increased $4.16 billion or 25.3%, to $20.59 billion at December 31, 1998, from $16.43 billion at December 31, 1997. This increase was primarily due to the Company's short-term objective of effectively deploying capital through asset growth, which resulted in increases in the mortgage-backed securities and mortgage loan portfolios. Mortgage-backed securities increased $2.80 billion to $8.69 billion at December 31, 1998, from $5.89 billion at December 31, 1997. This increase was attributable to $6.58 billion of purchases during 1998, partially offset by $1.64 billion of sales. The Company's objective to deploy capital through asset growth during 1998 was concentrated in the purchases of agency REMICs, which combined with the growth in the Company's loan portfolio, reflected its continued emphasis on residential lending. The Company's net loan portfolio increased $1.00 billion, to $8.95 billion at December 31, 1998, from $7.95 billion at December 31, 1997. During the year ended December 31, 1998, gross mortgage loans originated and purchased totaled $5.19 billion, of which $5.00 billion were originations and $187.5 million were third party purchases. This compares to $3.47 billion and $562.4 million of originations and purchases, respectively, for the year ended December 31, 1997. The increase in mortgage loan originations was partially offset by loan prepayments, as well as normal principal repayments. Loan originations were primarily in seven- and ten-year adjustable rates and fifteen- and thirty-year fixed rate products. The Company sells all thirty-year fixed-rate mortgage loans in the secondary market. See "Lending and Investing Activities" for further discussion.

In addition to the increases in the mortgaged-backed securities and mortgage loan portfolios, federal funds sold and repurchase agreements increased $155.8 million to $266.4 million at December 31, 1998, from $110.6 million at December 31, 1997. Other securities also increased $67.7 million to $1.61 billion at December 31, 1998, from $1.55 billion at December 31, 1997.

The growth in the mortgage-backed securities and mortgage loan portfolios was funded primarily through additional medium-term and long-term callable reverse repurchase agreements and FHLB-NY advances. Reverse repurchase agreements increased $3.39 billion to $7.29 billion at December 31, 1998, from $3.90 billion at December 31, 1997. Federal Home Loan Bank advances increased $787.0 million to $1.21 billion at December 31, 1998, from $423.1 million at December 31, 1997. Deposits, another source of funds, decreased $283.1 million to $9.67 billion at December 31, 1998, from $9.95 billion at December 31, 1997 as competition with equity markets, coupled with a low interest rate environment, creates minimal opportunities for deposit growth.

Accrued expenses and other liabilities increased $171.9 million, from $146.3 million at December 31, 1997 to $318.2 million at December 31, 1998. The increase was a result of the Company's accrued acquisition costs and restructuring charges for the LIB Acquisition coupled with accrued interest payable, which increased in direct relation to the increase in borrowed funds.

Stockholders' equity increased to $1.46 billion at December 31, 1998, from $1.45 billion at December 31, 1997. The $16.7 million increase in stockholders' equity reflects net income of $45.0 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $26.5 million, the effect of stock options exercised and related tax benefit of $24.4 million and the adjustment to conform the fiscal year of LIB to the Company of $10.9 million. These increases were offset by dividends declared of $38.6 million, the change in unrealized losses on securities, net of taxes, of $34.9 million and the repurchases of Common Stock, in the first quarter of 1998, of $16.6 million.

RESULTS OF OPERATIONS

GENERAL

The following comparison of net income, earnings per common share and related returns reflect 1998 results exclusive of infrequently occurring charges related to the LIB Acquisition of $89.7 million, after-tax and penalties related to prepaid borrowings of $10.6 million, after-tax. See Consolidated Schedule of Core Earnings on page 54 for details of these charges. For the year ended December 31, 1998, net income increased $27.5 million, or 23.4%, to $145.4 million, from $117.9 million for the year ended December 31, 1997. Diluted earnings per common share for the year ended December 31, 1998 increased to $2.64 per share, or 10.5%, from $2.39 for the year ended December 31, 1997. The return on average assets for the year ended December 31, 1998 decreased to 0.79%, from 0.84% for the year ended December 31, 1997. The return on average common stockholders' equity for the year ended December 31, 1998 decreased to 9.68%, from 9.81% for the year ended December 31, 1997. The return on average tangible stockholders' equity for the year ended December 31, 1998 increased to 11.78%, from 11.16% for the year ended December 31, 1997.

Net income, including the infrequently occurring charges for the 1998 period, decreased $72.9 million to $45.0 million for the year ended December 31, 1998, from $117.9 million for the year ended December 31, 1997. For the year ended December 31, 1998, diluted earnings per common share decreased to $0.74, as compared to $2.39 per share for the year ended December 31, 1997. Return on average assets decreased to 0.25% for the year ended December 31, 1998, from 0.84% for the year ended December 31,

1997. Return on average common stockholders' equity decreased to 2.71% for the year ended December 31, 1998, from 9.81% for the year ended December 31, 1997. Return on average tangible stockholders' equity decreased to 3.65% for the year ended December 31, 1998, from 11.16% for the year ended December 31, 1997.

NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.

The Company's net interest income is significantly impacted by changes in interest rates and changes in market yield curves. Over the past two years, interest rates have declined significantly, and the markets for which related financial instruments trade have become increasingly volatile. In addition, the decline in interest rates on long-term instruments has been greater than the decline in rates on short-term instruments, accentuating the flatness of the U.S. Treasury yield curve. As such, the Company has continued to experience compression on its net interest spread and net interest margin.

Net interest income increased $74.4 million, or 19.9%, to $449.0 million for the year ended December 31, 1998, from $374.6 million for the year ended December 31, 1997. This change was the result of an increase in total average interest-earning assets of $3.98 billion, offset by an increase in total average interest-bearing liabilities of $3.71 billion. The effect of the growth in average net interest-earning assets was partially offset by the decrease in the Company's net interest rate spread to 2.20% for 1998, from 2.38% for 1997. This decrease in net interest rate spread was the result of the average yield on total interest-earning assets decreasing to 7.03% for 1998 from 7.27% for 1997, partially offset by the average cost of interest-bearing liabilities decreasing to 4.83% for 1998, from 4.89% for 1997. The Company's net interest margin decreased to 2.58% for 1998, from 2.78% for 1997.

ANALYSIS OF NET INTEREST INCOME

The following table sets forth certain information relating to the Company for the years ended December 31, 1998, 1997 and 1996. Yields and costs are derived by dividing income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown, except where otherwise noted. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to interest rates.

                                                                            Year Ended December 31,
                                             ---------------------------------------------------------------------------------
                                                                 1998                                       1997
                                             ---------------------------------------------------------------------------------
                                                                             Average                                   Average
                                                Average                       Yield/      Average                       Yield/
(Dollars in Thousands)                          Balance        Interest       Cost        Balance         Interest      Cost
                                                -------        --------       ----        -------         --------      ----
Assets:
  Interest-earning assets:
     Mortgage loans (1)                      $ 8,321,732      $  612,606      7.36%      $ 6,568,162      $503,504      7.67%
     Consumer and other loans (1)                260,615          24,422      9.37           237,580        23,981     10.09
     Mortgage-backed securities (2)            6,662,882         438,934      6.59         5,178,752       352,841      6.81
     Other securities (2)                      1,885,438         132,414      7.02         1,253,939        85,968      6.86
     Federal funds sold and repurchase
        agreements                               296,516          16,072      5.42           213,502        11,861      5.56
                                             -----------      ----------                 -----------      --------
  Total interest-earning assets               17,427,183       1,224,448      7.03        13,451,935       978,155      7.27
                                                              ----------                                  --------
  Non-interest-earning assets                    893,388                                     555,483
                                             -----------                                 -----------

Total assets                                 $18,320,571                                 $14,007,418
                                             ===========                                 ===========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
     Savings                                 $ 2,889,510      $   72,243      2.50%      $ 2,560,738      $ 70,755      2.76
     Certificates of deposit                   5,297,309         288,914      5.45         4,926,488       274,042      5.56
     NOW                                         130,476           1,696      1.30           105,930         1,700      1.60
     Money market                                729,106          32,108      4.40           484,599        20,121      4.15
     Money manager                               366,957           4,641      1.26           312,662         4,925      1.58
     Borrowed funds                            6,642,452         375,863      5.66         3,963,322       232,048      5.85
                                             -----------      ----------                 -----------      --------
  Total interest-bearing
       liabilities                            16,055,810         775,465      4.83        12,353,739       603,591      4.89
                                                              ----------                                  --------
  Non-interest-bearing liabilities               774,538                                     454,903
                                             -----------                                 -----------

  Total liabilities                           16,830,348                                  12,808,642
  Stockholders' equity                         1,490,223                                   1,198,776
                                             -----------                                 -----------

  Total liabilities and
   stockholders' equity                      $18,320,571                                 $14,007,418
                                             ===========                                 ===========

Net interest income/net
   interest rate spread (3)                                   $ 448,983       2.20%                       $374,564      2.38%
                                                              =========       ====                        ========      ====

Net interest-earning assets/
   net interest margin (4)                   $ 1,371,373                      2.58%      $ 1,098,196                    2.78%
                                             ===========                      ====       ===========                    ====

Ratio of interest-earnings assets
   to interest-bearing liabilities                  1.09x                                       1.09x



                                                      Year Ended December 31,
                                               -------------------------------------
                                                                1996
                                               -------------------------------------
                                                                             Average
                                                  Average                     Yield/
(Dollars in Thousands)                            Balance        Interest      Cost
                                                  -------        --------      ----
Assets:
  Interest-earning assets:
     Mortgage loans (1)                        $ 4,700,520      $370,867      7.89%
     Consumer and other loans (1)                  216,504        23,164     10.70
     Mortgage-backed securities (2)              5,530,547       380,825      6.89
     Other securities (2)                          979,359        62,932      6.43
     Federal funds sold and repurchase
        agreements                                  87,364         4,681      5.36
                                               -----------      --------
  Total interest-earning assets                 11,514,294       842,469      7.32
                                                                --------
  Non-interest-earning assets                      485,325
                                               -----------

Total assets                                   $11,999,619
                                               ===========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
     Savings                                   $ 2,497,554      $ 69,019      2.76
     Certificates of deposit                     4,595,134       256,814      5.59
     NOW                                           201,847         4,413      2.19
     Money market                                  379,901        13,065      3.44
     Money manager                                 193,124         3,951      2.05
     Borrowed funds                              2,673,097       154,081      5.76
                                               -----------      --------
  Total interest-bearing
       liabilities                              10,540,657       501,343      4.76
                                                                --------
  Non-interest-bearing liabilities                 356,822
                                               -----------

  Total liabilities                             10,897,479
  Stockholders' equity                           1,102,140
                                               -----------
  Total liabilities and
   stockholders' equity                        $11,999,619
                                               ===========

Net interest income/net
   interest rate spread (3)                                     $341,126      2.56%
                                                                ========      ====

Net interest-earning assets/
   net interest margin (4)                     $   973,637                    2.96%
                                               ===========                    ====

Ratio of interest-earnings assets
   to interest-bearing liabilities                    1.09x


(1) Mortgage and consumer loans include non-performing loans and exclude the allowance for loan losses.
(2)  Securities available-for-sale are reported at average amortized cost.
(3) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) the changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) the changes attributed to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                       Year Ended December 31, 1998               Year Ended December 31, 1997
                                               Compared to                               Compared to
                                       Year Ended December 31, 1997               Year Ended December 31, 1996
                                   -------------------------------------      ------------------------------------
                                             Increase (Decrease)                       Increase (Decrease)
                                   -------------------------------------      ------------------------------------
(In Thousands)                      Volume         Rate            Net         Volume          Rate           Net
                                    ------         ----            ---         ------          ----           ---
Interest-earning assets:
 Mortgage loans                    $130,125      $(21,023)      $109,102      $143,265      $(10,628)      $132,637
 Consumer and other loans             2,225        (1,784)           441         2,181        (1,364)           817
 Mortgage-backed securities          97,849       (11,756)        86,093       (23,665)       (4,319)       (27,984)
 Other securities                    44,390         2,056         46,446        18,600         4,436         23,036
 Federal funds sold and
  repurchase agreements               4,516          (305)         4,211         6,999           181          7,180
                                   --------      --------       --------      --------      --------       --------
Total                               279,105       (32,812)       246,293       147,380       (11,694)       135,686
                                   --------      --------       --------      --------      --------       --------

Interest-bearing liabilities:
 Savings                              8,539        (7,051)         1,488         1,736             -          1,736
 Certificates of deposit             20,359        (5,487)        14,872        18,601        (1,373)        17,228
 NOW                                    349          (353)            (4)       (1,731)         (982)        (2,713)
 Money market                        10,709         1,278         11,987         4,035         3,021          7,056
 Money manager                          793        (1,077)          (284)        2,036        (1,062)           974
 Borrowed funds                     151,592        (7,777)       143,815        75,522         2,445         77,967
                                   --------      --------       --------      --------      --------       --------
Total                               192,341       (20,467)       171,874       100,199         2,049        102,248
                                   --------      --------       --------      --------      --------       --------

Net change in net interest
         income                    $ 86,764      $(12,345)      $ 74,419      $ 47,181      $(13,743)      $ 33,438
                                   ========      ========       ========      ========      ========       ========


INTEREST INCOME

Interest income for the year ended December 31, 1998 increased $246.3 million, or 25.2%, to $1.22 billion, from $978.2 million for the year ended December 31, 1997. This increase was the result of a $3.98 billion increase in average interest-earning assets to $17.43 billion for the year ended December 31, 1998, from $13.45 billion for 1997. This increase was partially offset by a decrease in the average yield of interest-earning assets to 7.03% for 1998 from 7.27% for 1997. The increase in average interest-earning assets was primarily due to increases in mortgage loans and mortgage-backed and other securities.

During 1998, the Company continued to emphasize the origination of mortgage loans. Interest income on mortgage loans increased $109.1 million to $612.6 million for 1998, which was the result of an increase in the average balance of $1.75 billion for 1998, partially offset by a decrease in the average yield on mortgage loans to 7.36% for 1998, from 7.67% for 1997. The decrease of the average yield was due to the flattening of the U.S. Treasury yield curve and the significant decline in market rates, which has resulted in increased prepayments and refinancing activity.

Interest income on mortgage-backed securities increased $86.1 million to $438.9 million for 1998, from $352.8 million for 1997 reflecting the Company's strategy of effectively deploying its capital through asset growth. This increase was the result of a $1.48 billion increase in the average balance of this portfolio, partially offset by a decrease in the average yield to 6.59% for 1998, from 6.81% for 1997. The decrease in yield on the mortgage-backed portfolio is a result of overall decreases in market rates coupled with accelerated prepayments, resulting in reinvestments at lower rates. Interest income on other securities increased $46.4 million to $132.4 million for 1998, from $86.0 million for 1997. The increase was a result of the combined effect of an increase in the average balance of this portfolio of $631.5 million and an increase in the average yield to 7.02% for 1998, from 6.86% for 1997 primarily resulting from the Company's purchases of higher-yielding long-term U.S. government agency securities with call features during the second half of 1997 and first half of 1998. Interest income on federal funds sold and repurchase agreements increased $4.2 million as a result of an increase in the average balance of $83.0 million, partially offset by a decrease in the average yield to 5.42% for 1998, from 5.56% for 1997.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1998 increased $171.9 million, or 28.5%, to $775.5 million, from $603.6 million for the year ended December 31, 1997. This increase was attributable to an increase in the average balance of interest-bearing liabilities of $3.71 billion, to $16.06 billion for the year ended December 31, 1998 from $12.35 billion for the year ended December 31, 1997, partially offset by a decrease in the average cost of such liabilities to 4.83% for 1998 from 4.89% for 1997. The increase in average interest-bearing liabilities was attributable to increases in the average balances of both borrowings and deposits. The Company significantly increased borrowings with lower interest rates during 1998 which were primarily utilized to fund the asset growth discussed above.

Interest expense on borrowed funds increased $143.9 million, or 62.0%, to $375.9 million for the year ended December 31, 1998, from $232.0 million for the year ended December 31, 1997. This increase was attributable to an increase in the average balance of borrowings of $2.68 billion, to $6.64 billion for 1998, from $3.96 billion for 1997, partially offset by a decrease in the average cost of borrowings to 5.66% for 1998, from 5.85% for 1997. The Company continues to utilize medium-term and long-term callable borrowings as a funding source for asset growth, which provide the Company with flexibility and efficiency which cannot be obtained through deposit growth.

Interest expense on deposits increased $28.1 million to $399.6 million for 1998, from $371.5 million for 1997, reflecting an increase in the average balance of total interest-bearing deposits of $1.02 billion, offset by a decrease in the average cost of interest-bearing deposits to 4.25% in 1998 from 4.43% in 1997. The increase in the average balance of deposits reflects the addition of deposits from The Greater Acquisition which was completed following the close of business on September 30, 1997. Interest expense on savings accounts increased $1.5 million as a result of an increase in the average balance of $328.8 million, offset by a decrease in the average cost to 2.50% for 1998, from 2.76% for 1997. This decrease in average cost is a result of the Company lowering the rates offered on savings accounts during 1998. Interest expense on certificates of deposit increased $14.9 million to $288.9 million for 1998, from $274.0 million for 1997. This increase was the result of the average balance of these accounts increasing $370.8 million, offset in part by a decrease in the average cost to 5.45% for 1998, from 5.56% for 1997.

Interest expense on money market accounts increased $12.0 million to $32.1 million for 1998, from $20.1 million for 1997, due to an increase in both the average cost and average balance of such accounts. The average cost of money market accounts increased to 4.40% for year ended December 31, 1998 from 4.15% for the year ended December 31, 1997. Interest paid on money market accounts is on a tiered basis with over 82.2% of the balance in the highest tier. The yield on this top tier will be at least equal to the discount rate for the three-month U.S. Treasury bill. While interest rates have fallen, the short end of the yield curve, reflecting short-term rates, has been the least affected and has not always moved as quickly as the remaining portion of the yield curve, reflecting long-term rates. Additionally, the Company has not always reduced the interest rate on such accounts with the yield curve, thereby attracting new deposits. Interest expense on money manager accounts decreased $284,000 which was attributable to a decrease in the average cost of these accounts to 1.26% for 1998, from 1.58% for 1997, partially offset by an increase in average balance of $54.3 million. Interest expense on NOW accounts remained unchanged at $1.7 million for 1998 and 1997. This was attributable to the combined effect of the increase in the average balance of $24.5 million, offset by a decrease in the average cost of these accounts to 1.30% for 1998, from 1.60% for 1997. The decrease in the average cost of NOW and money manager accounts is a result of the Company lowering the rates offered on these accounts during 1998.

PROVISION FOR LOAN LOSSES

Provision for loan losses increased $6.3 million, to $15.4 million for the year ended December 31, 1998, from $9.1 million for the year ended December 31, 1997. Of the $6.3 million increase in the provision for loan losses, $5.6 million was recorded for nonspecific loan losses to conform LIB's previous accounting practices and asset review methodologies to those of the Company. Net loan charge-offs for the year ended December 31, 1998 totaled $14.8 million, which included $9.2 million in charge-offs relating to one property, compared to $8.6 million in net loan charge-offs for the year ended December 31, 1997. The net effect of the provision for loan losses and total 1998 net loan charge-offs, in addition to the $146,000 adjustment to conform the fiscal year of LIB to the Company, increased the Company's allowance for loan losses by $483,000, to $74.4 million at December 31, 1998, from $73.9 million at December 31, 1997. Non-performing loans increased to $111.1 million at December 31, 1998, from $89.9 million at December 31, 1997. The allowance for loan losses to non-performing loans and the allowance for loan losses to total loans decreased to 66.99% and 0.83%, respectively, at December 31, 1998, from 82.23% and 0.93%, respectively, at December 31, 1997. The Company's percentage of non-performing loans to total loans increased to 1.23% at December 31, 1998, from 1.12% at December 31, 1997. For further discussion on non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the year ended December 31, 1998, excluding net gain on sales of securities, increased $2.5 million, or 5.3%, to $49.6 million, from $47.1 million for the year ended December 31, 1997. Customer service and other loan fees increased $11.3 million to $34.6 million for 1998 from $23.3 million for 1997 primarily as a result of the additional banking offices acquired from The Greater in the fourth quarter of 1997. The increases in customer service and other loan fees are also due in part to the Company's increasing customer service fees in June 1998, record loan originations and overall growth in the loan portfolio during 1998. Loan servicing fees include all contractual and ancillary servicing revenue received by the Company net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment in mortgage servicing rights. Loan servicing fees decreased $7.3 million to $5.2 million for 1998, from $12.5 million for 1997. This decrease is primarily attributable to a $5.8 million increase in the amortization of mortgage servicing rights and a $3.1 million impairment provision due to accelerated loan prepayments given the interest rate environment for 1998.

Net gain on sales of loans decreased to $2.0 million for the year ended December 31, 1998, from $4.0 million for the year ended December 31, 1997. Included in those gains for 1997 was a $1.0 million gain from the sale of the Company's credit card portfolio and $2.1 million relating to the satisfaction of a former problem loan. Net gains on sales of securities decreased $3.4 million to $11.0 million for the year ended December 31, 1998 from $14.4 million for the year ended December 31, 1997. The decrease was primarily attributable to a $4.0 million loss, recorded in the fourth quarter of 1998, on the sale of mortgage-backed securities held by the former LIB at premiums, where the book values of such securities exceeded their par values. The securities were sold as part of the Company's asset/liability management process which includes certain portfolio restructurings.

NON-INTEREST EXPENSE

Non-interest expense for the year ended December 31, 1998 was $376.6 million, an increase of $149.3 million, or 65.7%, from $227.3 million for the year ended December 31, 1997. Of this increase, $124.2 million was attributable to acquisition costs and restructuring charges related to the LIB Acquisition. For a detailed description of these acquisition costs and restructuring charges, see
Note 2 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data." Excluding this infrequently occurring charge, non-interest expense for the year ended December 31, 1998 was $252.4 million, or an increase of $25.1 million over the prior year. The amortization of goodwill increased $8.1 million to $19.8 million for 1998, from $11.7 million for 1997, due to a full year of amortization of goodwill generated from The Greater Acquisition incurred during 1998, versus one quarter of amortization incurred during 1997.

General and administrative expense also increased $20.9 million, to $234.6 million for 1998, from $213.7 for 1997. The increase in general and administrative expense was primarily the result of increases in occupancy, equipment and systems expense and other expense. Occupancy, equipment and systems expense increased $9.6 million, or 20.0%, to $57.7 million for 1998, from $48.1 million for 1997. This increase was primarily a result of the full year effect of the additional banking offices acquired from The Greater Acquisition in the fourth quarter of 1997. Other non-interest expense increased $12.9 million to $46.9 million for 1998, from $34.0 million for 1997. Of this increase, $8.4 million was attributable to various accruals recorded by the former LIB for expenses incurred during their quarter ended September 30, 1998 and for differences between the former LIB's general ledger and various subsidiary ledgers. These increases were partially offset by a decrease of $4.2 million in advertising expense to $4.8 million for 1998 from $9.0 million for 1997. The Company's percentage of general and administrative expense to average assets improved to 1.28% for the year ended December 31, 1998, from 1.53% for the year ended December 31, 1997. The Company's efficiency ratio also improved to 47.05% for the year ended December 31, 1998 from 50.68% for the year ended December 31, 1997.

INCOME TAX EXPENSE

For the year ended December 31, 1998, income tax expense was $61.8 million, representing an effective tax rate of 52.6%, as compared to $81.8 million, representing an effective tax rate of 41.0%, for the 1997 period. The increase in the Company's effective tax rate was primarily attributable to the infrequently occurring charges related to the LIB Acquisition which included approximately $24.0 million of charges which are not deductible for income tax purposes.

CASH EARNINGS

Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.22 billion at December 31, 1998, compared to $1.18 billion at December 31, 1997. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize tangible equity as a base component, not equity as defined by GAAP.

Although reported earnings and return on equity are traditional measures of a company's performance, management believes that the increase in tangible equity, or "cash earnings," is also a significant measure of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of ESOP and RRP stock and related tax benefit, as well as the amortization of goodwill. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization for which the related intangible asset has already been deducted in the calculation of tangible equity.

Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. The following comparisons exclude acquisition costs and other infrequently occurring charges incurred during 1998. For the year ended December 31, 1998, core cash earnings totaled $191.7 million, or $46.3 million more than core earnings, representing a cash return on average tangible equity of 15.53%. For the year ended December 31, 1997, core cash earnings totaled $153.1 million, or $35.2 million more than reported net income, representing a cash return on average tangible equity of 14.49%. Management believes that various other performance measures should also be analyzed utilizing cash earnings. The cash return on average assets was 1.05% and 1.09% for the years ended December 31, 1998 and 1997, respectively. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratios and cash efficiency ratios decreased to 1.18% and 43.40%, respectively, for the year ended December 31, 1998, from 1.39% and 46.09%, respectively, for the year ended December 31, 1997. For more details on core cash earnings and core earnings, see "Consolidated Schedule of Core Earnings and Core Cash Earnings" on the following page.

CONSOLIDATED SCHEDULE OF CORE EARNINGS AND CORE CASH EARNINGS (1) (In Thousands, Except Share Data)

                                                                                      Twelve Months Ended
                                                                                          December 31,
                                                                            --------------------------------------
SCHEDULE OF CORE EARNINGS                                                       1998                        1997
                                                                                ----                        ----
Interest income                                                             $ 1,224,448                $   978,155
Interest expense                                                                775,465                    603,591
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                             448,983                    374,564
Provision for loan losses  (1)                                                    9,780                      9,061
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                             439,203                    365,503
-------------------------------------------------------------------------------------------------------------------
Total non-interest income  (1)                                                   64,483                     61,477
Non-interest expense:
       Total general and administrative                                         234,553                    213,671
       Total real estate operations and provision for losses, net                (1,854)                     1,863
       Amortization of goodwill                                                  19,754                     11,722
-------------------------------------------------------------------------------------------------------------------
Total non-interest expense  (1)                                                 252,453                    227,256
-------------------------------------------------------------------------------------------------------------------
Core earnings before income tax expense  (1)                                    251,233                    199,724
Provision for income taxes (1)                                                  105,810                     81,840
-------------------------------------------------------------------------------------------------------------------
Core earnings                                                                   145,423                    117,884
-------------------------------------------------------------------------------------------------------------------
Preferred dividends declared                                                     (6,000)                    (1,500)
-------------------------------------------------------------------------------------------------------------------
Core earnings available to common shareholders                              $   139,423                $   116,384
===================================================================================================================

Basic core earnings per common share                                        $      2.74                $      2.51
===================================================================================================================
Diluted core earnings per common share                                      $      2.64                $      2.39
===================================================================================================================


SCHEDULE OF CORE CASH EARNINGS

Core earnings                                                               $   145,423                $   117,884
Add back:
  Employee stock plans amortization expense (2)                                  18,195                     19,338
  Amortization of goodwill (3)                                                   19,754                     11,722
  Income tax benefit on amortization expense of
  earned portion RRP stock (4)                                                    8,302                      4,116
-------------------------------------------------------------------------------------------------------------------
Core cash earnings                                                              191,674                    153,060
-------------------------------------------------------------------------------------------------------------------
Preferred dividends declared                                                     (6,000)                    (1,500)
-------------------------------------------------------------------------------------------------------------------
Core cash earnings available to common shareholders                         $   185,674                $   151,560
===================================================================================================================

Basic core cash earnings per common share                                   $      3.65                $      3.27
===================================================================================================================
Diluted core cash earnings per common share                                 $      3.51                $      3.11
===================================================================================================================

Basic weighted average common shares                                         50,801,598                 46,362,179
Diluted weighted average common and common
       equivalent shares                                                     52,886,191                 48,765,698


(1) Acquisition, restructuring and other infrequently occurring charges have been excluded for purposes of displaying core earnings. The following details such charges:

                                                     Before Tax        Tax Effect        After Tax
                                                     ----------        ----------        ---------
       Acquisition-related costs                      $124,168           $40,317          $ 83,851
       Additional loan loss reserves                     5,600            1,960              3,640
       Asset/liability management actions:
       Penalties related to borrowings prepaid          18,547            7,910             10,637
       Losses on securities sold                         3,955            1,708              2,247
                                                      --------------------------------------------
       Total                                          $152,270           $51,895          $100,375
                                                      --------------------------------------------


(2) Non-cash amortization expenses relating to allocation of ESOP stock and earned portion of RRP stock.
(3)  Non-cash amortization expense of goodwill.
(4) Related tax benefit on non-cash amortization expense of earned portion of RRP stock.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

FINANCIAL CONDITION

Total assets increased $3.84 billion or 30.6%, to $16.43 billion at December 31, 1997, from $12.59 billion at December 31, 1996, primarily due to The Greater Acquisition which added $2.37 billion in assets. The asset growth was concentrated in the mortgage loan and securities portfolios. The Company's net loan portfolio increased $2.21 billion, to $7.95 billion at December 31, 1997, from $5.74 billion at December 31, 1996. In addition to the $664.4 million of net loans acquired from The Greater, the growth in the Company's loan portfolio reflects the Company's continued emphasis on residential lending. During the year ended December 31, 1997, gross mortgage loans originated and purchased totaled $4.04 billion, of which $3.47 billion were originations and $562.4 million were third party purchases. This compares to $2.03 billion and $1.27 billion of originations and purchases (of which $60.2 million were bulk purchases), respectively, for the year ended December 31, 1996. See "Lending and Investing Activities" for further discussion. Mortgage-backed securities increased $730.8 million to $5.89 billion at December 31, 1997, from $5.16 billion at December 31, 1996. This increase was primarily attributable to the addition of $1.15 billion of such securities acquired from The Greater and $918.3 million of purchases, partially offset by $1.17 billion of sales during 1997. Other securities increased $530.6 million to $1.55 billion at December 31, 1997, from $1.02 billion at December 31, 1996. This increase was attributable to purchases of $924.3 million and $116.9 million of securities acquired from the Greater, partially offset by maturities of $360.4 million.

The growth in the mortgage loan and securities portfolios was funded primarily through medium-term (two to five years) reverse repurchase agreements, which increased $1.25 billion, of which $339.0 million was a result of The Greater Acquisition, to $3.90 billion at December 31, 1997, from $2.65 billion at December 31, 1996. Federal Home Loan Bank advances increased $156.6 million, which included $154.5 million assumed from The Greater. Other borrowings increased $276.9 million from $178.0 million at December 31, 1996 to $454.9 million at December 31, 1997 due to the addition of a $300.0 million medium term note during 1997. Deposits increased $1.80 billion to $9.95 billion at December 31, 1997 from $8.15 billion at December 31, 1996, which was primarily a result of the $1.60 billion of deposits acquired from The Greater.

Stockholders' equity increased to $1.45 billion at December 31, 1997, from $1.11 billion at December 31, 1996. The most significant impact on the increase was the issuance of 5,785,375 shares of Common Stock and 2,000,000 shares of Series B Preferred Stock to effect The Greater Acquisition. The stock portion of the consideration to acquire The Greater totaled $285.2 million. The increase in stockholders' equity also reflects net income of $117.9 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $23.5 million, the effect of stock options exercised and related tax benefit of $8.9 million and the change in unrealized gains on securities, net of taxes, of $14.1 million. These increases were partially offset by the repurchases of Common Stock of $85.7 million and dividends declared of $26.0 million.

RESULTS OF OPERATIONS

GENERAL

The following comparison of net income, earnings per common share and related returns reflect 1996 results exclusive of the SAIF recapitalization assessment of $27.6 million after-tax. For the year ended December 31, 1997, net income increased $21.2 million, or 21.8%, to $117.9 million, from $96.7 million for the year ended December 31, 1996. Diluted earnings per common share for the year ended December 31, 1997 increased to $2.39 per share, or 19.5%, from $2.00 for the year ended December 31, 1996. The return on average assets for the year ended December 31, 1997 increased to 0.84% from 0.81% for the year ended December 31, 1996. The return on average stockholders' equity for the year ended December 31, 1997 increased to 9.83% from 8.76% for the year ended December 31, 1996. The return on average tangible stockholders' equity for the year ended December 31, 1997 increased to 11.16% from 9.71% for the year ended December 31, 1996.

Net income, including the SAIF recapitalization assessment for the 1996 period, increased $48.8 million, to $117.9 million for the year ended December 31, 1997, from $69.1 million for the year ended December 31, 1996. For the year ended December 31, 1997, diluted earnings per common share increased to $2.39, as compared to $1.44 per share for the year ended December 31, 1996. Return on average assets increased to 0.84% for the year ended December 31, 1997, from 0.58% for the year ended December 31, 1996. Return on average stockholders' equity increased to 9.83% for the year ended December 31, 1997, from 6.27% for the year ended December 31, 1996. Return on average tangible stockholders' equity increased to 11.16% for the year ended December 31, 1997, from 6.95% for the year ended December 31, 1996.

NET INTEREST INCOME

Net interest income increased $33.5 million, or 9.8%, to $374.6 million for the year ended December 31, 1997, from $341.1 million for the year ended December 31, 1996. This change was the result of an increase in total average interest-earning assets of $1.94 billion, offset by an increase in total average interest-bearing liabilities of $1.81 billion. In addition, the Company's net interest income for 1997 was significantly impacted by the Company's response to the flattening of the U.S. Treasury yield curve. The Company's net interest spread decreased to 2.38% for 1997, from 2.56% for 1996. This decrease in net interest spread was the result of the average cost of interest-bearing liabilities increasing to 4.89% for 1997, from 4.76% for 1996, while the average yield on total interest-earning assets decreased to 7.27% for 1997, from 7.32% for 1996. During 1997, the decline in the interest rate spread reflects the funding of asset growth through increased borrowings and the flattening of the U.S. Treasury yield curve. The Company's net interest margin decreased to 2.78% for 1997, from 2.96% for 1996 as a result of the decrease in the net interest rate spread.

INTEREST INCOME

Interest income for the year ended December 31, 1997 increased $135.7 million, or 16.1%, to $978.2 million, from $842.5 million for the year ended December 31, 1996. This increase was the result of a $1.94 billion increase in average interest-earning assets to $13.45 billion for the year ended December 31, 1997, from $11.51 billion for 1996, which was slightly offset by the decrease in average yield on interest-earning assets from 7.32% in 1996 to 7.27% in 1997. The increase in average interest-earning assets was primarily due to The Greater Acquisition, which provided $689.8 million of loans held for investment and $1.29 billion of mortgage-backed securities and other securities available-for-sale. In addition, average interest-earning assets increased due to the increases in the average balances of mortgage loans and other securities, while the average balance of mortgage-backed securities, which provided a lower yield in 1997 than mortgage loans or other securities, declined. These movements in average balances reflect the Company's continued emphasis on residential lending and its response to the steady flattening of the U.S. Treasury yield curve, which included purchases of higher-yielding long-term U.S. Government agency securities with callable features and maturities over three years. These activities in the context of the interest rate environment in 1997 resulted in the decrease in average yield on interest-earning assets.

Interest income on mortgage loans increased $132.6 million to $503.5 million for 1997, which was the result of an increase in the average balance of $1.87 billion for 1997, partially offset by a decrease in the average yield on mortgage loans to 7.67% for 1997, from 7.89% for 1996. Interest income on mortgage-backed securities decreased $28.0 million, to $352.8 million for 1997, from $380.8 million for 1996. This decrease was the result of a $351.8 million decrease in the average balance of this portfolio, coupled with a decrease in the average yield to 6.81% for 1997 from 6.89% for 1996. Interest income on other securities increased $23.1 million to $86.0 million for 1997, from $62.9 million for 1996. The increase was a result of the combined effect of an increase in the average balance of this portfolio of $274.6 million and an increase in the average yield to 6.86% for 1997, from 6.43% for 1996. Interest income on federal funds sold and repurchase agreements increased $7.2 million as a result of the combined effect of an increase in the average balance of $126.1 million and an increase in the average yield to 5.56% for 1997 from 5.36% for 1996.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1997 increased $102.3 million, or 20.4%, to $603.6 million, from $501.3 million for the year ended December 31, 1996. This increase was partially attributable to increases in both the average balance of interest-bearing liabilities of $1.81 billion to $12.35 billion for 1997, from $10.54 billion for 1996, and the average cost of such liabilities to 4.89% for 1997, from 4.76% for 1996. The increase in average interest-bearing liabilities was attributable to borrowings and deposits assumed from The Greater of $493.5 million and $1.60 billion, respectively. Additionally, the Company increased borrowings, which have a higher cost of funds than deposits, during 1997 which were primarily utilized to fund the asset growth discussed above.

Interest expense on interest-bearing deposits increased $24.2 million to $371.5 million for 1997, from $347.3 million for 1996, reflecting an increase in the average balance of total interest-bearing deposits of $522.9 million, coupled with an increase in the average cost of deposits to 4.43% from 4.41%. Interest expense on savings accounts increased $1.7 million as a result of an increase in the average balance of $63.2 million, while the average cost remained constant at 2.76%. Interest expense on certificates of deposit increased $17.2 million to $274.0 million for 1997, from $256.8 million for 1996. This increase was the result of the average balance of these accounts increasing $331.4 million, offset in part by a decrease in the average cost to 5.56% for 1997, from 5.59% for 1996.

During the first quarter of 1996, the Company implemented a program which converted its NOW accounts to a master account consisting of a NOW sub-account and a money market sub-account (money manager account). This resulted in a substantial shift of deposits from NOW accounts to money manager accounts during 1996 and 1997. Interest expense on NOW accounts decreased $2.7 million to $1.7 million for 1997, from $4.4 million for 1996. This decrease was attributable to the combined effect of the decrease in the average balance of $95.9 million and a decrease in the average cost of these accounts to 1.60% for 1997, from 2.19% for 1996. Interest expense on money manager accounts increased $974,000 which was attributable to an increase in average balance of $119.5 million offset by a decrease in the average cost of these accounts to 1.58% for 1997, from 2.05% for 1996. Interest expense on money market accounts increased $7.1 million. The average balance of money market accounts increased $104.7 million from 1996 to 1997 and the average cost of such accounts increased to 4.15% for 1997, from 3.44% for 1996. The increase in the average cost was the result of the Company increasing the rates offered on high balance money market accounts during 1997.

Interest expense on borrowed funds increased $77.9 million, or 50.6%, to $232.0 million for the year ended December 31, 1997, from $154.1 million for the year ended December 31, 1996. This increase was attributable to an increase in the average balance of borrowings of $1.29 billion, to $3.96 billion for 1997, from $2.67 billion for 1996, coupled with an increase in the average cost of borrowings to 5.85% for 1997, from 5.76% for 1996. In addition to $323.5 million of borrowings assumed from The Greater (net of $170.0 million repaid), the Company incurred additional medium-term borrowings during 1997 including the issuance of a $300.0 million medium-term note. The Company continues to utilize medium-term borrowings as a funding source for asset growth, since certificates of deposit with similar rates and terms are not readily attainable.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased $1.1 million, to $9.1 million for the year ended December 31, 1997, from $10.2 million for the year ended December 31, 1996. Non-performing loans increased from $86.6 million at December 31, 1996 to $89.9 million at December 31, 1997 as a result of the growth in the loan portfolio. As a result of The Greater Acquisition, the Company recorded an additional $25.4 million of allowance for loan losses. Despite the increase in non-performing loans, the Company's percentage of non-performing loans to total loans decreased to 1.12% at December 31, 1997 from 1.50% at December 31, 1996. The Company's percentage of non-performing loans to total assets also decreased to 0.55% at December 31, 1997 from 0.69% at December 31, 1996. Total net loan charge-offs for the year ended December 31, 1997 were $8.6 million, compared to $10.0 million for the year ended December 31, 1996. The net effect of the provision for loan losses and total 1997 net loan charge-offs, together with the additional loan loss allowance recorded from The Greater Acquisition, increased the Company's allowance for loan losses by $25.9 million, to $73.9 million at December 31, 1997, from $48.0 million at December 31, 1996. For further discussion of non-performing loans, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the year ended December 31, 1997 was $47.1 million, excluding net gain on sales of securities of $14.4 million, an increase of $4.0 million, or 9.3%, as compared to $43.1 million, excluding net gain on sales of securities of $7.6 million for the year ended December 31, 1996. Customer service and other loan fees increased $3.2 million to $23.3 million for 1997 from $20.1 million for 1996 primarily as a result of the additional banking offices acquired from The Greater. Loan servicing fees decreased $1.8 million, or 12.9%, to $12.5 million for the year ended December 31, 1997 from $14.3 million for the year ended December 31, 1996 primarily due to the runoff of higher yielding fees from previously securitized home equity loans and the replacement with lower yielding fees from one-to-four family loans serviced for others. The net gain on sales of loans increased $1.7 million to $4.0 million for 1997, from $2.3 million for 1996. Included in net gain on sales of loans, for the year ended December 31, 1997, was a $1.0 million gain from the sale of the Company's credit card portfolio and a $2.1 million gain relating to the satisfaction of a former problem loan.

NON-INTEREST EXPENSE

Non-interest expense for the year ended December 31, 1997 was $227.3 million, which decreased $30.8 million, or 11.9%, from $258.1 million for the year ended December 31, 1996. Excluding the SAIF recapitalization assessment of $47.2 million and $5.3 million of non-recurring recoveries from gains on dispositions of real estate owned and investments in real estate, non-interest expense for the year ended December 31, 1996 was $216.2 million. Excluding these one-time items in the 1996 total, non-interest expense increased $11.1 million to $227.3 million for 1997 as compared to 1996. The increase was attributable primarily to the addition of The Greater's operations in the fourth quarter of 1997, a $2.8 million increase in the amortization of goodwill created from The Greater Acquisition, and increased ESOP and RRP expense, due to an increase in the Company's Common Stock price.

General and administrative expense increased to $213.7 million for the year ended December 31, 1997, from $208.5 million for the comparable 1996 period. This was the result of increases in compensation and benefits and occupancy, equipment and systems expense. Compensation and benefits increased $7.6 million, or 6.9%, to $116.1 million for 1997, from $108.5 million for 1996. This was partially due to a $2.2 million increase in the amortization relating to the allocation of ESOP stock for 1997, as compared to 1996. Occupancy, equipment and systems expense increased $4.6 million, or 10.4%, to $48.1 million for 1997, from $43.5 million for 1996. This increase was attributable to the additional branches acquired from The Greater and the Company's continued technological investments to improve its information and communication systems, coupled with its expanded mortgage business in the mid-Atlantic states. These increases were offset by a decrease of $11.3 million in the Company's federal deposit insurance premium to $6.6 million for 1997 from $17.9 million for 1996, as a result of the 1996 legislation to recapitalize the SAIF. The Company's percentage of general and administrative expense to average assets improved to 1.53% for the year ended December 31, 1997, from 1.74% for the year ended December 31, 1996. The Company's efficiency ratio also improved to 50.68% for the year ended December 31, 1997 from 54.28% for the year ended December 31, 1996.

INCOME TAX EXPENSE

For the year ended December 31, 1997, income tax expense was $81.8 million, representing an effective tax rate of 41.0%, as compared to $54.4 million, representing an effective tax rate of 44.1%, for the 1996 period. The reduction in the Company's effective tax rate was attributable to certain tax benefits associated with the creation of subsidiaries of the Association in 1997 and changes made to the New York State and City tax bad debt regulations.

ASSET QUALITY

One of the Company's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, have resulted in a reduction in non-performing assets from December 31, 1994 through the third quarter of 1997. At December 31, 1998, non-performing assets totaled $120.4 million as compared to $115.3 million at December 31, 1997. Total loans delinquent 90 days or more increased $21.2 million from $89.9 million at December 31, 1997 to $111.1 million at December 31, 1998, offset by reductions in REO and investments in real estate of $16.1 million. The increase in non-performing assets of $5.1 million was primarily a result of the LIB Acquisition and differences in non-accrual loan policies between the Company and LIB. LIB's non-accrual loan policy classified loans which are one day less than three months delinquent as 60-89 days delinquent. However, the Company classifies such loans as 90 days or more delinquent, and thus such loans are non-accrual under the Company's more conservative non-accrual policy. As such, total loans delinquent 60-89 days decreased $14.5 million from $19.4 million at December 31, 1997 to $4.9 million at December 31, 1998.

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, the Company had approximately $4.9 million of potential problem loans at December 31, 1998. Such loans are 60-89 days delinquent as shown on page 60.

NON-PERFORMING ASSETS

                                                                                        AT DECEMBER 31,
                                                        ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    1998(1)        1997(1)           1996(1)           1995           1994
                                                        ---------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (2)               $100,302        $80,604           $71,630           $85,747        $99,968
Non-accrual delinquent consumer and other loans            5,995          4,563             7,600             8,599         11,025
Mortgage loans delinquent 90 days or more (3)              4,776          4,728             7,396             5,810          9,981
                                                        ---------------------------------------------------------------------------
  Total non-performing loans                             111,073         89,895            86,626           100,156        120,974
                                                        ---------------------------------------------------------------------------

Real estate owned, net (4)                                 6,071         12,734            15,576            26,570         26,085
Investment in real estate, net (5)                         3,266         12,633             7,233             5,654          7,480
                                                        ---------------------------------------------------------------------------
    Total real estate owned and investment in
       real estate, net                                    9,337         25,367            22,809            32,224         33,565
                                                        ---------------------------------------------------------------------------

    Total non-performing assets (6)                     $120,410       $115,262          $109,435          $132,380       $154,539
                                                        ===========================================================================

Allowance for loan losses to non-performing loans          66.99%         82.23%            55.41%
Allowance for loan losses to total loans                    0.83%          0.93%             0.83%


(1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $6.8 million, $5.2 million and $5.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. This compares to $1.6 million, $1.2 million and $934,000, respectively, of actual payments recorded to interest income.

(2)   Consists primarily of loans secured by one-to-four family properties.

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

(5)   Investment in real estate is recorded at the lower of cost or fair value.

(6) Excluded from non-performing assets are $6.9 million, $9.1 million, $11.8 million, $12.1 million and $12.8 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively, of restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status.

The following set of tables shows a comparison of delinquent loans at December 31, 1998, 1997 and 1996.

Delinquent Loans


                                                 At December 31, 1998

                                            60-89 Days             90 Days or More
                                            --------------------------------------
                                             Principal                Principal
                                              Balance                  Balance
(Dollars in Thousands)                        of Loans                of  Loans
----------------------------------------------------------------------------------
One-to-four family                              $2,422                 $94,078
Multi-family                                       203                   2,224
Commercial real estate                             221                   8,776
Consumer and other loans                         2,058                   5,995
                                              ---------------------------------
    Total delinquent loans                      $4,904                $111,073
                                              ---------------------------------
Delinquent loans to total loans                   0.05%                   1.23%

                                                 At December 31, 1997

                                            60-89 Days             90 Days or More
                                            --------------------------------------
                                             Principal                Principal
                                              Balance                  Balance
(Dollars in Thousands)                        of Loans                of  Loans
----------------------------------------------------------------------------------
One-to-four family                            $17,516                $66,960
Multi-family                                      578                  7,335
Commercial real estate                             90                 11,037
Consumer and other loan                         1,178                  4,563
                                              ---------------------------------
  Total delinquent loans                      $19,362                $89,895
                                              ---------------------------------
Delinquent loans to total loans                  0.24%                  1.12%


                                                   At December 31, 1996

                                            60-89 Days             90 Days or More
                                            --------------------------------------
                                             Principal                Principal
                                              Balance                  Balance
(Dollars in Thousands)                        of Loans                of  Loans
----------------------------------------------------------------------------------
One-to-four family                            $13,753                $65,463
Multi-family                                    1,226                  4,547
Commercial real estate                            952                  9,016
Consumer and other loans                        1,294                  7,600
                                              ---------------------------------
   Total delinquent loans                     $17,225                $86,626
                                              ---------------------------------
Delinquent loans to total loans                  0.30%                  1.50%

The underlying credit quality of the Company's loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral, if any, securing the loan. A borrower's ability to pay typically is dependent primarily on employment and other sources of income, which in turn is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets may also impact a borrower's ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), a loan is normally deemed impaired when it is probable the Company will be unable to collect both principal and interest due according to the contractual terms. Loans that were restructured prior to January 1, 1995 and performing in accordance with their restructured terms are not considered impaired loans under SFAS No. 114. Loans restructured after December 31, 1994 are considered impaired. A valuation allowance is established (with a corresponding charge to the provision for loan losses) when the fair value of the property that collateralizes the impaired loan is less than the recorded investment in the loan. The Company's procedure for identifying impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. At December 31, 1998, the Company's balance of impaired loans was $26.8 million. For further discussion of impaired loans, see Note 5 of Notes of Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

The provision for loan losses is based upon management's estimate of the amount necessary to maintain adequate reserves for losses inherent in the Company's loan portfolio. The estimate of inherent losses is developed by management considering a number of factors, including matters pertinent to the underlying quality of the loan portfolio. Management of the Company reviews its loan receivable portfolio on at least a quarterly basis, which includes, but is not limited to, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. The Company determines loan loss provisions by reviewing individual loans as well as an overall assessment of the loan portfolio in view of the state of the regional economies, trends in the real estate market of the Company's primary lending areas and trends in the level of the Company's non-performing loans.

The following table sets forth the Company's allowance for losses on loans, investments in real estate and REO at the dates indicated.

                                                                          AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      1998            1997            1996            1995            1994
                                                            ----            ----            ----            ----            ----
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of  year .....................       $73,920         $48,001         $47,853         $47,886         $50,623
    Allowance of acquired institution .............            --          25,433              --           3,528              --
    Provision charged to operations ...............        15,380           9,061          10,163           8,477          15,688
    Charge-offs:
       One-to-four family .........................       (13,039)         (3,971)         (5,179)         (6,465)         (8,566)
       Multi-family ...............................          (769)         (2,059)           (226)           (664)         (1,069)
       Commercial .................................        (1,528)            (72)         (2,468)         (2,031)         (4,144)
       Consumer and other .........................        (3,824)         (4,726)         (4,819)         (5,747)         (6,268)
                                                         --------        --------        --------        --------        --------
             Total charge-offs ....................       (19,160)        (10,828)        (12,692)        (14,907)        (20,047)
    Recoveries:
       One-to-four family .........................         1,616             728             637           1,237             488
       Multi-family ...............................           516              --              37              --              --
       Commercial .................................         1,788             617           1,047             580              --
       Consumer and other .........................           489             908             956           1,052           1,134
                                                         --------        --------        --------        --------        --------
            Total recoveries ......................         4,409           2,253           2,677           2,869           1,622
    Adjustment to conform fiscal year of LIB to
     the Company                                             (146)             --              --              --              --
                                                         --------        --------        --------        --------        --------

Balance at end of year ............................       $74,403         $73,920         $48,001         $47,853         $47,886
                                                         ========        ========        ========        ========        ========
Ratio of net charge-offs during the year
to average loans outstanding during the year ......          0.17%           0.13%           0.20%           0.32%           0.56%

Ratio of allowance for loan losses to total
loans at end of the year ..........................          0.83%           0.93%           0.83%           1.15%           1.46%

Ratio of allowance for loan losses to
non-performing loans at end of the year ...........         66.99%          82.23%          55.41%          47.78%          39.58%

ALLOWANCE FOR LOSSES ON INVESTMENTS
  IN REAL ESTATE AND REO:

Balance at beginning of year ......................        $1,493          $2,045          $3,746          $5,250          $4,741
    Allowance of acquired institution .............            --              94              --           1,144              --
    Provision (recovery) recorded to operations ...         1,108           1,035          (1,257)            813           3,808
    Charge-offs ...................................        (2,835)         (1,726)         (2,110)         (4,551)         (4,535)
    Recoveries ....................................           241              45           1,666           1,090           1,236
    Adjustment to conform fiscal year of LIB to
     the Company                                              682              --              --              --              --
                                                         --------        --------        --------        --------        --------
Balance at end of year ............................          $689          $1,493          $2,045          $3,746          $5,250
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

                                                                 AT DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                                      1998                            1997                               1996
                            -------------------------         ------------------------          -------------------------
                                           % OF LOANS                      % OF LOANS                         % OF LOANS
                                               TO                               TO                                 TO
(DOLLARS IN THOUSANDS)       AMOUNT        TOTAL LOANS        AMOUNT        TOTAL LOANS         AMOUNT        TOTAL LOANS
                             ------        -----------        ------        -----------         ------        -----------
One-to-four family          $42,084           87.37%          $40,715           86.37%          $20,139           88.32%
Multi-family .....            3,426            5.03             5,305            4.72             3,057            3.49
Commercial .......           10,537            5.05            13,676            5.70            10,364            4.24
Consumer and other           18,356            2.55            14,224            3.21            14,441            3.95
                            -------          ------           -------          ------           -------          ------
Total allowances .          $74,403          100.00%          $73,920          100.00%          $48,001          100.00%
                            =======          ======           =======          ======           =======          ======

                                                 AT DECEMBER 31,
                            ------------------------------------------------------------
                                       1995                            1994
                            --------------------------        --------------------------
                                           % OF LOANS                       % OF LOANS
                                               TO                                TO
(DOLLARS IN THOUSANDS)      AMOUNT         TOTAL LOANS        AMOUNT         TOTAL LOANS
                            ------         -----------        ------         -----------
One-to-four family          $18,740           86.13%          $15,760           83.42%
Multi-family .....            1,551            3.51             1,469            4.23
Commercial .......           12,983            5.34            17,173            5.86
Consumer and other           14,579            5.02            13,484            6.49
                            -------          ------           -------          ------
Total allowances .          $47,853          100.00%          $47,886          100.00%
                            =======          ======           =======          ======

IMPACT OF 1996 LEGISLATION

Deposit Insurance - SAIF Recapitalization. The Deposit Funds Insurance Act of 1996 was enacted on September 30, 1996 and authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all institutions with SAIF-assessable deposits in order to recapitalize the SAIF. This special SAIF assessment for the Company of $47.2 million, or $27.6 million net of taxes, was charged against income in the third quarter of 1996.

As a result of the recapitalization of the SAIF in 1996, the FDIC reduced the assessment rates for deposit insurance for SAIF-assessable deposits for 1997 to a range of 0 to 27 basis points. The Company's SAIF assessment rates since 1997 were 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The Company's total expense in 1998, 1997 and 1996 for deposit insurance and the FICO payment assessment was $5.9 million, $6.6 million and $17.9 million, respectively.


Recapture of Bad Debt Reserves. Prior to the enactment of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions were permitted to establish tax reserves for bad debts and to make annual additions thereto that, within specified limitations, could be deducted in arriving at taxable income. Similar deductions for additions to the Association's bad debt reserve were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax. Under the 1996 Act, the Association is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is required to recapture the excess of the balance of such reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. The New York State and New York City tax laws have been amended to prevent a similar recapture of the bad debt reserve, and to permit continued future use of the bad debt reserve method for purposes of determining New York State and New York City tax liabilities, so long as the Association continues to satisfy certain New York State and New York City definitional tests.

IMPACT OF NEW ACCOUNTING STANDARDS

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

THE YEAR 2000 PROBLEM

The "Year 2000 Problem" centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly and adversely affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. including, but not limited to, third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations and could be deemed to imperil the safety and soundness of the Association. There has been limited litigation filed against corporations regarding the Year 2000 Problem and their compliance efforts. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is legislative action to limit such liability. Legislation has been introduced in several jurisdictions regarding the Year 2000 Problem. However, no assurance can be given that legislation will be enacted in jurisdictions where the Company does business that will have the effect of limiting any potential liability.

The Office of Thrift Supervision ("OTS"), the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies has published substantive guidance on the Year 2000 Problem and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective action, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness, assessment and renovation phases of the Plan. During the awareness, assessment and renovation phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 readiness. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. Following awareness and assessment, the Company then renovated or replaced the systems that may have posed a Year 2000-related problem. Following renovation, the functionality of new systems were validated. The validation phase is approximately 95% complete and the implementation phase is approximately 70% complete.

The Company has complied with federal banking regulatory guidelines, completing testing of its mission critical systems prior to September 1, 1998 and its customer systems prior to September 30, 1998. The Company has met federal banking regulatory guidelines stating that the Association and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998. The Company and the Association are on target for substantially completing testing renovation of both internally and externally supplied systems, by June 30, 1999. The Company has arranged to establish end-to-end Year 2000 tests with its business partners allowing the Company an additional opportunity to test and stress such systems.

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

Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. As a result, the Company expects to formulate contingency plans for its mission critical systems where possible. These systems include retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, general ledger and accounting systems and payroll processing. The Company maintains a disaster recovery program designed to deal with similar failures on an ongoing basis. All business units have been directed to update and review their existing recovery plans in addition to developing contingency plans prior to March 31, 1999 to address the possible failure of one or more mission critical systems.

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

Monitoring and managing the Year 2000 Project Plan will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing for Year 2000 compliance, and costs for developing and implementing contingency plans for critical systems which fail. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing and developing and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future. It is currently estimated that total Year 2000 compliance efforts will cost, excluding reallocation of internal resources, approximately $1,500,000 which includes $750,000 expensed by LISB prior to the LIB Acquisition.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, "MD&A" on pages 41 through 45 under the caption "Interest Rate Sensitivity Analysis," and pages 59 through 63 under the caption "Asset Quality."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the Company's Consolidated Financial Statements, see index on page 71.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION

Information regarding directors and executive officers who are not directors of the Registrant, is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board of Directors of Astoria Financial Corporation" in the Company's definitive Proxy Statement to be dated April 9, 1999, for its Annual Meeting of Shareholders to be held on May 19, 1999, which will be filed with the SEC within 120 days from December 31, 1998, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table", "Fiscal Year End Option/SAR Values", "Pension Plans", "Director Compensation", "Employment Agreements", "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation", and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's definitive Proxy Statement to be dated April 9,1999 for its Annual Meeting of Shareholders to be held on May 19, 1999, which will be filed with the SEC within 120 days from December 31, 1998, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" is in the Company's definitive Proxy Statement to be dated April 9, 1999 for its Annual Meeting of Shareholders to be held on May 19, 1999, which will be filed with the SEC within 120 days from December 31, 1998, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the Company's definitive Proxy Statement to be dated April 9, 1999 for its Annual Meeting of Shareholders to be held on May 19, 1999, which will be filed with the SEC within 120 days from December 31, 1998, and is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements on page 71.

    2.   FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 1998

         The following reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 1998:

         (1) Astoria Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 1998, announcing that as of the close of business on September 30, 1998, the acquisition of LIB by the Company was completed.

         (2) Astoria Financial Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 1998 announcing the unaudited financial results, including at least 30 days of post-merger combined results of operations.

         (3) Astoria Financial Corporation's Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 1998 on Current Report 8-K/A filed with the Securities and Exchange Commission on December 11, 1998 which included financial statements and pro forma financial information concerning the acquisition of LIB by the Company.

(c)     EXHIBITS:

                 See Index of Exhibits on page 114.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/ George L. Engelke, Jr.                            Date:  March 17, 1999
   ------------------------------------                    -------------------
    George L. Engelke, Jr.
    Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               NAME                                                               DATE
               ----                                                               ----
         /s/  George L. Engelke, Jr.                                          March 17, 1999
              -------------------------------------------------------
              George L. Engelke, Jr.
              Chairman, President and Chief Executive Officer


         /s/  John J. Conefry, Jr.                                            March 17, 1999
              -------------------------------------------------------
              John J. Conefry, Jr.
              Vice Chairman and Director


         /s/  Gerard C. Keegan                                                March 17, 1999
              -------------------------------------------------------
              Gerard C. Keegan
              Vice Chairman, Chief Administrative
              Officer and Director


         /s/  Monte N. Redman                                                 March 17, 1999
              -------------------------------------------------------
              Monte N. Redman
              Executive Vice President and Chief Financial Officer


         /s/  Robert G. Bolton                                                March 17, 1999
              -------------------------------------------------------
              Robert G. Bolton
              Director


         /s/  Denis J. Connors                                                March 17, 1999
              -------------------------------------------------------
              Denis J. Connors
              Director


        /s/   Robert J. Conway                                                March 17, 1999
              -------------------------------------------------------
              Robert J. Conway
              Director


         /s/  Thomas J. Donahue                                               March 17, 1999
              -------------------------------------------------------
              Thomas J. Donahue
              Director

         /s/  William J. Fendt                                                March 17, 1999
              -------------------------------------------------------
              William J. Fendt
              Director


         /s/  Peter C. Haeffner, Jr.                                          March 17, 1999
              -------------------------------------------------------
              Peter C. Haeffner, Jr.
              Director


         /s/  Ralph F. Palleschi                                              March 17, 1999
              -------------------------------------------------------
              Ralph F. Palleschi
              Director


         /s/  Lawrence W. Peters                                              March 17, 1999
              -------------------------------------------------------
              Lawrence W. Peters
              Director


         /s/  Thomas V. Powderly                                              March 17, 1999
              -------------------------------------------------------
              Thomas V. Powderly
              Director


         /s/  Donald D. Wenk                                                  March 17, 1999
              -------------------------------------------------------
              Donald D. Wenk
              Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                                      Page
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998, 1997 AND 1996
   Independent Auditors' Report ..................................................     72
   Consolidated Statements of Financial Condition as of December 31, 1998 and 1997     73
   Consolidated Statements of Operations for the years ended December 31, 1998,
     1997 and 1996 ...............................................................     74
   Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996 ............................................     75
   Consolidated Statements of Cash Flows for the years ended December 31, 1998,
     1997 and 1996 ...............................................................     76
   Notes to Consolidated Financial Statements ....................................     78

I N D E P E N D E N T   A U D I T O R S '   R E P O R T

To The Board of Directors and Shareholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



KPMG LLP
New York, New York
January 21, 1999

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     AT DECEMBER 31,
                                                                                       --------------------------------------
(In Thousands, Except Share Data)                                                             1998                    1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                                     $126,945                 $48,645
Federal funds sold and repurchase agreements                                                 266,437                 110,550
Mortgage-backed securities available-for-sale                                              7,553,834               4,509,391
Other securities available-for-sale                                                          642,610                 297,914
Mortgage-backed securities held-to-maturity
     (estimated fair value of $1,141,145 and $1,389,926, respectively)                     1,136,799               1,383,627
Other securities held-to-maturity (estimated fair value of
     $982,295 and $1,255,097, respectively)                                                  972,012               1,249,045
Federal Home Loan Bank of New York stock                                                     210,250                 108,774
Loans held-for-sale                                                                          212,909                 163,962
Loans receivable held-for-investment                                                       8,813,722               7,856,636
     Less allowance for loan losses                                                           74,403                  73,920
-----------------------------------------------------------------------------------------------------------------------------
Loans receivable held-for-investment, net                                                  8,739,319               7,782,716
Mortgage servicing rights, net                                                                50,237                  41,789
Accrued interest receivable                                                                  102,288                  95,652
Premises and equipment, net                                                                  161,629                 202,193
Goodwill                                                                                     245,862                 263,228
Other assets                                                                                 166,610                 174,851
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $20,587,741             $16,432,337
=============================================================================================================================

LIABILITIES:
     Deposits                                                                             $9,668,286              $9,951,421
     Reverse repurchase agreements                                                         7,291,800               3,896,165
     Federal Home Loan Bank of New York advances                                           1,210,170                 423,136
     Other borrowings                                                                        520,827                 454,936
     Mortgage escrow funds                                                                   116,106                 114,570
     Accrued expenses and other liabilities                                                  318,168                 146,310
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         19,125,357              14,986,538
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 5,000,000 shares authorized:
         Series A (325,000 shares authorized and -0- shares issued and outstanding)                -                       -
         Series B (2,000,000 shares authorized, issued and outstanding)                        2,000                   2,000
     Common stock, $.01 par value;
            (200,000,000 and 70,000,000 shares authorized; 54,655,095 and
             57,290,186 shares issued and; 54,655,095 and 53,824,131 shares
             outstanding at December 31, 1998 and 1997, respectively)                            547                     533
    Additional paid-in capital                                                               767,846                 806,656
    Retained earnings - substantially restricted                                             742,679                 750,305
    Treasury stock (3,466,055 shares, at cost)                                                     -                 (87,940)
    Accumulated other comprehensive income:
       Net unrealized (loss) gain on securities, net of taxes                                (14,566)                 20,865
    Unallocated common stock held by ESOP                                                    (35,908)                (39,567)
    Unearned common stock held by RRPs                                                          (214)                 (7,053)
-----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 1,462,384               1,445,799
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $20,587,741             $16,432,337
=============================================================================================================================


See accompanying Notes to Consolidated Financial Statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------------------
(In Thousands, Except Share Data)                                       1998                   1997                    1996
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Mortgage loans                                                      $612,606                $503,504                $370,867
   Consumer and other loans                                              24,422                  23,981                  23,164
   Mortgage-backed securities                                           438,934                 352,841                 380,825
   Other securities                                                     132,414                  85,968                  62,932
   Federal funds sold and repurchase agreements                          16,072                  11,861                   4,681
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 1,224,448                 978,155                 842,469
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                             399,602                 371,543                 347,262
   Borrowed funds                                                       375,863                 232,048                 154,081
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                  775,465                 603,591                 501,343
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     448,983                 374,564                 341,126
Provision for loan losses                                                15,380                   9,061                  10,163
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     433,603                 365,503                 330,963
--------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
   Customer service and other loan fees                                  34,619                  23,298                  20,097
   Loan servicing fees                                                    5,162                  12,481                  14,337
   Net gain on sales of securities                                       10,976                  14,400                   7,605
   Net gain on sales of loans                                             1,990                   4,044                   2,332
   Other                                                                  7,781                   7,254                   6,303
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                60,528                  61,477                  50,674
--------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
   General and administrative:
     Compensation and benefits                                          119,240                 116,076                 108,542
     Occupancy, equipment and systems                                    57,688                  48,069                  43,545
     Federal deposit insurance premiums                                   5,931                   6,589                  17,946
     Advertising                                                          4,782                   8,969                   9,319
     Other                                                               46,912                  33,968                  29,195
--------------------------------------------------------------------------------------------------------------------------------
   Total general and administrative                                     234,553                 213,671                 208,547
   Real estate operations and provision for
     real estate losses, net                                             (1,854)                  1,863                  (6,643)
   Amortization of goodwill                                              19,754                  11,722                   8,968
   Acquisition costs and restructuring charges                          124,168                       -                       -
   SAIF recapitalization assessment                                           -                       -                  47,202
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                              376,621                 227,256                 258,074
--------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and extraordinary item                 117,510                 199,724                 123,563
Income tax expense                                                       61,825                  81,840                  54,435
--------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                         55,685                 117,884                  69,128
Extraordinary item, net of tax                                          (10,637)                      -                       -
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $45,048                $117,884                 $69,128
================================================================================================================================
Basic earnings per common share:
   Income before extraordinary item                                       $0.98                   $2.51                   $1.49
   Extraordinary item, net of tax                                         (0.21)                      -                       -
   Net earnings per common share                                          $0.77                   $2.51                   $1.49
================================================================================================================================
Diluted earnings per common share:
   Income before extraordinary item                                       $0.94                   $2.39                   $1.44
   Extraordinary item, net of tax                                         (0.20)                      -                       -
   Net earnings per common share                                          $0.74                   $2.39                   $1.44
================================================================================================================================
Basic weighted  average common shares                                50,801,598              46,362,179              46,267,304
Diluted weighted average common and
   common equivalent shares                                          52,886,191              48,765,698              48,085,820


See accompanying Notes to Consolidated Financial Statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                                                        RETAINED
                                                                                                      ADDITIONAL        EARNINGS
                                                                            PREFERRED    COMMON         PAID-IN       SUBSTANTIALLY
(In Thousands, Except Share Data)                           TOTAL             STOCK       STOCK         CAPITAL         RESTRICTED
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995 ....................         $1,116,859             --        $532         $624,510          $616,028

Comprehensive income:
   Net income ...................................             69,128             --          --               --            69,128
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment .........            (18,018)            --          --               --                --
       Net unrealized gain on securities
        reclassified from held-to-maturity to
       available for sale .......................              6,734             --          --               --                --
                                                         -----------
Comprehensive income ............................             57,844
                                                         -----------

Common stock repurchased (3,058,783 shares) .....            (73,715)            --          --               --                --
Dividends on common stock .......................            (17,372)            --          --               --           (17,372)
Exercise of stock options and related tax benefit              4,560             --          --            1,151            (2,597)
Sale of unearned RRP stock (10,176 shares) ......                147             --          --               --                --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit .........................             19,600             --          --            8,764                --
                                                         --------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996 ....................          1,107,923             --         532          634,425           665,187

Comprehensive income:
   Net income ...................................            117,884             --          --               --           117,884
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment .........             14,076             --          --               --                --
                                                         -----------
Comprehensive income ............................            131,960
                                                         -----------

Issuance of Series B, preferred stock
     (2,000,000 shares) to effect acquisition
     of The Greater New York Savings Bank .......             62,000          2,000          --           60,000                --
Issuance of common stock (89,548 shares)
      to effect acquisition of The Greater New
      York Savings Bank .........................             84,192             --           1           84,191                --
Conversion of The Greater New York
      Savings Bank stock options into Astoria
      Financial Corporation stock options .......              8,572             --          --            8,572                --
Common stock repurchased (2,224,372 shares) .....            (85,735)            --          --               --                --
Dividends on common and preferred stock .........            (25,965)            --          --               --           (25,965)
Issuance of treasury stock (5,695,827 shares)
     to effect acquisition of The Greater New
     York Savings Bank ..........................            130,465             --          --               --                --
Exercise of stock options and related tax benefit              8,933             --          --            4,852            (6,801)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit .........................             23,454             --          --           14,616                --
                                                         --------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997 ....................          1,445,799          2,000         533          806,656           750,305

Comprehensive income:
   Net income ...................................             45,048             --          --               --            45,048
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment .........            (34,928)            --          --               --                --

Comprehensive income ............................             10,120


Adjustments to stockholders' equity to effect the
      acquisition of Long Island Bancorp, Inc. ..                 --             --          11          (69,667)               --
Common stock repurchased (339,892 shares) .......            (16,633)            --          --               --                --
Dividends on common and preferred stock
     and amortization of purchase premium .......            (38,631)            --          --           (1,304)          (37,327)
Exercise of stock options and related tax benefit             24,357             --           3           13,630           (25,113)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit .........................             26,496             --          --           17,665                --
Adjustment to conform fiscal year of Long
    Island Bancorp, Inc. to Astoria Financial
    Corporation .................................             10,876             --          --              866             9,766
                                                         --------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998 ....................         $1,462,384         $2,000        $547         $767,846          $742,679
                                                         ==========================================================================

                                                                          ACCUMULATED      UNALLOCATED      UNEARNED
                                                                             OTHER           COMMON          COMMON
                                                          TREASURY       COMPREHENSIVE      STOCK HELD      STOCK HELD
                                                            STOCK            INCOME           BY ESOP         BY RRPS
                                                        ---------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995 ....................        $ (75,843)         $18,073         $(48,798)        $(17,643)

Comprehensive income:
   Net income ...................................               --               --               --               --
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment .........               --          (18,018)              --               --
       Net unrealized gain on securities
        reclassified from held-to-maturity to
       available for sale .......................               --            6,734               --               --

Comprehensive income ............................


Common stock repurchased (3,058,783 shares) .....          (73,715)              --               --               --
Dividends on common stock .......................               --
Exercise of stock options and related tax benefit            6,006               --               --               --
Sale of unearned RRP stock (10,176 shares) ......               --               --               --              147
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit .........................               --               --            5,079            5,757
                                                        ---------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996 ....................         (143,552)           6,789          (43,719)         (11,739)

Comprehensive income:
   Net income ...................................               --               --               --               --
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment .........               --           14,076               --               --

Comprehensive income ............................


Issuance of Series B, preferred stock
     (2,000,000 shares) to effect acquisition
     of The Greater New York Savings Bank .......               --               --               --               --
Issuance of common stock (89,548 shares)
      to effect acquisition of The Greater New
      York Savings Bank .........................               --               --               --               --
Conversion of The Greater New York
      Savings Bank stock options into Astoria
      Financial Corporation stock options .......               --               --               --               --
Common stock repurchased (2,224,372 shares) .....          (85,735)              --               --               --
Dividends on common and preferred stock .........               --               --               --               --
Issuance of treasury stock (5,695,827 shares)
     to effect acquisition of The Greater New
     York Savings Bank ..........................          130,465               --               --               --
Exercise of stock options and related tax benefit           10,882               --               --               --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit .........................               --               --            4,152            4,686
                                                        ---------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997 ....................          (87,940)          20,865          (39,567)          (7,053)

Comprehensive income:
   Net income ...................................               --               --               --               --
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment .........               --          (34,928)              --               --

Comprehensive income ............................


Adjustments to stockholders' equity to effect the
      acquisition of Long Island Bancorp, Inc. ..           68,586               --               --            1,070
Common stock repurchased (339,892 shares) .......          (16,633)              --               --               --
Dividends on common and preferred stock
     and amortization of purchase premium .......               --               --               --               --
Exercise of stock options and related tax benefit           35,837               --               --               --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit .........................               --               --            3,467            5,364
Adjustment to conform fiscal year of Long
    Island Bancorp, Inc. to Astoria Financial
    Corporation .................................              150             (503)             192              405

                                                        ---------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998 ....................               --         $(14,566)        $(35,908)        $   (214)
                                                        ===============================================================


See accompany Notes to Consolidated Financial Statements.

           ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
(In Thousands)                                                                 1998                  1997                  1996
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    45,048           $   117,884           $    69,128
                                                                           -------------------------------------------------------
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Net accretion of discounts, premiums
            and deferred loan fees                                             (25,939)              (20,401)              (12,522)
       Provision for loan and real estate losses                                16,489                 9,886                 8,906
       Depreciation and amortization                                            16,959                23,591                16,650
       Net gain on sales of securities and loans                               (12,966)              (18,444)               (9,937)
       Originations of loans held-for-sale, net of proceeds
            from sales                                                         (22,175)             (105,071)               (2,448)
       Amortization of goodwill                                                 19,754                11,722                 8,968
       Allocated and earned shares from ESOP and RRPs                           18,195                19,663                18,005
       Increase in accrued interest receivable                                  (8,671)               (5,874)               (9,255)
       Capitalized mortgage servicing rights, net of amortization
            and valuation allowance                                             (6,061)               (8,036)               (3,200)
       Loss on early extinguishment of debt                                     18,547                    --                    --
       Decrease (increase) in other assets                                      24,930                62,928                (1,333)
       Increase (decrease) in accrued expenses and other liabilities           131,236               (33,933)               60,533
       Acquisition costs and restructuring charges                              87,101                    --                    --
                                                                           -------------------------------------------------------

            Net cash provided by operating activities                          302,447                53,915               143,495
                                                                           -------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Origination of loans held for investment, net of principal
            payments                                                        (1,260,776)           (1,591,419)             (759,796)
       Loan purchases through third parties                                   (195,336)             (581,794)           (1,266,617)
       Principal payments on mortgage-backed
            securities held-to-maturity                                        319,212                80,635               101,063
       Principal payments on mortgage-backed
            securities available-for-sale                                    1,964,457               800,946               953,845
       Purchases of mortgage-backed securities
            held-to-maturity                                                   (72,651)             (119,080)              (87,069)
       Purchases of mortgage-backed securities
            available-for-sale                                              (6,505,183)             (799,257)             (403,827)
       Purchases of other securities held-to-maturity                         (213,456)             (743,799)             (415,482)
       Purchases of other securities available-for-sale                     (1,061,236)             (180,550)             (477,718)
       Proceeds from maturities of other securities
            available-for-sale                                                 755,248               220,853               431,328
       Proceeds from maturities of other securities
            held-to-maturity                                                   527,527               139,514                50,860
       Purchases of FHLB stock, net                                           (101,476)               (7,970)               (5,622)
       Proceeds from sales of securities available-for-sale and loans        1,903,658             1,556,073               719,589
       Proceeds from sales of real estate owned and
            investments in real estate, net                                     20,524                37,303                30,719
       Purchases of premises and equipment, net of proceeds
            from sales                                                         (27,677)              (18,233)              (23,924)
       Purchase of mortgage servicing rights                                        --                (4,066)              (15,159)
       Acquisitions net of cash and cash
            equivalents acquired                                                    --               (82,202)                   --
                                                                           -------------------------------------------------------

            Net cash used in investing activities                           (3,947,165)           (1,293,046)           (1,167,810)
                                                                           -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (decrease) increase in deposits                                    (294,106)              203,912               308,655
       Net increase in reverse repurchase agreements                         3,219,488               912,166               537,996
       Net increase in FHLB of New York advances                               820,000                 2,120                35,000
       Net increase in other borrowings                                         77,855               276,913               178,023
       Increase (decrease) in mortgage escrow funds                             22,720                 8,376                (3,233)
       Costs to repurchase common stock                                        (16,633)              (85,735)              (73,715)
       Cash dividends paid to stockholders                                     (42,754)              (25,797)              (18,162)
       Cash received for options exercised                                      15,012                 4,960                 2,548
       Cash received from sale of unallocated RRP stock                             --                    --                   147

                                                                           -------------------------------------------------------
            Net cash provided by financing activities                        3,801,582             1,296,915               967,259
                                                                           -------------------------------------------------------

            Net increase (decrease) in cash and cash equivalents               156,864                57,784               (57,056)
       Adjustment to conform fiscal year of LIB to the Company                   77,323                    --                   --
       Cash and cash equivalents at beginning of year                          159,195               101,411               158,467
                                                                           -------------------------------------------------------
       Cash and cash equivalents at end of year                            $   393,382           $   159,195           $   101,411
                                                                           =======================================================

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                          YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------------
(In Thousands)                                                                 1998                  1997                  1996
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Cash paid during the year:

          Interest                                                         $738,271              $593,880              $  491,644
                                                                           =======================================================

          Income taxes                                                     $ 25,078              $ 42,570              $   53,530
                                                                           =======================================================

     Additions to real estate owned                                        $ 15,955              $ 16,511              $   18,897
                                                                           =======================================================

     Securitization of loans                                               $387,071              $680,889              $  358,786
                                                                           =======================================================
     Transfers of securities from held-to-maturity to available-
          for-sale, net                                                    $     --              $     --              $1,307,472
                                                                           =======================================================


SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS RELATING TO THE GREATER ACQUISITION

Noncash investing and financing transactions relating to The Greater acquisition that are not reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 1997 are listed below:

(In Thousands)
------------------------------------------------------------------------------------
Fair value of assets acquired, excluding cash and cash
   equivalents acquired                                                 $ 2,340,822
Liabilities assumed                                                      (2,140,102)
Conversion of stock options and common stock
   previously acquired from acquiree                                        (13,132)
Goodwill                                                                    169,335
75% stock consideration                                                    (274,721)
------------------------------------------------------------------------------------
Cash paid for acquiree, net of cash and cash equivalents
   acquired                                                             $    82,202
====================================================================================


See accompanying Notes to Consolidated Financial Statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting and reporting policies of Astoria Financial Corporation (the "Company") and subsidiary conform to generally accepted accounting principles ("GAAP") and are used in preparing and presenting these consolidated financial statements.

(a) Basis of Presentation

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Astoria Federal Savings and Loan Association (the "Association") and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

After the close of business on September 30, 1998, Long Island Bancorp, Inc. ("LIB") merged with and into the Company and LIB's subsidiary, The Long Island Savings Bank, FSB ("LISB"), merged with and into the Association (the "LIB Acquisition"). All subsidiaries of LISB became subsidiaries of the Association. The acquisition was accounted for as a pooling-of-interests, and accordingly, all historical financial information for the Company has been restated to include LIB's historical information for the earliest periods presented. The Company reports its financial results on a calendar year basis, whereas LIB had reported its financial results on a fiscal year basis which ended on September
30. The consolidated financial results for years prior to 1998 reflect the combination of the Company at and for the years ended December 31 with LIB at and for the fiscal years ended September 30. The consolidated financial results for 1998 reflect the combination of the Company at and for the year ended December 31, 1998 with LIB at and for the calendar nine months ended September 30, 1998. LIB's operating results for the three-month period ended December 31, 1997 have been included as a separate component of consolidated stockholders' equity and are not included in the Company's consolidated statement of operations for the year ended December 31, 1998.

Results of operations of companies acquired and accounted for as purchases are included from the dates of acquisition. When the Company acquires a company through a pooling-of-interests, current and prior-period financial statements are restated to include the accounts of the acquired companies. Previously reported balances of the acquired companies have been reclassified to conform to the Company's presentation and restated to give effect to the combinations. Certain reclassifications have been made to 1997 and 1996 financial statements to conform them to the 1998 presentation.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(b) Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with original maturities of three months or less.

(c) Securities

The Company follows Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. The securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ending December 31, 1998 and 1997, the Company did not maintain a trading portfolio. Management conducts a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value, and whether such decline is other than temporary.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


(d) Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to operations. Premiums, discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.

(e) Loans Receivable Held-for-Investment

Loans receivable held-for-investment are carried at the unpaid principal balances, net of unamortized discounts and premiums and deferred loan origination fees and costs which are recognized as yield adjustments over the lives of the loans using the interest method.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, trends in portfolio volume, quality, maturity and composition, the status and amount of non-performing and past-due loans, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated fair value of any underlying collateral and current and prospective, as well as specific and general, economic conditions.

When loans become ninety days delinquent, with the exception of loans delinquent 90 days or more as to their maturity date but not their interest payment, the Company will discontinue accruing interest, which results in a charge to interest income equal to all interest previously accrued and not collected. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received, until a return to accrual status is warranted. The Company will return loans to an accrual status when principal and interest payments are current, full collection of principal and interest is reasonably assured and a consistent record of performance has been demonstrated. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to income using the interest method. Discounts and premiums on mortgage loans purchased are also deferred and amortized using the interest method. The Company is generally amortizing these amounts over the contractual life of the related loans, adjusted for prepayments.

The Company follows Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS No. 118"). Under SFAS No. 114 and SFAS No. 118, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company reviews larger balance loans for individual impairment and groups smaller balance loans based on homogeneous pools. Interest income received on impaired non-accrual loans is recognized on a cash basis. Interest income on other impaired loans is recognized on an accrual basis.

(f)  Mortgage Servicing Rights ("MSR")

The Company recognizes, as separate assets, the rights to service mortgage loans whether those rights are acquired through loan purchase or loan origination activities. MSR are amortized in proportion to and over the estimated period of net servicing income.

The Company stratifies its MSR by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair value of each MSR stratum is determined through a discounted cash flow analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates.

The Company assesses impairment of the MSR based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


(g) Real Estate Owned and Investments in Real Estate

Real estate acquired through foreclosure or the collection process is carried at the lower of cost or estimated fair value at the date of acquisition, and at the lower of the new cost basis or estimated fair value, less estimated selling costs, thereafter. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, the Company maintains an allowance for actual and potential future declines in value.

Investments in unconsolidated real estate joint ventures are accounted for using the equity method of accounting. Interest and other carrying charges are capitalized on projects in process of development. The recognition of gains on the sale of real estate is dependent upon the terms of sale and various other factors. Valuation allowances for estimated losses are charged to income when the carrying value of real estate held for investment exceeds its estimated fair value. Real estate owned and investments in real estate, which are included in other assets, amounted to $9.3 million and $25.4 million at December 31, 1998 and 1997, respectively.

(h) Premises and Equipment

Land is carried at cost. Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives.

(i) Excess of Cost Over Estimated Fair Value of Net Assets Acquired ("Goodwill")

The portion, if any, of intangible assets generated in acquisitions identified as core deposit intangible is amortized using the interest method over the estimated lives of the related liabilities. The remaining portion is considered goodwill and is amortized using the straight line method over varying periods up to fifteen years. Goodwill is evaluated periodically by the Company for impairment in response to changes in circumstances or events.

(j) Reverse Repurchase Agreements (Securities Sold Under Agreements to
Repurchase)

The Company enters into sales of securities under agreements to repurchase with selected dealers and banks. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the Company's consolidated statements of financial condition.

The Company follows Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

(k) Interest Rate Caps/Floors and Interest Rate Swaps

As part of its asset/liability management program, the Company from time-to-time utilizes interest rate caps and floors and interest rate swaps to reduce the Company's sensitivity to interest rate fluctuations. Premiums paid for interest rate caps and floors are amortized to interest expense over the terms of the agreements. Net interest income is decreased or increased on an accrual basis by amounts receivable or payable with respect to the rate caps and floors purchased or sold. The net interest differential, resulting from the difference between exchanging variable and fixed rate interest payments as part of an interest rate swap is recorded as a component of net interest income.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


(l) Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) Earnings Per Common Share ("EPS")

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplified the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, and replaced the presentation of primary EPS and fully diluted EPS with the presentation of basic EPS and diluted EPS, respectively. Upon adoption of SFAS No. 128, the change from primary EPS to basic EPS and from fully diluted EPS to diluted EPS resulted in modest increases in both EPS presentations.

(n) Employee Benefits

The Company follows the provisions of the AICPA's Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). In accordance with SOP 93-6, compensation expense is recorded at an amount equal to the shares allocated by the Employee Stock Ownership Plan ("ESOP") multiplied by the average fair value of the Company's common stock during the reporting period. For EPS and other per-share disclosure, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released (unallocated shares) are excluded from outstanding shares on a weighted average basis for EPS calculations. The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

The Company follows Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") for medical and dental coverage provided to select individuals upon retirement. This statement requires that the cost of postretirement benefits, primarily health care benefits, be accrued during an employee's active working career.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established a fair value-based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value-based method that is contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements. The Company has chosen to continue to use the APB No. 25 method; however, SFAS No. 123 requires the presentation of pro forma net income and EPS information in the notes to the financial statements as if the fair value- based method had been adopted. See
Note 16 for the presentation of this pro forma information.

Effective for the year ended December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 supersedes the disclosure requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," ("SFAS No. 87") and SFAS No. 106. This standard requires additional information on the changes in the benefit obligations and plan assets and eliminates certain disclosures to facilitate the financial analysis of these plans. This standard is limited to issues of reporting and presentation and does not address recognition or measurement; therefore, its adoption did not affect the Company's financial condition or results of operations. All periods presented have been restated to conform to the new requirements. See Note 15 for the presentation of this information.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


(o) Segment Reporting

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items, and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

(2) BUSINESS COMBINATIONS

LIB Acquisition

Following the close of business on September 30, 1998 ("the consummation date"), the Company completed the acquisition of LIB, the holding company of LISB, a federally chartered savings bank, with LIB merging with and into the Company and LISB merging with and into the Association (the "LIB Acquisition"). The transaction was accounted for as a pooling-of-interests. Accordingly, under GAAP, the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation, were recorded by the Company. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share ("LIB Common Stock"), received 1.15 shares of the Company's common stock, par value $.01 per share ("Common Stock"), for each share of LIB Common Stock. The Company issued 27,876,636 shares of Common Stock to complete the LIB Acquisition. LIB had $6.58 billion in total assets, $3.58 billion in deposits, and $581.0 million in stockholders' equity at September 30, 1998. The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                 Nine Months Ended         Year Ended December  31,
    (In Thousands)               September 30, 1998         1997              1996
    --------------------------------------------------------------------------------
      Net Interest Income:
         The Company                $213,006              $215,051          $186,693
         LIB                         120,117               159,561           154,395
                                    --------              --------          --------
         Combined  (1)              $333,123              $374,612          $341,088
                                    ========              ========          ========

      Net Income:
         The Company                $ 71,335              $ 68,464          $ 36,853
         LIB                          29,254                49,420            32,275
                                    --------              --------          --------
         Combined                   $100,589              $117,884          $ 69,128
                                    ========              ========          ========

    (1) Certain reclassifications were made to conform LIB's reporting presentation to the Company's. As a result, combined net interest income as presented in the accompanying consolidated statements of operations totals $333.2 million, $374.6 million and $341.1 million for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively.

LIB's reporting period had been as of and for the fiscal year ended September 30, whereas the Company utilizes a calendar year reporting period. LIB's financial results for 1998 have been conformed to the calendar year reporting period of the Company. All prior year consolidated financial results combine the Company with LIB utilizing their respective reporting periods. As a result, LIB's operating results for the three-month period ended December 31, 1997 have been set forth separately in the Company's consolidated statement of changes in stockholders' equity and are not included in the Company's consolidated statements of operations.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The following is a summary of LIB's results of operations and cash flows for the three months ended December 31, 1997.

                                                                    (In Thousands)
      Statement of Operations Data:
         Interest income                                              $ 104,517
         Interest expense                                                65,550
                                                                      ---------
         Net interest income                                             38,967
         Provision for loan losses                                        1,500
                                                                      ---------
         Net interest income after provision for loan losses             37,467
         Non-interest income                                             10,293
         Non-interest expense                                            26,179
         Income tax expense                                               8,399
                                                                      ---------

         Net income                                                      13,182
                                                                      =========

      Statement of Cash Flows Data:
         Cash provided by operating activities                        $  16,195
         Cash used in investing activities                              (38,596)
         Cash provided by financing activities                           99,724
                                                                      ---------

         Net increase in cash and cash equivalents                    $  77,323
                                                                      =========

Acquisition Costs and Restructuring Charges

From the period between initiation of the LIB Acquisition and the consummation date, the Company developed formal plans to integrate the businesses of LIB and the Company. Such plans included, among other things, the termination of employees, disposal of duplicate facilities, consolidation and relocation of equipment and facilities, integration of information systems and cancellation of lease contracts and other executory contracts. The Company has recognized as liabilities only those items that qualify for recognition under the consensus reached on Issue No. 94-3 by the Emerging Issues Task Force ("EITF"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").

The Company has recorded all direct costs related to the LIB Acquisition as liabilities as of the consummation date, and the total pre-tax charge of $124.2 million has been classified as acquisition costs and restructuring charges in the Company's consolidated statement of operations for the year ended December 31, 1998. Such costs relate to restructuring plans and/or exit plans formally adopted by the Company. Four general plans were adopted by the Company as follows:

1.    Plan of termination for former LIB employees.

2. Plan to close "duplicate" banking office facilities including review of lease contracts.

3. Plan to consolidate main operating facilities which included the headquarters of LIB and the relocation of the Company's mortgage operation facilities including review of lease contracts.

4. Plan to integrate information systems including review of lease contracts and other executory contracts.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The following table sets forth, in detail, the components of the Company's acquisition costs and restructuring charges:


                                                  PROVISION CHARGED      CASH PAYMENTS/         ACCRUED
                                                   TO OPERATIONS          WRITE-OFFS IN         BALANCE AT
(IN THOUSANDS)                                    OCTOBER 1, 1998        4TH QUARTER 1998     DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------
EMPLOYEE TERMINATION COSTS:

a)    Executive employment contracts                   $10,592               $10,592               $    --
b)    Severance & retention bonuses and salaries        11,107                 6,309                 4,798
c)    Termination benefits                               6,001                 5,359                   642
d)    Voluntary early retirement charges                 4,886                    --                 4,886
e)    Vested RRPs                                        3,439                 3,439                    --
                                                      --------               -------               -------

         Subtotal                                       36,025                25,699                10,326
                                                      --------               -------               -------

FACILITIES, EQUIPMENT AND SYSTEMS COSTS:

f)    Asset write-offs/write-downs                      51,679                51,679                    -
g)     Lease/contract terminations and
         facilities restructuring                       14,482                 3,203                11,279
h)    Conversion of information systems                  2,917                 1,768                 1,149
                                                      --------               -------               -------

         Subtotal                                       69,078                56,650                12,428
                                                      --------               -------               -------

i) TRANSACTION FEES & OTHER COSTS:

      Investment banking fees                           13,363                 6,827                 6,536
      Legal fees                                         3,071                 1,897                 1,174
      Other professional fees                            1,199                   795                   404
      Printing/filing fees                                 937                   904                    33
      Other                                                495                    85                   410
                                                      --------               -------               -------

         Subtotal                                       19,065                10,508                 8,557
                                                      --------               -------               -------

Total                                                 $124,168               $92,857               $31,311
                                                      ========               =======               =======

All of the aforementioned costs result from plans to exit activities that will have no future economic benefit. The following represent general descriptions of these costs:

a) Executive employment contracts were primarily severance, bonus and benefit payments made to the top eight former senior executives of LIB, pursuant to the merger agreement. Such payments were made by LIB prior to the consummation date.

b) Severance and retention bonuses represent amounts for 444 involuntarily terminated LIB employees (excluding executive officers). Individual amounts were based on years of service, base salary, and period of time to be retained. The Company retained 282 former LIB employees from the consummation date, primarily to engage in transition and exit activities. Such employees will not be retained as permanent employees of the Company. The majority of these individuals were retained through January 31, 1999. The remaining accrued balance is expected to be paid by the end of the second quarter of 1999. Retention salaries represent amounts for these same 282 terminated LIB employees. Although these salaries were for future services to be rendered by terminated employees subsequent to the consummation date, these employees were engaged in exit activities. As such, these costs were recorded as liabilities as of the consummation date.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)



c) Termination benefits represent amounts for vacation pay and life insurance benefits for involuntarily and voluntarily terminated LIB employees, including the top eight senior executive officers. Such benefits were based on years of service and were primarily paid by LIB prior to the consummation date. Additional benefits accrued by the Company as of the consummation date, included benefits for those involuntarily terminated LIB employees who were engaged in exit activities and were being retained by the Company for a specific period. These benefits included medical, dental and disability coverage.

d) Voluntary early retirement charge represents pension and postretirement benefits for 61 former LIB employees. These accelerated employee benefits and reduction in force charges for these former LIB employees totaled $3.0 million for pension benefits and $1.9 million for postretirement benefits. The incremental voluntary pension benefits were recognized in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Such benefits will remain as accrued pension and postretirement benefit costs to the Company until all such benefits are paid during these former LIB employees' lifetimes.

e) All restricted stock awarded under LIB's Management Recognition and Retention Plan for Executive Officers and LIB Management Recognition and Retention Plan for Non-Employee Directors became fully vested upon approval of the acquisition. This amount was paid by LIB prior to the consummation date.

f) Asset write-offs/write-downs represent: $26.7 million for the write-down of LIB's main operating headquarters to its estimated fair value; $17.5 million for complete write-offs for unusable data processing equipment; $2.0 million for write-offs of LIB's book value of unusable furnitures, fixtures, and equipment; $3.1 million for write-offs for unusable furnitures, fixtures, equipment and construction in progress for the Company's abandoned mortgage facility; and $1.6 million for goodwill previously recorded by LIB for Loan Processing Offices ("LPOs") purchased by LIB and closed by the Company. The Company has the intent to sell LIB's main operating headquarters by December 31, 1999 and the current estimated fair value of this facility, which is vacant, is included in the balance of premises and equipment in the Company's statement of financial condition as of December 31, 1998. As of the consummation date, the Company suspended depreciation of this building, as it is held-for-sale, and began to aggressively market this facility.

g) Lease/contract terminations and facilities restructurings primarily represent those costs incurred as a result of exit plans for closing offices and consolidating facilities. The Company initiated plans to close 5 banking office facilities, 5 LPOs and eliminate LIB's main operating headquarters. In addition, due to significant growth in the Company's mortgage operations as a result of the LIB acquisition, the Company was required to relocate its entire mortgage operating facility. Approximately $1.8 million represented lease buyout costs for 4 of the 5 banking office closings and all the LPO closings. These lease obligations existed prior to the consummation date and resulted in penalties for the Company to cancel such obligations. Approximately $1.1 million represented overhead costs for the continued maintenance of LIB's main operating headquarters. This facility has been completely abandoned, effective February 1, 1999. As such, the Company has included its future overhead costs to maintain this facility as part of restructuring charges as no future economic benefit will be obtained from this facility. Approximately $6.8 million represented the present value of net operating costs for the Company's former mortgage operating facility. This operating facility was also abandoned, effective February 1, 1999 as a result of significant growth in volume and resources needed to support such volume in the Company's mortgage loan originations, secondary marketing and mortgage servicing departments. Approximately $2.5 million represented other lease/contract termination costs for various data processing equipment and banking office facility equipment and insurance adjustments. These leases/contracts existed prior to the consummation date. Approximately $1.7 million of the remaining total costs were accrued for clean-up or demolition costs for these closed facilities.

h) Information systems conversion costs primarily represent outside vendor charges for integration of LIB's retail, mortgage, and financial systems to the Company's systems.

i) Transaction fees and other costs primarily represent investment banking and legal fees. The Company has paid

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


the remaining investment banking fees in January 1999 and expects to pay substantially all legal and other professional fees and other costs by December 31, 1999.

The Greater Acquisition

Following the close of business on September 30, 1997, the Company completed the acquisition of The Greater New York Savings Bank ("The Greater"), with The Greater merging with and into the Association in a transaction which was accounted for as a purchase ("The Greater Acquisition"). Accordingly, the assets and liabilities of The Greater were recorded on the books of the Company at their fair market values of $2.37 billion and $2.14 billion, respectively. The cost of The Greater Acquisition was $399.5 million, including approximately $38.2 million of acquisition-related costs. The balance of goodwill generated by The Greater Acquisition at December 31, 1998 was $159.5 million. The Company's consolidated results of operations include The Greater's results of operations commencing October 1, 1997.

Fidelity Acquisition

Following the close of business on January 31, 1995, the Company acquired Fidelity New York, FSB ("Fidelity") in a transaction which was accounted for as a purchase ("Fidelity Acquisition"). The balance of goodwill generated by the Fidelity Acquisition at December 31, 1998 was $82.9 million.

(3) REPURCHASE AGREEMENTS

The Company and the Association purchase securities under agreements to resell (repurchase agreements). These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. The Company may sell, loan or otherwise dispose of such securities to other parties in the normal course of operations. Substantially the same securities are to be resold at maturity of the repurchase agreements. As of December 31, 1998 and 1997, one repurchase agreement for $66.4 million and $1.6 million, respectively, was outstanding.

Repurchase agreements averaged $29.5 million during the year ended December 31, 1998 and $11.5 million during the year ended December 31, 1997. The maximum amounts of such agreements outstanding at any month end, during the years ended December 31, 1998 and 1997, were $100.8 million and $26.5 million, respectively.

(4) SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 1998 and 1997 are as follows:

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


                                                                               At December 31, 1998
                                                              ---------------------------------------------------------
                                                                                 Gross         Gross         Estimated
                                                               Amortized      Unrealized     Unrealized        Fair
(In Thousands)                                                   Cost           Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
     Mortgage-backed securities:
       GNMA pass-through certificates                         $  163,731       $ 2,795       $    (10)       $  166,516
       FHLMC pass-through certificates                           342,311         2,079         (1,668)          342,722
       FNMA pass-through certificates                            608,842         8,513         (1,561)          615,794
       REMICs and CMOs:
         Agency issuance                                       4,961,157         1,363        (42,020)        4,920,500
         Non agency issuance                                   1,509,402         3,689         (4,789)        1,508,302
------------------------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities                          7,585,443        18,439        (50,048)        7,553,834
------------------------------------------------------------------------------------------------------------------------
     Other securities:
       Obligations of the U.S. Government and agencies           462,302         4,910            (13)          467,199
       Corporate debt securities                                  21,048            --           (322)           20,726
       FNMA and FHLMC preferred stock                            127,515         1,325             --           128,840
       Asset-backed securities                                    15,815            41            (32)           15,824
       Equity and other securities                                10,089            --            (68)           10,021
------------------------------------------------------------------------------------------------------------------------
     Total other securities                                      636,769         6,276           (435)          642,610
------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                      $8,222,212       $24,715       $(50,483)       $8,196,444
=======================================================================================================================
Held-to-maturity:
     Mortgage-backed securities:
       GNMA pass-through certificates                         $   53,455       $ 2,122       $     --        $   55,577
       FHLMC pass-through certificates                            14,738           493             (4)           15,227
       FNMA pass-through certificates                             15,954           135             --            16,089
       REMICs and CMOs:
         Agency issuance                                         785,314         3,427         (1,138)          787,603
         Non agency issuance                                     267,338         1,404         (2,093)          266,649
------------------------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities                          1,136,799         7,581         (3,235)        1,141,145
------------------------------------------------------------------------------------------------------------------------
     Other securities:
       Obligations of the U.S. Government and agencies           925,074        10,412           (128)          935,358
       Obligations of states and political subdivisions           46,938            --             (1)           46,937
------------------------------------------------------------------------------------------------------------------------
     Total other securities                                      972,012        10,412           (129)          982,295
------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                        $2,108,811       $17,993       $ (3,364)       $2,123,440
=======================================================================================================================

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


                                                                                        At December 31, 1997
                                                                     --------------------------------------------------------------
                                                                                     Gross             Gross             Estimated
                                                                  Amortized        Unrealized        Unrealized            Fair
(In Thousands)                                                       Cost             Gains             Losses             Value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
     Mortgage-backed securities:
        GNMA pass-through certificates                            $  609,864          $ 3,238          $   (792)          $  612,310
        FHLMC pass-through certificates                              747,572            9,214            (1,384)             755,402
        FNMA pass-through certificates                             1,125,553           19,276              (879)           1,143,950
        REMICs and CMOs:
           Agency issuance                                         1,219,231            2,989            (5,937)           1,216,283
           Non agency issuance                                       775,101            9,784            (3,439)             781,446
------------------------------------------------------------------------------------------------------------------------------------
     Total  mortgage-backed securities                             4,477,321           44,501           (12,431)           4,509,391
------------------------------------------------------------------------------------------------------------------------------------
     Other securities:
        Obligations of the U.S. Government and agencies              179,716               41              (921)             178,836
        FNMA and FHLMC preferred stock                                61,915            3,086               (13)              64,988
        Asset-backed securities                                       11,797               33               (77)              11,753
        Equity and other securities                                   39,821            2,539               (23)              42,337
------------------------------------------------------------------------------------------------------------------------------------
     Total other securities                                          293,249            5,699            (1,034)             297,914
------------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale                                          $4,770,570          $50,200          $(13,465)          $4,807,305
====================================================================================================================================
Held-to-maturity:
     Mortgage-backed securities:
        GNMA pass-through certificates                            $   71,321          $ 4,171          $     --           $   75,492
       FHLMC pass-through certificates                                21,308              969                (4)              22,273
        FNMA pass-through certificates                                19,425              104              (130)              19,399
        REMICs and CMOs:
          Agency issuance                                            926,779            6,597            (2,404)             930,972
          Non agency issuance                                        344,794              594            (3,598)             341,790
------------------------------------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities                              1,383,627           12,435            (6,136)           1,389,926
------------------------------------------------------------------------------------------------------------------------------------
     Other securities:
        Obligations of the U.S. Government and agencies            1,189,300            7,282            (1,223)           1,195,359
        Obligations of states and political subdivisions              49,725               --               (34)              49,691
        Corporate debt securities                                     10,020               28                (1)              10,047
------------------------------------------------------------------------------------------------------------------------------------
     Total other securities                                        1,249,045            7,310            (1,258)           1,255,097
------------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity                                            $2,632,672          $19,745          $ (7,394)          $2,645,023
====================================================================================================================================

Sales of securities from the available-for-sale portfolio during the years ended December 31, are summarized as follows:

(In Thousands)                 1998                1997                1996
------------------------------------------------------------------------------
Proceeds from sale          $1,811,686          $1,327,250          $708,367
Gross gains                     16,353              16,504             8,926
Gross losses                     5,377               2,104             1,321

The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, excluding mortgage-backed securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 1998, the amortized cost of such callable securities totaled $1.33 billion of which $890.3 million are callable within a year and $442.6 million are callable in one to three years. Securities called during the years ended December 31, 1998 and 1997 totaled $738.5 million and $138.1 million, respectively.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

                                                          At December 31, 1998
                                                     --------------------------------
                                                                            Estimated
                                                     Amortized                Fair
(In Thousands)                                         Cost                   Value
-------------------------------------------------------------------------------------
Available-for-sale:
Due in one year or less                              $ 21,981               $ 21,949
Due after one year through five years                  92,302                 93,274
Due after five years through ten years                    129                    137
Due after ten years                                   394,745                398,312
-------------------------------------------------------------------------------------
Total available-for-sale                             $509,157               $513,672
-------------------------------------------------------------------------------------
Held-to-maturity:
Due in one year or less                              $    800               $    800
Due after one year through five years                   1,877                  1,876
Due after five years through ten years                175,110                176,425
Due after ten years                                   794,225                803,194
-------------------------------------------------------------------------------------
Total held-to-maturity                               $972,012               $982,295
=====================================================================================

The balance of accrued interest receivable for mortgage-backed securities totaled $48.0 million and $36.0 million at December 31, 1998 and 1997, respectively. The balance of accrued interest receivable for other securities totaled $10.6 million and $16.9 million at December 31, 1998 and 1997, respectively.

(5) LOANS RECEIVABLE HELD-FOR-INVESTMENT, LOANS HELD-FOR-SALE AND MORTGAGE LOAN SERVICING

Loans receivable held-for-investment, net, are summarized as follows:

                                                                            At December 31,
                                                                  ---------------------------------
(In Thousands)                                                        1998                  1997
---------------------------------------------------------------------------------------------------
Mortgage loans:
       Secured by one-to-four family residences                   $ 7,646,641           $ 6,745,039
       Secured by multi-family properties                             452,854               377,292
       Secured by commercial properties                               452,387               451,559
---------------------------------------------------------------------------------------------------
                                                                    8,551,882             7,573,890
              Net deferred loan origination (fees) costs               (5,049)                  838
              Net unamortized premium                                  36,522                23,661
---------------------------------------------------------------------------------------------------
Total mortgage loans                                                8,583,355             7,598,389
===================================================================================================
Consumer and other loans:
     Home equity                                                      142,437               130,665
     Passbook                                                           6,653                 7,207
     Other                                                             80,287               118,236
---------------------------------------------------------------------------------------------------
                                                                      229,377               256,108
              Net deferred loan origination costs                       1,921                 2,495
              Net unamortized discount                                   (931)                 (356)
---------------------------------------------------------------------------------------------------
Total consumer and other loans                                        230,367               258,247
---------------------------------------------------------------------------------------------------
Total loans                                                         8,813,722             7,856,636
       Allowance for loan losses                                      (74,403)              (73,920)
---------------------------------------------------------------------------------------------------
Loans receivable held-for-investment, net                         $ 8,739,319           $ 7,782,716
===================================================================================================


Accrued interest receivable on all loans receivable totaled $43.7 million and $42.8 million at December 31, 1998 and 1997, respectively.

As of December 31, 1998 and 1997, the Company had loans in non-accrual status, included in loans receivable held-for-investment, of approximately $106.3 million and $73.0 million, respectively. If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income, with respect to such loans, of $6.8 million, $5.2 million and $5.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. This compares to $1.6 million, $1.2 million and $934,000, respectively, of actual payments recorded as

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


interest income with respect to such loans.

Loans individually reviewed for impairment by the Company are limited to multi-family mortgage loans, commercial loans, loans modified in a troubled debt restructuring and selected large one-to-four family residential mortgage loans. Examples of measurement techniques utilized by the Company in determining the book value of an impaired loan include the market price of the loan, if one exists, the estimated fair value of the collateral and present value of expected future cash flows.

The following table summarizes information regarding the Company's impaired mortgage loans:

                                                              At December 31, 1998
                                                 -----------------------------------------------------
                                                                      Allowance
                                                 Recorded              for Loan                Net
(In Thousands)                                  Investment              Losses              Investment
------------------------------------------------------------------------------------------------------
One-to-four family:
       With a related allowance                  $ 1,993               $  (378)               $ 1,615
       Without a related allowance                 3,376                    --                  3,376
------------------------------------------------------------------------------------------------------
Total one-to-four family                           5,369                  (378)                 4,991
------------------------------------------------------------------------------------------------------
Commercial and multi-family:
       With a related allowance                   21,385                (2,901)                18,484
       Without a related allowance                    94                    --                     94
------------------------------------------------------------------------------------------------------
Total commercial and multi-family                 21,479                (2,901)                18,578
------------------------------------------------------------------------------------------------------
Total impaired mortgage loans                    $26,848               $(3,279)               $23,569
=====================================================================================================

                                                                 At December 31, 1997
                                                -------------------------------------------------------
                                                                      Allowance
                                                 Recorded              for Loan                Net
(In Thousands)                                  Investment              Losses              Investment
------------------------------------------------------------------------------------------------------
One-to-four family:
       With a related allowance                  $   890               $  (178)               $   712
       Without a related allowance                10,932                    --                 10,932
------------------------------------------------------------------------------------------------------
Total one-to-four family                          11,822                  (178)                11,644
------------------------------------------------------------------------------------------------------
Commercial and multi-family:
       With a related allowance                   15,735                (3,023)                12,712
       Without a related allowance                 3,894                    --                  3,894
------------------------------------------------------------------------------------------------------
Total commercial and multi-family                 19,629                (3,023)                16,606
------------------------------------------------------------------------------------------------------
Total impaired mortgage loans                    $31,451               $(3,201)               $28,250
======================================================================================================


The Company's average recorded investment in impaired loans for the years ended December 31, 1998 and 1997 was $25.1 million and $19.0 million, respectively. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $2.3 million, $1.7 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Mortgage Loan Servicing

The Company services mortgage loans for investors with unpaid principal balances of approximately $4.94 billion and $4.68 billion at December 31, 1998 and 1997, respectively, which are not reflected in the accompanying consolidated statements of financial condition.

The right to service loans for others is generally obtained by either the sale of loans with servicing retained or the open market purchase of MSR.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


MSR activity is summarized as follows:

                                                                           Year Ended December 31,
                                                       ------------------------------------------------------
(In Thousands)                                           1998                   1997                    1996
--------------------------------------------------------------------------------------------------------------
Balance at beginning of year                          $ 41,839                $ 29,769                $ 11,328
    Purchased MSR                                           --                   4,066                  15,159
    Capitalized MSR                                     22,217                  15,385                   5,982
    Amortization of MSR                                (13,218)                 (7,381)                 (2,700)
    Adjustment to conform fiscal
       year of LIB to the Company                        2,500                      --                      --
--------------------------------------------------------------------------------------------------------------
                                                        53,338                  41,839                  29,769
      Less: Valuation allowance for MSR                  3,101                      50                      82
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                $ 50,237                $ 41,789                $ 29,687
==============================================================================================================

Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. MSR are amortized as a reduction to loan service fee income on a level-yield basis over the estimated remaining life of the underlying mortgage loans. MSR are carried at fair value and impairment, if any, is recognized through a valuation allowance.

Loan servicing income is summarized as follows:

                                                                           Year Ended December 31,
                                                       -------------------------------------------------------
(In Thousands)                                           1998                   1997                    1996
--------------------------------------------------------------------------------------------------------------
Servicing fees                                        $ 21,431                $ 19,830                $ 17,119
Amortization of MSR                                    (13,218)                 (7,381)                 (2,700)
(Provision for) recovery of valuation
    allowance for MSR                                   (3,051)                     32                     (82)
--------------------------------------------------------------------------------------------------------------
Total servicing income                                $  5,162                $ 12,481                $ 14,337
==============================================================================================================

Loans Held-for-Sale

The Company originates most 30-year fixed rate loans for immediate sale to Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), the State of New York Mortgage Agency ("SONYMA") or other investors on a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment with the agencies on a mandatory or best efforts basis. The sale of loans to other investors are also arranged with specific contractual commitments on a mandatory or best efforts basis. In addition, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan. The Company's balance of loans held-for-sale was $212.9 million and $164.0 million at December 31, 1998 and 1997, respectively.

(6) ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                                           Year Ended December 31,
                                                       ------------------------------------------------------
(In Thousands)                                           1998                   1997                    1996
--------------------------------------------------------------------------------------------------------------
Balance at beginning of year                          $ 73,920                $ 48,001                $ 47,853
Allowance of acquired institution                           --                  25,433
Provision charged to operations                         15,380                   9,061                  10,163
Charge-offs (net of recoveries of $4,409,
   $2,253 and $2,677, respectively)                    (14,751)                 (8,575)
                                                                                                       (10,015)
Adjustment to conform fiscal year of
   LIB to the Company                                     (146)                     --                      --
--------------------------------------------------------------------------------------------------------------
Balance at end of year                                $ 74,403                $ 73,920                $ 48,001
==============================================================================================================

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The $15.4 million provision charged to operations during the year ended December 31, 1998 included $4.0 million recorded by LIB prior to consummation of the acquisition, primarily for increased consumer loan delinquencies. In addition, $5.6 million was provided by the Company in the 1998 fourth quarter, primarily to conform LIB's credit administration, asset management philosophies and accounting methodologies to those of the Company.

(7) DEPOSITS

Deposits are summarized as follows:

                                                                    At December 31,
                                    -----------------------------------------------------------------------------------------
                                                       1998                                           1997
                                    -----------------------------------------------------------------------------------------
                                     Weighted                                       Weighted
                                     Average                                        Average
(Dollars in Thousands)                 Rate          Balance          Percent         Rate           Balance         Percent
-----------------------------------------------------------------------------------------------------------------------------
Core deposits:
     Savings                           2.00%        $2,815,681         29.12%          2.72%        $2,960,270         29.75%
     Money market                      4.17            857,295          8.87           4.38            600,160          6.03
     Money manager                     1.00            356,729          3.69           1.52            352,618          3.55
     Now                               1.00            175,640          1.82           1.44            113,807          1.14
     Non-interest bearing NOW
        and money manager                --            420,189          4.34             --            291,583          2.93
                                                    ----------        ------                        ----------        ------
Total core deposits                                  4,625,534         47.84                         4,318,438         43.40
Certificates of deposit                5.31          5,042,752         52.16           5.61          5,632,983         56.60
                                                    ----------        ------                        ----------        ------
Total deposits                                      $9,668,286        100.00%                       $9,951,421        100.00%
                                                    ==========        ======                        ==========        ======

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $568.7 million and $565.2 million at December 31, 1998 and 1997, respectively.

At December 31, 1998 and 1997, scheduled maturities of certificates of deposit are as follows:

                                                                    At December 31,
                                    -----------------------------------------------------------------------------------------
                                                       1998                                           1997
                                    -----------------------------------------------------------------------------------------
                                     Weighted                                       Weighted
                                     Average                                        Average
(Dollars in Thousands)                 Rate          Balance          Percent         Rate           Balance         Percent
-----------------------------------------------------------------------------------------------------------------------------
One year or less                       5.10%        $3,601,044         71.41%          5.32%        $3,415,679         60.64%
Greater than one year
        through three years            5.85          1,144,240         22.69           6.03          1,652,643         29.34
Greater than three years               5.88            297,468          5.90           6.14            564,661         10.02
                                                    ----------        ------                        ----------        ------
Total certificates of deposit                       $5,042,752        100.00%                       $5,632,983        100.00%
                                                    ==========        ======                        ==========        ======

Interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                            Year Ended December 31,
                                              -------------------------------------------------
(In Thousands)                                  1998                 1997                1996
-----------------------------------------------------------------------------------------------
Savings                                       $ 72,243            $ 70,755            $ 69,019
Money market                                    32,108              20,121              13,065
Money manager                                    4,641               4,925               3,951
NOW                                              1,696               1,700               4,413
Certificates of deposit                        288,914             274,042             256,814
-----------------------------------------------------------------------------------------------
Total interest expense on deposits            $399,602            $371,543            $347,262
===============================================================================================

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


(8) BORROWED FUNDS

Borrowed funds are summarized as follows:

                                                                      At December 31,
                                           -----------------------------------------------------------------------
                                                       1998                                    1997
                                           -----------------------------------------------------------------------
                                                                  Weighted                              Weighted
                                                                  Average                               Average
(Dollars in Thousands)                      Amount                 Rate            Amount                 Rate
-----------------------------------------------------------------------------------------------------------------
Reverse repurchase agreements             $7,291,800               5.27%         $3,896,165               5.78%
Advances from the FHLB-NY, net             1,210,170               4.94             423,136               6.16
Other borrowings, net                        520,827               6.66             454,936               6.66
-----------------------------------------------------------------------------------------------------------------
Total borrowed funds, net                 $9,022,797               5.31          $4,774,237               5.90
=================================================================================================================


The Company enters into sales of securities under agreements to repurchase (reverse repurchase agreements). These agreements are recorded as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the dealer with whom each transaction is executed. The dealers, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company substantially the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreements.

At December 31, 1998 and 1997, all of the outstanding reverse repurchase agreements had original contractual maturities between one and ten years, with the exception of one agreement outstanding at December 31, 1997 for $12.8 million with a contractual maturity of seven days. All of the outstanding agreements were secured by U.S. Treasury securities, U.S. Government agency securities or mortgage-backed securities. The following is a summary of information relating to these agreements:

                                                                        At or for the Year Ended
                                                                               December 31,
                                                                     -------------------------------
(Dollars in Thousands)                                                   1998                  1997
-----------------------------------------------------------------------------------------------------
Book value of collateral (including accrued interest):
     U.S. Treasury securities                                        $   33,266            $   39,340
     U. S. Government agency securities                               1,191,916             1,001,347
     Mortgage-backed securities                                       6,557,070             3,097,729
Estimated fair value of collateral:
     U.S. Treasury securities                                            33,550                38,880
     U.S. Government agency securities                                1,195,696               995,038
     Mortgage-backed securities                                       6,501,087             3,097,638
Average balance of outstanding agreements during the year             5,767,274             3,334,692
Maximum balance of outstanding agreements at any month
     end during the year                                              7,491,800             3,896,165
Average interest rate for the year                                       5.50 %                  5.73%

Reverse repurchase agreements at December 31, 1998 have contractual maturities as follows: 1999: $65.0 million, 2000: $100.0 million, 2001: $100.0 million,
2002: $1.68 billion, 2003: $1.50 billion, 2004: $405.0 million, 2007: 50.0 million and 2008: $3.39 billion. At December 31, 1998, $2.07 billion, $2.52 billion, $2.53 billion and $155.0 million of such agreements were initially callable during various months in 1999, 2000, 2001 and 2002, respectively.

Pursuant to a blanket collateral agreement with the Federal Home Loan Bank of New York ("FHLB-NY"), advances are secured by all of the Company's stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed securities and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. Advances at December 31, 1998 mature as follows: 2000:
$150.0 million, 2001: $150.0 million, 2003: $900.0 million and 2004: $10.0 million. At December 31, 1998, $200.0 million, $450.0 million and $250.0 million of such advances were initially callable during various months in 2000, 2001 and 2002, respectively.

At December 31, 1998, the Company had available an overnight line of credit with the FHLB-NY for $50.0 million for a term of 12 months, to be priced at the federal funds rate plus 12.5 basis points.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


As part of the Company's interest rate risk management and subsequent to the consummation of the LIB Acquisition, $1.41 billion of reverse repurchase agreements and FHLB-NY advances were restructured during the fourth quarter of 1998. As a result, the Company prepaid $1.41 billion of borrowed funds with a weighted average maturity of 1.07 years, a weighted average initial call date of
0.27 years and a weighted average rate of 5.83%. The Company then borrowed new funds having a weighted average maturity date of 4.52 years, a weighted average initial call date of 2.46 years and a weighted average rate of 4.86%. The prepayment penalty incurred in connection therewith totaled $18.5 million ($10.6 million net of taxes), and is reflected as an extraordinary item in the Company's consolidated statement of operations for the year ended December 31, 1998.

A funding note was issued during the year ended December 31, 1996 in the amount of $181.4 million and is collateralized by a pool of adjustable rate residential mortgage loans. The interest on the funding note changes monthly and is subject to a maximum rate of 11% through June 2001. Thereafter, the interest on the funding note is subject to further adjustments. The Company has the option to redeem the funding note in whole on or after June 2001 or when the principal balance of the collateral pool is less than $13.5 million. At December 31, 1998, the outstanding principal balance of the funding note collateral pool was $159.9 million. The outstanding balance of the funding note was $71.4 million and $155.5 million at December 31, 1998 and 1997, respectively.

During the year ended December 31, 1998, the Company issued a three year medium-term note in the amount of $150.0 million. During the year ended December 31, 1997, the Company issued a five year medium-term note in the amount of $300.0 million. The medium-term notes are part of a $1.00 billion medium-term note program the Company established in 1997 in which medium-term notes can be issued bearing interest at either a fixed or floating rate and have maturities ranging from nine months to 30 years from their respective issue dates. At December 31, 1998, the Company has available $550.0 million under this borrowing program. The outstanding balance of the net medium-term notes was $449.4 and $299.4 at December 31, 1998 and 1997, respectively.

Interest expense on borrowed funds is summarized as follows:

                                                                 Year Ended December 31,
                                                    ------------------------------------------------
(In Thousands)                                        1998                1997                1996
----------------------------------------------------------------------------------------------------
Reverse repurchase agreements                       $322,647            $193,419            $138,131
Advances from the FHLB-NY                             21,820              22,794              13,073
Other borrowings                                      31,396              15,835               2,877
----------------------------------------------------------------------------------------------------
Total interest expense on borrowed funds            $375,863            $232,048            $154,081
====================================================================================================

(9) STOCKHOLDERS' EQUITY

At the time of its conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association, the Association established a liquidation account with a balance equal to the retained earnings reflected in its June 30, 1993 statement of financial condition. As part of its acquisitions of Fidelity and The Greater, (see Note
2), the Association established liquidation accounts equal to the account balances previously maintained by these acquired institutions for eligible account holders. These liquidation accounts will be reduced annually to the extent that eligible account holders reduce their qualifying deposits as of each anniversary date. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the current adjusted qualifying balances for accounts then held.

At December 31, 1998, the Company is authorized to issue 200,000,000 shares of Common Stock, an increase from 70,000,000 shares of Common Stock the Company was authorized to issue at December 31, 1997. At December 31, 1998, the Company had 54,655,095 shares of Common Stock issued and outstanding.

In connection with the LIB Acquisition, the Company issued, 27,876,636 shares of Common Stock in exchange for all of the outstanding LIB Common Stock using an exchange rate of 1.15 shares of Common Stock for each share of LIB Common Stock.

In connection with The Greater Acquisition, the Company issued 5,785,375 shares of Common Stock, of which 5,695,827 were treasury shares. In addition, the Company issued 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") in exchange for all of the outstanding 12% Noncumulative

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


Preferred Stock, Series B of The Greater. The Series B Preferred Stock, which has a par value of $1.00 per share and a liquidation preference of $25.00 per share, may be redeemed at the option of the Company, in whole or in part, on or after October 1, 2003, at an initial price of $27.25 per share and declining ratably to $25.00 per share on October 1, 2013. Dividends on the Series B Preferred Stock are not cumulative but, if declared by the Company, are payable quarterly.

Common stock repurchases may be used to, among other things, satisfy obligations arising from the Company's stock option plans. During 1997, these repurchases were primarily used as consideration for The Greater Acquisition. The Company's fifth stock repurchase plan was terminated in April 1998 in connection with the LIB Acquisition. As a result of the LIB Acquisition, the Company retired LIB's previously held treasury shares totaling 2,482,667 which had a cost of $68.6 million.

The Company has a dividend reinvestment and stock purchase plan (the "Plan"). The Plan which became effective on December 1, 1995, required no additional shares to be issued out of authorized and unissued shares, although 300,000 shares of authorized and unissued shares were reserved for use by the Plan, should the need arise.

In 1996, the Company adopted a Stockholders Rights Plan (the "Rights Plan") and declared a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of preferred stock of the Company at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. The Company reserved 325,000 shares of its available preferred stock for such series. The Rights Plan is intended to help ensure that all stockholders of the Company receive fair and equitable treatment in the event of any proposed acquisition of the Company and guards against partial tender offers, squeeze-outs and other tactics that may be used to gain control of the Company without paying all stockholders a fair and full value for their investment in the Company. The Rights Plan will not prevent the Company from being acquired, but rather encourages potential acquirors to negotiate any such proposed transaction with the Board of Directors, who has the responsibility to act in the best interest of all the Company's stockholders.

(10) INTEREST RATE CAPS/FLOORS AND INTEREST RATE SWAPS

Interest Rate Caps/Floors

At December 31, 1998 and 1997, the Company had $60.0 million (based upon contractual notional principal) of interest rate floor agreements outstanding, resulting from The Greater Acquisition. The agreements had a weighted-average floor rate of 6.08%, and expire in February 2000. The carrying amount (unamortized premium) of interest rate floor agreements in the consolidated statements of financial condition at December 31, 1998 and 1997 aggregated $147,000 and $275,000, respectively. The estimated fair value of these instruments aggregated $769,000 and $593,000 at December 31, 1998 and 1997, respectively. The estimated fair value represents the approximate amount the Company would have received upon termination of the agreements at December 31, 1998 and 1997, considering the then current levels of interest rates. The amortization of premium paid for the agreements, net of contractual amounts received, increased net interest income by $172,000 and $31,000 for the years ended December 31, 1998 and 1997, respectively.

Interest Rate Swaps

During the year ended December 31, 1998, the Company entered into three interest rate swap agreements aggregating $450.0 million (contractual notional principal). The swap agreements converted the three medium-term fixed rate borrowings into floating rate borrowings. The interest rate swaps of $300.0 million, $75.0 million and $75.0 million require the Company to pay a floating interest rate tied to the three month LIBOR minus 3 basis points, 18 basis points and 38 basis points, respectively, and receive a fixed rate of interest of 7.00%, 6.20% and 6.20%, respectively. The swaps mature on January 16, 2008, April 2, 2003 and April 2, 2005, respectively. Interest expense on borrowed funds decreased $4.1 million for the year ended December 31, 1998 as a result of these swaps. As of December 31, 1998, the interest rate swaps had a gross positive market value of $7.1 million.

During the year ended December 31, 1997, the Company entered into a five year interest rate swap agreement, with a

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


notional amount of $300.0 million. The swap agreement converted the medium-term note issued in 1997 from a fixed rate obligation of 7.00% into a variable rate of LIBOR minus 3 basis points. As of December 31, 1997, the interest rate swap had a gross positive market value of $1.7 million. During the year ended December 31, 1998, this interest rate swap agreement was terminated. Interest expense on borrowed funds was reduced by $137,000 and $1.9 million for the years ended December 31, 1998 and 1997, respectively, as a result of this interest rate swap.

(11) COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 1998, the Company was obligated under several non-cancelable operating leases on buildings and land used for office space and banking purposes through 2043. These operating leases contain escalation clauses which provide for increased rental expense based primarily on increases in real estate taxes and cost-of living indices. Rent expense under these operating leases was approximately $9.1 million, $6.8 million and $5.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Included in the minimum rental payments below are amounts obligated under an operating lease for the Company's mortgage operating facility which the Company has abandoned effective February 1, 1999. The Company does not have the intent to utilize this facility for any continuing operations. As such, the present value of the net expenses for this facility including rent expense, totaling $5.5 million has been included in acquisition costs and restructuring charges. However, the Company was still obligated under this lease agreement at December 31, 1998.

The minimum rental payments under the terms of the non-cancelable operating leases as of December 31, 1998, are summarized below:

            Years Ending
            December 31,                                 Amount
            -----------------------------------------------------
                                                   (In Thousands)
               1999                                  $7,773
               2000                                   7,698
               2001                                   7,385
               2002                                   6,586
               2003                                   6,520
               Thereafter                            55,119
            -----------------------------------------------------
                                                    $91,081
            =====================================================


Outstanding Commitments

The Company had outstanding commitments as follows:

                                                                        At December 31,
                                                                  ----------------------------
(In Thousands)                                                      1998                1997
-----------------------------------------------------------------------------------------------
Mortgage loans - commitments to extend credit                     $563,818            $556,479
Commitments to purchase mortgage loans                              75,481              32,212
Home equity loans - unused lines of credit                          58,729              67,085
Consumer and commercial loans - unused lines of credit              95,086             113,388
Commitments to sell loans                                          229,598             231,277
Commitments to purchase securities                                 785,720             316,539


The Company uses the same credit policies and underwriting standards in making loan commitments and extending lines of credit (off balance sheet financial instruments) as it does for on balance sheet financial instruments. The Company's maximum exposure to credit risk is represented by the contractual amount of the instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

Assets Sold with Recourse

The Company is obligated under various recourse provisions associated with certain first mortgage loans sold in past years. The principal balance of loans sold with recourse amounted to $1.07 billion and $511.8 million at December 31, 1998 and 1997, respectively. Although the Company does not believe that its recourse obligations subject it to risk of material loss in the future, the Company has established recourse reserves totaling $1.2 million and $560,000 at December 31, 1998 and 1997, respectively.

The Company has two collateralized repurchase obligations due to the sale of certain long-term fixed-rate municipal revenue bonds and FHA project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require the Company to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. As of December 31, 1998 and 1997 the outstanding option balance on the two agreements totaled $58.5 million and $60.1 million, respectively, and various securities have been pledged as collateral.

Litigation

Certain other claims, suits, complaints and investigations involving the Company arising in the ordinary course of business, have been filed or are pending. In the opinion of management, after consultation with legal counsel, the financial position, operating results and liquidity of the Company will not be materially affected by the outcome of such legal proceedings.

(12) INCOME TAXES

The Company files a consolidated federal income tax return on a calendar-year basis. Prior to the enactment of the Small Business Job Protection Act of 1996 (the "1996 Act"), thrift institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business, for Federal income tax purposes, were permitted to establish tax reserves for bad debts. Such thrift institutions were also permitted to make annual additions to the reserve, to be deducted in arriving at its taxable income within specified limitations. Similar deductions for additions to the Association's bad debt reserve were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax regulations.

Under the 1996 Act, the Association is unable to make additions to the tax bad debt reserve but is permitted to deduct bad debts as they occur. Additionally, the 1996 Act required institutions to recapture over a six-year period, beginning with the Association's taxable year commencing January 1, 1996, the excess if any, of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 ("base year"). However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Association originates a minimum amount of certain residential loans during such years that are not less than the average of the principal amounts of such loans made by the Association during its six taxable years preceding January 1, 1996. The Association's tax bad debt reserves at December 31, 1995 exceeded its base year reserves. The remaining balance at December 31, 1998, to be recaptured into taxable income is $1.8 million.

In response to the Federal legislation, the New York State and New York City tax laws have been amended to prevent a similar recapture of the Association's bad debt reserve. The amendment permitted the continued future use of the bad debt reserve method for purposes of determining the Association's New York State and New York City tax liabilities, so long as the Association continues to satisfy certain New York State and New York City definitional tests.

Retained earnings at December 31, 1998 and 1997 included base year bad debt reserves, which amounted to approximately $159.1 million, for which no Federal income tax liability has been recognized. This represents the

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Association (i) makes distributions in excess of earnings and profits, (ii) redeems its stock, or (iii) liquidates.

Income tax expense attributable to income before extraordinary item for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                                        Year Ended  December 31,
                                                           ------------------------------------------------
(In Thousands)                                               1998                1997               1996
-----------------------------------------------------------------------------------------------------------
Current
    Federal                                                $ 56,011             $36,592            $35,192
    State and local                                          10,042               8,829             13,667
-----------------------------------------------------------------------------------------------------------
                                                             66,053              45,421             48,859
-----------------------------------------------------------------------------------------------------------
Deferred
    Federal                                                  (2,342)             30,422              4,208
    State and local                                          (1,886)              5,997              1,368
-----------------------------------------------------------------------------------------------------------
                                                             (4,228)             36,419              5,576
-----------------------------------------------------------------------------------------------------------
Total income tax expense attributable to income
   before extraordinary item                               $ 61,825             $81,840            $54,435
===========================================================================================================


The total income tax expense differed from the amounts computed by applying the Federal income tax rate to income before extraordinary item, for the years ended December 31, 1998, 1997 and 1996, as a result of the following:

                                                                        Year Ended  December 31,
                                                           ------------------------------------------------
(In Thousands)                                                1998                1997               1996
-----------------------------------------------------------------------------------------------------------
Expected income tax expense at statutory Federal rate      $ 41,128             $ 69,903           $ 43,247
State and local taxes, net of Federal tax benefit             5,301                9,636              9,773
Amortization of goodwill                                      6,677                3,737              2,797
Acquisition costs                                             8,400                   --                 --
Non-deductible expense of ESOP                                3,645                2,795              1,250
Tax exempt income                                            (1,090)              (2,099)            (1,153)
Reversal of deferred tax valuation allowance                   (592)                  --             (2,328)
Other, net                                                   (1,644)              (2,132)               849
-----------------------------------------------------------------------------------------------------------
Total income tax expense attributable to income
 before extraordinary item                                 $ 61,825             $ 81,840           $ 54,435
===========================================================================================================

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                           At December 31,
                                                                  -------------------------------
(In Thousands)                                                       1998                  1997
-------------------------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforward                              $  40,226             $  47,846

     Allowances and tax reserves                                     44,938                43,313
     Deferred losses on securities sold                               6,218                10,918
     Compensation and benefits                                       20,942                18,993
     Tax credits                                                      3,129                 3,129
     Mark-to-market recognition on securities under
     IRC Section 475                                                  2,782                 4,429
     Unrealized loss on securities available-for-sale                11,202                    --
     Accrued acquisition related expenses                            16,064                    --
     Other                                                            3,001                 3,903
-------------------------------------------------------------------------------------------------
     Total gross deferred tax assets                                148,502               132,531
        Valuation allowance                                         (11,014)              (11,606)
-------------------------------------------------------------------------------------------------
Deferred tax assets                                                 137,488               120,925
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Book premiums in excess of tax                                  (7,707)               (8,657)
     Unrealized gains on securities available-for-sale                   --                (5,973)
     Mortgage loans                                                  (6,023)               (9,230)
     Premises and equipment                                         (11,343)               (7,505)
     Basis difference in home equity investment                      (1,500)               (1,592)
     Mortgage servicing rights                                       (6,742)                 (106)
     Other                                                           (2,570)               (1,417)
-------------------------------------------------------------------------------------------------
        Total gross deferred tax liabilities                        (35,885)              (34,480)
-------------------------------------------------------------------------------------------------
Net deferred tax assets                                           $ 101,603             $  86,445
=================================================================================================

The valuation allowance for deferred tax assets, of $11.0 million at December 31, 1998, relates primarily to the portion of the tax reserves which may not be realized for New York State and New York City tax purposes, as they do not provide for net operating loss carryforwards or carrybacks. At December 31, 1998, the Company had alternative minimum tax credit carryforwards, for Federal tax purposes, of approximately $3.1 million. Federal income tax net operating loss carryforwards of approximately $114.9 million will expire in the year 2012.

(13) EARNINGS PER COMMON SHARE

Basic EPS is computed by dividing income before extraordinary item less preferred dividends by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the Company's and LIB's ESOP and the Recognition and Retention Plans ("RRPs").

Diluted EPS is computed by dividing income before extraordinary item less preferred dividends by the weighted-average common shares and common equivalent shares outstanding during the year. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the ESOPs and the RRPs and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the Company's average stock price is utilized, and the Company adds to the proceeds, the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The following table is a reconciliation of basic and diluted EPS as required under SFAS No. 128:

                                                              For the Year Ended December 31,
                                   ---------------------------------------------------------------------------------------
                                                     1998                                      1997
                                   ---------------------------------------------------------------------------------------
(In Thousands,                                    Average        Per-share                   Average       Per-share
Except Share Data)                    Income       Shares          Amount        Income      Shares          Amount
--------------------------------------------------------------------------------------------------------------------------
Income before extra-
   ordinary item (1)              $   55,685                                    $117,884

Less: preferred stock
   dividends                           6,000                                       1,500
                                  ----------                                    --------

Basic EPS:
Income available to
   common stockholders                49,685     50,801,598    $        0.98     116,384    46,362,179    $        2.51
                                                               =============                              =============
Effect of dilutive securities:
Options                                           2,084,593                                  2,403,519
                                                 ----------                                 ----------
Diluted EPS:
Income available to common
   stockholders plus assumed
   conversions                    $   49,685     52,886,191    $        0.94    $116,384    48,765,698    $        2.39
                                  ==========    ===========    =============    ========    ==========    =============


                                      For the Year Ended December 31,
                                 -------------------------------------------
                                                  1996
                                 -------------------------------------------
(In Thousands,                                   Average        Per-share
Except Share Data)                  Income       Shares           Amount
----------------------------------------------------------------------------
Income before extra-
   ordinary item (1)                 $69,128

Less: preferred stock
   dividends                              --
                                     -------

Basic EPS:
Income available to
   common stockholders                69,128    46,267,304    $        1.49
                                                              =============
Effect of dilutive securities:
Options                                          1,818,516
                                                ----------
Diluted EPS:
Income available to common
   stockholders plus assumed
   conversions                       $69,128    48,085,820    $        1.44
                                     =======    ==========    =============


(1)   Extraordinary item applies to the year ended December 31, 1998 only.


(14)  COMPREHENSIVE INCOME

On January 1, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") became effective. SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of 1998 and, as such, was required to: (a) classify items of other comprehensive income by their nature in a financial statement; (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition; and (c) reclassify prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation had no impact on the Company's financial condition or results of operations.

The components of comprehensive income, other than net income, are as follows:

                                                               Year Ended December 31, 1998
                                                     ----------------------------------------------
                                                     Before-Tax           Tax            Net-of-Tax
(In Thousands)                                         Amount           Benefit            Amount
---------------------------------------------------------------------------------------------------
Unrealized losses arising during period              $(50,640)          $21,916          $(28,724)
Less: reclassification adjustment for gains
    included in net income                            (10,976)            4,772            (6,204)
                                                     --------           -------          --------
Net unrealized losses on securities                  $(61,616)          $26,688          $(34,928)
                                                     ========           =======          ========


                                                               Year Ended December 31, 1997
                                                     ----------------------------------------------
                                                     Before-Tax      Tax (Expense)       Net-of-Tax
(In Thousands)                                         Amount           Benefit            Amount
---------------------------------------------------------------------------------------------------
Unrealized gains arising during period               $ 38,988           $(16,733)          $ 22,255
Less: reclassification adjustment for gains
    included in net income                            (14,400)             6,221             (8,179)
                                                     --------           --------           --------
Net unrealized gains on securities                   $ 24,588           $(10,512)          $ 14,076
                                                     ========           ========           ========

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

                                                               Year Ended December 31, 1996
                                                     ----------------------------------------------
                                                                          Tax
                                                     Before-Tax         Benefit          Net-of-Tax
(In Thousands)                                         Amount          (Expense)           Amount
---------------------------------------------------------------------------------------------------
Unrealized losses arising during period              $(21,896)          $ 8,128           $(13,768)
Less: reclassification adjustment for gains
    included in net income                             (7,605)            3,355             (4,250)
Add: net unrealized gain on securities
   reclassified as available-for-sale                   9,704            (2,970)             6,734
                                                     --------           -------           --------
Net unrealized losses on securities                  $(19,797)          $ 8,513           $(11,284)
                                                     ========           =======           ========


(15) BENEFIT PLANS

Pension Plans and Other Postretirement Benefits

The Association has a qualified, non-contributory defined benefit pension plan ("the Pension Plan"), covering substantially all of its eligible employees. The Association's policy is to fund pension costs in accordance with the minimum funding requirement. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As a result of The Greater Acquisition, the pension plan for employees of The Greater was merged into the Pension Plan in the first quarter of 1998 and plan assets of $48.6 million were transferred to the Pension Plan. In addition, the retirement plan of The Greater for non-employee directors was merged into the Association's retirement plan for its non-employee directors during the fourth quarter of 1997. As a result of the LIB Acquisition, the pension plan for employees of LIB was merged into the Pension Plan as of December 31, 1998 and plan assets of $71.8 million were transferred to the Pension Plan.

In addition, the Association has non-qualified, unfunded and supplemental retirement plans covering certain officers and directors. Pursuant to the LIB Acquisition, the Company assumed a non-qualified unfunded retirement plan for former directors of LIB. The Company also sponsors a defined health care plan that provides postretirement medical and dental coverage to select individuals. In accordance with SFAS No. 106, costs of postretirement benefits are accrued during an employee's active working career. The Company also continues to provide health care and life insurance benefits for former LIB retirees and their eligible dependents. Also pursuant to the LIB Acquisition, former LIB employees were granted an early retirement window which accelerated their pension and postretirement benefits. As a result, costs for these accelerated pension benefits and postretirement benefits totaled $3.0 million and $1.9 million, respectively. The Company charged these costs as acquisition expenses and restructuring charges for the year ended December 31, 1998.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


In accordance with SFAS No. 132, the following tables set forth the Company's and LIB's defined benefit pension plans' and postretirement plans' benefit obligations, fair values of plan assets and funded status as of December 31, 1998 and 1997:

                                                                                      AT DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                                                                     OTHER POSTRETIREMENT
                                                                   PENSION BENEFITS                          BENEFITS
                                                            ---------------------------           -----------------------------
(IN THOUSANDS)                                                 1998               1997               1998               1997
-------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
    Benefit obligation at beginning of year                 $  81,298           $ 70,979           $  8,783           $  7,351
         Service cost                                           2,637              1,963                434                311
         Interest cost                                          7,550              5,235              1,094                535
         Actuarial (gain) loss                                 10,425              3,627             (1,010)             1,105
         The Greater Acquisition                               27,654              3,737              6,971                 --
         Curtailments                                             706                 --              1,577                 --
         Special termination benefits                           4,903                 --              1,994                 --
         Benefits paid                                         (7,285)            (4,243)            (1,258)              (519)
                                                            ---------           --------           --------           --------
    Benefit obligation at end of year                       $ 127,888           $ 81,298           $ 18,585           $  8,783
                                                            =========           ========           ========           ========

CHANGE IN PLAN ASSETS:
    Fair value of plan assets at beginning of year          $  97,227           $ 84,882                 --                 --
         Actual return on plan assets                          20,505             16,495                 --                 --
         The Greater Acquisition                               48,401                 --                 --                 --
         Employer contribution                                  1,835                 93              1,258                519
         Benefits paid                                         (7,285)            (4,243)            (1,258)              (519)
                                                            ---------           --------           --------           --------
    Fair value of plan assets at end of year                $ 160,683           $ 97,227           $     --           $     --
                                                            =========           ========           ========           ========

Funded status                                               $  32,795           $ 15,929           $(18,585)          $ (8,783)
Unrecognized net actuarial gain                               (12,844)           (16,187)            (2,148)            (4,335)
Unrecognized prior service (cost) benefit                      (1,670)            (4,854)                55                (71)
Unrecognized transition asset                                    (555)              (659)                --                 --
                                                            ---------           --------           --------           --------
Net amount recognized                                       $  17,726           $ (5,771)          $(20,678)          $(13,189)
                                                            =========           ========           ========           ========

Amounts recognized in the consolidated
  statements of financial condition consist of:
      Prepaid benefit cost                                  $  25,878           $  2,726           $     --           $     --
      Accrued benefit liability                                (8,228)            (8,641)           (20,678)           (13,189)
      Intangible asset                                             76                144                 --                 --
                                                            ---------           --------           --------           --------
Net amount recognized                                       $  17,726           $ (5,771)          $(20,678)          $(13,189)
                                                            =========           ========           ========           ========

                                                                                EXPECTED RETURN                 RATE OF
                                                     DISCOUNT RATE               ON PLAN ASSETS          COMPENSATION INCREASE
 WEIGHTED-AVERAGE ASSUMPTIONS                     --------------------        --------------------       ----------------------
   ON PENSION BENEFIT PLANS:                       1998          1997          1998          1997          1998          1997
                                                   ----          ----          ----          ----          ----          ----
The Association Employees' Pension Plan            6.75%         7.00%         8.00%         8.00%         5.00%         5.00%
The Association Excess Benefit and
   Supplemental Benefit Plans                      6.00%         6.00%          N/A           N/A          8.00%         8.00%
The Association Directors' Retirement Plan         6.00%         6.00%          N/A           N/A          4.00%         4.00%
Retirement Plan of The Greater for
   Non-employee Directors                          6.00%         6.00%          N/A            --           N/A            --
The Retirement Plan of LIB                         6.50%         7.50%         8.00%         8.00%         5.50%         5.50%

                                                            DISCOUNT RATE
  WEIGHTED-AVERAGE ASSUMPTIONS ON                   ---------------------------
   OTHER POSTRETIREMENT BENEFIT PLANS:                1998                1997
                                                    -------             -------
The Association Retiree Health Care Plan              6.75%               7.00%
LIB Postretirement Benefit Plan                       6.50%               7.50%

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


For measurement purposes for the Association's Retiree Health Care Plan, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997. The rate was assumed to decrease gradually to 6% for 2002 and remain at that level thereafter. For measurement purposes for the LIB Postretirement Benefit Plan, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997. The rate was assumed to decrease gradually to 4.5% for 2009 and remain at that level thereafter.

The components of net periodic benefit costs are as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                                                                        OTHER POST RETIREMENT
                                                                  PENSION BENEFITS                            BENEFITS
                                                        -----------------------------------        --------------------------------
(IN THOUSANDS)                                            1998          1997          1996          1998        1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Service cost                                            $  2,637       $ 1,963       $ 2,035       $   434       $ 311       $ 298
Interest cost                                              7,550         5,235         5,008         1,094         535         537
Expected return on plan assets                           (11,399)       (6,620)       (6,049)           --          --          --
Amortization of prior service (cost) benefit                (691)         (717)         (724)           10          10          10
Recognized net actuarial (gain)/loss                        (732)         (350)           98          (171)       (307)       (294)
Amortization of transition (asset)/obligation               (104)         (412)         (501)           --          --          --
                                                        --------       -------       -------       -------       -----       -----
Net periodic (benefit) cost                               (2,739)         (901)         (133)        1,367         549         551
                                                        --------       -------       -------       -------       -----       -----
Curtailment (gain) loss                                   (1,875)           --            --          (136)         --          --
Special termination benefit cost                           4,903            --            --         1,994          --          --
                                                        --------       -------       -------       -------       -----       -----
Total cost                                              $    289       $  (901)      $  (133)      $ 3,225       $ 549       $ 551
                                                        ========       =======       =======       =======       =====       =====

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $9.3 million, $6.7 million, and $0, respectively, as of December 31, 1998, and $9.3 million, $6.8 million, $0, respectively, as of December 31, 1997.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              1-Percentage Point        1-Percentage Point
(In Thousands)                                                     Increase                 Decrease
-----------------------------------------------------------------------------------------------------------
Effect on total of service and  interest cost components            $  147                  $  (125)
Effect on the post retirement benefit obligation                    $1,366                  $(1,207)

Incentive Savings Plan

The Association maintains a 401(K) incentive savings plan which provides for contributions to trust funds by both the Association and its participating employees. Under the plan, participants may contribute up to 10% of their pre-tax base salary, not to exceed $10,000 for the calendar year ending December 31, 1998. Matching contributions, if any, will be made at the discretion of the Association. No such contributions were made for 1998, 1997 and 1996. Participants vest immediately in their own contributions and after a period of five years for Association contributions.

During 1993, an employer stock fund was established as an investment alternative for participants in connection with the conversion of the Association to stock form of ownership. As of December 31, 1998 and 1997, the fund held 297,941 and 272,019 shares, respectively, of Common Stock valued at $45.75 and $55.75, respectively, on behalf of participants. Shares held by the fund are voted by the fund trustee as directed by the participants for whose accounts the shares are held.

Pursuant to the LIB Acquisition, the Company assumed sponsorship of the 401(K) plan for former LIB employees. This participant-directed, individual account plan was frozen effective December 31, 1998, and eligible employees were enrolled in the Company's 401(K) incentive savings plan. As of December 31, 1998, the LIB 401(K) plan held 292,446 shares of Common Stock, valued at $45.75, on behalf of participants. Shares held on behalf of participants are voted by the plan trustee as directed by the participants for whose accounts the shares are held.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


Employee Stock Ownership Plan and Trust

The Association established the ESOP for eligible employees of the Company or the Association. To fund the purchase of 2,642,354 shares of Common Stock issued in the conversion, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Association's contributions to the ESOP over a period of 12 years and the collateral for the loan is the Common Stock purchased by the ESOP. The Association's contributions are reduced by any investment earnings realized and any dividends paid on unallocated shares. Prior to June 1, 1998, dividends on allocated shares were used to make voluntary prepayments of additional principal, resulting in the allocation of additional shares to participants' accounts. Effective June 1, 1998, dividends paid on allocated shares are no longer being utilized to make additional loan principal payments. During the years ended December 31, 1998 and 1997, a total of $172,000 and $358,000, respectively, in dividends were paid on allocated shares, which increased total shares allocated in those years, and $1.4 million and $1.1 million, respectively, in dividends were paid on unallocated shares which reduced the Association's contribution to the ESOP. At December 31, 1998 and 1997, the loan from the Company had an outstanding balance of $21.3 million and $23.9 million, respectively, and an interest rate of 6.00%.

Shares purchased by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments. For the years ended December 31, 1998, 1997 and 1996, 230,514 shares, 240,086 shares and 229,250 shares, respectively, were allocated to participants. As of December 31, 1998, 1,490,057 shares remain unallocated.

Pursuant to the LIB merger agreement, the Company maintains a separate ESOP for former employees of LIB. The ESOP previously established by LIB ("the LIB ESOP") borrowed $23.8 million from LIB and used the funds to purchase 2,070,000 shares of the then LIB Common Stock. All unallocated and allocated shares from the LIB ESOP were converted to shares of Common Stock at the exchange ratio of 1.15. The loan has a scheduled maturity date of 15 years from its origination date and has an amortization schedule that is tied to the aggregate payroll for its covered employees. Participants continue to vest in the shares allocated to their respective accounts over a period not to exceed 5 years. The trustee for the LIB ESOP must vote all allocated shares held in the LIB ESOP trust in accordance with the instructions of the participants. Unallocated shares held by the LIB ESOP trust are voted by the trustee in a manner calculated to most accurately reflect the results of the allocated LIB ESOP shares voted, subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended. As of December 31, 1998, the LIB ESOP loan had an outstanding balance of $19.7 million and an interest rate of 6.15% and 551,170 shares have been allocated to participants of the LIB ESOP.

In accordance with SOP 93-6, for the years ended December 31, 1998, 1997 and 1996, the Company recorded compensation expense relating to the Association's ESOP, of $11.6 million, $11.0 million and $6.4 million, respectively, which was equal to the shares allocated by the ESOP multiplied by the average estimated fair value of the Common Stock during the year of allocation. For the years ended December 31, 1998, 1997 and 1996, the average quoted price of a share of Common Stock was $50.30, $45.76 and $28.08, respectively. In addition, included in the Company's total compensation and benefits expense for the years ended December 31, 1998, 1997 and 1996 was $2.0 million, $2.4 million and $4.8 million of compensation expense related to the LIB ESOP.

(16) STOCK OPTION PLANS

The Incentive Stock Option Plan ("1993 Employee Option Plan"), the Stock Option Plan for Outside Directors ("1993 Directors' Option Plan") and the Recognition and Retention Plan for Outside Directors and Recognition and Retention Plan for Officers and Employees ("RRPs") were adopted and implemented in 1993 upon the conversion of the Association from a mutual to stock form of ownership. In 1995, pursuant to the Fidelity merger agreement, certain options were granted to former officers and directors of Fidelity. In 1996, the Company adopted the 1996 Stock Option Plan for Officers and Employees ("1996 Employee Option Plan") and the 1996 Stock Option Plan for Outside Directors ("1996 Directors' Option Plan"). In 1997, pursuant to The Greater Acquisition, certain options were granted to former officers and directors of The Greater. In 1998, pursuant to the LIB merger agreement, options outstanding as of the close of business on September 30, 1998 for various executive officers, employees and directors of LIB were converted into options on the Common Stock and certain options were granted to former officers and directors of LIB.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


Pursuant to the terms of the 1993 and 1996 Employee Option Plans, the number of shares reserved for issuance were 2,068,058 and 950,000, respectively. Under both plans, the exercise price of each option granted was equal to the market price of the Common Stock on the grant date. All options granted immediately vest and are exercisable in the event the optionee terminates his/her employment due to death, disability retirement, or in the event of a change of control of the Association or the Company. As a result, all options outstanding pursuant to the 1996 Employee Option Plan became immediately vested and exercisable as a result of the LIB Acquisition. All options granted under the 1993 and 1996 Employee Option Plans were granted in tandem with limited stock appreciation rights exercisable only in the event of a change of control of the Association or the Company as defined by the plans. As a result, all rights became immediately vested and exercisable as a result of the LIB Acquisition.

The 1993 Directors' Option Plan provided for the fixed granting of non-statutory options to purchase up to 574,906 shares of Common Stock. Contemporaneously, with the Association's conversion to stock form of ownership, outside directors received fixed grants of options to purchase 534,198 shares. The 1996 Directors' Option Plan provides for the fixed granting of non-statutory options to purchase up to 120,000 shares of Common Stock. Under both plans, the exercise price of each option equals the market price of the Common Stock on the grant date. All options granted under the 1993 Directors' Option Plan vested and became exercisable in three equal annual installments and expire upon the earlier of ten years following their grant or one year following the date the optionee ceases to be a director. All options granted under the 1996 Directors' Option Plan are exercisable immediately on their grant date. All options granted under the 1993 and 1996 Directors' Option Plans were granted in tandem with limited stock appreciation rights exercisable in the event of a change of control of the Association or the Company, as defined by the plans.

Upon consummation of the acquisitions of Fidelity and The Greater, the Company granted certain executive officers of Fidelity and The Greater, options to purchase 276,036 shares and 241,840, shares, respectively, of Common Stock. Such options represented the conversion of options previously granted, are non-qualified stock options and have a weighted average exercise price of $8.15 per share and $14.93 per share for the Fidelity grants and The Greater grants, respectively. Additionally, the Company also granted to Fidelity's and The Greater's former Board of Directors, options to acquire 40,000 shares and 32,000 shares, respectively of Common Stock at exercise prices of $13.93 per share and $50.31 per share, respectively. As a result of the conversion of the stock options outstanding under the LIB stock option plans, 1,609,329 options were converted to options on Common Stock at an average exercise price of $13.98 based on the LIB Acquisition exchange ratio of 1.15. Such options became 100% exercisable upon the consummation of the acquisition by the Company. All options expire no later than ten years following the date of grant with the exception of terminated employees, whose options expire one year after their termination dates. Also pursuant to the LIB merger agreement, the Company granted to former members of LIB's Board of Directors, options to acquire 40,000 shares Common Stock at an exercise price of $42.13 per share. For all options granted to former Board of Directors and certain executive officers of Fidelity, The Greater and LIB, the maximum term of the options granted is ten years and the options were immediately exercisable at the grant date.

Activity in the Company's option plans is summarized as follows:

                                                                       Year Ended December 31,
                                       --------------------------------------------------------------------------------------
                                                 1998                          1997                      1996
                                       --------------------------------------------------------------------------------------
                                                       Weighted                      Weighted                     Weighted
                                                       Average                       Average                       Average
                                                      Exercise                       Exercise                      Exercise
                                        Shares           Price         Shares          Price         Shares          Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:      5,305,763     $     16.08      5,145,154     $    12.72      5,279,807     $     11.62
Granted                                  515,648           45.20        713,386          35.17        223,840           33.90
Canceled                                 (19,805)         (19.24)       (92,622)        (12.81)       (80,384)         (10.23)
Exercised                             (1,287,685)         (13.26)      (460,155)        (11.92)      (278,109)          (9.61)
Adjustment to conform fiscal year
   of LIB to the Company                 126,816           38.37             --             --             --              --
                                       ---------                      ---------                     ---------
Outstanding at end of year             4,640,737           20.70      5,305,763          16.08      5,145,154           12.72
                                       ---------                      ---------                     ---------
Options exercisable at end of year     3,726,720                      2,768,885                     1,796,762

Options to purchase 109,248 shares, 691,907 shares, and 1,038,831 shares were available for future grants under the Employee Option Plans at December 31, 1998, 1997 and 1996, respectively.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The following table summarizes information about the stock options outstanding at December 31, 1998:

                                                 Options Outstanding                                Options Exercisable
                            ----------------------------------------------------------      ------------------------------------
                              Number                Weighted             Weighted              Number               Weighted
                            of Options          Average Remaining         Average            of Options              Average
Exercise Prices             at 12/31/98          Contractual Life      Exercise Price        at 12/31/98          Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$ 3.06 to  $11.50            1,429,869               5.0 years            $ 9.63              1,429,869               $9.63
 12.50 to   23.81            1,970,755               5.2 years             13.85              1,443,238               14.35
 26.13 to   36.00              306,025               8.0 years             32.98                306,025               32.98
 36.75 to   59.75              934,088               8.5 years             48.06                547,588               50.18
                             ---------                                                        ---------
  3.06 to   59.75            4,640,737               6.0 years             20.70              3,726,720               19.31
                             =========                                                        =========

Pro Forma Net Income and Earnings Per Share - SFAS No. 123

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for these stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                                Year Ended December 31,
                                              ---------------------------------------------------------
(In Thousands, Except Per Share Data)            1998                   1997                  1996
------------------------------------------------------------------------------------------------------
Net income:
   As reported                                $    45,048           $   117,884            $    69,128
   Pro forma                                  $    38,019           $   111,543            $    68,863

Basic earnings per common share:
   As reported                                $      0.77           $      2.51            $      1.49
   Pro forma                                  $      0.63           $      2.37            $      1.49

Diluted earnings per common share:
   As reported                                $      0.74           $      2.39            $      1.44
   Pro forma                                  $      0.61           $      2.26            $      1.43

The fair value of the option grants, excluding options from LIB for prior years, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively:

- Dividend yield of 1.25% for all three years.

- Expected stock price volatility of 24.35%, 18.80% and 17.65%.

- Risk-free interest rates based upon equivalent-term U.S. Treasury rates of 4.75%, 5.98%, and 5.59%.

- Expected option lives of 5.78 years, 4.97 years, and 5.91 years.

The fair value of LIB's stock options for prior years was estimated on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: dividend yield of 1.35%; expected stock price volatility of 24.07%; risk free interest rates of 6.04% and 6.03% for fiscal 1997 and 1996, respectively; and expected option lives of 6.90 years and 8.60 years for fiscal 1997 and 1996, respectively.

The following table summarizes the weighted average fair value of the stock options granted:

                                                    Year Ended December 31,
                      -----------------------------------------------------------------------------------------
                              1998                           1997                            1996
                      -----------------------------------------------------------------------------------------
                                     Weighted                        Weighted                         Weighted
                      Options        Average        Options           Average        Options         Average
                      Granted     Fair Value        Granted          Fair Value       Granted       Fair Value
                      -------     ----------        -------          ----------       -------       ----------
Employees             437,691                       413,589                           197,287
Outside directors      37,957                        25,957                            26,553
Other                  40,000                       273,840                                 -
                      -------                       -------                           -------
                      515,648       $15.06          713,386           $23.10          223,840         $11.23
                      =======       ======          =======           ======          =======         ======

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The weighted-average fair value of options was calculated using the above assumptions, based on management's judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets.

Recognition and Retention Plans

The Association established the RRPs as a method of providing officers, employees and non-employee directors of the Company and the Association with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company and the Association. The Association contributed funds to the RRPs to enable the trusts to acquire 1,322,500 shares of Common Stock in the conversion and in open market transactions following the conversion. This contribution represents deferred compensation which is initially recorded as a reduction of stockholders' equity and ratably charged to compensation expense over the vesting period of the actual stock awards. The RRPs acquired the shares at an average price of $14.44 per share. During 1993, all of the shares were awarded under the RRP for Officers and Employees (1,035,042 shares), while 267,106 shares of the 287,458 shares available under the RRP for Outside Directors were awarded. In 1995, 10,176 additional shares were awarded under the terms of the RRP for Outside Directors. In 1996, the Company amended the RRP for Outside Directors so that no future awards would be made and the RRP Trustee sold, in the open market, the remaining 10,176 of unallocated shares in such plan. Prior to January 1, 1996, a total of 25,946 shares were forfeited under the RRP for Officers and Employees. In 1997 and 1998, 15,000 and 10,000 additional shares, respectively, were awarded under the terms of the RRP for Officers and Employees, and as of December 31, 1998, 946 shares remain unallocated under the RRP for Officers and Employees.

Awards to outside directors vested and were distributed in three equal annual installments. For the years ended December 31, 1998, 1997 and 1996, the RRP distributions to outside directors totaled 3,392 shares, 79,712 shares and 105,152 shares , respectively. Initial awards to executive officers vested in five equal annual installments commencing January 1995. Distributions to executive officers totaled 128,894 shares during the year ended December 31, 1998 and 123,894 shares for each year in the years ended December 31, 1997 and 1996. Initial awards to other officers and employees vest in three equal annual installments commencing January 1997. During the years ended December 31, 1998 and 1997, 129,896 shares and 129,834 shares, respectively, were distributed to other officers and employees. Awards will be 100% vested upon termination of employment due to death, disability or retirement of the participant or following a change in the control of the Association or the Company. LIB had also maintained similar RRPs which enabled its plans to acquire 776,250 shares of LIB Common Stock at their then average price of $11.50 per share. Pursuant to the LIB Acquisition, 91,763 shares of LIB Common Stock representing unallocated RRPs were canceled. For the years ended December 31, 1998, 1997 and 1996, the Company recorded $4.6 million, $5.5 million and $6.0 million, respectively, of compensation expense relating to the RRPs.

(17) REGULATORY MATTERS

Federal law requires that savings associations, such as the Association, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 1998, the Association was in compliance with all regulatory capital requirements.

The following table sets forth the regulatory capital calculations for the
Association:

                                                       At December 31, 1998
                             --------------------------------------------------------------------------------
                              Capital                         Actual                       Excess
(Dollars in Thousands)       Requirement       %             Capital         %             Capital       %
-------------------------------------------------------------------------------------------------------------
Tangible                      $303,854        1.5%          $1,080,837      5.34%          $776,983     3.84%
Leverage                       607,709        3.0            1,080,837      5.34            473,128     2.34
Risk-based                     683,458        8.0            1,155,836     13.53            472,378     5.53

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

                                                       At December 31, 1997
                             --------------------------------------------------------------------------------
                              Capital                         Actual                       Excess
(Dollars in Thousands)       Requirement       %             Capital         %             Capital       %
-------------------------------------------------------------------------------------------------------------
Tangible                      $240,922        1.5%          $1,004,296      6.25%          $763,374    4.75%
Leverage                       481,844        3.0            1,004,296      6.25            522,452    3.25
Risk-based                     553,850        8.0            1,078,216     15.57            524,366    7.57

At December 31, 1998 and 1997, the Association's Tier 1 risked-based capital ratios were 12.65% and 14.51%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which the FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC shall be considered a "well capitalized" institution. As of December 31, 1998 and 1997, the Association was a "well capitalized" institution.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of estimated fair value information for the Company's financial instruments. Fair values are most commonly derived from quoted market prices available in the formal trading marketplaces. In many cases, the Company's financial instruments are not bought or sold in formal trading marketplaces. Accordingly, in cases where quoted market prices are not available, fair values are derived or estimated based on a variety of valuation techniques. These techniques are sensitive to the various assumptions and estimates used and the resulting fair value estimates may be materially affected by minor variations in those assumptions or estimates. In that regard, it is likely that amounts different from the fair value estimates would be realized by the Company in an immediate settlement of the financial instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a certain portion of the Company's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons, the estimated fair value disclosures presented herein do not represent the entire underlying value of the Company.

The following table summarizes the carrying values and estimated fair values of the Company's on and off balance sheet financial instruments at December 31, 1998 and 1997:

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


                                                                             At December 31,
                                                   ------------------------------------------------------------------
                                                                 1998                             1997
                                                   ------------------------------------------------------------------
                                                       Carrying      Estimated         Carrying           Estimated
(In Thousands)                                        Amount         Fair Value          Amount          Fair Value
---------------------------------------------------------------------------------------------------------------------
ON BALANCE SHEET:
Financial assets:
  Federal funds sold and
    repurchase agreements                          $  266,437        $  266,437        $  110,550        $  110,550
  Securities available-for-sale                     8,196,444         8,196,444         4,807,305         4,807,305
  Securities held-to-maturity                       2,108,811         2,123,440         2,632,672         2,645,023
  Loans held-for-sale                                 212,909           213,316           163,962           164,681
  Loans receivable held-for-investment, net         8,739,319         8,917,560         7,782,716         8,126,062
  Mortgage servicing rights                            50,237            63,140            41,789            45,673
Financial Liabilities:
  Deposits                                          9,668,286         9,697,799         9,951,421         9,961,991
  Borrowed funds                                    9,022,797         9,047,953         4,774,237         4,769,620
OFF BALANCE SHEET:
  Outstanding commitments to originate
     or purchase loans                                639,299           639,299           588,691           588,691
  Outstanding commitments to sell loans               229,598           229,598           231,277           231,277
  Outstanding commitments to purchase
     investment securities                            785,720           785,720           316,539           316,539
  Commitment to fund unused lines of credit           153,815           153,815           180,473           180,473
  Interest rate swaps (a)                                  --             7,125                --             1,741
  Interest rate caps and floors (a)                       147               769               315               595

     (a) See Note 10

Methods and assumptions used to estimate fair values are stated below:

Federal Funds Sold and Repurchase Agreements

The carrying amounts of federal funds sold and repurchase agreements approximate fair values since all mature in six months or less.

Securities Available-for-Sale and Held-to-Maturity

Fair values for all securities are based on published or securities dealers' market values.

Loans Held-for-Sale

The fair value of loans held-for-sale was determined by outstanding investor commitments, or in the absence of such commitments, current investor yield requirements.

Loans Receivable Held-for-Investment, Net

Fair values are calculated by discounting the expected future cash flows of pools of loans with similar characteristics. The loans are first segregated by type, such as one-to-four family residential, other residential, commercial and consumer and other, and then further segregated into fixed and adjustable rate and seasoned and nonseasoned categories. Expected future cash flows are then projected based on contractual cash flows, adjusted for prepayments. Prepayment estimates are based on a variety of factors including the Company's experience with respect to each loan category, the effect of current economic and lending conditions and regional statistics for each loan category, if available. The discount rates used are based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term.

As mentioned previously, this technique of estimating fair value is extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates which are the most reflective of the loan portfolio and the current market, a greater degree of subjectivity is inherent in these values than those determined in

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


formal trading marketplaces. As such, readers are again cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

Deposits

SFAS No. 107 stipulates that the fair values of deposits with no stated maturity, such as savings accounts, NOW accounts, money manager accounts and money market accounts, are equal to the amount payable on demand. The related insensitivity of the majority of these deposits to interest rate changes creates a significant inherent value which is not reflected in the fair value reported.

The fair values of certificates of deposit are based on discounted contractual cash flows using rates which approximate the rates offered by the Company for deposits of similar remaining maturities.

Borrowed Funds

Fair value estimates are based on discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Outstanding Commitments

Fair value of commitments outstanding are estimated based on the rates that would be charged for similar agreements, considering the remaining term of the agreement, the rate offered and the creditworthiness of the parties.

Interest Rate Caps/Floors and Interest Rate Swaps

Fair values for interest rate caps/floors and interest rate swaps are based on securities dealers' estimated market values.

(19) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 1998 and 1997 and condensed statements of operations and cash flows for the years ended December 31, 1998, 1997 and 1996, for the Company (parent company only) reflect the Company's investment in its wholly-owned subsidiary, the Association, using the equity method of accounting:

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)




ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                      At December 31,
                                                             ----------------------------------
(In Thousands)                                                  1998                  1997
-----------------------------------------------------------------------------------------------
Assets:
    Cash                                                     $      645            $    6,508
    Federal funds sold and repurchase agreements                 66,437                 1,550
    Mortgage-backed securities available-for-sale                 4,207                29,053
    Other securities available-for-sale                             647                47,299
    ESOP loan receivable                                         40,980                43,715
    Accrued interest receivable                                      49                   164
    Amounts due from the Association                                629                    --
    Deferred tax asset                                              215                    --
    Other assets                                                  3,169                 3,242
    Investment in the Association                             1,348,829             1,336,124
-----------------------------------------------------------------------------------------------
Total assets                                                 $1,465,807            $1,467,655
-----------------------------------------------------------------------------------------------
Liabilities and stockholders' equity:
    Reverse repurchase agreements                            $       --            $   12,765
    Other liabilities                                             1,423                 5,982
    Dividends payable                                             2,000                 2,000
    Amounts due to the Association                                   --                   457
    Deferred tax liability                                           --                   652
    Stockholders' equity                                      1,462,384             1,445,799
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $1,465,807            $1,467,655
===============================================================================================


ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

                                                                                    Year Ended December
                                                                      ------------------------------------------------
(In Thousands)                                                          1998                 1997               1996
-----------------------------------------------------------------------------------------------------------------------
Interest Income:
  Mortgage-backed and other securities                                $  4,560             $  5,141            $ 5,860
  ESOP loan receivable                                                   2,661                2,834              3,045
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                                    7,221                7,975              8,905
Interest expense on borrowed funds                                         131                  108                318
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                      7,090                7,867              8,587
-----------------------------------------------------------------------------------------------------------------------
Non-interest income                                                      3,879                   --                 --
Cash dividends from the Association                                     50,000               65,562             59,862
-----------------------------------------------------------------------------------------------------------------------
Non-interest expense:
  Acquisition costs and restructuring charges                           10,745                   --                 --
  Compensation and benefits                                              1,066                1,359              1,213
  Other                                                                  1,646                1,697              1,488
-----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                              13,457                3,056              2,701
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes and equity in (overdistributed)
    undistributed earnings of the Association                           47,512               70,373             65,748
Income tax (benefit) expense                                            (1,080)               1,960              2,136
-----------------------------------------------------------------------------------------------------------------------
Income  before equity in (overdistributed) undistributed
   earnings of the Association                                          48,592               68,413             63,612
Equity in (overdistributed) undistributed earnings
    of the Association (1)                                              (3,544)              49,471              5,516
-----------------------------------------------------------------------------------------------------------------------
Net income                                                            $ 45,048             $117,884            $69,128
=======================================================================================================================

(1) The equity in overdistributed earnings of the Association for the year ended December 31, 1998 represents dividends paid to the Company in excess of the Association's current year's earnings.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                      ----------------------------------------------
(In Thousands)                                                           1998              1997              1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                         $  45,048         $ 117,884         $  69,128
   Adjustments to reconcile net income to cash provided by
     operating activities:
     Equity in overdistributed (undistributed) earnings of
          the Association                                                 3,544           (49,471)           (5,516)
     Decrease (increase) in accrued interest receivable                     175               184                (8)
     Accretion of discount net of amortization of premium
            on securities                                                    (8)             (641)           (1,035)
     Net gain on sales of securities                                     (3,848)               --                --
     (Decrease) Increase in other assets, other liabilities
            and amounts due the Association                              (3,921)            3,992            (4,567)
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                     40,990            71,948            58,002
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Increase in repurchase agreements                                  (64,887)           (1,550)               --
     Purchases of securities available-for-sale                        (526,938)         (144,695)         (271,710)
     Proceeds from maturities and principal payments on
            securities available-for-sale                               536,336           139,933           286,883
     Proceeds from sale of securities available-for-sale                 66,606            25,000            15,485
     Redemption of acquiree stock                                            --             4,560                --
     Principal payments on ESOP loan receivable                           2,735             2,660             3,999
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                     13,852            25,908            34,657
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     (Decrease) increase in reverse repurchase agreements               (12,765)           12,765            (8,329)
     Repurchase of Company common stock                                 (16,633)          (85,735)          (73,715)
     Cash received for options exercised                                 15,012             4,960             2,548
     Cash dividends paid to stockholders                                (42,754)          (27,287)          (17,886)
--------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                        (57,140)          (95,297)          (97,382)
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                     (2,298)            2,559            (4,723)
Adjustment to conform fiscal year of LIB to the Company                  (3,565)               --                --
Cash and cash equivalents at the beginning of the year                    6,508             3,949             8,672
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                      $     645         $   6,508         $   3,949
====================================================================================================================

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

Quarterly Results of Operations (Unaudited)

                                                                                         Year Ended December 31, 1998
                                                                    ----------------------------------------------------------------

                                                                        First            Second            Third         Fourth
(In Thousands, Except Per Share Data)                                  Quarter          Quarter           Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                                      $  289,847       $  299,121        $ 313,042      $   322,438
Interest expense                                                        179,622          188,457          200,772          206,614
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     110,225          110,664          112,270          115,824
Provision for loan losses                                                 1,800            1,814            5,166            6,600
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                                      108,425          108,850          107,104          109,224
Non-interest income                                                      17,252           20,883            8,279           14,114
-----------------------------------------------------------------------------------------------------------------------------------
Total income                                                            125,677          129,733          115,383          123,338
-----------------------------------------------------------------------------------------------------------------------------------
General and administrative expense                                       59,010           57,767           67,388           50,388
Real estate operations and provision for (recovery
   of) real estate losses                                                   237           (1,290)            (646)            (155)
Amortization of goodwill                                                  4,885            4,962            4,962            4,945
Acquisition costs and restructuring charges                                   -                -                -          124,168
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit) and
   extraordinary item                                                    61,545           68,294           43,679          (56,008)
Income tax expense (benefit)                                             25,339           28,775           18,815          (11,104)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary item                                 36,206           39,519           24,864          (44,904)
Extraordinary item, net of tax                                                -                -                -           10,637
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $   36,206       $   39,519        $  24,864      $   (55,541)
===================================================================================================================================

Basic earnings (loss) per common share:
   Income (loss) before extraordinary item                           $     0.69       $     0.75        $    0.46      $     (0.90)
   Extraordinary item, net of tax                                             -                -                -            (0.21)
   Net earnings (loss) per common share                              $     0.69       $     0.75        $    0.46      $     (1.11)

Diluted earnings (loss) per common share:
   Income (loss) before extraordinary item                           $     0.66       $     0.72        $    0.44      $     (0.90)
   Extraordinary item, net of tax                                             -                -                -            (0.21)
   Net earnings (loss) per common share                              $     0.66       $     0.72        $    0.44      $     (1.11)


                                                                                       Year Ended December 31, 1997
                                                                   ----------------------------------------------------------------
                                                                      First              Second            Third         Fourth
(In Thousands, Except Per Share Data)                                Quarter            Quarter           Quarter       Quarter (1)
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                                    $   224,995       $   234,621        $  237,294      $  281,245
Interest expense                                                       135,249           145,050           147,194         176,098
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                     89,746            89,571            90,100         105,147
Provision for loan losses                                                2,000             2,914             2,395           1,752
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     87,746            86,657            87,705         103,395
Non-interest income                                                     12,877            13,980            15,959          18,661
-----------------------------------------------------------------------------------------------------------------------------------
Total income                                                           100,623           100,637           103,664         122,056
-----------------------------------------------------------------------------------------------------------------------------------
General and administrative expense                                      51,188            51,180            52,222          59,081
Real estate operations and provision for (recovery
   of) real estate losses                                                  651               812              (627)          1,027
Amortization of goodwill                                                 2,220             2,219             2,235           5,048
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                        46,564            46,426            49,834          56,900
Income tax expense                                                      19,196            19,102            20,516          23,026
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $    27,368       $    27,324        $   29,318      $   33,874
===================================================================================================================================
Basic earnings per common share                                    $      0.60       $      0.61        $     0.66      $     0.64
Diluted earnings per common share                                  $      0.57       $      0.58        $     0.62      $     0.61


(1)Results of operations for the fourth quarter of 1997 reflect The Greater Acquisition.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                                INDEX OF EXHIBITS

 EXHIBIT                            IDENTIFICATION OF EXHIBIT
 -------                            -------------------------
    2.1        Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1994, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association
                  and Fidelity New York F.S.B. (10)

    2.2        Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated as of January 27, 1995, by and among Astoria Financial Corporation, Astoria Federal
                  Savings and Loan Association and Fidelity New York F.S.B. (10)

    2.3        Agreement and Plan of Merger Dated as of the 29th day of March, 1997, as amended, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association
                  and The Greater New York Savings Bank. (6)

    2.4        Agreement and Plan of Merger dated as of the 2nd day of April, 1998 by and between
                  Astoria Financial Corporation and Long Island Bancorp, Inc., as amended. (11)

    3.1        Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of
                  June 3, 1998. (1)

    3.2        Bylaws of Astoria Financial Corporation. (*)

    4.1        Astoria Financial Corporation Specimen Stock Certificate. (2)

    4.2        Federal Stock Charter of Astoria Federal Savings and Loan Association. (3)

    4.3        Bylaws of Astoria Federal Savings and Loan Association. (4)

    4.4        Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred
                  Stock. (5)

    4.5        Rights Agreement between Astoria Financial Corporation and Chase Mellon Shareholder
                  Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. (5)

    4.6        Amendment No. 1 to Rights Agreement, dated as of April 2, 1998 by and between
                  Astoria Financial Corporation and Chase Mellon Shareholder Services L.L.C. (11)

    4.7        Form of Rights Certificate. (5)

    4.8        Certificate of Designations, Preferences and Rights of 12% Noncumulative, Perpetual
                  Preferred Stock, Series B. (6)

    4.9        Astoria Financial Corporation Specimen 12% Noncumulative, Perpetual Preferred Stock,
                  Series B Certificate. (7)

    4.10       Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan.
               (8)

   10.1        Astoria Federal Savings and Loan Association Employee Stock Ownership Trust Loan and
                  Security Agreement. (*)

 EXHIBIT                            IDENTIFICATION OF EXHIBIT
 -------                            -------------------------
   10.2        Amendment to Astoria Federal Savings and Loan Association Employee Stock OwnershipTrust
                  Loan and Security Agreement, Promissory Note, and Security Agreement Re
                  Instruments of Negotiable Documents to be Deposited. (*)

   10.3        Loan Agreement among Long Island Bancorp, Inc., The Long Island Savings Bank,
                  FSB and United States Trust Company of New York, solely as trustee of The LISB
                  Employee Stock Ownership Plan. (*)

   10.4        Amendment No. 1 to Loan Agreement among Long Island Bancorp, Inc., The Long Island
                  Savings Bank, FSB and United States Trust Company of New York, solely as trustee of The LISB Employee Stock Ownership Plan. (*)

   10.5        Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors'
                  Retirement Plan, as amended and restated effective February 21, 1996.  This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

   10.6        The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as
                  amended. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)
                  of this report. (*)

   10.7        Astoria Financial Corporation Death Benefit Plan for Outside Directors - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

   10.8        Deferred Compensation Plan for Directors of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

   10.9        1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as
                  amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

   10.10       1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended -
                  This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

   10.11       Astoria Federal Savings and Loan Association Recognition and Retention Plan for Outside
                  Directors as amended March 1, 1996 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

   10.12       Astoria Federal Savings and Loan Association Annual Incentive Plan for Select
                  Executives - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)
                  of this report. (*)

 EXHIBIT                            IDENTIFICATION OF EXHIBIT
 -------                            -------------------------

   10.13       Astoria Financial Corporation Employment Agreement with George L. Engelke, Jr. -
                  This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.14      Astoria Federal Savings and Loan Association Employment Agreement with George L.
                  Engelke, Jr. - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.15      Astoria Financial Corporation Employment Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

    10.16      Astoria Federal Savings and Loan Association Employment Agreement with Gerard C.
                  Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

    10.17      Amendment No. 1 to the Astoria Federal Savings and Loan Association Employment
                  Agreement with Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

   10.18       Astoria Financial Corporation Employment Agreement with John J. Conefry, Jr.
                  This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of the report. (*)

   10.19       Astoria Financial Corporation Employment Agreement with Arnold K. Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

   10.20       Astoria Federal Savings and Loan Association Employment Agreement with Arnold K.
                  Greenberg - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.21      Astoria Financial Corporation Employment Agreement with Thomas W. Drennan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.22      Astoria Federal Savings and Loan Association Employment Agreement with Thomas W.
                  Drennan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.23      Astoria Financial Corporation Employment Agreement with  Monte N. Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

 EXHIBIT                            IDENTIFICATION OF EXHIBIT
 -------                            -------------------------
    10.24      Astoria Federal Savings and Loan Association Employment Agreement with Monte N.
                  Redman - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.25      Astoria Financial Corporation Employment Agreement with William K. Sheerin - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K  pursuant to Item 14(c) of this report. (9)

    10.26      Astoria Federal Savings and Loan Association Employment Agreement with William K.
                  Sheerin - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.27      Astoria Financial Corporation Employment Agreement with Alan P. Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.28      Astoria Federal Savings and Loan Association Employment Agreement with Alan P.
                  Eggleston - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

    10.29      Retirement Medical and Dental Benefit Policy for Senior Officers - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

    10.30      Form of Option Conversion Agreement by and between Astoria Financial Corporation and each of Mr. Thomas V. Powderly. (10)

    10.31      Form of Option Conversion Agreement by and between Astoria Financial Corporation and Former Officer or Director of Long Island Bancorp, Inc. dated September 30, 1998.
                  (12)

    10.32      Option Conversion Certificates of John J. Conefry, Robert J. Conway, Lawrence W.
                  Peters, Leo J. Waters and Donald D. Wenk. (*)

    10.33      Trust Agreement, dated as of January 31, 1995 between Astoria Financial Corporation and
                  State Street Bank and Trust Company. (10)

    10.34      Astoria Financial Corporation 1993 Incentive Stock Option Plan, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

    10.35      Astoria Financial Corporation 1993 Stock Option Plan For Outside Directors, as amended -
                  This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (7)

 EXHIBIT                            IDENTIFICATION OF EXHIBIT
 -------                            -------------------------
    10.36      Astoria Federal Savings and Loan Association Recognition and Retention Plan for Officers
                  and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c)
                  of this report. (*)

    10.37      Option Conversion Agreement by and between Astoria Financial Corporation and
                  Mr. Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
                  14(c) of this report. (7)

    10.38      Astoria Financial Corporation Litigation Advisory Committee Consulting Agreement
                  with John J. Conefry, Jr. (*)

    10.39      Consulting Agreement by and between Astoria Financial Corporation and Lawrence
                  W. Peters. (*)

    10.40      Letter Agreement dated April 2, 1998 by and between John J. Conefry, Jr. and
                  Astoria Financial Corporation. (*)

    10.41      Letter Agreement dated April 2, 1998 by and between Lawrence W. Peters and
                  Astoria Financial Corporation. (*)

    11.1       Statement regarding computation of earnings per share. (*)

    21.1       Subsidiaries of Astoria Financial Corporation. (*)

    23         Consent of Independent Auditors. (*)

    27         Financial Data Schedule. (*)

    27.1       Restated Financial Data Schedule - Nine Months Ended September 30, 1998. (*)

    27.2       Restated Financial Data Schedule - Six Months Ended June 30, 1998. (*)

    27.3       Restated Financial Data Schedule - Three Months Ended March 31, 1998. (*)

    27.4       Restated Financial Data Schedule - Year Ended December 31, 1997. (*)

    27.5       Restated Financial Data Schedule - Nine Months Ended September 30, 1997. (*)

    27.6       Restated Financial Data Schedule - Six Months Ended June 30, 1997. (*)

    27.7       Restated Financial Data Schedule - Three Months Ended March 31, 1997. (*)

    27.8       Restated Financial Data Schedule -Year Ended December 31, 1996. (*)

    27.9       Restated Financial Data Schedule -Nine Months Ended September 30, 1996. (*)

    27.10      Restated Financial Data Schedule - Six Months Ended June 30, 1996. (*)

 EXHIBIT                            IDENTIFICATION OF EXHIBIT
 -------                            -------------------------
    27.11      Restated Financial Data Schedule - Three Months Ended March 31, 1996. (*)

     99.1      Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 1998, which will be filed with the SEC within 120 days from December 31, 1997, is incorporated herein by reference.


       *       Filed herewith

    (1)       Incorporated by reference to Astoria Financial Corporation's Quarterly Report on
              Form 10-Q/A for the quarter ended June 30, 1998, and filed with the Securities and
              Exchange Commission on September 10, 1998.

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

    (4)       Incorporated by reference to Astoria Financial Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1998, and filed with the Securities and Exchange Commission on November 13, 1998.

    (5)       Incorporated by reference to Astoria Financial Corporation's Registration Statement
              on Form 8-K/A dated July 17, 1996 and filed with the Securities and Exchange
              Commission in August 1996.

    (6)       Incorporated by reference to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on June 24, 1997.

    (7)       Incorporated by reference to Astoria Financial Corporation's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997,filed with the Securities and
              Exchange Commission on March 25, 1998.

    (8)       Incorporated by reference to Form S-3 Registration Statement as filed with the Securities and
              Exchange Commission on October 23, 1995.


    (9)       Incorporated by reference to Astoria Financial Corporation's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange
              Commission on March 29, 1996.

    (10)      Incorporated by reference to Astoria Financial Corporation's Current Report on
              Form 8-K, dated January 31, 1995 and filed with the Securities and Exchange
              Commission on February 9, 1995.



 EXHIBIT                            IDENTIFICATION OF EXHIBIT
 -------                            -------------------------
    (11)      Incorporated by reference to Astoria Financial Corporation's Current Report on Form
              8-K/A, dated April 2, 1998, and filed with the Securities And Exchange Commission on April 10, 1998, as amended by the First Amendment,
              incorporated by reference to the Registrant's Current Report on
              Form 8-K, dated May 29, 1998 and the Second Amendment,
              incorporated by reference to the Registrant's Current Report on
              Form 8-K, dated July 10, 1998.


    (12)      Incorporated by reference to Astoria Financial Corporation's Registration Statement
              On Form S-8, dated September 30, 1998, and filed with the Securities and Exchange
              Commission on September 30, 1998.

