Form 10-Q
period 1999-03-31
ASTORIA FINANCIAL CORP
filed 1999-05-12
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from ___________to___________
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

                                 YES X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock             Number of Shares Outstanding, April 30, 1999

     .01 Par Value                                    55,439,489

                         PART I -- FINANCIAL INFORMATION

                                                                                                           Page

Item 1.           Financial Statements
                  Consolidated Statements of Financial Condition at March 31, 1999                           2
                  and December 31, 1998

                  Consolidated Statements of Income for the Three Months Ended                               3
                  March 31, 1999 and March 31, 1998

                  Consolidated Statement of Stockholders' Equity for the Three Months                        4
                  Ended March 31, 1999

                  Consolidated Statements of Cash Flows for the Three Months Ended                           5
                  March 31, 1999 and March 31, 1998

                  Notes to Consolidated Financial Statements                                                 6

Item 2.           Management's Discussion and Analysis of Financial Condition and                            8
                  Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                33


                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings                                                                         33

Item 2.           Changes in Securities and Use of Proceeds                                          (Not Applicable)

Item 3.           Defaults Upon Senior Securities                                                    (Not Applicable)

Item 4.           Submission of Matters to a Vote of Security Holders                                (Not Applicable)

Item 5.           Other Information                                                                         37

Item 6.           Exhibits and Reports on Form 8-K                                                          37

                  (a)  Exhibits
                      (11)  Statement Regarding Computation of Per Share Earnings
                      (27)  Financial Data Schedule

                  (b) Reports on Form 8-K

                  Signatures                                                                                38

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          AT                  AT
                                                                                        MARCH 31,         DECEMBER 31,
(In Thousands, Except Share Data)                                                         1999                1998
----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                               $     97,971        $    126,945
Federal funds sold and repurchase agreements                                               133,259             266,437
Mortgage-backed securities available-for-sale                                            9,656,183           7,553,834
Other securities available-for-sale                                                        679,174             642,610
Mortgage-backed securities held-to-maturity (estimated fair value of
  $1,029,766 and $1,141,145, respectively)                                               1,023,328           1,136,799
Other securities held-to-maturity (estimated fair value
  of $946,711 and $982,295, respectively)                                                  944,231             972,012
Federal Home Loan Bank of New York stock                                                   260,250             210,250
Loans held-for-sale                                                                        148,383             212,909

Loans receivable held-for-investment:
  Mortgage loans, net                                                                    9,095,831           8,583,355
  Consumer and other loans, net                                                            213,667             230,367
                                                                                      ------------        ------------
                                                                                         9,309,498           8,813,722
  Less allowance for loan losses                                                            75,234              74,403
                                                                                      ------------        ------------
Loans receivable held-for-investment, net                                                9,234,264           8,739,319

Mortgage servicing rights, net                                                              51,425              50,237
Accrued interest receivable                                                                118,055             102,288
Premises and equipment, net                                                                180,373             161,629
Goodwill                                                                                   238,819             245,862
Other assets                                                                               236,163             166,610
                                                                                      ------------        ------------

Total assets                                                                          $ 23,001,878        $ 20,587,741
                                                                                      ============        ============

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Savings                                                                          $  2,748,810        $  2,815,681
     Money market                                                                        1,552,146           1,484,127
     NOW                                                                                   308,089             325,726
     Certificates of deposit                                                             5,060,295           5,042,752
                                                                                      ------------        ------------
   Total deposits                                                                        9,669,340           9,668,286

   Reverse repurchase agreements                                                         9,826,800           7,291,800
   Federal Home Loan Bank of New York advances                                           1,110,145           1,210,170
   Other borrowings                                                                        503,475             520,827
   Mortgage escrow funds                                                                   164,110             116,106
   Accrued expenses and other liabilities                                                  265,875             318,168
                                                                                      ------------        ------------
Total liabilities                                                                       21,539,745          19,125,357
                                                                                      ------------        ------------

Stockholders' Equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- issued and outstanding)                      --                  --
     Series B (2,000,000 shares authorized, issued and outstanding)                          2,000               2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,280,813 and
     54,655,095 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively)                                       553                 547
   Additional paid-in capital                                                              784,258             767,846
   Retained earnings - substantially restricted                                            782,148             742,679
   Accumulated other comprehensive income:
     Net unrealized loss on securities, net of taxes                                       (71,509)            (14,566)
   Unallocated common stock held by ESOP                                                   (35,140)            (35,908)
   Unearned common stock held by RRPs                                                         (177)               (214)
                                                                                      ------------        ------------
Total stockholders' equity                                                               1,462,133           1,462,384
                                                                                      ------------        ------------

Total liabilities and stockholders' equity                                            $ 23,001,878        $ 20,587,741
                                                                                      ============        ============

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          --------------------------------
(In Thousands, Except Share Data)                                             1999                1998
----------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                                         $    161,887        $    148,307
   Consumer and other loans                                                      5,277               6,224
   Mortgage-backed securities                                                  158,877              99,943
   Other securities                                                             33,032              33,045
   Federal funds sold and repurchase agreements                                  1,822               2,328
                                                                          ------------        ------------
Total interest income                                                          360,895             289,847
                                                                          ------------        ------------

Interest expense:
   Deposits                                                                     89,566             103,482
   Borrowed funds                                                              135,534              76,140
                                                                          ------------        ------------
Total interest expense                                                         225,100             179,622
                                                                          ------------        ------------
Net interest income                                                            135,795             110,225
Provision for loan losses                                                        1,061               1,800
                                                                          ------------        ------------
Net interest income after provision for loan losses                            134,734             108,425
                                                                          ------------        ------------

Non-interest income:
   Customer service and other loan fees                                          9,428               7,238
   Loan servicing fees                                                           5,249               1,902
   (Loss) gain on sales of securities                                             (125)              5,110
   Gain on sales of loans                                                        2,273               1,012
   Loss on disposition of loan production offices                               (1,241)               --
   Other                                                                         1,131               1,990
                                                                          ------------        ------------
Total non-interest income                                                       16,715              17,252
                                                                          ------------        ------------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                                 24,692              25,583
      Employee stock plans amortization                                          2,972               5,820
      Occupancy, equipment and systems                                          14,073              15,083
      Federal deposit insurance premiums                                         1,329               1,283
      Advertising                                                                1,230               1,297
      Other                                                                      7,681               9,828
                                                                          ------------        ------------
   Total general and administrative                                             51,977              58,894
   Real estate operations and provision for real estate losses, net                 (1)                237
   Goodwill litigation                                                           1,149                 116
   Amortization of goodwill                                                      4,906               4,885
                                                                          ------------        ------------
Total non-interest expense                                                      58,031              64,132
                                                                          ------------        ------------

Income before income tax expense                                                93,418              61,545
Income tax expense                                                              39,964              25,339
                                                                          ------------        ------------

Net income                                                                $     53,454        $     36,206
                                                                          ============        ============

Net income available to common shareholders                               $     51,954        $     34,706
                                                                          ============        ============

Basic earnings per common share                                           $       1.00        $       0.69
                                                                          ============        ============
Diluted earnings per common share                                         $       0.97        $       0.66
                                                                          ============        ============
Dividends per common share                                                $       0.24        $       0.20
                                                                          ============        ============

Basic weighted average common shares                                        51,827,679          50,272,057
Diluted weighted average common and common equivalent shares                53,367,006          52,756,334

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999





                                                                                                        Additional
                                                                    Preferred           Common           Paid-In
(In Thousands)                                     Total              Stock             Stock            Capital
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    $ 1,462,384        $     2,000       $       547       $   767,846

Net income                                           53,454               --                --                --

Other comprehensive income, net of tax:
   Net unrealized loss on securities, net
      of reclassification adjustment                (56,943)              --                --                --

Dividends on common and preferred stock
   and amortization of purchase premium             (14,311)              --                --                (326)

Exercise of stock options and
   related tax benefit                               13,610               --                   6            13,604

Amortization relating to allocation
   of ESOP stock and earned portion
   of RRP stock and related tax benefit               3,939               --                --               3,134
                                                -----------        -----------       -----------       -----------

 Balance at March 31, 1999                      $ 1,462,133        $     2,000       $       553       $   784,258
                                                ===========        ===========       ===========       ===========

                                                  Retained         Accumulated        Unallocated         Unearned
                                                  Earnings            Other             Common             Common
                                                Substantially      Comprehensive       Stock Held         Stock Held
(In Thousands)                                   Restricted           Income            by ESOP             by RRPs
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                     $   742,679        $   (14,566)       $   (35,908)       $      (214)

Net income                                            53,454               --                 --                 --

Other comprehensive income, net of tax:
   Net unrealized loss on securities, net
      of reclassification adjustment                    --              (56,943)              --                 --

Dividends on common and preferred stock
   and amortization of purchase premium              (13,985)              --                 --                 --

Exercise of stock options and
   related tax benefit                                  --                 --                 --                 --

Amortization relating to allocation
   of ESOP stock and earned portion
   of RRP stock and related tax benefit                 --                 --                  768                 37
                                                 -----------        -----------        -----------        -----------

 Balance at March 31, 1999                       $   782,148        $   (71,509)       $   (35,140)       $      (177)
                                                 ===========        ===========        ===========        ===========



See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
(IN THOUSANDS)                                                                    1999               1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                  $    53,454        $    36,206
                                                                               -----------        -----------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net accretion of discounts, premiums and deferred loan fees                   (13,238)            (7,841)
     Provision for loan and real estate losses                                       1,119              2,626
     Depreciation and amortization                                                   3,498              7,698
     Net gain on sales of securities and loans                                      (2,148)            (6,122)
     Net gain on sales of premises and equipment                                      (489)              --
     Net loss on disposition of loan production offices                              1,241               --
     Proceeds from sales of loans held-for-sale, net of originations                63,563            (73,560)
     Amortization of goodwill                                                        4,906              4,885
     Allocated and earned shares from ESOP and RRPs                                  2,972              5,820
     Increase in accrued interest receivable                                       (15,767)            (4,326)
     Capitalized mortgage servicing rights, net of amortization
          and valuation allowance                                                   (1,188)            (1,465)
       Increase in other assets                                                    (27,550)            (1,881)
     (Decrease) increase in accrued expenses and other liabilities                 (50,259)            28,698
                                                                               -----------        -----------

          Net cash provided by (used in) operating activities                       20,114             (9,262)
                                                                               -----------        -----------

Cash flows from investing activities:
     Origination of loans held-for-investment, net of principal payments          (371,369)          (347,782)
     Loan purchases through third parties                                         (123,669)           (54,221)
     Principal payments on mortgage-backed securities held-to-maturity             114,081             74,492
     Principal payments on mortgage-backed securities available-for-sale           761,400            283,848
     Purchases of mortgage-backed securities held-to-maturity                         --              (72,651)
     Purchases of mortgage-backed securities available-for-sale                 (3,103,969)          (603,615)
     Purchases of other securities held-to-maturity                                   --             (215,280)
     Purchases of other securities available-for-sale                             (106,276)          (298,323)
     Proceeds from maturities of other securities available-for-sale                51,382            284,709
     Proceeds from maturities of other securities held-to-maturity                  36,958            242,230
     Purchases of FHLB stock, net                                                  (50,000)              --
     Proceeds from sales of securities available-for-sale and loans                162,378            192,539
     Proceeds from sales of real estate owned and investments in
        real estate, net                                                             2,593              6,251
     Proceeds from disposition of loan production offices                            4,208               --
     Purchases of premises and equipment, net of proceeds from sales               (20,487)            (2,256)
                                                                               -----------        -----------

        Net cash used in investing activities                                   (2,642,770)          (510,059)
                                                                               -----------        -----------

Cash flows from financing activities:
     Net increase in deposits                                                        1,246              4,653
     Net increase in reverse repurchase agreements                               2,535,000            630,553
     Net decrease in FHLB of New York advances                                    (100,000)           (70,000)
     Net decrease in other borrowings                                              (17,391)           (16,305)
     Increase in mortgage escrow funds                                              48,004             50,560
     Costs to repurchase common stock                                                 --              (16,633)
     Cash dividends paid to stockholders                                           (14,311)           (10,164)
     Cash received for options exercised                                             7,956              4,623
                                                                               -----------        -----------

        Net cash provided by financing activities                                2,460,504            577,287
                                                                               -----------        -----------

        Net (decrease) increase in cash and cash equivalents                      (162,152)            57,966
     Adjustment to conform fiscal year of Long Island
          Bancorp, Inc. to the Company                                                --               77,323
     Cash and cash equivalents at beginning of period                              393,382            159,195
                                                                               -----------        -----------
     Cash and cash equivalents at end of period                                $   231,230        $   294,484
                                                                               ===========        ===========

     Supplemental disclosures:
       Cash paid during the period:
         Interest                                                              $   225,317        $   179,188
                                                                               ===========        ===========
         Income taxes                                                          $    39,776        $    20,022
                                                                               ===========        ===========
       Additions to real estate owned                                          $     3,026        $     6,639
                                                                               ===========        ===========
       Securitization of loans                                                 $      --          $   104,387
                                                                               ===========        ===========

     See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation (the "Company") and its wholly-owned subsidiary, Astoria Federal Savings and Loan Association (the "Association") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Following the close of business on September 30, 1998, the Company completed the acquisition of Long Island Bancorp, Inc. ("LIB"), a federally chartered savings bank, with LIB merging with and into the Company and LIB's subsidiary, The Long Island Savings Bank, FSB ("LISB"), merging with and into the Association (the "LIB Acquisition"). All subsidiaries of LISB became subsidiaries of the Association. The acquisition was accounted for as a pooling-of-interests, and accordingly, all prior year consolidated financial results of the Company have been restated to combine the Company with LIB.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and its results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998 and stockholders' equity for the three months ended March 31, 1999. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of March 31, 1999 and December 31, 1998 and amounts of revenues and expenses for the three month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     These consolidated financial statements should be read in conjunction with the December 31, 1998 audited consolidated financial statements and notes thereto of the Company.

2.   EARNINGS PER SHARE ("EPS")

     The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic EPS and diluted EPS.

     Basic EPS is computed by dividing net income less preferred dividends by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted-average number of unallocated shares held by the Company's Employee Stock Ownership Plan (the "ESOP") and the Recognition and Retention Plans ("RRPs").

     Diluted EPS is computed by dividing net income less preferred dividends by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted-average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted-average number of unallocated shares held by the ESOP and the RRPs and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the Company's average stock price is utilized, and the Company adds to the proceeds, the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

     The following table is a reconciliation of basic and diluted EPS as required under SFAS No. 128:


                                                                  For the Three Months Ended March 31,
                                       -------------------------------------------------------------------------------------------
                                                          1999                                            1998
                                       -------------------------------------------------------------------------------------------
(In Thousands,                                           Average         Per Share                       Average       Per Share
Except Share Data)                      Income            Shares          Amount         Income          Shares          Amount
----------------------------------------------------------------------------------------------------------------------------------
Net income                            $    53,454                                     $    36,206
Less: preferred stock dividends             1,500                                           1,500
                                      -----------                                     -----------
Basic EPS:
   Income available to common
     stockholders                          51,954        51,827,679       $   1.00         34,706        50,272,057       $   0.69
                                                                          ========                                        ========

Effect of dilutive unexercised
   stock options                                          1,539,327                                       2,484,277
                                                        -----------                                     -----------
Diluted EPS:
   Income available to common
     stockholders plus assumed
     conversions                      $    51,954        53,367,006       $   0.97    $    34,706        52,756,334       $   0.66
                                      ===========       ===========       ========    ===========       ===========       ========


3.   CASH EQUIVALENTS

     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with original maturities of three months or less.

4.   COMPREHENSIVE INCOME

     The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of 1998 and, as such, was required to: (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition.

     Comprehensive (loss) income for the three months ended March 31, 1999 and 1998 is as follows:

                                                                Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                 1999            1998
                                                               --------        --------
Net income                                                     $ 53,454        $ 36,206
Net unrealized losses on securities,
  net of reclassification adjustment (a)                        (56,943)         (1,823)
                                                               --------        --------
Comprehensive (loss) income                                    $ (3,489)       $ 34,383
                                                               ========        ========


(a)  Disclosure of reclassification adjustment:

Net unrealized (losses) gains arising during period            $(57,014)       $  1,082
Less: reclassification adjustment for net losses (gains)
  included in net income                                             71          (2,905)
                                                               --------        --------
Net unrealized losses on securities                            $(56,943)       $ (1,823)
                                                               ========        ========

5.   IMPACT OF NEW ACCOUNTING STANDARDS

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

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The implementation of SFAS No. 134 did not have a material impact on the Company's financial condition or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

GENERAL

     The Company is headquartered in Lake Success, New York and its principal business currently consists of the operation of its wholly-owned subsidiary, the Association. The Association's primary business is attracting retail deposits from the general public and investing those deposits, together with borrowed funds, funds generated from operations and principal repayments, primarily in one-to-four family residential mortgage loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, the Association invests in securities issued by the U.S. Government and federal agencies and other securities.

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

MERGERS AND ACQUISITIONS

     The Company continues to consider merger and acquisition activity as an integral part of its strategic objective for its long-term growth. Following the close of business on September 30, 1998, the Company completed the acquisition of LIB, the holding company of LISB, a federally chartered savings bank, with LIB merging with and into the Company and LISB merging with and into the Association ("LIB Acquisition"). The transaction was accounted for as a pooling-of-interests. Accordingly, the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation, were recorded by the Company. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share ("LIB Common Stock"), received 1.15 shares of the Company's common stock, par value $.01 per share ("Common Stock"), for each share of LIB Common Stock, resulting in the issuance of 27,876,636 shares of Common Stock.

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

     The following table sets forth the activity in the Company's balances of accrued acquisition costs and restructuring charges for the quarter ended March 31, 1999:


                                          ACCRUED BALANCE AT         CASH PAYMENTS               ACCRUED BALANCE
(IN THOUSANDS)                            DECEMBER 31, 1998        IN 1ST QUARTER 1999          AT MARCH 31, 1999
                                          -----------------        -------------------          -----------------
Employee termination costs                    $10,326                    $  4,535                   $  5,791 (a)
Facilities, equipment and
   systems cost                                12,428                       1,412                     11,016 (b)
Transaction fees & other costs                  8,557                       6,864                      1,693 (c)
                                              -------                     -------                     ------

Total                                         $31,311                     $12,811                    $18,500
                                               ======                      ======                     ======

(a) The remaining accrued balance primarily represents $4.9 million of voluntary early retirement charges for pension and postretirement benefits for certain former employees of LIB. Such benefits will remain as accrued pension and postretirement benefit costs to the Company until all such benefits are paid during these former LIB employees' lifetimes.

(b) The remaining accrued balance primarily represents the present value of net operating costs for the Company's former mortgage headquarters.

(c) The remaining accrued balance primarily represents accrued legal fees which the Company will incur to restructure the various employee benefit plans of LIB and the subsidiaries of LISB.


1999 Cost Savings Initiatives

     As part of the Company's strategy of improving operating efficiency and achieving cost savings targets following the LIB Acquisition, the Company has entered into or has the intent to enter into various transactions in 1999. Such transactions include, but are not limited to, the disposition of various loan production offices, banking offices and the former headquarters of LIB. In order to refocus its mortgage loan origination efforts toward portfolio growth rather than sale in the secondary market, the Company decided to close or otherwise dispose of certain retail loan production offices ("LPOs"). These transactions occurred during the first quarter of 1999 and included the sale of two LPOs, the closing of two LPOs and the sub-leasing of one LPO. As a result of the transactions involving these five LPOs, the Company incurred a $1.2 million loss during the first quarter of 1999. Additionally, the Company has entered into a contract to sell the former headquarters of LIB which is expected to close in the third quarter of 1999.

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

     The Office of Thrift Supervision ("OTS"), the Company's primary federal bank regulatory agency, along with the other federal bank regulatory agencies have published substantive guidance on the Year 2000 Problem and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective actions, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

     The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed the awareness assessment and renovation phases of the Plan. During the assessment and renovation phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 readiness. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. The Company then renovated or replaced the systems that may have posed a Year 2000-related problem. Following renovation, the functionality of new systems were validated. The validation phase is approximately 95% complete and the implementation phase is approximately 80% complete.

     The Company has complied with federal banking regulatory guidelines, completing testing of its mission critical and customer systems prior to September 30, 1998. The Company has met federal banking regulatory guidelines stating that the Association and the Company must substantially complete testing of core mission critical internal systems by December 31, 1998. The Company and the Association are on target for substantially completing tests of the renovations made of both internally and externally supplied systems, by June 30, 1999. Where practical, the Company has scheduled end-to-end Year 2000 tests as well as participated in proxy testing with its business partners, allowing the Company additional opportunities to test readiness of internal and external systems.

     As part of the Plan, the Company has had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem and has been following the progress of those vendors with their Year 2000 compliance status. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated with little or no impact on the operations of the Company. At this time, the Company anticipates most of its hardware and software systems to become Year 2000 compliant, tested and operational within the OTS's suggested time frame. However, if such modifications and conversions are not successfully made or are not completed on a timely basis, the Year 2000 Problem could have an adverse impact on the operations of the Company.

     Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. At this time, while the Company expects to become Year 2000 compliant, the probability of such likelihood cannot be determined. As a result, the Company expects to formulate contingency plans for its mission critical systems where they are deemed feasible by management. These systems include retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, general ledger and accounting systems and payroll processing. The Company maintains a disaster recovery program designed to deal with similar failures on an ongoing basis. All business units have been directed to review and update their existing recovery plans in addition to developing Year 2000 contingency plans to address the possible failure of one or more mission critical systems.

     The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individual depositors who utilize the Company's services for personal, household or consumer uses and residential mortgage loan borrowers. Individually such customers are not likely to pose significant year 2000 risks.

     Monitoring and managing the Year 2000 Project Plan will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing for Year 2000 compliance, and costs for developing and implementing contingency plans for critical systems which fail. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing and developing and implementing any necessary contingency plans. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date. The Company does not believe that such costs will have a material effect on results of operations, although there can be no assurance that such costs would not become material in the future. It is currently estimated that total Year 2000 compliance efforts will cost, excluding reallocation of internal resources, approximately $2,000,000. The Company has incurred $1,100,000 to date, which includes $750,000 expensed by LISB prior to the LIB Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash provided by investing activities, which includes principal and interest payments on loans, mortgage-backed securities and other securities. During the three months ended March 31, 1999 and 1998, principal payments on loans, mortgage-backed securities and proceeds from maturities of other securities totaled $1.66 billion and $1.11 billion, respectively. This increase reflects accelerated loan prepayment speeds resulting from the decline in interest rates from the same period a year ago. During the three months ended March 31, 1999, the Company received $165.0 million of funds from the sale of securities available-for-sale, loans and real estate versus $198.8 million from sales during the three months ended March 31, 1998. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the three months ended March 31, 1999 totaled $20.1 million. Net cash used in operating activities during the three months ended March 31, 1998 totaled $9.3 million. The net increase in borrowings during the three months ended March 31, 1999 totaled $2.42 billion reflecting the Company's funding for its asset growth discussed below. Deposits remained constant at $9.67 billion during the three months ended March 31, 1999. The net increase in borrowings and deposits during the three months ended March 31, 1998 totaled $544.2 million and $4.7 million, respectively.

     The Company's primary uses of funds in its investing activities are for the purchase and origination of mortgage loans and the purchase of mortgage-backed securities and other securities. During the three months ended March 31, 1999, the Company's gross purchases and originations of mortgage loans totaled $1.32 billion, compared to $1.25 billion during the three months ended March 31, 1998. The Company's purchases of mortgage-backed securities and other securities during the three months ended March 31, 1999 and 1998 totaled $3.21 billion and $1.19 billion, respectively. The significant increase in these purchases reflects the Company's short-term objective of effectively deploying capital through asset growth.

     Stockholders' equity totaled $1.46 billion at March 31, 1999 and at December 31, 1998. Increases to stockholders' equity included $53.5 million of net income, the amortization for the allocated portion of shares held by the Employee Stock Ownership Plan ("ESOP") and the earned portion of the shares held by the Recognition and Retention Plans ("RRP") and related tax benefit of $3.9 million and the effect of options exercised and related tax benefit of $13.6 million. These increases were equally offset by the declaration of dividends of $14.3 million and the increase in the unrealized loss on securities, net of taxes, of $56.9 million.

     The Association is required by the OTS to maintain a minimum liquidity ratio, calculated as an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. The Association's liquidity ratios were 10.91% and 11.29% at March 31, 1999 and December 31, 1998, respectively. The levels of the Association's liquid assets are dependent on the Association's operating, investing and financing activities during any given period.

     During the three months ended March 31, 1998, the Company repurchased 339,892 shares of Common Stock, for an aggregate cost of $16.6 million. The Company's fifth stock repurchase plan was terminated on April 2, 1998 as a result of the LIB Acquisition. On April 21, 1999, the Board of Directors of the Company approved the Company's sixth stock repurchase plan authorizing the purchase, at the discretion of management, of up to 10% of its Common Stock outstanding (approximately 5,500,000 shares), over a two year period, in open-market or privately negotiated transactions.

     On March 1, 1999, the Company paid a quarterly cash dividend equal to $0.24 per share on shares of Common Stock outstanding as of the close of business on February 12, 1999, totaling $13.2 million. On April 21, 1999, the Company declared a quarterly cash dividend of $0.24 per share of Common Stock payable on June 1, 1999 to stockholders of record as of the close of business on May 14, 1999. Beginning October 15, 1997, the Company has paid quarterly cash dividends equal to $0.75 per share on shares of its Series B Preferred Stock, aggregating $1.5 million per quarter.

     At the time of the conversion from mutual to stock form of ownership, the Association was required to establish a liquidation account in an amount equal to its capital as of June 30, 1993. As part of its acquisitions of Fidelity New York, F.S.B. ("Fidelity") following the close of business on January 31, 1995, The Greater New York Savings Bank ("The Greater") following the close of business on September 30, 1997 and LIB following the close of business on September 30, 1998, the Association established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by those entities as a result of their conversions from mutual to stock form of ownership. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Association, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. The Association is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its stockholders' equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements. At March 31, 1999, the Association's total capital exceeded the amount of the combined liquidation accounts, and also exceeded all of its regulatory capital requirements with tangible, leverage, and risk-based capital ratios of 5.06%, 5.06%, and 13.45%, respectively. The respective minimum regulatory requirements were 1.50%, 3.00%, and 8.00%. Effective April 1, 1999, the regulatory capital ratio requirement for leverage capital for the Association increased to 4.00%. As of March 31, 1999, the Association would have exceeded such amended requirement.

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

     The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice, either by contractual terms or based upon certain assumptions, including, but not limited to, estimated prepayments, made by management, within that time period. The interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yields of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income, whereas an institution with a negative gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a positive gap would tend to result in a decrease in net interest income while a negative gap would tend to increase net interest income.

     The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the largest determinants of prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.

     Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis. Purchases of fixed-rate mortgage-backed securities are concentrated on those securities with short- and medium-term average lives. Originations of thirty-year fixed rate mortgages are originated and sold in the secondary market, while those with shorter durations, primarily fifteen-year fixed rate mortgages and adjustable-rate mortgages are held-for-investment.

     At March 31, 1999, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $876.8 million, representing a positive cumulative one-year gap of 3.81% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.07 billion, representing a positive cumulative one-year gap of 5.18% of total assets at December 31, 1998. The Company's March 31, 1999 and December 31, 1998 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at March 31, 1999 were classified within the one-year maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $8.30 billion, representing a positive cumulative one-year gap of 36.08% of total assets. Using this method at December 31, 1998, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.46 billion, representing a positive cumulative one-year gap of 31.39% of total assets. The available-for-sale securities may or may not be sold, or effectively repriced, since that activity is subject to management's discretion.

     The following table (the "Gap Table") sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1999, that are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in this table are $1.38 billion of callable other securities at their amortized cost, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $1.10 billion are initially callable within one year. Also included in this table are $11.18 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than three years to five years category and the more than five years category. Of such borrowings, $2.67 billion are initially callable within one year.

                                                                     At March 31, 1999
                                             ---------------------------------------------------------------------------------------
                                                               More than          More than
                                                               One Year           Three Years
                                              One Year             to                 to              More than
(Dollars in Thousands)                        or Less          Three Years        Five Years          Five Years          Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                        $ 2,737,460        $ 2,333,045        $ 1,963,525         $ 2,085,956       $ 9,119,986
   Consumer and other loans (1)                  165,246             43,373               --                  --             208,619
   Federal funds sold and
     repurchase agreements                       133,259               --                 --                  --             133,259
   Mortgage-backed and other
     securities available-for-sale (2)         2,913,644          2,202,906          1,688,039           3,530,768        10,335,357
   Mortgage-backed and other
     securities held-to-maturity (2)             373,394            199,802            171,362           1,485,621         2,230,179
                                             ---------------------------------------------------------------------------------------
Total interest-earning assets                  6,323,003          4,779,126          3,822,926           7,102,345        22,027,400
Add:
   Net unamortized purchase
     premiums and deferred fees (3)               11,078              9,713              8,172               8,443            37,406
                                             ---------------------------------------------------------------------------------------
Net interest-earning assets                    6,334,081          4,788,839          3,831,098           7,110,788        22,064,806
                                             ---------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                       274,884            549,768            549,768           1,374,390         2,748,810
   NOW                                            14,833             29,664             29,664              74,217           148,378
   Money market                                  817,644             29,784             29,784              89,384           966,596
   Money manager                                  35,664             71,328             71,328             178,375           356,695
   Certificates of deposit                     3,643,454          1,153,056            259,180               4,605         5,060,295
   Borrowed funds (2)                            670,799            949,621          6,340,000           3,480,000        11,440,420
                                             ---------------------------------------------------------------------------------------
Total interest-bearing liabilities           $ 5,457,278        $ 2,783,221        $ 7,279,724         $ 5,200,971       $20,721,194
                                             ---------------------------------------------------------------------------------------
Interest sensitivity gap                     $   876,803        $ 2,005,618        $(3,448,626)        $ 1,909,817       $ 1,343,612
                                             ---------------------------------------------------------------------------------------
Cumulative interest sensitivity gap          $   876,803        $ 2,882,421        $  (566,205)        $ 1,343,612
                                             ---------------------------------------------------------------------------------------
Cumulative interest sensitivity gap
   as a percentage of total assets                  3.81%             12.53%              (2.46)%             5.84%
Cumulative net interest-earning assets
   as a percentage of interest-bearing
        liabilities                               116.07%            134.98%              96.35%            106.48%


(1) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(2) Includes $1.10 billion of other securities and $2.67 billion of borrowings, callable within one year and at various times thereafter, which are each classified according to their contractual maturity dates (primarily in the more than five years category for other securities and the more than one year to three years and the more than three years to five years categories for borrowings).

(3)  Net unamortized purchase premiums and deferred fees are prorated.

          Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as ARM loans, have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The Gap Table reflects the estimates of management as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. For example, the Company has a number of deposit accounts, including savings, NOW, money market and money manager accounts which, subject to certain regulatory exceptions not relevant here, may be withdrawn at any time. The Company, based upon its historical experience, assumes that while all customers in these account categories could withdraw their funds on any given day, they will not do so, even if market interest rates were to change. As a result, different assumptions may be used at different points in time. The majority of the certificates of deposit projected to mature within the next year have original terms of one to two years. The Company has and currently offers competitive market rates for products with these terms. Based upon historical experience, as well as current and projected economic conditions, the Company believes it can continue to offer competitive market rates and, therefore, while there is no assurance of renewal, the Company believes a significant amount of the balance of certificates of deposit maturing will be renewed.

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

  The following represents the Company's NPV table as of March 31, 1999.


                                    Net Portfolio Value ("NPV")                   Portfolio Value of Assets
    Rates in                        ---------------------------                   --------------------------
  Basis Points              Dollar           Dollar           Percentage            NPV          Sensitivity
  (Rate Shock)              Amount           Change            Change              Ratio           Change
---------------             ------           ------           ----------           -----         -----------
                                     (Dollars in Thousands)
     +200                 $1,063,354        $(828,487)       (43.79)%               4.96%          (3.32)%
     +100                  1,501,523         (390,318)       (20.63)                6.71            (1.56)
      -0-                  1,891,841                -             -                 8.27                -
     -100                  1,838,499          (53,342)        (2.82)                7.89            (0.38)
     -200                  1,594,563         (297,278)       (15.71)                6.77            (1.50)

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

     The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial derivative agreements with third parties. At March 31, 1999, the Company had $60.0 million of interest rate floor agreements and $450.0 million of interest rate swap agreements outstanding based on their notional amount. Additionally, the Company is not subject to foreign currency exchange or commodity price risk and does not own any trading assets.

LOAN PORTFOLIO

     The following table sets forth the composition of the Company's loan portfolio at March 31, 1999 and December 31, 1998.

                                                 At March 31, 1999                       At December 31, 1998
                                               ------------------------             -------------------------------
                                                                Percent                                 Percent
                                                                  of                                      of
   (Dollars in Thousands)                      Amount            Total                Amount             Total
-------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS GROSS (1):
    One-to-four family .............       $   8,274,978              87.89%        $   7,857,964             87.37%
    Multi-family ...................             489,911               5.20               452,854              5.03
    Commercial real estate .........             438,208               4.65               453,973              5.05
                                           -------------      -------------         -------------     -------------

      Total mortgage loans .........           9,203,097              97.74             8,764,791             97.45
                                           -------------      -------------         -------------     -------------

CONSUMER AND OTHER LOANS:

    Home equity ....................             128,741               1.37               142,437              1.58
    Passbook .......................               6,726               0.07                 6,653              0.07
    Other ..........................              77,171               0.82                80,287              0.90
                                           -------------      -------------         -------------     -------------

Total consumer and other loans .....             212,638               2.26               229,377              2.55
                                           -------------      -------------         -------------     -------------

TOTAL LOANS ........................           9,415,735             100.00%            8,994,168            100.00%
                                           -------------      =============         -------------     =============

LESS:

    Unearned discounts, premiums and
        deferred loan fees, net ....              42,146                                   32,463
    Allowance for loan losses ......             (75,234)                                 (74,403)
                                           -------------                            -------------

TOTAL LOANS, NET ...................       $   9,382,647                            $   8,952,228
                                           =============                            =============


(1) These amounts include $148.4 million and $212.9 million of mortgage loans held-for-sale at March 31, 1999 and December 31, 1998, respectively.

SECURITIES PORTFOLIO

    The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at March 31, 1999 and December 31, 1998.


                                                                   At March 31, 1999
                                             ------------------------------------------------------------------
                                                                Gross               Gross             Estimated
                                             Amortized        Unrealized          Unrealized            Fair
(In Thousands)                                  Cost             Gains              Losses              Value
----------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
      GNMA pass-through certificates        $   153,134       $     2,425       $       (38)       $   155,521
      FHLMC pass-through certificates           298,736             1,989            (1,512)           299,213
      FNMA pass-through certificates            549,315             7,878            (1,365)           555,828
      REMICs and CMOs:
         Agency issuance                      7,309,046             3,834          (122,907)         7,189,973
         Non agency issuance                  1,470,960             4,046           (19,358)         1,455,648
                                            -----------       -----------       -----------        -----------
   Total mortgage-backed securities           9,781,191            20,172          (145,180)         9,656,183
                                            -----------       -----------       -----------        -----------

  Other securities:
      Obligations of the U.S.
         Government and agencies                493,711             1,616            (2,834)           492,493
      Corporate debt                             51,637              --              (1,762)            49,875
      FNMA and FHLMC preferred stock            127,515             2,118              --              129,633
      Equity and other securities                 7,084               405              (316)             7,173
                                            -----------       -----------       -----------        -----------
   Total other securities                       679,947             4,139            (4,912)           679,174
                                            -----------       -----------       -----------        -----------

Total Available-for-Sale                    $10,461,138       $    24,311       $  (150,092)       $10,335,357
                                            ===========       ===========       ===========        ===========

HELD-TO-MATURITY:
   Mortgage-backed securities:
      GNMA pass-through certificates        $     5,897       $       390       $      --          $     6,287
      FHLMC pass-through certificates            56,818             2,138               (18)            58,938
      FNMA pass-through certificates             15,018                55               (45)            15,028
      REMICs and CMOs
         Agency issuance                        723,441             4,418            (1,293)           726,566
         Non agency issuance                    222,154             2,928            (2,135)           222,947
                                            -----------       -----------       -----------        -----------
   Total mortgage-backed securities           1,023,328             9,929            (3,491)         1,029,766
                                            -----------       -----------       -----------        -----------

   Other securities:
      Obligations of the U.S.
        Government and agencies                 897,535             3,174              (691)           900,018
      Obligations of states and
         political subdivisions                  46,696              --                  (3)            46,693
                                            -----------       -----------       -----------        -----------
  Total other securities                        944,231             3,174              (694)           946,711
                                            -----------       -----------       -----------        -----------

Total Held-to-Maturity                      $ 1,967,559       $    13,103       $    (4,185)       $ 1,976,477
                                            ===========       ===========       ===========        ===========

                                                                 At December 31, 1998
                                             ------------------------------------------------------------------
                                                                Gross            Gross            Estimated
                                              Amortized       Unrealized       Unrealized          Fair
(In Thousands)                                  Cost            Gains            Losses            Value
---------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates        $  163,731       $    2,795       $      (10)       $  166,516
       FHLMC pass-through certificates          342,311            2,079           (1,668)          342,722
       FNMA pass-through certificates           608,842            8,513           (1,561)          615,794
       REMICs and CMOs:
           Agency issuance                    4,961,157            1,363          (42,020)        4,920,500
           Non agency issuance                1,509,402            3,689           (4,789)        1,508,302
                                             ----------       ----------       ----------        ----------
   Total mortgage-backed securities           7,585,443           18,439          (50,048)        7,553,834
                                             ----------       ----------       ----------        ----------

   Other securities:
       Obligations of the U.S.
          Government and agencies               462,302            4,910              (13)          467,199
       Corporate debt securities                 21,048             --               (322)           20,726
       FNMA and FHLMC preferred stock           127,515            1,325             --             128,840
       Asset-backed securities                   15,815               41              (32)           15,824
       Equity and other securities               10,089             --                (68)           10,021
                                             ----------       ----------       ----------        ----------
   Total other securities                       636,769            6,276             (435)          642,610
                                             ----------       ----------       ----------        ----------

Total Available-for-Sale                     $8,222,212       $   24,715       $  (50,483)       $8,196,444
                                             ==========       ==========       ==========        ==========

HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates        $   53,455       $    2,122       $     --          $   55,577
       FHLMC pass-through certificates           14,738              493               (4)           15,227
       FNMA pass-through certificates            15,954              135             --              16,089
       REMICs and CMOs:
           Agency issuance                      785,314            3,427           (1,138)          787,603
           Non agency issuance                  267,338            1,404           (2,093)          266,649
                                             ----------       ----------       ----------        ----------
   Total mortgage-backed securities           1,136,799            7,581           (3,235)        1,141,145
                                             ----------       ----------       ----------        ----------
   Other securities:
       Obligations of the U.S.
         Government and agencies                925,074           10,412             (128)          935,358
       Obligations of states and
        political subdivisions                   46,938             --                 (1)           46,937
                                             ----------       ----------       ----------        ----------
   Total other securities                       972,012           10,412             (129)          982,295
                                             ----------       ----------       ----------        ----------

Total Held-to-Maturity                       $2,108,811       $   17,993       $   (3,364)       $2,123,440
                                             ==========       ==========       ==========        ==========

COMPARISON OF FINANCIAL CONDITION AS OF
MARCH 31, 1999 AND DECEMBER 31, 1998
AND OPERATING RESULTS FOR THE QUARTERS ENDED
MARCH 31, 1999 AND 1998


FINANCIAL CONDITION

         Total assets increased $2.41 billion, to $23.00 billion at March 31, 1999, from $20.59 billion at December 31, 1998. This increase was primarily due to the Company's short-term objective of effectively deploying capital through asset growth, which resulted in increases in the mortgage loan and mortgage-backed securities portfolios. Mortgage loans held-for-investment, net, increased $512.5 million, from $8.58 billion at December 31, 1998 to $9.10 billion at March 31, 1999. Gross mortgage loans originated and purchased during the three months ended March 31, 1999 totaled $1.32 billion, of which $1.20 billion were originations and $122.7 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $1.18 billion of originations and $62.9 million of purchases for a total of $1.25 billion during the three months ended March 31, 1998. The increase in the mortgage loan originations was partially offset by loan prepayments, as well as normal principal repayments. Mortgage-backed securities increased $1.99 billion to $10.68 billion at March 31, 1999, from $8.69 billion at December 31, 1998. This increase was the result of purchases of mortgage-backed securities, primarily agency-issued REMICs and CMOs, during the first quarter of 1999, of $3.10 billion, offset by principal payments of $875.5 million.

         The growth in the loan and mortgage-backed securities portfolios was funded primarily through additional medium-term borrowings, which is consistent with the Company's strategy of complementing its growth through acquisitions by leveraging the Company's excess capital. Reverse repurchase agreements increased $2.54 billion, to $9.83 billion at March 31, 1999, from $7.29 billion at December 31, 1998. Federal Home Loan Bank of New York advances decreased $100.0 million, from $1.21 billion at December 31, 1998 to $1.11 billion at March 31, 1999. Deposits remained relatively unchanged as competition with equity markets, coupled with a low interest rate environment, created minimal opportunities for deposit growth.

         Stockholders' equity totaled $1.46 billion at March 31, 1999 and at December 31, 1998. Increases to stockholders' equity included $53.5 million of net income, the amortization for the allocated portion of shares held by the Employee Stock Ownership Plan ("ESOP") and the earned portion of the shares held by the Recognition and Retention Plans ("RRP") and related tax benefit of $3.9 million and the effect of options exercised and related tax benefit of $13.6 million. These increases were equally offset by the declaration of dividends of $14.3 million and the increase in the unrealized loss on securities, net of taxes, of $56.9 million.

RESULTS OF OPERATIONS

GENERAL

         Net income increased $17.3 million, or 47.6%, to $53.5 million, or diluted earnings per common share of $0.97 for the first quarter of 1999, from $36.2 million, or diluted earnings per common share of $0.66, for the comparable period in 1998. The return on average assets increased to 0.97% for the first quarter of 1999, from 0.85% for the first quarter of 1998. The return on average equity increased to 14.72% for the first quarter of 1999, from 9.85% for the first quarter of 1998. The return on average tangible equity increased to 17.69% for the first quarter of 1999, from 11.98% for the first quarter of 1998.

INTEREST INCOME

     Interest income for the three months ended March 31, 1999 increased $71.1 million, or 24.5%, to $360.9 million, from $289.8 million for the three months ended March 31, 1998. This increase was the result of a $4.93 billion increase in average interest-earning assets to $21.10 billion for the three months ended March 31, 1999, from $16.17 billion for the comparable period in 1998. This increase was partially offset by a decrease in the average yield of interest-earning assets to 6.84% for the first quarter of 1999, from 7.17% for the first quarter of 1998. The increase in average interest-earning assets was primarily due to increases in mortgage loans and mortgage-backed securities.

     Interest income on mortgage loans increased $13.6 million to $161.9 million for the first quarter of 1999, from $148.3 million for the first quarter of 1998, which was the result of an increase in the average balance of $1.09 billion, partially offset by a decrease in the average yield on mortgage loans to 7.19% for the first quarter of 1999, from 7.49% for the first quarter of 1998. The increase in the average balance of mortgage loans reflects the Company's continued emphasis on originations of primarily one-to-four family residential mortgage loans. The decrease in the average yield was due to the significant decline in market rates from the same period a year ago, coupled with prepayments and refinancing activity during 1998, which continued during the first quarter of 1999. Interest income on other loans decreased $947,000 resulting from a decrease in the average balance of $41.7 million, partially offset by an increase in the yield to 9.46% for the first quarter of 1999, from 9.41% for the first quarter of 1998.

     Interest income on mortgage-backed securities increased $59.0 million to $158.9 million for the first quarter of 1999, from $99.9 million for the first quarter of 1998, reflecting the Company's strategy of effectively deploying its capital through asset growth. This increase was the result of a $3.89 billion increase in the average balance of this portfolio, partially offset by a decrease in the average yield to 6.46% for the first quarter of 1999, from 6.73% for the first quarter of 1998. The decrease in yield on the mortgage-backed securities portfolio is a result of overall decreases in market rates from the same period a year ago, coupled with accelerated prepayments. Interest income on other securities was $33.0 million for the quarter ended March 31, 1999 and 1998. While the average balance of this portfolio increased $17.6 million, the average yield decreased to 6.99% for the first quarter of 1999, from 7.06% for the first quarter of 1998. Interest income on federal funds sold and repurchase agreements decreased $506,000 as a result of a decrease in the average balance of $24.6 million and a decrease in the average yield to 4.74% for the first quarter of 1999, from 5.22% for the comparable period in 1998.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 1999 increased $45.5 million, to $225.1 million, from $179.6 million for the three months ended March 31, 1998. This increase was attributable to an increase in the average balance of interest-bearing liabilities of $4.89 billion, to $19.71 billion for the three months ended March 31, 1999, from $14.82 billion for the three months ended March 31, 1998, partially offset by a decrease in the average cost of such liabilities to 4.57% for the first quarter of 1999 from 4.85% for the first quarter of 1998. The increase in average interest-bearing liabilities was primarily attributable to an increase in the average balance of borrowings of $5.26 billion, discussed below. The decline in the overall average costs of the Company's interest-bearing liabilities reflects the lower interest rate environment that has prevailed in the first quarter of 1999 versus the comparable 1998 period.


     Interest expense on borrowed funds increased $59.4 million, to $135.5 million for the three months ended March 31, 1999, from $76.1 million for the three months ended March 31, 1998. This increase was attributable to an increase in the average balance of borrowings of $5.26 billion, partially offset by a decrease in the average cost of borrowings to 5.16% for the first quarter of 1999, from 5.81% for the first quarter of 1998. The Company continues to utilize medium-term borrowings as a funding source for asset growth, as the Company has been unable to obtain such growth through deposits as a result of the current interest rate environment.

     Interest expense on deposits decreased $13.9 million to $89.6 million for the three months ended March 31, 1999, from $103.5 million for the three months ended March 31, 1998, reflecting a decrease in the average balance of total interest-bearing deposits of $365.5 million, coupled with a decrease in the average cost of interest-bearing deposits to 3.89% for the first quarter of 1999, from 4.32% for the same period in 1998. Interest expense on savings accounts decreased $5.4 million as a result of a decrease in the average balance of $159.8 million and a decrease in the average cost to 1.98% for the first quarter of 1999, from 2.61% for the same period in 1998. This decrease in average cost is a result of the Company lowering the rates paid on savings accounts during the fourth quarter of 1998. Interest expense on certificates of deposit decreased $10.4 million from the combined effect of a decrease in the average balance of $519.3 million and a decrease in the average cost to 5.19% for the first quarter of 1999, from 5.46% for the first quarter of 1998.

     Interest expense on money market accounts increased $2.4 million to $9.4 million for the first quarter of 1999, from $7.0 million for the first quarter of 1998, as a result of an increase in the average balance of $273.4 million, offset by a decrease in the average cost to 4.15% for the first quarter of 1999, from 4.42% for the same period in 1998. Interest paid on money market accounts is on a tiered basis with 84.0% of the balance in the highest tier. The yield on the top tier is committed to be at least equal to the discount rate for the three-month U.S. Treasury bill. While interest rates have fallen, the short end of the yield curve, reflecting short-term rates, has been the least affected and has not moved as quickly as the remaining portion of the yield curve, reflecting long-term rates. Additionally, the Company has not always reduced the interest rate on money market accounts with the yield curve, in an effort to attract new money market accounts. Interest expense on money manager accounts decreased $398,000 which was attributable to a decrease in the average cost of these accounts to 0.98% for the first quarter of 1999, from 1.44% for the same period in 1998, partially offset by an increase in average balance of $8.7 million. Interest expense on NOW accounts decreased $78,000, resulting from the combined effect of a decrease in the average cost of these accounts to 0.98% for the first quarter of 1999, from 1.55% for the same period in 1998, offset by an increase in the average balance of $31.5 million. The decrease in the average cost of NOW and money manager accounts is a result of the Company lowering the rates paid on these accounts during the second quarter of 1998.

NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.

         The Company's net interest income is significantly impacted by changes in interest rates and changes in market yield curves. Over the past two years, interest rates have declined significantly, and various financial instrument markets have become increasingly volatile. In addition, the decline in interest rates on long-term instruments has generally been greater than the decline in interest rates on short-term instruments, accentuating the flatness of the U.S. Treasury yield curve. During the first quarter of 1999, however, interest rates in general have increased from the fourth quarter of 1998, and the increase in interest rates on long-term instruments has been greater than the increase in interest rates on short-term instruments, resulting in a steepening of the U.S. Treasury yield curve. Despite this change in the U.S. Treasury yield curve, the Company has continued to experience compression on its net interest spread and net interest margin for the 1999 first quarter versus the comparable 1998 period. This continued compression was a result of the growth of interest-earning assets and interest-bearing liabilities during the 1998 lower interest rate environment. These financial instruments employed by the Company have not yet been impacted by the 1999 first quarter yield curve changes.

     Net interest income increased $25.6 million, or 23.2%, to $135.8 million for the three months ended March 31, 1999, from $110.2 million for the three months ended March 31, 1998. This change was the result of an increase in total average interest-earning assets of $4.93 billion, offset by an increase in total average interest-bearing liabilities of $4.89 billion. The effect of the growth in average net interest-earning assets was also partially offset by the decrease in the Company's net interest rate spread to 2.27% for the first quarter of 1999, from 2.32% for the first quarter of 1998. This decrease in net interest rate spread was the result of the average yield on total interest-earning assets decreasing to 6.84% for the first quarter of 1999, from 7.17% for the first quarter of 1998, partially offset by the average cost of interest-bearing liabilities decreasing to 4.57% for the first quarter of 1999, from 4.85% for the first quarter of 1998. The Company's net interest margin decreased to 2.57% for the first quarter of 1999 as compared to 2.73% for the first quarter of 1998.

Analysis of Net Interest Income

     The following table sets forth certain information relating to the Company for the three months ended March 31, 1999 and 1998. Yields and costs are derived by dividing income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown, except where otherwise noted. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to interest rates.

                                                           Quarter Ended March 31,
                                                ---------------------------------------------
                                                                   1999
                                                ---------------------------------------------
                                                                                    Average
                                                Average                             Yield/
(Dollars in Thousands)                          Balance            Interest          Cost
-----------------------------------------------------------------------------------------------
ASSETS:                                                                           (Annualized)
   Interest-earning assets:
      Mortgage loans                          $ 9,002,736       $   161,887          7.19%
      Consumer and other loans                    223,038             5,277          9.46
      Mortgage-backed securities (2)            9,832,450           158,877          6.46
      Other securities (2)                      1,889,222            33,032          6.99
      Federal funds sold and
         repurchase agreements                    153,772             1,822          4.74
                                                  -------             -----

    Total interest-earning assets              21,101,218           360,895           6.84
                                                                   --------
    Non-interest-earning assets                   896,291
                                                  -------

Total assets                                  $21,997,509
                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                                 $ 2,763,565          $ 13,685          1.98%
      Certificates of deposit                   5,021,838            65,192          5.19
      NOW                                         140,184               342          0.98
      Money market                                909,269             9,441          4.15
      Money manager                               371,342               906          0.98
      Borrowed funds                           10,504,289           135,534          5.16
                                               ----------           -------
    Total interest-bearing liabilities         19,710,487           225,100          4.57
                                                                    -------
    Non-interest-bearing liabilities              834,562
                                                  -------

    Total liabilities                          20,545,049
    Stockholders' equity                        1,452,460
                                                ---------
    Total liabilities and stockholders'
      equity                                  $21,997,509
                                              ===========

     Net interest income/net interest
       rate spread (3)                                             $135,795          2.27%
                                                                   ========          ====

     Net interest-earning assets/net
       interest margin (4)                    $ 1,390,731                            2.57%
                                              ===========                            ====

     Ratio of interest-earning assets
      to interest-bearing liabilities                1.07x
                                                     ====

                                                           Quarter Ended March 31,
                                                ---------------------------------------------
                                                                   1998(1)
                                                ---------------------------------------------
                                                                                 Average
                                                 Average                          Yield/
(Dollars in Thousands)                           Balance           Interest        Cost
--------------------------------------------------------------------------------------------
ASSETS:                                                                 (Annualized)
   Interest-earning assets:
      Mortgage loans                          $ 7,915,097          $148,307          7.49%
      Consumer and other loans                    264,702             6,224          9.41
      Mortgage-backed securities (2)            5,941,289            99,943          6.73
      Other securities (2)                      1,871,573            33,045          7.06
      Federal funds sold and
         repurchase agreements                    178,323             2,328          5.22
                                                  -------           -------
    Total interest-earning assets              16,170,984           289,847          7.17
                                                                    -------
    Non-interest-earning assets                   804,106
                                                  -------

Total assets                                  $16,975,090
                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
  Savings                                     $ 2,923,364          $ 19,087          2.61%
  Certificates of deposit                       5,541,182            75,637          5.46
  NOW                                             108,645               420          1.55
  Money market                                    635,905             7,034          4.42
  Money manager                                   362,621             1,304          1.44
  Borrowed funds                                5,245,196            76,140          5.81
                                                ---------            ------

Total interest-bearing liabilities             14,816,913           179,622          4.85

Non-interest-bearing liabilities                  687,738
                                                  -------
Total liabilities                              15,504,651
Stockholders' equity                            1,470,439
                                                ---------
Total liabilities and stockholders'
  equity                                      $16,975,090
                                              ===========

Net interest income/net interest
   rate spread (3)                                                 $110,225          2.32%
                                                                   ========          ====

Net interest-earning assets/net
   interest margin (4)                          1,354,071                            2.73%
                                                =========                            ====

Ratio of interest-earning assets
  to interest-bearing liabilities                    1.09x
                                                     ====

(1)      Restated to include LIB.

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



                                                 Quarter Ended March 31, 1999
                                                         Compared to
                                                 Quarter Ended March 31, 1998
                                           -----------------------------------------
(In Thousands)                                         Increase (Decrease)
-------------------------------------------------------------------------------------
                                            Volume           Rate             Net
                                            ------           ----             ---
Interest-earning assets:
   Mortgage loans ..................       $ 19,708        $ (6,128)       $ 13,580
   Consumer and other loans ........           (980)             33            (947)
   Mortgage-backed securities ......         63,090          (4,156)         58,934
   Other securities ................            313            (326)            (13)
   Federal funds sold and repurchase
      agreements ...................           (303)           (203)           (506)
                                           --------        --------        --------

Total ..............................         81,828         (10,780)         71,048
                                           --------        --------        --------

Interest-bearing liabilities:
   Savings .........................           (998)         (4,404)         (5,402)
   Certificates of deposit .........         (6,838)         (3,607)        (10,445)
   NOW .............................            102            (180)            (78)
   Money market ....................          2,859            (452)          2,407
   Money manager ...................             30            (428)           (398)
   Borrowed funds ..................         68,767          (9,373)         59,394
                                           --------        --------        --------

Total ..............................         63,922         (18,444)         45,478
                                           --------        --------        --------

Net change in net interest
   income ..........................       $ 17,906        $  7,664        $ 25,570
                                           ========        ========        ========


PROVISION FOR LOAN LOSSES

         Provision for loan losses decreased to $1.1 million for the first quarter of 1999, from $1.8 million for the first quarter of 1998. The allowance for loan losses increased to $75.2 million at March 31, 1999, from $74.4 million at December 31, 1998. Net loan charge-offs totaled $230,000 for the three months ended March 31, 1999. Non-performing loans decreased $24.0 million to $87.1 million at March 31, 1999, from $111.1 million at December 31, 1998. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 66.99% at December 31, 1998 to 86.35% to March 31, 1999. The allowance for loan losses as a percentage of total loans decreased from 0.83% at December 31, 1998 to 0.80% at March 31, 1999 primarily due to the increase of $421.6 million in gross loans receivable from December 31, 1998 to March 31, 1999. The decline in the provision generally reflects the decline in non-performing loans while the increase in the allowance for loan losses reflects the overall increase in the Company's loan portfolio. For further discussion on non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

     Non-Interest income for the quarter ended March 31, 1999 decreased to $16.7 million from $17.3 million for the quarter ended March 31, 1998. However, excluding losses on sales of securities and the loss of disposition of loan origination offices, non-interest income increased $6.0 million, or 48.9%, to $18.1 million compared to $12.1 million, exclusive of gains on sales of securities, for the same period in 1998. Customer service and other loan fees increased $2.2 million to $9.4 million for the first quarter of 1999, from $7.2 million for the first quarter of 1998. This increase is due in part to the Company's changes in customer service fees in June 1998 and the overall growth in the loan portfolio. Loan servicing fees increased $3.3 million, or 176.0%, to $5.2 million for the quarter ended March 31, 1999, from $1.9 million for the same period in 1998. Loan servicing fees include all contractual and ancillary servicing revenue received by the Company net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment on mortgage servicing rights. The increase in loan servicing fees is primarily the result of a $1.1 million decrease in the amortization of mortgage servicing rights and a $1.6 million increase in the recovery in the valuation allowance for mortgage servicing rights. Net gains on sales of loans increased $1.3 million to $2.3 million for the first quarter of 1999, from $1.0 million for the first quarter of 1998.

     Net (losses) gains on sales of securities decreased $5.2 million to a net loss of $125,000 for the quarter ended March 31, 1999, from a net gain of $5.1 million for the quarter ended March 31, 1998. During the quarter ended March 31, 1999, the Company recognized a loss of $1.2 million on various transactions relating to five retail loan production offices ("LPOs"). See further discussion under "Mergers and Acquisitions - 1999 Cost Savings Initiatives."

NON-INTEREST EXPENSE

     Non-interest expense decreased $6.1 million, or 9.5%, to $58.0 million for the first quarter of 1999 compared to $64.1 million for the first quarter of 1998. This reduction was primarily the result of the consolidation of LIB's operations into the Company. General and administrative expense decreased $6.9 million to $52.0 million for the first quarter of 1999, from $58.9 million for the first quarter of 1998. Compensation and benefits decreased $891,000, from $25.6 million for the quarter ended March 31, 1998 to $24.7 million for the quarter ended March 31, 1999. Employee stock plans and amortization expense decreased by $2.8 million to $3.0 million for the first quarter of 1999 compared to $5.8 million for the comparable period in 1998. The decrease in employee stock plans amortization expense includes a decrease relating to the allocation of ESOP stock due to a lower average market value of the Common Stock from $55.36 per share for the three months ended March 31, 1998 to $47.34 per share for the three months ended March 31, 1999. In addition, the Company's vesting period for the majority of shares granted under the RRPs was completed in January 1999. The amortization period for these grants was completed in fiscal 1998, resulting in a decrease in amortization expense of $1.7 million to $36,000 for the first quarter of 1999, as compared to $1.7 million during the same period in 1998.

         Occupancy, equipment and systems expense decreased $1.0 million to $14.1 million for the first quarter of 1999 compared to $15.1 million for the first quarter of 1998. Other expenses also decreased $2.1 million, from $9.8 million for the quarter ended March 31, 1998, to $7.7 million for the quarter ended March 31, 1999. Goodwill litigation expense increased $1.0 million to $1.1 million for the first quarter of 1999, from $116,000 for the first quarter of 1998. See Part II - Other Information, Item 1 - Legal Proceedings. The Company's percentage of general and administrative expense to average assets and efficiency ratios both improved to 0.95% and 33.89%, respectively, for the quarter ended March 31, 1999 as compared to 1.39% and 48.14%, respectively, for the quarter ended March 31, 1998.

INCOME TAX EXPENSE

     Income tax expense increased $14.7 million to $40.0 million for the first quarter of 1999, representing an effective tax rate of 42.8%, from $25.3 million, representing an effective tax rate of 41.2% for the comparable quarter in 1998, primarily due to the increase in income before taxes of $32.0 million.

CASH EARNINGS

     Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.22 billion at March 31, 1999 and at December 31, 1998. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, not equity as defined by generally accepted accounting principles ("GAAP").

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

     Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. Cash earnings for the first quarter of 1999 totaled $62.3 million, an increase of $14.1 million over $48.2 million cash earnings for the first quarter of 1998. Cash returns on average tangible equity and average assets for the first quarter of 1999 were 20.62% and 1.13%, respectively, compared to 15.94% and 1.14%, respectively, for the comparable 1998 period. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio and cash efficiency ratio also improved to 0.89% and 31.95%, respectively, for the three months ended March 31, 1999 as compared to 1.25% and 43.38%, respectively, for the three months ended March 31, 1998.

     Presented below are the Company's Condensed Consolidated Schedules of Cash Earnings for the three months ended March 31, 1999 and 1998.

     ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
     CONDENSED CONSOLIDATED SCHEDULES OF CASH EARNINGS
     (In Thousands, Except Per Share Data)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                   ------------------------------
                                                                       1999              1998
                                                                       ----              ----

     Net Income                                                    $  53,454          $  36,206
     Add back:
         Employee stock plans amortization expense                     2,972              5,820
         Amortization of goodwill                                      4,906              4,885
         Income tax benefit on amortization expense of
            earned portion of RRP stock                                  967              1,283
                                                                     -------            -------
         Cash Earnings                                                62,299             48,194
                                                                      ------             ------

     Preferred dividends declared                                      1,500              1,500
                                                                     -------            -------

     Cash earnings available to common shareholders                $  60,799          $  46,694
                                                                      ======             ======

     Basic earnings per common share (1)                           $    1.17          $    0.93
                                                                     =======            =======
     Diluted earnings per common share (1)                         $    1.14          $    0.89
                                                                     =======            =======



(1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Income.

ASSET QUALITY

     One of the Company's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, and in particular a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1994 through March 31, 1999. Non-performing assets and the ratio of non-performing assets to total assets both decreased from $120.4 million and 0.58%, respectively, at December 31, 1998 to $97.3 million and 0.42%, respectively, at March 31, 1999. The following table shows a comparison of delinquent loans as of March 31, 1999 and December 31, 1998.

                                                                 DELINQUENT LOANS
                                                                 ----------------
                                            AT MARCH 31, 1999                               AT DECEMBER 31, 1998
                               ----------------------------------------------    ------------------------------------------------
                                   60-89 DAYS              90 DAYS OR MORE            60-89 DAYS             90 DAYS OR MORE
                               ---------------------    --------------------     ---------------------      ---------------------
                               NUMBER     PRINCIPAL     NUMBER      PRINCIPAL    NUMBER      PRINCIPAL      NUMBER      PRINCIPAL
                                 OF       BALANCE        OF         BALANCE        OF        BALANCE         OF         BALANCE
   (Dollars in Thousands)       LOANS     OF LOANS      LOANS       OF LOANS     LOANS       OF LOANS       LOANS       OF LOANS
One-to-four family .....           67     $  3,307          657     $ 76,191           77     $  2,422          804     $ 94,078
Multi-family ...........         --           --             12        2,520            1          203           14        2,224
Commercial real estate .            6        4,551           11        4,400            2          221           23        8,776
Consumer and other loans          255        1,592          332        4,019          246        2,058          279        5,995
                             --------     --------     --------     --------     --------     --------     --------     --------

Total delinquent loans .          328     $  9,450        1,012     $ 87,130          326     $  4,904        1,120     $111,073
                             ========     ========     ========     ========     ========     ========     ========     ========

     Delinquent loans to total
           loans                             0.10%                      0.93%                     0.05%                     1.23%


     The following table sets forth information regarding non-performing assets at March 31, 1999 and December 31, 1998. In addition to the non-performing loans, the Company has approximately $9.5 million and $4.9 million of potential problem loans at March 31, 1999 and December 31, 1998, respectively. Such loans are 60-89 days delinquent as shown on page 30.

                              NON-PERFORMING ASSETS

                                                                                                    AT                      AT
                                                                                                MARCH 31,               DECEMBER 31,
                                                                                                 1999 (1)                 1998 (1)
                                                                                            -----------------      -----------------
                                                                                                      (DOLLARS IN THOUSANDS)

   Non-accrual delinquent mortgage loans (2) ...................................                 $ 79,755                  $100,302
   Non-accrual delinquent consumer
        and other loans ........................................................                    4,019                     5,995
   Mortgage loans delinquent 90 days or more (3) ...............................                    3,356                     4,776
                                                                                                 --------                  --------
        Total non-performing loans .............................................                   87,130                   111,073
                                                                                                 --------                  --------

   Real estate owned, net (4) ..................................................                    6,236                     6,071
   Investments in real estate, net (5) .........................................                    3,940                     3,266
                                                                                                 --------                  --------
   Total real estate owned and investments
      in real estate, net ......................................................                   10,176                     9,337
                                                                                                 --------                  --------

        Total non-performing assets (6) ........................................                 $ 97,306                  $120,410
                                                                                                 ========                  ========

Allowance for loan losses to non-performing loans ..............................                    86.35%                    66.99%
Allowance for loan losses to total loans .......................................                     0.80%                     0.83%

(1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $1.7 million for the three months ended March 31, 1999 and $6.8 million for the year ended December 31, 1998. Actual payments recorded to interest income totaled $599,000 for the three months ended March 31, 1999 and $1.6 million for the year ended December 31, 1998.

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

(6) Excluded from non-performing assets are $6.3 million and $6.9 million at March 31, 1999 and December 31, 1998, respectively, of restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status.

     The following table sets forth the Company's change in allowance for loan, investments in real estate and REO losses.

(Dollars in Thousands)

  Allowance for Loan Losses:
    Balance at December 31, 1998.............................................         $74,403
         Provision charged to operations.....................................           1,061
         Charge-offs:
                One-to-four family...........................................            (398)
                Multi-family.................................................             (12)
                Commercial...................................................            (257)
                Consumer and other...........................................            (658)
                                                                                      --------
         Total charge-offs...................................................          (1,325)
                                                                                       -------

         Recoveries:
                One-to-four family...........................................             641
                Multi-family.................................................             225
                Consumer and other ..........................................             229
                                                                                      -------
         Total recoveries....................................................           1,095
                                                                                       ------
         Total net charge-offs...............................................            (230)
                                                                                      --------
    Balance at March 31, 1999.............................................            $75,234
                                                                                       ======

Ratio of net charge-offs during the period to average loans outstanding during the period                 0.002%
Ratio of allowance for loan losses to total loans at end of the period                                    0.80%
Ratio of allowance for loan losses to non-performing loans at end of the period                          86.35%

  Allowance for Losses on Investments in Real Estate and REO:
         Balance at December 31, 1998.....................................           $    689
                Provision charged to operations...........................                 58
                Charge-offs...............................................               (234)
                Recoveries................................................                 68
                                                                                      -------
         Balance at March 31, 1999........................................           $    581
                                                                                       ======

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





                                                                          March 31, 1999
                                                                ------------------------------------
                                                                                       % of Loans
                                                                                      in Category to
                                                                   Amount              Total Loans
                                                                   ------              -------------
                                                                (In Thousands)

                 One-to-four family                                $42,747                  87.89%
                 Multi-family                                        3,633                   5.20
                 Commercial                                         11,006                   4.65
                 Consumer and other loans                           17,848                   2.26
                                                                    ------                 -------
                 Total allowances                                  $75,234                 100.00%
                                                                    ======                 ======

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a description of the Company's quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis."


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On February 27, 1998 a class action complaint against LIB and the members of the Board of Directors of LIB was filed in the Chancery Court of Delaware. The lawsuit is entitled Miriam Simon and Stewart Simon vs. Long Island Bancorp, Inc., et al. On March 6, 1998 a class action complaint against LIB and the members of the Board of Directors of LIB was filed in the Chancery Court of Delaware. The lawsuit is entitled Murray Zucker and Deborah Dyckman vs. Long Island Bancorp, Inc., et al. An amended complaint was filed in the action on April 6, 1998. On March 13, 1998 a class action complaint was filed in Delaware Chancery Court against LIB and the Board of Directors of LIB. This complaint is entitled Lawrence Berman vs. John J. Conefry, Jr., et al. Each of the lawsuits involved allegations concerning the Company's offer to acquire LIB.

     The three cases were consolidated under the Murray Zucker and Deborah Dyckman vs. Long Island Bancorp, Inc., et al. heading and a stipulation was entered extending the defendants' time to answer indefinitely. During the quarter ended March 31, 1999, the plaintiffs stipulated with the Defendants that the actions be dismissed without payment or compensation. Such dismissal was so ordered by the Court.

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

     On September 18, 1996, Judge Smith issued an Omnibus Case Management Order ("Case Management Order") applicable to all Winstar-related cases. The Case Management Order addresses certain timing and procedural matters with respect to the administration of the Winstar-related cases, including organization of the parties, initial discovery, initial determinations regarding liability, and the resolution of certain common issues. The Case Management Order provides that the parties will attempt to agree upon a Master Litigation Plan, which may be in phases, to govern all further proceedings, including the resolution of common issues (other than common issues covered by the Case Management Order), dispositive motions, trials, discovery schedules, protocols for depositions, document production, expert witnesses, and other matters.

     On November 1, 1996, LISB filed a motion for partial summary judgment against the government on the issues of whether LISB had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government contested such motion and cross-moved for summary judgment seeking to dismiss LISB's contract claims.

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

     The government responded in the LISB Goodwill Litigation that if the Court will not consider case specific facts, then it has no defense to LISB's motion for partial summary judgment. The government further indicated that if the Court will consider case specific facts, then it asserts among other things that there are factual issues in dispute concerning the assistance agreement regarding Centereach which render the granting of partial summary judgment inappropriate. LISB's motion for partial summary judgment remains pending before the Court. The Court has not yet ruled on the motion in the LISB Goodwill Litigation.

      The government has responded in the Astoria Goodwill Litigation that if the Court will not consider case specific facts, then it has no defense to the Association's motion for partial summary judgment. The government further indicated that if the Court will consider case specific facts, then it asserts that the relevant portion of the Assistance Agreement with Fidelity did not authorize the use of its capital credit as a permanent addition to regulatory capital. In this response, the government did not raise any issues related to the supervisory goodwill portion of the Association's motion. The Association has responded to the government's response indicating in substance that the issue raised by the government was specifically addressed and decided by the United States Supreme Court in the Winstar Cases, that the contractual language in the Fidelity's Assistance Agreement and other operative documents is factually indistinguishable from that ruled upon in the Winstar Cases, and thus, that the Association's motion for partial summary judgment should be granted. The Association's response further requests reimbursement of the Association's attorneys' fees from the government for seeking to relitigate the capital credit issue. By motion dated July 16, 1998, the government moved to stay further proceedings related to the Association's motion which has been granted through July 31, 1999. The Association's motion for partial summary judgment remains pending before the Court.

     Pursuant to the Case Management Order, the LISB Goodwill Litigation has been designated as one of the "First Thirty Cases". As a result of this designation, discovery is underway. Both sides have exchanged documents and directed interrogatories to each other which have been answered. The Company's attorneys have begun taking depositions of key former government regulators who had supervisory authority over LISB. The government has noticed depositions of a number of former LISB officers and employees which are to be taken in Spring 1999.

     It is expected that the Astoria Goodwill Litigation will be designated as one of the "Second Thirty Cases." As a result, it is expected that discovery in such case will commence on August 1, 1999.

     On April 9, 1999 and on April 16, 1999, damage decisions were rendered by the United States Court of Federal Claims in the cases of Glendale Federal Bank, FSB v. The United States, Case No. 90-772C and California Federal Bank v. United States of America, No. 92-138C, respectively. The former was rendered by Chief Judge Loren A. Smith while the latter decision was rendered by Judge Robert H. Hodges, Jr. Management believes it likely that one or both of these decisions will be appealed. Based upon its review of these decisions, the Company is unable to predict with any degree of certainty the outcome of its claims against the United States and the amount of damages that may be awarded in connection with the LISB Goodwill Litigation or the Astoria Goodwill Litigation, if any. No assurance can be given as to the results of these claims or the timing of any proceedings in relation thereto.

     During the quarter ended March 31, 1999, expenses associated with the prosecution of the LISB Goodwill Litigation and the Astoria Goodwill Litigation by the Company totaled $1.1 million. As these cases proceed through discovery, trial and possible appeals, the costs associated with them are expected to continue to accelerate.

ITEM 5.       OTHER INFORMATION

     On April 8, 1999, the Association entered into a definitive agreement with Central National Bank, a wholly-owned subsidiary of CNB Financial Corporation, to sell its five upstate New York banking offices in Otsego and Chenango counties with deposits totaling approximately $164.0 million. The transaction is expected to close in the third quarter of 1999.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              11.  Statement Regarding Computation of Per Share Earnings.

              27.  Financial Data Schedule.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed with the Securities and Exchange Commission for the quarter ended March 31, 1999.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Astoria Financial Corporation



Dated: May 12, 1999                            By: /s/Monte N. Redman
       ------------                               --------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index
                                  -------------


Exhibit No                                   Identification of Exhibit
----------                                   -------------------------

  11.                      Statement Regarding Computation of Per Share Earnings

  27.                      Financial Data Schedule