Form 10-Q
period 1999-06-30
ASTORIA FINANCIAL CORP
filed 1999-08-12
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

                              YES  /X/   NO  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock              Number of Shares Outstanding, July 30, 1999
-----------------------              -------------------------------------------
     .01 Par Value                                   54,796,398

                         PART I -- FINANCIAL INFORMATION

                                                                            Page

Item 1.            Financial Statements

          Consolidated Statements of Financial Condition at June 30,
          1999 and December 31, 1998.                                          2


          Consolidated Statements of Income for the Three Months and
          Six Months Ended June 30, 1999 and June 30, 1998.                    3

          Consolidated Statement of Stockholders' Equity for the Six
          Months Ended June 30, 1999.                                          4

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1999 and June 30, 1998.                                     5

          Notes to Consolidated Financial Statements.
                                                                               6
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                               8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.         33


                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                   33

Item 2.   Changes in Securities and Use of Proceeds                           36

Item 3.   Defaults Upon Senior Securities                                     36

Item 4.   Submission of Matters to a Vote of Security Holders                 36

Item 5.   Other Information                                                   37

Item 6.   Exhibits and Reports on Form 8-K                                    37

          (a)  Exhibits
              (11)  Statement Regarding Computation of Per Share Earnings
              (27)  Financial Data Schedule

          (b)  Reports on Form 8-K

          Signatures                                                          37

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         AT               AT
                                                                                      JUNE 30,        DECEMBER 31,
(In Thousands, Except Share Data)                                                       1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                             $     96,035      $    126,945
Federal funds sold and repurchase agreements                                             149,226           266,437
Mortgage-backed securities available-for-sale                                          9,536,624         7,553,834
Other securities available-for-sale                                                      692,393           642,610
Mortgage-backed securities held-to-maturity (estimated fair value of
  $928,789 and $1,141,145, respectively)                                                 926,303         1,136,799
Other securities held-to-maturity (estimated fair value
  of $801,925 and $982,295, respectively)                                                827,868           972,012
Federal Home Loan Bank of New York stock                                                 260,250           210,250
Loans held-for-sale                                                                       39,393           212,909

Loans receivable held-for-investment:
  Mortgage loans, net                                                                  9,549,268         8,583,355
  Consumer and other loans, net                                                          200,093           230,367
                                                                                    ------------      ------------
                                                                                       9,749,361         8,813,722
  Less allowance for loan losses                                                          75,382            74,403
                                                                                    ------------      ------------
Loans receivable held-for-investment, net                                              9,673,979         8,739,319

Mortgage servicing rights, net                                                            51,728            50,237
Accrued interest receivable                                                              116,060           102,288
Premises and equipment, net                                                              179,967           161,629
Goodwill                                                                                 233,977           245,862
Other assets                                                                             313,543           166,610
                                                                                    ------------      ------------

Total assets                                                                        $ 23,097,346      $ 20,587,741
                                                                                    ============      ============

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Savings                                                                        $  2,718,970      $  2,815,681
     Money market                                                                      1,672,239         1,484,127
     NOW                                                                                 262,474           325,726
     Certificates of deposit                                                           4,972,414         5,042,752
                                                                                    ------------      ------------
   Total deposits                                                                      9,626,097         9,668,286

   Reverse repurchase agreements                                                      10,026,800         7,291,800
   Federal Home Loan Bank of New York advances                                         1,210,116         1,210,170
   Other borrowings                                                                      488,823           520,827
   Mortgage escrow funds                                                                 140,886           116,106
   Accrued expenses and other liabilities                                                264,630           318,168
                                                                                    ------------      ------------
Total liabilities                                                                     21,757,352        19,125,357
                                                                                    ------------      ------------

Stockholders' Equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- issued and outstanding)                      --                --
     Series B (2,000,000 shares authorized, issued and outstanding)                        2,000             2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 and
     54,655,095 shares issued, respectively; and
     54,732,044 and 54,655,095 shares outstanding, respectively)                             555               547
   Additional paid-in capital                                                            793,560           767,846
   Retained earnings - substantially restricted                                          818,300           742,679
   Treasury stock (766,252 shares, at cost)                                              (36,836)               --
   Accumulated other comprehensive income:
     Net unrealized loss on securities, net of taxes                                    (203,049)          (14,566)
   Unallocated common stock held by ESOP                                                 (34,395)          (35,908)
   Unearned common stock held by RRPs                                                       (141)             (214)
                                                                                    ------------      ------------
Total stockholders' equity                                                             1,339,994         1,462,384
                                                                                    ------------      ------------

Total liabilities and stockholders' equity                                          $ 23,097,346      $ 20,587,741
                                                                                    ============      ============

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                              THREE MONTHS                 SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                      ----------------------------    ------------------------------
(In Thousands, Except Per Share Data)                                     1999            1998           1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                                     $    167,919    $    153,828    $    329,806    $    302,135
   Consumer and other loans                                                  4,794           6,180          10,071          12,404
   Mortgage-backed securities                                              170,988         101,388         329,865         201,331
   Other securities                                                         31,985          32,840          65,017          65,885
   Federal funds sold and repurchase agreements                              1,527           4,885           3,349           7,213
                                                                      ------------    ------------    ------------    ------------
Total interest income                                                      377,213         299,121         738,108         588,968
                                                                      ------------    ------------    ------------    ------------

Interest expense:
   Deposits                                                                 90,041         102,122         179,607         205,604
   Borrowed funds                                                          150,382          86,335         285,916         162,475
                                                                      ------------    ------------    ------------    ------------
Total interest expense                                                     240,423         188,457         465,523         368,079
                                                                      ------------    ------------    ------------    ------------
Net interest income                                                        136,790         110,664         272,585         220,889
Provision for loan losses                                                    1,032           1,814           2,093           3,614
                                                                      ------------    ------------    ------------    ------------
Net interest income after provision for loan losses                        135,758         108,850         270,492         217,275
                                                                      ------------    ------------    ------------    ------------

Non-interest income:
   Customer service and other loan fees                                      9,447           8,682          18,875          15,920
   Loan servicing fees                                                       4,073           1,781           9,322           3,683
   Gain on sales of securities                                                 839           6,011             714          11,121
   Gain on sales of loans                                                      773           1,196           3,046           2,208
   Loss on disposition of loan production offices                               --              --          (1,241)             --
   Other                                                                       550           3,213           1,681           5,203
                                                                      ------------    ------------    ------------    ------------
Total non-interest income                                                   15,682          20,883          32,397          38,135
                                                                      ------------    ------------    ------------    ------------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                             23,352          26,010          48,044          51,593
      Employee stock plans amortization                                      2,869           4,756           5,841          10,576
      Occupancy, equipment and systems                                      13,068          13,512          27,141          28,595
      Federal deposit insurance premiums                                     1,068           1,478           2,397           2,761
      Advertising                                                            2,623           1,558           3,853           2,855
      Other                                                                  7,401           9,870          15,082          19,698
                                                                      ------------    ------------    ------------    ------------
   Total general and administrative                                         50,381          57,184         102,358         116,078
   Real estate operations and provision for real estate losses, net           (859)         (1,290)           (860)         (1,053)
   Goodwill litigation                                                       1,798             583           2,947             699
   Amortization of goodwill                                                  4,843           4,962           9,749           9,847
                                                                      ------------    ------------    ------------    ------------
Total non-interest expense                                                  56,163          61,439         114,194         125,571
                                                                      ------------    ------------    ------------    ------------

Income before income tax expense                                            95,277          68,294         188,695         129,839
Income tax expense                                                          39,555          28,775          79,519          54,114
                                                                      ------------    ------------    ------------    ------------

Net income                                                                  55,722          39,519         109,176          75,725
Preferred dividends declared                                                (1,500)         (1,500)         (3,000)         (3,000)
                                                                      ------------    ------------    ------------    ------------

Net income available to common shareholders                           $     54,222    $     38,019    $    106,176    $     72,725
                                                                      ============    ============    ============    ============

Basic earnings per common share                                       $       1.04    $       0.75    $       2.05    $       1.44
                                                                      ============    ============    ============    ============
Diluted earnings per common share                                     $       1.02    $       0.72    $       1.99            1.38
                                                                      ============    ============    ============    ============
Dividends per common share                                            $       0.24    $       0.20    $       0.48    $       0.40
                                                                      ============    ============    ============    ============

Basic weighted average common shares                                    51,968,462      50,609,190      51,898,459      50,441,555
Diluted weighted average common and common equivalent shares            53,225,914      52,923,168      53,296,848      52,840,682


See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                                                                                                Retained
                                                                                               Additional       Earnings
                                                                Preferred       Common           Paid-In      Substantially
(In Thousands, Except Share Data)               Total             Stock          Stock           Capital        Restricted
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 $ 1,462,384      $     2,000     $       547     $   767,846      $   742,679

Net income                                       109,176               --              --              --          109,176

Other comprehensive income, net of tax:
   Net unrealized loss on securities,
    net of reclassification adjustment          (188,483)              --              --              --               --

Common stock repurchased
    (917,200 shares)                             (44,319)              --              --              --               --

Dividends on common and preferred
    stock and amortization of purchase
    premium                                      (28,657)              --              --            (652)         (28,005)

Exercise of stock options and
    related tax benefit                           22,117               --               8          20,176           (5,550)

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit           7,776               --              --           6,190               --
                                             -----------      -----------     -----------     -----------      -----------

 Balance at June 30, 1999                    $ 1,339,994      $     2,000     $       555     $   793,560      $   818,300
                                             ===========      ===========     ===========     ===========      ===========


                                                                                    Unallocated        Unearned
                                                                  Accumulated         Common            Common
                                                                     Other            Stock             Stock
                                                   Treasury      Comprehensive         Held             Held
(In Thousands, Except Share Data)                    Stock           Income          by ESOP           by RRPs
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               --      $   (14,566)     $   (35,908)     $      (214)

Net income                                                 --               --               --               --

Other comprehensive income, net of tax:
   Net unrealized loss on securities,
    net of reclassification adjustment                     --         (188,483)              --               --

Common stock repurchased
    (917,200 shares)                                  (44,319)              --               --               --

Dividends on common and preferred
    stock and amortization of purchase
    premium                                                --               --               --               --

Exercise of stock options and
    related tax benefit                                 7,483               --               --               --

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit                   --               --            1,513               73
                                                  -----------      -----------      -----------      -----------

 Balance at June 30, 1999                         $   (36,836)     $  (203,049)     $   (34,395)     $      (141)
                                                  ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ----------------------------
(IN THOUSANDS)                                                                  1999              1998
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                $   109,176      $    75,725
                                                                             -----------      -----------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net accretion of discounts, premiums and deferred loan fees                 (27,066)          (8,200)
     Provision for loan and real estate losses                                     2,085            4,705
     Depreciation and amortization                                                 7,083           16,558
     Net gain on sales of securities and loans                                    (3,760)         (13,329)
     Net gain on sales of premises and equipment                                    (490)              --
     Net loss on disposition of loan production offices                            1,241               --
     Proceeds from sales of loans held-for-sale, net of originations             127,902         (172,257)
     Amortization of goodwill                                                      9,749            9,847
     Allocated and earned shares from ESOP and RRPs                                5,841           10,576
     Increase in accrued interest receivable                                     (13,772)          (6,235)
     Capitalized mortgage servicing rights, net of amortization
          and valuation allowance                                                 (1,491)          (3,518)
     (Increase) decrease in other assets                                          (7,498)           7,178
     (Decrease) increase in accrued expenses and other liabilities               (46,630)          79,891
                                                                             -----------      -----------

          Net cash provided by operating activities                              162,370              941
                                                                             -----------      -----------

Cash flows from investing activities:
     Origination of loans held-for-investment, net of principal payments        (706,508)        (692,365)
     Loan purchases through third parties                                       (185,627)        (106,873)
     Principal payments on mortgage-backed securities held-to-maturity           211,454          134,015
     Principal payments on mortgage-backed securities available-for-sale       1,453,234          715,041
     Purchases of mortgage-backed securities held-to-maturity                         --          (72,651)
     Purchases of mortgage-backed securities available-for-sale               (3,869,950)      (1,699,662)
     Purchases of other securities held-to-maturity                                   --         (215,280)
     Purchases of other securities available-for-sale                           (158,421)        (664,883)
     Proceeds from maturities of other securities available-for-sale              51,520          421,715
     Proceeds from maturities of other securities held-to-maturity               162,457          301,373
     Purchases of FHLB stock, net                                                (50,000)         (13,700)
     Proceeds from sales of securities available-for-sale                        169,313          687,519
     Proceeds from sales of real estate owned and investments in
        real estate, net                                                           6,032            8,041
     Proceeds from disposition of loan production offices                          4,208               --
     Purchases of premises and equipment, net of proceeds from sales             (23,665)          (9,278)
                                                                             -----------      -----------

        Net cash used in investing activities                                 (2,935,953)      (1,206,988)
                                                                             -----------      -----------

Cash flows from financing activities:
     Net decrease in deposits                                                    (41,816)        (191,946)
     Net increase in reverse repurchase agreements                             2,735,000        1,557,235
     Net decrease in FHLB of New York advances                                        --         (120,000)
     Net (decrease) increase in other borrowings                                 (32,083)         108,600
     Increase in mortgage escrow funds                                            24,780           30,281
     Costs to repurchase common stock                                            (44,319)         (16,633)
     Cash dividends paid to stockholders                                         (28,657)         (20,559)
     Cash received for options exercised                                          12,557            9,479
                                                                             -----------      -----------

        Net cash provided by financing activities                              2,625,462        1,356,457
                                                                             -----------      -----------

        Net (decrease) increase in cash and cash equivalents                    (148,121)         150,410
     Adjustment to conform fiscal year of Long Island
          Bancorp, Inc. to the Company                                                --           77,323
     Cash and cash equivalents at beginning of period                            393,382          159,195
                                                                             -----------      -----------
     Cash and cash equivalents at end of period                              $   245,261      $   386,928
                                                                             ===========      ===========

     Supplemental disclosures:
       Cash paid during the period:
         Interest                                                            $   450,217      $   358,279
                                                                             ===========      ===========
         Income taxes                                                        $    65,165      $    31,027
                                                                             ===========      ===========
       Additions to real estate owned                                        $     5,812      $     8,874
                                                                             ===========      ===========
       Securitization of loans                                               $        --      $   208,073
                                                                             ===========      ===========


     See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation (the "Company") and its wholly-owned subsidiary, Astoria Federal Savings and Loan Association (the "Association") and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and December 31, 1998 and its results of operations for the three and six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and stockholders' equity for the six months ended June 30, 1999. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities of the consolidated statements of financial condition as of June 30, 1999 and December 31, 1998 and amounts of revenues and expenses for the three and six month periods ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     These consolidated financial statements should be read in conjunction with the December 31, 1998 audited consolidated financial statements, interim statements and notes thereto of the Company.

2.   EARNINGS PER SHARE ("EPS")

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

     Diluted EPS is computed by dividing net income less preferred dividends by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted-average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted-average number of unallocated shares held by the ESOP and the RRPs and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the Company's average stock price is utilized, and the Company adds to the proceeds the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

The following table is a reconciliation of basic and diluted EPS as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share":


                                                               For the Three Months Ended June 30,
                                     -----------------------------------------------------------------------------------------------
                                                          1999                                              1998
                                     -----------------------------------------------------------------------------------------------
(In Thousands,                                           Average        Per Share                          Average       Per Share
Except Share Data)                     Income            Shares          Amount           Income            Shares         Amount
------------------------------------------------------------------------------------------------------------------------------------
Net income                           $    55,722                                       $    39,519
Less: preferred stock dividends            1,500                                             1,500
                                     -----------                                       -----------
Basic EPS:
     Income available to common
       stockholders                       54,222        51,968,462       $1.04              38,019        50,609,190       $0.75
                                                                         =====                                             ======

Effect of dilutive unexercised
     stock options                                       1,257,452                                         2,313,978
                                                       -----------                                       -----------
Diluted EPS:
     Income available to common
       stockholders plus assumed
       conversions                   $    54,222        53,225,914       $1.02         $    38,019        52,923,168       $0.72
                                     ===========       ===========       =====         ===========       ===========       =====



                                                                     For the Six Months Ended June 30,
                                     -----------------------------------------------------------------------------------------------
                                                          1999                                             1998
                                     -----------------------------------------------------------------------------------------------
(In Thousands,                                           Average      Per Share                            Average       Per Share
Except Share Data)                     Income            Shares         Amount            Income           Shares          Amount
------------------------------------------------------------------------------------------------------------------------------------
Net income                           $   109,176                                        $    75,725
Less: preferred stock dividends            3,000                                              3,000
                                     -----------                                        -----------
Basic EPS:
     Income available to common
       stockholders                      106,176        51,898,459       $2.05               72,725      50,441,555         $1.44
                                                                         =====                                              =====

Effect of dilutive unexercised
     stock options                                       1,398,389                                        2,399,127
                                                       -----------                                      -----------
Diluted EPS:
     Income available to common
       stockholders plus assumed
       conversions                   $   106,176        53,296,848       $1.99          $    72,725      52,840,682         $1.38
                                     ===========       ===========       =====          ===========     ===========         =====


3.   CASH EQUIVALENTS

     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with original maturities of three months or less.

4.   COMPREHENSIVE INCOME

     The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of "comprehensive income" be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted the provisions of SFAS No. 130 during the first quarter of 1998 and, as such, was required to: (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section in the statement of financial condition.

Comprehensive (loss) income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                           1999           1998           1999           1998
                                                        ---------      ---------      ---------      ---------
Net income                                              $  55,722      $  39,519      $ 109,176      $  75,725
Net unrealized losses on securities,
   net of reclassification adjustment (a)                (131,540)        (2,765)      (188,483)        (4,588)
                                                        ---------      ---------      ---------      ---------
Comprehensive (loss) income                             $ (75,818)     $  36,754      $ (79,307)     $  71,137
                                                        =========      =========      =========      =========

a)  Disclosure of reclassification adjustment:

Net unrealized (losses) gains arising during period     $(131,063)     $     651      $(188,077)     $   1,731
Less: reclassification adjustment for net gains
   included in net income                                    (477)        (3,416)          (406)        (6,319)
                                                        ---------      ---------      ---------      ---------
Net unrealized losses on securities                     $(131,540)     $  (2,765)     $(188,483)     $  (4,588)
                                                        =========      =========      =========      =========


5.   IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and does not require restatement of prior periods. Management of the Company believes the implementation of SFAS No. 133 will not have a material impact on the Company's financial condition or results of operations.

     Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The implementation of SFAS No. 134 did not have a material impact on the Company's financial condition or results of operations.

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

     The Company's results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. The Company's net income is also affected by its provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, employee stock plans amortization, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations and provision for real estate losses, net, goodwill litigation expenses and amortization of goodwill. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

MERGERS AND ACQUISITIONS

     The Company continues to consider merger and acquisition activity as an integral part of its strategic objective for its long-term growth. Following the close of business on September 30, 1998, the Company completed the LIB Acquisition. The transaction was accounted for as a pooling-of-interests. Accordingly, the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation, were recorded by the Company. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share ("LIB Common Stock"), received 1.15 shares of the Company's common stock, par value $.01 per share ("Common Stock"), for each share of LIB Common Stock, resulting in the issuance of 27,876,636 shares of Common Stock.

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

     The Company has recorded all direct costs related to the LIB Acquisition as liabilities as of the consummation date, and the total pre-tax charge of $124.2 million has been classified as acquisition costs and restructuring charges in the Company's consolidated statement of income for the year ended December 31, 1998. Such costs relate to restructuring plans and/or exit plans formally adopted by the Company.

     The following table sets forth the activity in the Company's balances of accrued acquisition costs and restructuring charges for the six months ended June 30, 1999:

                                         ACCRUED BALANCE AT            CASH PAYMENTS             ACCRUED BALANCE
(IN THOUSANDS)                           DECEMBER 31, 1998          THROUGH JUNE 30, 1999        AT JUNE 30, 1999
                                         -----------------          ---------------------        ----------------
Employee termination costs                   $10,326                      $ 4,925                    $ 5,401 (a)
Facilities, equipment and
   systems cost                               12,428                        3,577                      8,851 (b)
Transaction fees & other costs                 8,557                        7,265                      1,292 (c)
                                             -------                      -------                    -------

Total                                        $31,311                      $15,767                    $15,544
                                             =======                      =======                    =======


(a) The remaining accrued balance primarily represents voluntary early retirement charges for pension and postretirement benefits for certain former employees of LIB. Such benefits will remain as accrued pension and postretirement benefit costs to the Company until all such benefits are paid during these former LIB employees' lifetimes.

(b) The remaining accrued balance primarily represents the present value of net operating costs for the Company's former mortgage headquarters.

(c) The remaining accrued balance primarily represents accrued legal fees which the Company will incur to restructure the various employee benefit plans of LIB and the subsidiaries of LISB.


1999 Cost Savings Initiatives

     As part of the Company's strategy of improving operating efficiency and achieving cost savings targets following the LIB Acquisition, the Company has entered into or has the intent to enter into various transactions in 1999. Such transactions include, but are not limited to, the disposition of various loan production offices, banking offices and the former headquarters of LIB. In order to refocus its mortgage loan origination efforts toward portfolio growth rather than sale in the secondary market, the Company decided to close or otherwise dispose of certain retail loan production offices ("LPOs"). Certain of these transactions occurred during the first quarter of 1999 and included the sale of two LPOs, the closing of two LPOs and the sub-leasing of one LPO. As a result of the transactions involving these five LPOs, the Company incurred a $1.2 million charge during the first quarter of 1999.

     In the second quarter of 1999, the Association entered into a definitive agreement with CNB Financial Corporation, parent company of Central National Bank, headquartered in Canajoharie, New York, to sell the Association's five upstate New York banking offices in Otsego and Chenango counties with deposits totaling $158.6 million at June 30, 1999. The transaction is expected to close in the third quarter of 1999. Additionally, the Company has entered into a contract to sell the former headquarters of LIB which is expected to close in the third quarter of 1999.

YEAR 2000 PROJECT

     The "Year 2000 Problem" centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly and adversely affected by the Year 2000 Problem due to the nature of financial information. In addition, software, hardware, and equipment outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g. including, but not limited to, third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest calculations, payment amounts or due dates and other operating functions, may generate results which could be significantly misstated, and the Company could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. If not adequately addressed, the Year 2000 Problem could result in a material adverse impact on the Company's products, services and competitive condition and therefore, its results of operations and could be deemed to imperil the safety and soundness of the Association. There has been limited litigation filed against corporations regarding the Year 2000 Problem and their compliance efforts. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should the Company experience a Year 2000 failure, exposure of the Company could be significant and material.

     On July 20, 1999, the federal government enacted the Year 2000
Readiness and Responsibility Act, P.L. 106-37. Among the goals of the legislation are: (i) to establish uniform legal standards that give businesses and users of technology products reasonable incentives to solve the Year 2000 problems before they develop, (ii) to encourage remediation and testing efforts, (iii) to promote alternative dispute resolution, and (iv) to discourage insubstantial lawsuits while preserving remedies of plaintiffs who suffer genuine injury. The impact of the legislation is currently under analysis by the Company. No assurance can be given at this time that the legislation will have the effect of limiting any potential liability of the Company.

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

     The Company has developed and is implementing a Year 2000 Project Plan (the "Plan") to address the Year 2000 Problem and its effects on the Company. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. The Company has completed, in all material respects, all five phases of the Plan. During the assessment and renovation phases of the Plan, the Company inventoried all material information systems and reviewed them for Year 2000 readiness. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as embedded or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. The Company then renovated or replaced the systems that may have posed a Year 2000-related problem. Following renovation, the functionality of the new systems were validated and implemented.

     The Company completed testing of its mission critical and customer systems prior to September 30, 1998. The Company had substantially completed testing of core mission critical internal systems as of December 31, 1998 and also has substantially completed tests of the renovations made of both internally and externally supplied systems, as of June 30, 1999. Where practical, the Company has scheduled end-to-end Year 2000 tests as well as participated in proxy testing with its business partners, allowing the Company additional opportunities to test readiness of internal and external systems.

     As part of the Plan, the Company had formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem and has been following the progress of those vendors in becoming Year 2000 compliant. The Company presently believes that with modifications to existing software and conversions to new software and hardware where necessary, the Year 2000 Problem will be mitigated with little or no impact on the operations of the Company. The Company's mission critical hardware and software systems have been renovated, tested and implemented within the OTS's suggested time frame.

     Despite its best efforts to ensure Year 2000 compliance, it is possible that one or more of the Company's internal or external systems may fail to operate. Although the Company is Year 2000 ready, the potential that circumstances beyond the Company's control may result in an interruption of normal business operations cannot be determined with complete certainty. As a result, the Company has formulated contingency plans for its mission critical systems where deemed feasible by management. These systems include retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, accounting operations and payroll processing. The Company has developed manual processes to ameliorate situations that may result from a loss of telecommunications, power, and/or isolated business systems. The Company expects to maintain the ability to conduct essential business transactions whenever possible, regardless of the loss of automated systems. All business units have also been involved in the review and, where necessary, amendment of the existing recovery plans in addition to developing Year 2000 contingency plans, to address the possible failure of one or more mission critical systems.

     The Company has reviewed its customer base to determine whether they pose significant Year 2000 risks. The Company's customer base consists primarily of individual depositors and residential mortgage loan borrowers who utilize the Company's services for personal, household or consumer uses. These types of customers, individually and in the aggregate, are not likely to pose significant direct Year 2000 risks to the Company. Significant risks could occur if customers' employers or other third parties suffer significant disruptions caused by the Year 2000 Problem.

     Monitoring and managing the Year 2000 Project has resulted in direct and indirect costs to the Company. Direct costs include charges by third party software vendors for product enhancements, costs involved in testing for Year 2000 compliance, and costs for developing and implementing contingency plans for critical systems which may fail. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing, developing and implementing any necessary contingency plans. The direct and indirect costs of addressing the Year 2000 Problem continue to be charged to earnings as incurred, but have not been material to date. The Company does not believe that such costs will have a material effect on the results of operations, although there can be no assurance that such costs may not become material in the future. It is currently estimated that total Year 2000 compliance efforts will cost, excluding reallocation of internal resources, approximately $2,000,000. The Company has incurred $1,500,000 to date, which includes $750,000 expensed by LISB prior to the LIB Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of funds is cash provided by investing activities, which includes principal and interest payments on loans, mortgage-backed securities and other securities. During the six months ended June 30, 1999 and 1998, principal payments on loans, mortgage-backed securities and proceeds from maturities of other securities totaled $3.16 billion and $2.66 billion, respectively. During the six months ended June 30, 1999, the Company received $175.3 million of funds from the sale of securities available-for-sale and real estate versus $695.6 million from sales during the six months ended June 30, 1998. The Company's other sources of funds are provided by operating and financing activities. Net cash provided from operating activities during the six months ended June 30, 1999 and 1998 totaled $162.4 million and $941,000, respectively. The net increase in borrowings during the six months ended June 30, 1999 totaled $2.70 billion reflecting the Company's funding of its asset growth discussed below. The net decrease in deposits totaled $41.8 million during the six months ended June 30, 1999. During the six months ended June 30, 1998, the net increase in borrowings totaled $1.55 billion and the net decrease in deposits totaled $191.9 million.

     The Company's primary uses of funds in its investing activities are for the purchase and origination of mortgage loans and the purchase of mortgage-backed and other securities. During the six months ended June 30, 1999, the Company's gross originations and purchases of mortgage loans totaled $2.36 billion, compared to $2.62 billion during the six months ended June 30, 1998. The Company's purchases of mortgage-backed and other securities during the six months ended June 30, 1999 and 1998 totaled $4.03 billion and $2.65 billion, respectively.

     Stockholders' equity totaled $1.34 billion at June 30, 1999 and $1.46 billion at December 31, 1998. Decreases to stockholders' equity included a $188.5 million increase in the unrealized loss on securities, net of taxes, primarily due to increases in interest rates during the first half of 1999, which adversely affected the market values of the Company's available-for-sale securities. Additional decreases in stockholders' equity were a result of repurchases of Common Stock of $44.3 million and dividends declared of $28.7 million. These decreases were partially offset by $109.2 million of net income, the effect of options exercised and related tax benefit of $22.1 million and the amortization for the allocated portion of shares held by the ESOP and the related tax benefit on the earned portion of the shares held by the RRPs of $7.8 million.

     The Association is required by the OTS to maintain a minimum liquidity ratio, calculated as an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. The Association's liquidity ratios were 9.95% and 11.29% at June 30, 1999 and December 31, 1998, respectively.

The levels of the Association's liquid assets are dependent on the Association's operating, investing and financing activities during any given period.

     On April 21, 1999, the Board of Directors of the Company approved the Company's sixth stock repurchase plan authorizing the purchase, at the discretion of management, of up to 10% of its Common Stock then outstanding or 5,528,000 shares, over a two year period, in open-market or privately negotiated transactions. Under this plan, 917,200 shares of Common Stock have been repurchased during the second quarter of 1999 at an aggregate cost of $44.3 million.

     On June 1, 1999, the Company paid a quarterly cash dividend equal to $0.24 per share on Common Stock outstanding as of the close of business on May 14, 1999, totaling $12.8 million. On July 21, 1999, the Company declared a quarterly cash dividend of $0.24 per share of Common Stock payable on September 1, 1999 to stockholders of record as of the close of business on August 13, 1999. Beginning October 15, 1997, the Company has paid quarterly cash dividends equal to $0.75 per share on shares of its Series B Preferred Stock, aggregating $1.5 million per quarter.

     At June 30, 1999, the Association's total capital exceeded all of its regulatory capital requirements with tangible, leverage, and risk-based capital ratios of 5.27%, 5.27%, and 14.01%, respectively. The respective minimum regulatory requirements were 1.50%, 4.00%, and 8.00%.

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

     The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period, either by contractual terms or based upon certain assumptions made by management, including, but not limited to, estimated prepayments. The interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yields of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income, whereas an institution with a negative gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a positive gap would tend to result in a decrease in net interest income while a negative gap would tend to increase net interest income.

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

     Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis. Purchases of fixed-rate mortgage-backed securities are concentrated on those securities with short- and medium-term average lives. Originations of thirty-year fixed rate mortgages and, more recently, fifteen-year fixed rate mortgages are originated and sold in the secondary market, while those with shorter durations, primarily adjustable-rate mortgages are held-for-investment.

     At June 30, 1999, the Company's net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $251.6 million, representing a positive cumulative one-year gap of 1.09% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.07 billion, representing a positive cumulative one-year gap of 5.18% of total assets at December 31, 1998. The Company's June 30, 1999 and December 31, 1998 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at June 30, 1999 were classified within the one-year maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $7.59 billion, representing a positive cumulative one-year gap of 32.86% of total assets. Using this method at December 31, 1998, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.46 billion, representing a positive cumulative one-year gap of 31.39% of total assets. The available-for-sale securities may or may not be sold, subject to management's discretion.

     The following table (the "Gap Table") sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, that are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in this table are $1.32 billion of callable other securities at their amortized cost, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $1.04 billion are callable within one year and at various times thereafter. Also included in this table are $11.18 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than three years to five years category and the more than five years category. Of such borrowings, $3.63 billion are callable within one year and at various times thereafter.

                                                                            At June 30, 1999
                                           -----------------------------------------------------------------------------------
                                                             More than         More than
                                                             One Year         Three Years
                                            One Year            to                to            More than
(Dollars in Thousands)                       or Less        Three Years        Five Years       Five Years           Total
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                      $ 2,392,999      $ 2,459,029       $ 2,208,272       $ 2,415,436       $ 9,475,736
   Consumer and other loans (1)                156,342           40,424                --                --           196,766
   Federal funds sold and
     repurchase agreements                     149,226               --                --                --           149,226
   Mortgage-backed and other
     securities available-for-sale (2)       2,890,977        2,159,270         1,879,974         3,298,796        10,229,017
   Mortgage-backed and other
     securities held-to-maturity (2)           419,438          267,917           147,686         1,181,335         2,016,376
                                           -----------      -----------       -----------       -----------       -----------
Total interest-earning assets                6,008,982        4,926,640         4,235,932         6,895,567        22,067,121
Add:
   Net unamortized purchase
     premiums and deferred fees (3)             11,776           12,442            11,374            12,575            48,167
                                           -----------      -----------       -----------       -----------       -----------
Net interest-earning assets                  6,020,758        4,939,082         4,247,306         6,908,142        22,115,288
                                           -----------      -----------       -----------       -----------       -----------

Interest-bearing liabilities:
   Savings                                     271,896          543,792           543,792         1,359,490         2,718,970
   NOW                                          14,148           28,296            28,296            70,724           141,464
   Money market                                902,540           29,736            29,736            89,164         1,051,176
   Money manager                                36,648           73,296            73,296           183,243           366,483
   Certificates of deposit                   3,487,888        1,255,138           224,542             4,846         4,972,414
   Borrowed funds (2)                        1,056,076        1,399,663         6,090,000         3,180,000        11,725,739
                                           -----------      -----------       -----------       -----------       -----------
Total interest-bearing liabilities           5,769,196        3,329,921         6,989,662         4,887,467        20,976,246
                                           -----------      -----------       -----------       -----------       -----------
Interest sensitivity gap                   $   251,562      $ 1,609,161       $(2,742,356)      $ 2,020,675       $ 1,139,042
                                           -----------      -----------       -----------       -----------       -----------
Cumulative interest sensitivity gap        $   251,562      $ 1,860,723       $  (881,633)      $ 1,139,042
                                           ===========      ===========       ===========       ===========
Cumulative interest sensitivity gap
   as a percentage of total assets                1.09%            8.06%            (3.82)%            4.93%
Cumulative net interest-earning assets
   as a percentage of interest-bearing
        liabilities                             104.36%          120.45%            94.52%           105.43%


(1) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(2) Includes $1.04 billion of other securities and $3.63 billion of borrowings, callable within one year and at various times thereafter, which are each classified according to their contractual maturity dates (primarily in the more than five years category for other securities and the more than three years to five years and the more than five years categories for borrowings).

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

     The following represents the Company's NPV table as of June 30, 1999.


                    Net Portfolio Value ("NPV")    Portfolio Value of Assets
 Rates in        ------------------------------    --------------------------
Basis Points     Dollar      Dollar      Percentage    NPV         Sensitivity
(Rate Shock)     Amount      Change        Change     Ratio          Change
------------     ------      ------      ----------   -----        -----------
                     (Dollars in Thousands)
   +200       $1,240,460   $(873,532)      (41.32)%    5.80%         (3.46)%
   +100        1,732,725    (381,267)      (18.04)     7.83          (1.43)
    -0-        2,113,992           -            -      9.26              -
   -100        2,355,522     241,530        11.43     10.06           0.80
   -200        2,100,731     (13,261)       (0.63)     8.87          (0.39)

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

     The Company, from time to time, in an attempt to further reduce volatility in its earnings caused by changes in interest rates will enter into financial derivative agreements with third parties. At June 30, 1999, the Company had $60.0 million of interest rate floor agreements and $450.0 million of interest rate swap agreements outstanding based on their notional amount. Additionally, the Company is not subject to foreign currency exchange or commodity price risk and does not own any trading assets.

LOAN PORTFOLIO

     The following table sets forth the composition of the Company's loan portfolio at June 30, 1999 and December 31, 1998.

                                                 At June 30, 1999                  At December 31, 1998
                                         ------------------------------       ------------------------------
                                                             Percent                              Percent
                                                               of                                   of
(Dollars in Thousands)                     Amount             Total              Amount            Total
------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS GROSS (1):

    One-to-four family .............     $ 8,607,371              88.39%      $ 7,857,964             87.37%
    Multi-family ...................         511,334               5.25           452,854              5.03
    Commercial real estate .........         420,864               4.32           453,973              5.05
                                         -----------      -------------       -----------     -------------

      Total mortgage loans .........       9,539,569              97.96         8,764,791             97.45
                                         -----------      -------------       -----------     -------------

CONSUMER AND OTHER LOANS:

    Home equity ....................         120,885               1.24           142,437              1.58
    Passbook .......................           6,742               0.07             6,653              0.07
    Other ..........................          71,435               0.73            80,287              0.90
                                         -----------      -------------       -----------     -------------

Total consumer and other loans .....         199,062               2.04           229,377              2.55
                                         -----------      -------------       -----------     -------------

TOTAL LOANS ........................       9,738,631             100.00%        8,994,168            100.00%
                                         -----------      =============       -----------     =============

LESS:

    Unearned discounts, premiums and
        deferred loan fees, net ....          50,123                               32,463
    Allowance for loan losses ......         (75,382)                             (74,403)
                                         -----------                          -----------

TOTAL LOANS, NET ...................     $ 9,713,372                          $ 8,952,228
                                         ===========                          ===========


1. These amounts include $39.4 million and $212.9 million of mortgage loans held-for-sale at June 30, 1999 and December 31, 1998, respectively.

SECURITIES PORTFOLIO

    The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at June 30, 1999 and December 31, 1998.

                                                                At June 30, 1999
                                          ------------------------------------------------------------
                                                            Gross            Gross          Estimated
                                          Amortized       Unrealized      Unrealized           Fair
(In Thousands)                               Cost            Gains           Losses            Value
------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
      GNMA pass-through certificates      $   142,028     $       689     $      (647)     $   142,070
      FHLMC pass-through certificates         264,147             410          (2,000)         262,557
      FNMA pass-through certificates          501,842           3,911          (2,298)         503,455
      REMICs and CMOs:
         Agency issuance                    7,205,492           1,769        (267,343)       6,939,918
         Non agency issuance                1,742,118           1,534         (55,028)       1,688,624
                                          -----------     -----------     -----------      -----------
   Total mortgage-backed securities         9,855,627           8,313        (327,316)       9,536,624
                                          -----------     -----------     -----------      -----------

  Other securities:
      Obligations of the U.S.
         Government and agencies              548,972             218         (35,845)         513,345
      Corporate debt securities                51,622               3          (3,251)          48,374
      FNMA and FHLMC preferred stock          127,515             737              --          128,252
      Equity and other securities               2,434              36             (48)           2,422
                                          -----------     -----------     -----------      -----------
   Total other securities                     730,543             994         (39,144)         692,393
                                          -----------     -----------     -----------      -----------

Total Available-for-Sale                  $10,586,170     $     9,307     $  (366,460)     $10,229,017
                                          ===========     ===========     ===========      ===========

HELD-TO-MATURITY:
   Mortgage-backed securities:
      GNMA pass-through certificates      $     5,088     $       291     $        --      $     5,379
      FHLMC pass-through certificates          51,920           1,700             (11)          53,609
      FNMA pass-through certificates           14,230              36            (299)          13,967
      REMICs and CMOs:
         Agency issuance                      667,817           4,812          (2,101)         670,528
         Non agency issuance                  187,248             350          (2,292)         185,306
                                          -----------     -----------     -----------      -----------
   Total mortgage-backed securities           926,303           7,189          (4,703)         928,789
                                          -----------     -----------     -----------      -----------

   Other securities:
      Obligations of the U.S.
        Government and agencies               781,434             178         (26,097)         755,515
      Obligations of states and
         political subdivisions                46,434              --             (24)          46,410
                                          -----------     -----------     -----------      -----------
  Total other securities                      827,868             178         (26,121)         801,925
                                          -----------     -----------     -----------      -----------

Total Held-to-Maturity                    $ 1,754,171     $     7,367     $   (30,824)     $ 1,730,714
                                          ===========     ===========     ===========      ===========

                                                             At December 31, 1998
                                           --------------------------------------------------------
                                                            Gross           Gross         Estimated
                                           Amortized      Unrealized     Unrealized         Fair
(In Thousands)                                Cost          Gains          Losses           Value
---------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates      $  163,731     $    2,795     $      (10)     $  166,516
       FHLMC pass-through certificates        342,311          2,079         (1,668)        342,722
       FNMA pass-through certificates         608,842          8,513         (1,561)        615,794
       REMICs and CMOs:
           Agency issuance                  4,961,157          1,363        (42,020)      4,920,500
           Non agency issuance              1,509,402          3,689         (4,789)      1,508,302
                                           ----------     ----------     ----------      ----------
   Total mortgage-backed securities         7,585,443         18,439        (50,048)      7,553,834
                                           ----------     ----------     ----------      ----------

   Other securities:
       Obligations of the U.S.
          Government and agencies             462,302          4,910            (13)        467,199
       Corporate debt securities               21,048             --           (322)         20,726
       FNMA and FHLMC preferred stock         127,515          1,325             --         128,840
       Equity and other securities             25,904             41           (100)         25,845
                                           ----------     ----------     ----------      ----------
   Total other securities                     636,769          6,276           (435)        642,610
                                           ----------     ----------     ----------      ----------

Total Available-for-Sale                   $8,222,212     $   24,715     $  (50,483)     $8,196,444
                                           ==========     ==========     ==========      ==========

HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates      $   53,455     $    2,122     $       --      $   55,577
       FHLMC pass-through certificates         14,738            493             (4)         15,227
       FNMA pass-through certificates          15,954            135             --          16,089
       REMICs and CMOs:
           Agency issuance                    785,314          3,427         (1,138)        787,603
           Non agency issuance                267,338          1,404         (2,093)        266,649
                                           ----------     ----------     ----------      ----------
   Total mortgage-backed securities         1,136,799          7,581         (3,235)      1,141,145
                                           ----------     ----------     ----------      ----------

   Other securities:
       Obligations of the U.S.
         Government and agencies              925,074         10,412           (128)        935,358
       Obligations of states and
         political subdivisions                46,938             --             (1)         46,937
                                           ----------     ----------     ----------      ----------
   Total other securities                     972,012         10,412           (129)        982,295
                                           ----------     ----------     ----------      ----------

Total Held-to-Maturity                     $2,108,811     $   17,993     $   (3,364)     $2,123,440
                                           ==========     ==========     ==========      ==========

COMPARISON OF FINANCIAL CONDITION AS OF
JUNE 30, 1999 AND DECEMBER 31, 1998
AND OPERATING RESULTS FOR THE QUARTERS AND SIX MONTHS ENDED
JUNE 30, 1999 AND 1998



FINANCIAL CONDITION

     Total assets increased $2.51 billion, to $23.10 billion at June 30, 1999, from $20.59 billion at December 31, 1998. This increase was primarily due to the Company's objective of effectively deploying capital through asset growth, which resulted in increases in the mortgage loan and mortgage-backed securities portfolios, primarily during the first quarter of 1999. Mortgage loans held-for-investment, net, increased $965.9 million, from $8.58 billion at December 31, 1998 to $9.55 billion at June 30, 1999. Gross mortgage loans originated and purchased during the six months ended June 30, 1999 totaled $2.36 billion, of which $2.18 billion were originations and $184.1 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $2.50 billion of originations and $122.3 million of purchases for a total of $2.62 billion during the six months ended June 30, 1998. The decrease in the mortgage loan originations was partially offset by a slowdown in loan prepayments, as well as a decrease in loans held-for-sale. Mortgage-backed securities increased $1.77 billion to $10.46 billion at June 30, 1999, from $8.69 billion at December 31, 1998. This increase was primarily the result of significant purchases during the six months ended June 30, 1999, primarily agency-issued REMICs and CMOs, of $3.87 billion, offset by principal payments of $1.66 billion. Other assets increased $146.9 million from $166.6 million at December 31, 1998 to $313.5 million at June 30, 1999, primarily due to the increase in the deferred tax asset due to the increase in the unrealized loss on securities available-for-sale.

     The growth in the loan and mortgage-backed securities portfolios was funded primarily through additional medium-term borrowings, which is consistent with the Company's strategy of complementing its growth through acquisitions by leveraging the Company's excess capital. Reverse repurchase agreements increased $2.74 billion, to $10.03 billion at June 30, 1999, from $7.29 billion at December 31, 1998. Federal Home Loan Bank of New York advances remained constant at $1.21 billion. Deposits decreased from $9.67 billion at December 31, 1998 to $9.63 billion at June 30, 1999, as competition with equity markets, coupled with a low interest rate environment, created minimal opportunities for deposit growth.

     Stockholders' equity totaled $1.34 billion at June 30, 1999 and $1.46 billion at December 31, 1998. Decreases to stockholders' equity included a $188.5 million increase in the unrealized loss on securities, net of taxes, primarily due to increases in interest rates during the first half of 1999, which adversely affected the market values of the Company's available-for-sale securities. Additional decreases in stockholders' equity were a result of repurchases of Common Stock of $44.3 million and dividends declared of $28.7 million. These decreases were partially offset by $109.2 million of net income, the effect of options exercised and related tax benefit of $22.1 million and the amortization for the allocated portion of shares held by the ESOP and the related tax benefit on the earned portion of the shares held by the RRPs of $7.8 million.

     Management of the Company believes it has been successful in achieving its strategy of growth through deployment of its excess capital. As such, the Company has de-emphasized further growth through purchases of mortgage-backed securities during the 1999 second quarter. In order to maintain its current capital ratio levels, currently at "well-capitalized" amounts, the Company expects to continue to emphasize the origination of one-to-four family mortgage loans in an effort to utilize funds from anticipated mortgage loan and mortgage-backed security repayments. In addition, the Company has begun to sell, in the secondary market, its 15-year fixed-rate mortgage loan production, but will continue to retain, in its portfolio, its adjustable-rate mortgage loan production. By doing so, the Company intends to shift its asset mix towards adjustable rate mortgage loans, which will be favorable in the current rising interest rate environment.

RESULTS OF OPERATIONS

GENERAL

     Net income increased $16.2 million, or 41.0%, to $55.7 million, or diluted earnings per common share of $1.02 for the second quarter of 1999, from $39.5 million, or diluted earnings per common share of $0.72, for the comparable period in 1998. The return on average assets increased to 0.97% for the second quarter of 1999, from 0.89% for the second quarter of 1998. The return on average equity and the return on average tangible equity increased to 15.74% and 18.90%, respectively, for the second quarter of 1999, from 10.53% and 12.75%, respectively, for the second quarter of 1998.

     For the six months ended June 30, 1999, net income increased $33.5 million, or 44.2%, to $109.2 million, or diluted earnings per common share of $1.99, from $75.7 million, or diluted earnings per common share of $1.38 for the six months ended June 30, 1998. The return on average assets for the six months ended June 30, 1999 and 1998 was 0.97% and 0.87%, respectively. The return on average equity and the return on average tangible equity also increased to 15.27% and 18.35%, respectively, for the six months ended June 30, 1999, as compared to 10.19% and 12.36%, respectively, for the same period in 1998.

INTEREST INCOME

     Interest income for the three months ended June 30, 1999 increased $78.1 million, or 26.1%, to $377.2 million, from $299.1 million for the three months ended June 30, 1998. This increase was the result of a $5.36 billion increase in average interest-earning assets to $22.28 billion for the three months ended June 30, 1999, from $16.92 billion for the comparable period in 1998. This increase was partially offset by a decrease in the average yield of interest-earning assets to 6.77% for the second quarter of 1999, from 7.07% for the second quarter of 1998. The increase in average interest-earning assets, for both the three and six month periods, was primarily due to increases in mortgage loans and mortgage-backed securities.

     Interest income on mortgage loans increased $14.1 million to $167.9 million for the second quarter of 1999, from $153.8 million for the second quarter of 1998, which was the result of an increase in the average balance of $1.10 billion, partially offset by a decrease in the average yield on mortgage loans to 7.15% for the second quarter of 1999, from 7.42% for the second quarter of 1998. The increase in the average balance of mortgage loans reflects the Company's continued emphasis on originations of primarily one-to-four family residential mortgage loans. The decrease in the average yield was due to the significant decline in market interest rates from the same period a year ago, coupled with the accelerated prepayments and refinancing activity during 1998, which have continued during the first quarter of 1999. Although rising interest rates during the first half of 1999 have caused a deceleration of this prepayment and refinancing activity, the overall levels of interest rates did not surpass prior year levels until June of 1999. As such, the impact of these rising rates will not be reflected in the overall average yield on the Company's mortgage loan portfolio until the second half of 1999. Interest income on consumer and other loans decreased $1.4 million resulting from a decrease in the average balance of $61.6 million, partially offset by an increase in the yield to 9.33% for the second quarter of 1999, from 9.25% for the second quarter of 1998.

     Interest income on mortgage-backed securities increased $69.6 million to $171.0 million for the second quarter of 1999, from $101.4 million for the second quarter of 1998, reflecting the Company's strategy of effectively deploying its capital through asset growth. This increase was the result of a $4.57 billion increase in the average balance of this portfolio, partially offset by a decrease in the average yield to 6.38% for the second quarter of 1999, from 6.58% for the second quarter of 1998. The decrease in the average yield of the Company's mortgage-backed securities portfolio is reflective of the changes in the interest rate environment discussed above. Interest income on other securities decreased $855,000 to $32.0 million for the quarter ended June 30, 1999, from $32.8 million for the quarter ended June 30, 1998. This was the result of a decrease in the average balance of this portfolio of $44.5 million, coupled with a decrease in the average yield to 7.01% for the second quarter of 1999, from 7.03% for the second quarter of 1998. Interest income on federal funds sold and repurchase agreements decreased $3.4 million as a result of a decrease in the average balance of $203.1 million and a decrease in the average yield to 4.81% for the second quarter of 1999, from 5.92% for the comparable 1998 period.

     For the six months ended June 30,1999, interest income increased $149.1 million, or 25.3%, to $738.1 million, from $589.0 million for the six months ended June 30,1998. This increase was the result of a $5.14 billion increase in average interest-earning assets to $21.69 billion for the six months ended June 30, 1999, from $16.55 billion for the comparable period in 1998. This increase was partially offset by a decrease in the average yield on interest-earning assets to 6.81% for the six months ended June 30,1999, from 7.12% for the six months ended June 30, 1998.

     Interest income on mortgage loans increased $27.7 million to $329.8 million for the six months ended June 30, 1999, from $302.1 million for the six months ended June 30, 1998, which was the result of an increase in the average balance of $1.09 billion, partially offset by a decrease in the average yield on mortgage loans to 7.17% for the six months ended June 30, 1999, from 7.45% for the comparable period in 1998. Interest income on other loans decreased $2.3 million resulting from a decrease in the average balance of $51.7 million, partially offset by an increase in the average yield to 9.40% for the six months ended June 30, 1999, from 9.33% for the six months ended June 30, 1998.

     Interest income on mortgage-backed securities increased $128.6 million to $329.9 million for the six months ended June 30, 1999, from $201.3 million for the six months ended June 30, 1998. This increase was the result of a $4.23 billion increase in the average balance of the portfolio, partially offset by a decrease in the average yield to 6.42% for the six months ended June 30, 1999, from 6.65% for the six months ended June 30, 1998. Interest income on other securities decreased $868,000 to $65.0 million for the six months ended June 30, 1999, from $65.9 million for the six months ended June 30, 1998, resulting from a decrease in the average balance of $12.9 million and a decrease in the average yield to 7.00% for the first six months of 1999, from 7.05% for the comparable period in 1998. Interest income on federal funds sold and repurchase agreements decreased $3.9 million as a result of a decrease in the average balance of $114.3 million and a decrease in the average yield to 4.77% for the six months ended June 30, 1999, from 5.67% for the six months ended June 30, 1998.

     The changes in the average balances and average yields on interest-earning assets for the six months ended June 30, 1999 were consistent with the changes for the three months ended June 30, 1999.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 1999 increased $51.9 million, to $240.4 million, from $188.5 million for the three months ended June 30, 1998. This increase was attributable to an increase in the average balance of interest-bearing liabilities of $5.36 billion, to $20.85 billion for the quarter ended June 30, 1999, from $15.49 billion for the quarter ended June 30, 1998, partially offset by a decrease in the average cost of such liabilities to 4.61% for the second quarter of 1999 from 4.87% for the second quarter of 1998. The increase in average interest-bearing liabilities was primarily attributable to an increase in the average balance of borrowings of $5.59 billion, discussed below. The decline in the overall average costs of the Company's interest-bearing liabilities reflects the lower interest rate environment that has prevailed in the first half of 1999 versus the comparable 1998 period.

     Interest expense on borrowed funds increased $64.1 million, to $150.4 million for the three months ended June 30, 1999, from $86.3 million for the three months ended June 30, 1998. This increase was attributable to an increase in the average balance of borrowings of $5.59 billion, partially offset by a decrease in the average cost of borrowings to 5.18% for the second quarter of 1999, from 5.74% for the second quarter of 1998. The significant growth experienced by the Company during the second half of 1998 and first quarter of 1999 was funded primarily through medium-term borrowings, which have been a cost effective source of funding, for incremental growth during the low interest rate environment as they provide low fixed costs and more predictable funding amounts.

     Interest expense on deposits decreased $12.1 million to $90.0 million for the three months ended June 30, 1999, from $102.1 million for the three months ended June 30, 1998, reflecting a decrease in the average cost of interest-bearing deposits to 3.90% for the second quarter of 1999 from 4.31% for the same period in 1998 coupled with a decrease in the average balance of total interest-bearing deposits of $227.0 million. Interest expense on savings accounts decreased $5.4 million as a result of a decrease in the average cost to 2.01% for the second quarter of 1999, from 2.61% for the same period in 1998 and a decrease in the average balance of $195.4 million. The decrease in average cost is a result of the Company lowering the rates paid on savings accounts during the fourth quarter of 1998. Interest expense on certificates of deposit decreased $9.0 million from the combined effect of a decrease in the average balance of $374.1 million and a decrease in the average cost to 5.16% for the second quarter of 1999, from 5.48% for the second quarter of 1998, primarily due to the lower interest rate environment. The decrease in the average balance of deposits reflects the prevailing low interest rate environment and the increasing competition with equity markets.

     Interest expense on money market accounts increased $2.8 million to $10.7 million for the second quarter of 1999, from $7.9 million for the second quarter of 1998, as a result of an increase in the average balance of $308.1 million, offset by a decrease in the average cost to 4.23% for the second quarter of 1999, from 4.51% for the same period in 1998. Interest paid on money market accounts is on a tiered basis with 84.9% of the balance in the highest tier. The yield on the top tier is committed to be at least equal to the discount rate for the three-month U.S. Treasury bill. As previously mentioned, despite the recent increase in rates during the first half of 1999, the actual levels of interest rates did not surpass those of the prior year until June of 1999. More importantly, the three month U.S. Treasury bill rate has remained below its prior year levels during the period. Interest expense on NOW and money manager accounts decreased $440,000 which was attributable to the Company lowering the rates paid on these accounts during the third quarter of 1998.

     Interest expense for the six months ended June 30,1999 increased $97.4 million, to $465.5 million, from $368.1 million for the six months ended June 30,1998. This increase was the result of a $5.13 billion increase in average interest-bearing liabilities to $20.29 billion for the six months ended June 30,1999, from $15.16 billion for the comparable period in 1998, partially offset by a decrease in the average cost of these liabilities to 4.59% for the six months ended June 30,1999, from 4.86 % for the six months ended June 30, 1998.

     Interest expense on borrowed funds for the six months ended June 30, 1999 increased $123.4 million, to $285.9 million, from $162.5 million for the six months ended June 30, 1998, resulting from an increase in the average balance of borrowings of $5.43 billion, partially offset by a decrease in the average cost of borrowings to 5.17% for the six months ended June 30, 1999, from 5.77% for the comparable 1998 period.

     Interest expense on deposits decreased $26.0 million, to $179.6 million for the six months ended June 30,1999, from $205.6 million for the six months ended June 30,1998, reflecting a decrease in the average balance of total interest-bearing deposits of $295.9 million, coupled with a decrease in the average cost of interest bearing-deposits to 3.89% for the six months ended June 30, 1999, from 4.32% for the same period in 1998. Interest expense on savings accounts decreased $10.8 million which was attributable to a decrease in the average balance of $177.7 million and a decrease in the average cost to 1.99% for the six months ended June 30, 1999, from 2.61% for the six months ended June 30, 1998. Interest expense on certificates of deposit decreased $19.5 million resulting from a decrease in the average balance of $447.5 million and a decrease in the average cost to 5.18% for the six months ended June 30, 1999, from 5.47% for the six months ended June 30, 1998.

     Interest expense on money market accounts increased $5.2 million reflecting an increase in the average balance of $292.0 million, offset by a decrease in the average cost to 4.19% for the six months ended June 30, 1999, from 4.48% for the 1998 comparable period. Interest expense on NOW and money manager accounts decreased $916,000 as a result of the Company lowering the rates paid on these accounts during the third quarter of 1998, as mentioned above.

NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.

     The Company's net interest income is significantly impacted by changes in interest rates and market yield curves. Over the past two years, interest rates have declined significantly, and various financial instrument markets have become increasingly volatile. In addition, the decline in interest rates on long-term instruments has generally been greater than the decline in interest rates on short-term instruments, accentuating the flatness of the U.S. Treasury yield curve. During the first half of 1999, however, interest rates in general have increased from the fourth quarter of 1998, and the increase in interest rates on long-term instruments has been greater than the increase in interest rates on short-term instruments, resulting in a steepening of the U.S. Treasury yield curve. Despite this change in the U.S. Treasury yield curve, the Company has continued to experience compression on its net interest spread and net interest margin for both the second quarter and first half of 1999 versus the comparable 1998 periods. This compression was a result of the growth of interest-earning assets and interest-bearing liabilities during the 1998 lower interest rate environment.

     Net interest income increased $26.1 million, or 23.6%, to $136.8 million for the three months ended June 30, 1999, from $110.7 million for the three months ended June 30, 1998. The increase in total average interest-earning assets of $5.36 billion was equally offset by an increase in total average interest-bearing liabilities of $5.36 billion.

The Company's net interest rate spread decreased to 2.16% for the second quarter of 1999, from 2.20% for the second quarter of 1998. This decrease in net interest rate spread was the result of the average yield on total interest-earning assets decreasing to 6.77% for the second quarter of 1999, from 7.07% for the second quarter of 1998, partially offset by the average cost of interest-bearing liabilities decreasing to 4.61% for the second quarter of 1999, from 4.87% for the second quarter of 1998. The Company's net interest margin decreased to 2.46% for the second quarter of 1999 as compared to 2.62% for the second quarter of 1998.

     For the six months ended June 30, 1999, net interest income increased $51.7 million, or 23.4%, to $272.6 million, from $220.9 million for the six months ended June 30, 1998. This change was a result of an increase in total average interest-earning assets of $5.14 billion, offset by an increase in total average interest-bearing liabilities of $5.13 billion. This increase in average net interest-earning assets was partially offset by a decrease in the net interest rate spread to 2.22% for the six months ended June 30, 1999, from 2.26% for the six months ended June 30, 1998. The change in the net interest rate spread resulted from a decrease in the average yield on total interest-earning assets to 6.81% for the six months ended June 30, 1999, from 7.12% for the six months ended June 30, 1998, partially offset by a decrease in the average cost of interest-bearing liabilities to 4.59% for the first six months of 1999, from 4.86% for the first six months of 1998. The net interest margin for the six months ended June 30, 1999 and 1998 was 2.51% and 2.67%, respectively.

ANALYSIS OF NET INTEREST INCOME

     The following table sets forth certain information relating to the Company for the three and six months ended June 30, 1999 and 1998. Yields and costs are derived by dividing income or expense by the average balance of the related assets or liabilities, respectively, for the periods shown, except where otherwise noted. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which the Company has discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to interest rates.

                                                                          Quarter Ended June 30,
                                           -----------------------------------------------------------------------------------------
                                                             1999                                      1998
                                           -----------------------------------------------------------------------------------------
                                                                         Average                                   Average
                                             Average                      Yield/       Average                      Yield/
(Dollars in Thousands)                       Balance        Interest       Cost        Balance        Interest       Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                (Annualized)                              (Annualized)
   Interest-earning assets:
      Mortgage loans                       $ 9,397,072     $   167,919     7.15%     $ 8,296,205     $   153,828     7.42%
      Consumer and other loans                 205,607           4,794     9.33          267,238           6,180     9.25
      Mortgage-backed securities (1)        10,728,117         170,988     6.38        6,161,547         101,388     6.58
      Other securities (1)                   1,824,159          31,985     7.01        1,868,686          32,840     7.03
      Federal funds sold and
         repurchase agreements                 127,055           1,527     4.81          330,138           4,885     5.92
                                           -----------     -----------               -----------     -----------
    Total interest-earning assets           22,282,010         377,213     6.77       16,923,814         299,121     7.07
                                                           -----------                               -----------
    Non-interest-earning assets                812,304                                   821,797
                                           -----------                               -----------

Total assets                               $23,094,314                               $17,745,611
                                           ===========                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                              $ 2,729,232     $    13,682     2.01%     $ 2,924,586     $    19,054     2.61%
      Certificates of deposit                4,989,725          64,427     5.16        5,363,809          73,470     5.48
      NOW                                      127,054             315     0.99          136,428             516     1.51
      Money market                           1,006,389          10,651     4.23          698,334           7,877     4.51
      Money manager                            390,938             966     0.99          347,155           1,205     1.39
      Borrowed funds                        11,609,953         150,382     5.18        6,019,304          86,335     5.74
                                           -----------     -----------               -----------     -----------
    Total interest-bearing liabilities      20,853,291         240,423     4.61       15,489,616         188,457     4.87
                                                           -----------                               -----------
    Non-interest-bearing liabilities           825,226                                   755,013
                                           -----------                               -----------

Total liabilities                           21,678,517                                16,244,629
Stockholders' equity                         1,415,797                                 1,500,982
                                           -----------                               -----------

Total liabilities and stockholders'
    equity                                 $23,094,314                               $17,745,611
                                           ===========                               ===========

    Net interest income/net interest
       rate spread                                         $   136,790     2.16%                     $   110,664     2.20%
                                                           ===========     ====                      ===========     ====

    Net interest-earning assets/net
       interest margin                     $ 1,428,719                     2.46%     $ 1,434,198                     2.62%
                                           ===========                     ====      ===========                     ====

    Ratio of interest-earning assets
      to interest-bearing liabilities             1.07x                                     1.09x
                                                  ====                                      ====


(1)  Securities available-for-sale are reported at average amortized cost.

                                                                      Six Months Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                           1999                                             1998
                                         -------------------------------------------------------------------------------------------
                                                                             Average                                       Average
                                           Average                           Yield/       Average                          Yield/
(Dollars in Thousands)                     Balance       Interest             Cost        Balance         Interest          Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                    (Annualized)                                 (Annualized)
   Interest-earning assets:
      Mortgage loans                     $ 9,197,773     $ 329,806            7.17%     $ 8,106,062      $ 302,135          7.45%
      Consumer and other loans               214,272        10,071            9.40          265,975         12,404          9.33
      Mortgage-backed securities (1)      10,282,758       329,865            6.42        6,052,026        201,331          6.65
      Other securities (1)                 1,857,263        65,017            7.00        1,870,121         65,885          7.05
      Federal funds sold and
         repurchase agreements               140,340         3,349            4.77          254,650          7,213          5.67
                                         -----------     ---------                      -----------      ---------
    Total interest-earning assets         21,692,406       738,108            6.81       16,548,834        588,968          7.12
                                                         ---------                                       ---------
    Non-interest-earning assets              852,637                                        814,163
                                         -----------                                    -----------

Total assets                             $22,545,043                                    $17,362,997
                                         ===========                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                            $ 2,746,304     $  27,367            1.99%     $ 2,923,978      $  38,141          2.61%
      Certificates of deposit              5,005,693       129,619            5.18        5,453,175        149,107          5.47
      NOW                                    133,583           657            0.98          126,553            936          1.48
      Money market                           958,097        20,092            4.19          666,122         14,911          4.48
      Money manager                          381,194         1,872            0.98          350,906          2,509          1.43
      Borrowed funds                      11,060,175       285,916            5.17        5,634,389        162,475          5.77
                                         -----------     ---------                      -----------      ---------
    Total interest-bearing liabilities    20,285,046       465,523            4.59       15,155,123        368,079          4.86
                                                         ---------                                       ---------
    Non-interest-bearing liabilities         829,869                                        721,834
                                         -----------                                    -----------

Total liabilities                         21,114,915                                     15,876,957
Stockholders' equity                       1,430,128                                      1,486,040
                                         -----------                                    -----------

Total liabilities and stockholders'
    equity                               $22,545,043                                    $17,362,997
                                         ===========                                    ===========

    Net interest income/net interest
       rate spread                                       $ 272,585            2.22%                      $ 220,889          2.26%
                                                         =========            ====                     ===========     =========

    Net interest-earning assets/net
       interest margin                   $ 1,407,360                          2.51%     $ 1,393,711                         2.67%
                                         ===========                          ====      ===========                    =========

    Ratio of interest-earning assets
      to interest-bearing liabilities          1.07x                                          1.09x
                                         ===========                                    ===========


(1)  Securities available-for-sale are reported at average amortized cost.

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

                                                 Quarter Ended June 30, 1999           Six Months Ended June 30, 1999
                                                        Compared to                               Compared to
                                                 Quarter Ended June 30, 1998           Six Months Ended June 30, 1998
                                              ------------------------------------------------------------------------
(In Thousands)                                        Increase (Decrease)                    Increase (Decrease)
----------------------------------------------------------------------------------------------------------------------
                                               Volume      Rate          Net          Volume       Rate          Net
                                              -------    --------      -------       --------    --------     --------
Interest-earning assets:
   Mortgage loans........................     $19,848    $ (5,757)     $14,091       $ 39,378    $(11,707)    $ 27,671
   Consumer and other loans..............      (1,438)         52       (1,386)        (2,425)         92       (2,333)
   Mortgage-backed securities............      72,777      (3,177)      69,600        135,738      (7,204)     128,534
   Other securities......................        (764)        (91)        (855)          (427)       (441)        (868)
   Federal funds sold and repurchase
      agreements.........................      (2,574)       (784)      (3,358)        (2,855)     (1,009)      (3,864)
                                              -------    --------      -------       --------    --------     --------

Total....................................      87,849      (9,757)      78,092        169,409     (20,269)     149,140
                                              -------    --------      -------       --------    --------     --------

Interest-bearing liabilities:
   Savings...............................      (1,210)     (4,162)      (5,372)        (2,195)     (8,579)     (10,774)
   Certificates of deposit ..............      (4,922)     (4,121)      (9,043)       (11,839)     (7,649)     (19,488)
   NOW...................................         (33)       (168)        (201)            50        (329)        (279)
   Money market .........................       3,289        (515)       2,774          6,198      (1,017)       5,181
   Money manager.........................         139        (378)        (239)           203        (840)        (637)
   Borrowed funds........................      73,211      (9,164)      64,047        141,922     (18,481)     123,441
                                              -------    --------      -------       --------    --------     --------

Total....................................      70,474     (18,508)      51,966        134,339     (36,895)      97,444
                                              -------    --------      -------       --------    --------     --------

Net change in net interest
   income................................     $17,375    $  8,751      $26,126       $ 35,070    $ 16,626     $ 51,696
                                              =======    ========      =======       ========    ========     ========


PROVISION FOR LOAN LOSSES

     Provision for loan losses decreased to $1.0 million for the second quarter of 1999, from $1.8 million for the second quarter of 1998. For the six months ended June 30, 1999, provision for loan losses decreased to $2.1 million, from $3.6 million for the 1998 comparable period. The allowance for loan losses increased to $75.4 million at June 30, 1999, from $74.4 million at December 31, 1998. Net loan charge-offs totaled $885,000 and $1.1 million for the three and six months ended June 30, 1999, respectively. Non-performing loans decreased $45.0 million to $66.1 million at June 30, 1999, from $111.1 million at December 31, 1998. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 66.99% at December 31, 1998 to 113.99% at June 30, 1999. The allowance for loan losses as a percentage of total loans decreased from 0.83% at December 31, 1998 to 0.77% at June 30, 1999 primarily due to the increase of $744.5 million in gross loans receivable from December 31, 1998 to June 30, 1999. The decline in the provision generally reflects the decline in non-performing loans while the increase in the allowance for loan losses reflects the overall increase in the Company's loan portfolio. For further discussion on non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

     Non-interest income for the quarter ended June 30, 1999 decreased to $15.7 million from $20.9 million for the quarter ended June 30, 1998. Excluding gains on sales of securities, non-interest income for the second quarter of 1999 and 1998 totaled $14.8 million and $14.9 million, respectively. For the six months ended June 30, 1999 and 1998, non-interest income totaled $32.4 million and $38.1 million, respectively. Excluding gains on sales of securities and the loss on disposition of loan production offices, non-interest income increased $5.9 million, or 21.9%, to $32.9 million for the six months ended June 30, 1999 versus $27.0 million for the comparable 1998 period.

     Customer service and other loan fees for the three and six months ended June 30, 1999 totaled $9.4 million and $18.9 million, respectively, compared to $8.7 million and $15.9 million, for the three and six months ended June 30, 1998, respectively. This increase is due in part to the Company's changes in customer service fees in 1998 and the overall growth in the loan portfolio. Loan servicing fees totaled $4.1 million and $9.3 million for the three and six months ended June 30, 1999, respectively, compared to $1.8 million and $3.7 million, respectively, for the comparable 1998 periods. Loan servicing fees include all contractual and ancillary servicing revenue received by the Company net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The increase in loan servicing fees was the result of a $1.4 million and $2.5 million decrease in the amortization of mortgage servicing rights for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. In addition, as a result of a change in prepayment speeds in 1999, the Company recognized a recovery of portions of the valuation allowance for mortgage servicing rights of $1.0 million and $2.8 million for the three and six months ended June 30, 1999, respectively. Net gains on sales of loans totaled $773,000 and $3.0 million for the three and six months ended June 30, 1999, respectively, compared to $1.2 million and $2.2 million for the three and six months ended June 30, 1998, respectively. Other non-interest income totaled $550,000 and $1.7 million for the three and six months ended June 30, 1999, respectively, compared to $3.2 million and $5.2 million, respectively, for the comparable 1998 periods. The decreases are primarily due to a $1.6 million gain on the settlement of a real estate dispute in the second quarter of 1998 and $470,000 of rental income for the six months ended June 30, 1998, recognized from a sublease from the Company's former mortgage headquarters, which expired in January 1999.

     Net gain on sales of securities decreased $5.2 million to $839,000 for the second quarter of 1999, from $6.0 million for the second quarter of 1998. For the six months ended June 30, 1999, net gain on sales of securities totaled $714,000 compared to $11.1 million for the comparable 1998 period. The sales activity in 1998 was concentrated on the sale of mortgage-backed securities created from the securitizations of mortgage loans. During the first six months of 1999, however, with the exception of thirty-year fixed-rate loans, the Company's loan originations were added to the portfolio, rather than being securitized and sold. During the quarter ended March 31, 1999, the Company recognized a loss of $1.2 million on various transactions relating to five LPOs. See further discussion under "Mergers and Acquisitions - 1999 Cost Savings Initiatives."

NON-INTEREST EXPENSE

     Non-interest expense decreased $5.2 million, or 8.6%, to $56.2 million for the second quarter of 1999 compared to $61.4 million for the second quarter of 1998. For the six months ended June 30, 1999, non-interest expense decreased $11.4 million, to $114.2 million, from $125.6 million for the six months ended June 30, 1998. This reduction was primarily the result of the consolidation of LIB's operations into the Company which resulted in significant cost savings. General and administrative expense decreased $6.8 million to $50.4 million for the second quarter of 1999, from $57.2 million for the second quarter of 1998. For the six months ended June 30, 1999, general and administrative expense decreased $13.7 million to $102.4 million, from $116.1 million for the comparable 1998 period.

     Compensation and benefits totaled $23.4 million and $48.0 million for the three and six months ended June 30,1999, respectively, compared to $26.0 million and $51.6 million for the three and six months ended June 30,1998, respectively. Employee stock plans amortization expense totaled $2.9 million and $5.8 million for the three and six months ended June 30, 1999, respectively, compared to $4.8 million and $10.6 million, respectively, for the same periods in 1998. The decrease in employee stock plans amortization expense includes a decrease relating to the allocation of ESOP stock due to a lower average market value of the Common Stock from $56.11 per share and $55.74 per share for the three and six months ended June 30, 1998, respectively, to $47.19 per share and $47.26 per share for the three and six months ended June 30, 1999, respectively. In addition, the Company's vesting period for the majority of shares granted under the RRPs was completed in January 1999. The amortization period for these grants was completed in fiscal 1998, resulting in a decrease in amortization expense to $36,000 for the second quarter of 1999, compared to $1.2 million for the second quarter of 1998; the amortization expense for the six month period ended June 30, 1999 decreased to $72,000, compared to $2.9 million for the respective 1998 period.

     Occupancy, equipment and systems expense totaled $13.1 million and $27.1 million for the three and six months ended June 30, 1999, respectively, as compared to $13.5 million and $28.6 million for the three and six months ended June 30, 1998, respectively. Advertising expense increased $1.1 million and $1.0 million, respectively, for the three and six months ended June 30, 1999 from the comparable 1998 periods. Other expenses decreased $2.5 million and $4.6 million, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998. Goodwill litigation expense increased to $1.8 million for the second quarter of 1999 compared to $583,000 for the second quarter of 1998 and increased to $2.9 million for the six months ended June 30, 1999 compared to $699,000 for the six months ended June 30, 1998. For further discussion on the goodwill litigation proceedings, see "Part II - Other Information, Item 1 - Legal Proceedings." The Company's percentage of general and administrative expense to average assets improved to 0.87% and 0.91% for the three and six months ended June 30, 1999, respectively, from 1.29% and 1.34% for the three and six months ended June 30,1998, respectively. The efficiency ratios also improved to 33.23% and 33.56% for the three and six months ended June 30, 1999, respectively, from 45.55% and 46.83%, respectively, for the comparable 1998 periods.

INCOME TAX EXPENSE

     Income tax expense increased $10.8 million to $39.6 million for the second quarter of 1999, representing an effective tax rate of 41.5%, from $28.8 million, representing an effective tax rate of 42.1%, for the second quarter of 1998, primarily due to an increase in income before taxes of $27.0 million. Income tax expense increased $25.4 million to $79.5 million for the six months ended June 30, 1999, representing an effective tax rate of 42.1%, from $54.1 million, representing an effective tax rate of 41.7% for the comparable 1998 period, primarily due to an increase in income before taxes of $58.9 million.

CASH EARNINGS

     Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.11 billion at June 30, 1999 and $1.22 billion at December 31, 1998. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. The Association is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, not equity as defined by generally accepted accounting principles ("GAAP").

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

     Management believes that cash earnings and cash returns on average tangible equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth. Cash earnings for the second quarter of 1999 totaled $64.4 million, an increase of $13.9 million over $50.5 million cash earnings for the second quarter of 1998. For the six months ended June 30, 1999, cash earnings increased $28.0 million to $126.7 million, from $98.7 million for the six months ended June 30, 1998. Cash returns on average tangible equity and average assets for the second quarter of 1999 were 21.85% and 1.12%, respectively, compared to 16.30% and 1.14%, respectively, for the comparable 1998 period. Cash returns on average tangible equity and average assets for the six months ended June 30, 1999 were 21.30% and 1.12%, respectively, compared to 16.12% and 1.14%, respectively, for the same period in 1998. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio and cash efficiency ratio also improved to 0.82% and 31.33%, respectively, for the three months ended June 30, 1999 as compared to 1.18% and 41.76%, respectively, for the three months ended June 30, 1998. For the six months ended June 30, 1999, the cash general and administrative expense to average assets ratio and cash efficiency ratio were 0.86% and 31.64%, respectively, as compared to 1.22% and 42.56%, respectively, for the six months ended June 30, 1998.

     Presented below are the Company's Condensed Consolidated Schedules of Cash Earnings for the three and six months ended June 30, 1999 and 1998.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULES OF CASH EARNINGS
(In Thousands, Except Per Share Data)

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                     ---------------------     ---------------------
                                                       1999         1998         1999         1998
                                                     --------     --------     --------     --------
Net Income                                           $ 55,722     $ 39,519     $109,176     $ 75,725
Add back:
   Employee stock plans amortization expense            2,869        4,756        5,841       10,576
   Amortization of goodwill                             4,843        4,962        9,749        9,847
   Income tax benefit on amortization expense of
      earned portion of RRP stock                         968        1,283        1,935        2,566
                                                     --------     --------     --------     --------
   Cash Earnings                                       64,402       50,520      126,701       98,714

Preferred dividends declared                            1,500        1,500        3,000        3,000
                                                     --------     --------     --------     --------

Cash earnings available to common shareholders       $ 62,902     $ 49,020     $123,701     $ 95,714
                                                     ========     ========     ========     ========

Basic earnings per common share (1)                  $   1.21     $   0.97     $   2.38     $   1.90
                                                     ========     ========     ========     ========
Diluted earnings per common share (1)                $   1.18     $   0.93     $   2.32     $   1.81
                                                     ========     ========     ========     ========


(1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Income.


ASSET QUALITY

     One of the Company's key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, the Company has been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of the Company's financial condition. Such strategies, as well as the Company's concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, and in particular a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1994 through June 30, 1999. Non-performing assets and the ratio of non-performing assets to total assets both decreased from $120.4 million and 0.58%, respectively, at December 31, 1998 to $75.4 million and 0.33%, respectively, at June 30, 1999. The decrease in non-performing assets was primarily due to a $39.4 million decrease in non-performing loans from $100.3 million at December 31, 1998 to $60.9 million at June 30, 1999. Following the LIB Acquisition, the Company conformed LIB's collection policies and procedures to those of the Company. These efforts, aided by a stable economy, resulted in this significant decrease in non-performing loans, particularly during the second quarter of 1999. The following table shows a comparison of delinquent loans as of June 30, 1999 and December 31, 1998.

                                DELINQUENT LOANS

                                             AT JUNE 30, 1999                                AT DECEMBER 31, 1998
                               ---------------------------------------------     ------------------------------------------
                                     60-89 DAYS            90 DAYS OR MORE             60-89 DAYS         90 DAYS OR MORE
                               ---------------------    --------------------     ---------------------   ------------------
                                NUMBER    PRINCIPAL      NUMBER    PRINCIPAL       NUMBER   PRINCIPAL    NUMBER   PRINCIPAL
                                  OF       BALANCE         OF       BALANCE          OF      BALANCE        OF     BALANCE
   (Dollars in Thousands)       LOANS      OF LOANS      LOANS      OF LOANS       LOANS     OF LOANS     LOANS    OF LOANS
----------------------------   ---------------------------------------------     ------------------------------------------
One-to-four family                   47    $  1,195         507    $ 59,460            77   $  2,422        804   $ 94,078
Multi-family                          2          98           8         955             1        203         14      2,224
Commercial real estate                2         363          11       3,419             2        221         23      8,776
Consumer and other loans            169       1,140         206       2,296           246      2,058        279      5,995
                               --------    --------    --------    --------      --------   --------   --------   --------

Total delinquent loans              220    $  2,796         732    $ 66,130           326   $  4,904      1,120   $111,073
                               ========    ========    ========    ========      ========   ========   ========   ========

 Delinquent loans to total
       loans                                   0.03%                   0.68%                    0.05%                 1.23%

     The following table sets forth information regarding non-performing assets at June 30, 1999 and December 31, 1998. In addition to the non-performing loans, the Company has approximately $2.8 million and $4.9 million of potential problem loans at June 30, 1999 and December 31, 1998, respectively. Such loans are 60-89 days delinquent as shown above.

                              NON-PERFORMING ASSETS

                                                                          AT                 AT
                                                                       JUNE 30,          DECEMBER 31,
                                                                       1999 (1)            1998 (1)
                                                                       --------          -----------
                                                                          (DOLLARS IN THOUSANDS)
   Non-accrual delinquent mortgage loans (2)................           $60,866             $100,302
   Non-accrual delinquent consumer and other loans .........             2,296                5,995
   Mortgage loans delinquent 90 days or more (3)............             2,968                4,776
                                                                       -------             --------
        Total non-performing loans..........................            66,130              111,073
                                                                        ------              -------

   Real estate owned, net (4)...............................             5,298                6,071
   Investments in real estate, net (5)......................             3,940                3,266
                                                                        ------             --------
   Total real estate owned and investments
      in real estate, net...................................             9,238                9,337
                                                                       -------             --------

        Total non-performing assets (6).....................           $75,368             $120,410
                                                                        ======              =======

Allowance for loan losses to non-performing loans...........            113.99%               66.99%
Allowance for loan losses to total loans....................              0.77%                0.83%

(1) If all non-accrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $2.6 million for the six months ended June 30, 1999 and $6.8 million for the year ended December 31, 1998. Actual payments recorded to interest income totaled $1.1 million for the six months ended June 30, 1999 and $1.6 million for the year ended December 31, 1998.

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

(6) Excluded from non-performing assets are $10.0 million and $6.9 million at June 30, 1999 and December 31, 1998, respectively, of restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status.

     The following table sets forth the Company's change in allowance for loan, investments in real estate and REO losses.

  (Dollars in Thousands)
Allowance for Loan Losses:
  Balance at December 31, 1998 ............................     $ 74,403
       Provision charged to operations ....................        2,093
       Charge-offs:
              One-to-four family ..........................       (1,025)
              Multi-family ................................          (12)
              Commercial ..................................         (527)
              Consumer and other ..........................       (1,601)
                                                                --------
       Total charge-offs ..................................       (3,165)
                                                                --------

       Recoveries:
              One-to-four family ..........................          803
              Multi-family ................................          225
              Commercial ..................................           53
              Consumer and other ..........................          970
                                                                --------
       Total recoveries ...................................        2,051
                                                                --------
       Total net charge-offs ..............................       (1,114)
                                                                --------
  Balance at June 30, 1999 ................................     $ 75,382
                                                                ========


Allowance for Losses on Investments in Real Estate and REO:
       Balance at December 31, 1998 .......................     $    689
              Recovery recorded to operations .............           (8)
              Charge-offs .................................         (360)
              Recoveries ..................................           68
                                                                --------
       Balance at June 30, 1999 ...........................     $    389
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

                                                    At June 30, 1999
                                              ---------------------------------
                                                                   % of Loans
                                                                 in Category to
                                              Amount               Total Loans
                                              -------            --------------
                                           (In Thousands)
One-to-four family                            $39,364                 88.39%
Multi-family                                    4,452                  5.25
Commercial                                     13,799                  4.32
Consumer and other loans                       17,767                  2.04
                                              -------                ------
Total allowances                              $75,382                100.00%
                                              =======                ======

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

     On or about June 9, 1994, the Bank was served with an Amended Summons and Amended Complaint adding LISB's directors as individual defendants. On or about July 29, 1994, LISB and the individual director defendants served on plaintiffs a motion to dismiss the Amended Complaint. On or about August 29, 1994, the plaintiffs served papers in response to the motion. The remaining schedule on the motion has been held in abeyance pending certain discovery.

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

     On July 18, 1997, a purported class action (the "Federal Action") was commenced in the United States District Court for the Eastern District of New York entitled Leonard Minzer, et ano. v. Gerard C. Keegan, et al. against The Greater, The Greater's directors and certain of its executive officers, the Company and the Association. The suit alleges, among other things, that The Greater, The Greater's directors and certain of its executive officers solicited proxies in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, promulgated thereunder, by failing to disclose certain allegedly material facts in the proxy statement, as amended, that was circulated to The Greater stockholders in connection with The Greater Acquisition, and that The Greater's directors and certain of its executive officers breached their fiduciary duties by entering into The Greater Acquisition and related arrangements. The suit further alleged, without specification, that the Company and the Association participated in the preparation and distribution of The Greater's proxy materials and/or aided and abetted the alleged breaches of fiduciary duty by The Greater defendants. Plaintiffs sought, among other things, a preliminary and permanent injunction against consummation of The Greater Acquisition and the related transactions, an order directing that the directors and executive officers of The Greater carry-out their fiduciary duties, and unspecified damages and costs.

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

     In July 1998, the plaintiffs filed a second amended complaint, which the defendants moved to dismiss on July 21, 1998. The motion was argued before the Court on October 21, 1998 and after supplemental submissions by the parties, the Court on January 25, 1999 dismissed the second amended complaint in all respects.

     On or about February 18, 1999, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The appeal is pending.

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

     Pursuant to the Case Management Order, the LISB Goodwill Litigation has been designated as one of the "First Thirty Cases". As a result of this designation, discovery is underway. Both sides have exchanged documents and directed interrogatories to each other which have been answered. The Company's attorneys have been taking depositions of key former government regulators who had supervisory authority over LISB. The government has been taking depositions of a number of former LISB directors, officers and employees. Such depositions and other fact discovery was substantially concluded on July 31, 1999.

     It is expected that the Astoria Goodwill Litigation will be designated as one of the "Second Thirty Cases." As a result, it is expected that discovery in such case will commence on August 23, 1999.

     On April 9, 1999 and on April 16, 1999, damage decisions were rendered by the United States Court of Federal Claims in the cases of Glendale Federal Bank, FSB v. The United States, Case No. 90-772C and California Federal Bank v. United States of America, No. 92-138C, respectively. The former was rendered by Chief Judge Loren A. Smith while the latter decision was rendered by Judge Robert H. Hodges, Jr. Both of these decisions have been appealed. Based upon its review of these decisions, the Company is unable to predict with any degree of certainty the outcome of its claims against the United States and the amount of damages that may be awarded in connection with either the LISB Goodwill Litigation or the Astoria Goodwill Litigation, if any. No assurance can be given as to the results of these claims or the timing of any proceedings in relation thereto.

ITEM 2. NOT APPLICABLE


ITEM 3. NOT APPLICABLE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 19, 1999 (the "Annual Meeting").

     At the Annual Meeting, the shareholders of the Company elected George L. Engelke, Jr., Robert J. Conway, Peter C. Haeffner, Jr., Ralph F. Palleschi and Leo J. Waters as directors of the Company each to serve for a three year term and, in any case, until the election and qualification of their respective successors.

     The number of votes cast as to each matter acted upon at the Annual Meeting was as follows:

     (a) Election of Directors:

                                    For                          Withheld
         George L. Engelke, Jr.     45,916,984                   1,511,492
         Robert J. Conway           45,926,519                   1,501,957
         Peter C. Haeffner, Jr.     46,105,309                   1,323,167
         Ralph F. Palleschi         46,082,867                   1,345,609
         Leo J. Waters              46,110,755                   1,317,721

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.

     (b) The approval of the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation:

                                    For                         37,923,061
                                    Against                      9,228,744
                                    Abstained                      281,556

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.

     (c) The approval of the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation:

                                    For                         41,285,917
                                    Against                      5,722,357
                                    Abstained                      432,665

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.

     (d) The approval of the Astoria Financial Corporation Executive Officer Annual Incentive Plan:

                                    For                         43,655,315
                                    Against                      3,346,474
                                    Abstained                      426,685

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(e) Ratification of the appointment of KPMG LLP as independent auditors of Astoria Financial Corporation for its 1999 fiscal year:

                                    For                         46,698,149
                                    Against                        517,443
                                    Abstained                      212,883

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.


ITEM 5.       OTHER INFORMATION

     Effective June 16, 1999, Robert G. Bolton retired from the Board of Directors of the Company and the Association after reaching mandatory retirement age. Effective upon his retirement, the Board reduced its number from fifteen directors to fourteen directors.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              11.  Statement Regarding Computation of Per Share Earnings.

              27.  Financial Data Schedule.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed with the Securities and Exchange Commission for the quarter ended June 30, 1999.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Astoria Financial Corporation



Dated:     August 12, 1999        By:     /s/  Monte N. Redman
                                          --------------------------------------
                                                Monte N. Redman
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Accounting Officer)

                                  Exhibit Index


Exhibit No                  Identification of Exhibit

     11.               Statement Regarding Computation of Per Share Earnings

     27.               Financial Data Schedule