Form 10-Q
period 1999-09-30
ASTORIA FINANCIAL CORP
filed 1999-11-12
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                               YES  X      NO
                                   ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Classes of Common Stock        Number of Shares Outstanding, October 29, 1999
         -----------------------        ----------------------------------------------
              .01 Par Value                               54,383,927
              -------------                               ----------

                         PART I -- FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1. Financial Statements

        Consolidated Statements of Financial Condition at September 30, 1999       2
        and December 31, 1998.

        Consolidated Statements of Income for the Three Months and
        Nine Months Ended September 30, 1999 and September 30, 1998.               3

        Consolidated Statement of Stockholders' Equity for the Nine Months         4
        Ended September 30, 1999.

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1999 and September 30, 1998.                           5

        Notes to Consolidated Financial Statements.                                6

Item 2. Management's Discussion and Analysis of Financial Condition and            8
        Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.               34


                PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                         34

Item 2. Changes in Securities and Use of Proceeds                                 37

Item 3. Defaults Upon Senior Securities                                           37

Item 4. Submission of Matters to a Vote of Security Holders                       37

Item 5. Other Information                                                         37

Item 6. Exhibits and Reports on Form 8-K                                          37

        (a)  Exhibits
             (4)  Amendment No. 2 to Rights Agreement dated as of
                  September 15, 1999, between Astoria Financial Corporation and Chase Mellon Shareholder Services, L.L.C., as
                  Rights Agent.
            (11)  Statement Regarding Computation of Per Share Earnings
            (27)  Financial Data Schedule

        (b) Reports on Form 8-K

        Signatures                                                                37

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             AT                    AT
                                                                                        SEPTEMBER 30,         DECEMBER 31,
(In Thousands, Except Share Data)                                                           1999                  1998
---------------------------------                                                           ----                  ----
Assets
Cash and due from banks                                                                 $    114,328          $    126,945
Federal funds sold and repurchase agreements                                                 127,209               266,437
Mortgage-backed securities available-for-sale                                              8,887,451             7,553,834
Other securities available-for-sale                                                          667,498               642,610
Mortgage-backed securities held-to-maturity (estimated fair value of
  $1,129,039 and $1,141,145, respectively)                                                 1,131,636             1,136,799
Other securities held-to-maturity (estimated fair value
  of $781,393 and $982,295, respectively)                                                    829,020               972,012
Federal Home Loan Bank of New York stock                                                     262,000               210,250
Loans held-for-sale                                                                           38,478               212,909
Loans receivable held-for-investment:
  Mortgage loans, net                                                                      9,823,261             8,583,355
  Consumer and other loans, net                                                              184,299               230,367
                                                                                        ------------          ------------
                                                                                          10,007,560             8,813,722
  Less allowance for loan losses                                                              74,332                74,403
                                                                                        ------------          ------------
Loans receivable held-for-investment, net                                                  9,933,228             8,739,319
Mortgage servicing rights, net                                                                49,957                50,237
Accrued interest receivable                                                                  115,563               102,288
Premises and equipment, net                                                                  177,557               161,629
Goodwill                                                                                     228,778               245,862
Other assets                                                                                 301,055               166,610
                                                                                        ------------          ------------
Total assets                                                                            $ 22,863,758          $ 20,587,741
                                                                                        ============          ============

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Savings                                                                            $  2,645,132          $  2,815,681
     Money market                                                                          1,113,816               857,295
     Money manager                                                                           578,380               626,832
     NOW                                                                                     245,448               325,726
     Certificates of deposit                                                               4,857,447             5,042,752
                                                                                        ------------          ------------
   Total deposits                                                                          9,440,223             9,668,286

   Reverse repurchase agreements                                                           9,776,800             7,291,800
   Federal Home Loan Bank of New York advances                                             1,410,087             1,210,170
   Other borrowings                                                                          477,685               520,827
   Mortgage escrow funds                                                                     143,001               116,106
   Accrued expenses and other liabilities                                                    257,219               318,168
                                                                                        ------------          ------------
Total liabilities                                                                         21,505,015            19,125,357
                                                                                        ------------          ------------

Stockholders' Equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- issued and outstanding)                          --                    --
     Series B (2,000,000 shares authorized, issued and outstanding)                            2,000                 2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 and
     54,655,095 shares issued, respectively; and
     54,340,443 and 54,655,095 shares outstanding, respectively)                                 555                   547
   Additional paid-in capital                                                                797,541               767,846
   Retained earnings - substantially restricted                                              864,741               742,679
   Treasury stock (1,157,853 shares, at cost)                                                (50,086)                   --
   Accumulated other comprehensive income:
     Net unrealized loss on securities, net of taxes                                        (222,258)              (14,566)
   Unallocated common stock held by ESOPs                                                    (33,645)              (35,908)
   Unearned common stock held by RRP                                                            (105)                 (214)
                                                                                        ------------          ------------
Total stockholders' equity                                                                 1,358,743             1,462,384
                                                                                        ------------          ------------

Total liabilities and stockholders' equity                                              $ 22,863,758          $ 20,587,741
                                                                                        ============          ============

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      ----------------------------    ----------------------------
(Dollars in Thousands, Except Per Share Data)                             1999            1998            1999            1998
---------------------------------------------                             ----            ----            ----            ----
Interest income:
   Mortgage loans                                                     $    172,208    $    155,824    $    502,014    $    457,959
   Consumer and other loans                                                  4,726           6,192          14,797          18,596
   Mortgage-backed securities                                              167,422         113,025         497,287         314,356
   Other securities                                                         31,854          34,080          96,871          99,965
   Federal funds sold and repurchase agreements                              2,237           3,921           5,586          11,134
                                                                      ------------    ------------    ------------    ------------
Total interest income                                                      378,447         313,042       1,116,555         902,010
                                                                      ------------    ------------    ------------    ------------

Interest expense:
   Deposits                                                                 91,496         100,530         271,103         306,134
   Borrowed funds                                                          153,714         100,242         439,630         262,717
                                                                      ------------    ------------    ------------    ------------
Total interest expense                                                     245,210         200,772         710,733         568,851
                                                                      ------------    ------------    ------------    ------------
Net interest income                                                        133,237         112,270         405,822         333,159
Provision for loan losses                                                    1,026           5,166           3,119           8,780
                                                                      ------------    ------------    ------------    ------------
Net interest income after provision for loan losses                        132,211         107,104         402,703         324,379
                                                                      ------------    ------------    ------------    ------------

Non-interest income:
   Customer service and other loan fees                                     10,435           9,127          29,310          25,047
   Loan servicing fees (costs), net                                          2,813          (5,810)         12,135          (2,127)
   Gain on sales of securities                                                  --           4,132             714          15,253
   Gain (loss) on sales of loans                                               209            (844)          3,255           1,364
   Net gain on disposition of banking and loan production offices           20,447              --          19,206              --
   Operating income from real estate joint ventures                          2,084              --           2,768           1,735
   Other                                                                       790           1,674           2,471           6,877
                                                                      ------------    ------------    ------------    ------------
Total non-interest income                                                   36,778           8,279          69,859          48,149
                                                                      ------------    ------------    ------------    ------------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                             22,542          26,601          70,586          78,194
      Employee stock plans amortization                                      2,234           3,983           8,075          14,559
      Occupancy, equipment and systems                                      13,215          14,460          40,356          43,055
      Federal deposit insurance premiums                                     1,055           1,713           3,452           4,474
      Advertising                                                            2,085           1,261           5,938           4,116
      Other                                                                  6,862          18,949          21,944          38,647
                                                                      ------------    ------------    ------------    ------------
   Total general and administrative                                         47,993          66,967         150,351         183,045
   Real estate operations and provision for real estate losses, net            116            (646)            (60)             36
   Goodwill litigation                                                       1,094             421           4,041           1,120
   Amortization of goodwill                                                  4,843           4,962          14,592          14,809
                                                                      ------------    ------------    ------------    ------------
Total non-interest expense                                                  54,046          71,704         168,924         199,010
                                                                      ------------    ------------    ------------    ------------

Income before income tax expense                                           114,943          43,679         303,638         173,518
Income tax expense                                                          47,995          18,815         127,514          72,929
                                                                      ------------    ------------    ------------    ------------

Net income                                                                  66,948          24,864         176,124         100,589
Preferred dividends declared                                                (1,500)         (1,500)         (4,500)         (4,500)
                                                                      ------------    ------------    ------------    ------------

Net income available to common shareholders                           $     65,448    $     23,364    $    171,624    $     96,089
                                                                      ============    ============    ============    ============

Basic earnings per common share                                       $       1.27    $       0.46    $       3.32    $       1.90
                                                                      ============    ============    ============    ============
Diluted earnings per common share                                     $       1.25    $       0.44    $       3.24            1.82
                                                                      ============    ============    ============    ============
Dividends per common share                                            $       0.24    $       0.20    $       0.72    $       0.60
                                                                      ============    ============    ============    ============

Basic weighted average common shares                                    51,417,820      51,011,647      51,736,485      50,595,090
Diluted weighted average common and common equivalent shares            52,376,642      52,894,829      52,988,352      52,818,974

See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                                                                         Retained
                                                                                                       Additional       Earnings
                                                                   Preferred         Common             Paid-In       Substantially
(In Thousands, Except Share Data)                  Total             Stock            Stock             Capital        Restricted
                                               -----------        -----------       -----------       -----------      -----------

Balance at December 31, 1998                   $ 1,462,384        $     2,000       $       547       $   767,846      $   742,679

Net income                                         176,124                 --                --                --          176,124

Other comprehensive income, net of tax:
   Net unrealized loss on securities,
    net of reclassification adjustment            (207,692)                --                --                --               --

Common stock repurchased
    (1,503,700 shares)                             (66,729)                --                --                --               --

Dividends on common and preferred
    stock and amortization of purchase
    premium                                        (42,791)                --                --              (978)         (41,813)

Exercise of stock options and
    related tax benefit                             26,469                 --                 8            22,067          (12,249)

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit            10,978                 --                --             8,606               --
                                               -----------        -----------       -----------       -----------      -----------

 Balance at September 30, 1999                 $ 1,358,743        $     2,000       $       555       $   797,541      $   864,741
                                               ===========        ===========       ===========       ===========      ===========

                                                                                          Unallocated           Unearned
                                                                        Accumulated         Common              Common
                                                                           Other             Stock               Stock
                                                       Treasury        Comprehensive         Held                 Held
(In Thousands, Except Share Data)                       Stock              Income           by ESOPs             by RRP
                                                    -----------        -----------        -----------        -----------

Balance at December 31, 1998                                 --        $   (14,566)       $   (35,908)       $      (214)

Net income                                                   --                 --                 --                 --

Other comprehensive income, net of tax:
   Net unrealized loss on securities,
    net of reclassification adjustment                       --           (207,692)                --                 --

Common stock repurchased
    (1,503,700 shares)                                  (66,729)                --                 --                 --

Dividends on common and preferred
    stock and amortization of purchase
    premium                                                  --                 --                 --                 --

Exercise of stock options and
    related tax benefit                                  16,643                 --                 --                 --

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit                     --                 --              2,263                109
                                                    -----------        -----------        -----------        -----------

 Balance at September 30, 1999                      $   (50,086)       $  (222,258)       $   (33,645)       $      (105)
                                                    ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               ------------------------------
(IN THOUSANDS)                                                                     1999               1998
                                                                               -----------        -----------
Cash flows from operating activities:

   Net income                                                                  $   176,124        $   100,589
                                                                               -----------        -----------
   Adjustments to reconcile net income to net cash provided
     by operating activities:

     Net accretion of discounts, premiums and deferred loan fees                   (41,718)           (17,397)
     Provision for loan and real estate losses                                       3,164              9,985
     Depreciation and amortization                                                  10,471             13,642
     Net gain on sales of securities and loans                                      (3,969)           (16,617)
     Net gain on sales of premises and equipment                                      (487)                --
     Net gain on disposition of banking and loan production offices                (19,206)                --
     Proceeds from sales of loans held-for-sale, net of originations               126,503           (128,979)
     Amortization of goodwill                                                       14,592             14,809
     Allocated and earned shares from ESOPs and RRP                                  8,075             14,559
     Increase in accrued interest receivable                                       (13,275)           (14,083)
     Capitalized mortgage servicing rights, net of amortization
          and valuation allowance                                                      280                563
       Decrease in other assets                                                     12,505              6,183
     (Decrease) increase in accrued expenses and other liabilities                 (51,540)            60,935
                                                                               -----------        -----------

          Net cash provided by operating activities                                221,519             44,189
                                                                               -----------        -----------

Cash flows from investing activities:

     Origination of loans held-for-investment, net of principal payments          (876,658)          (931,162)
     Loan purchases through third parties                                         (279,792)          (147,641)
     Principal payments on mortgage-backed securities held-to-maturity             287,604            207,535
     Principal payments on mortgage-backed securities available-for-sale         2,091,974          1,134,240
     Purchases of mortgage-backed securities held-to-maturity                     (281,165)           (72,651)
     Purchases of mortgage-backed securities available-for-sale                 (3,869,950)        (3,485,945)
     Purchases of other securities held-to-maturity                                (42,078)          (213,456)
     Purchases of other securities available-for-sale                             (158,421)        (1,014,929)
     Proceeds from maturities of other securities available-for-sale                58,884            611,136
     Proceeds from maturities of other securities held-to-maturity                 212,660            457,613
     Purchases of FHLB stock, net                                                  (51,750)           (40,524)
     Proceeds from sales of securities available-for-sale                          176,362          1,096,181
     Proceeds from sales of real estate owned and investments in
        real estate, net                                                            11,989             10,942
     Proceeds from disposition of loan production offices                            4,208                 --
     Purchases of premises and equipment, net of proceeds from sales               (22,780)           (19,641)
                                                                               -----------        -----------

        Net cash used in investing activities                                   (2,738,913)        (2,408,302)
                                                                               -----------        -----------

Cash flows from financing activities:

     Net decrease in deposits                                                     (208,584)          (286,128)
     Net increase in reverse repurchase agreements                               2,485,000          2,886,035
     Net increase (decrease) in FHLB of New York advances                          200,000           (120,000)
     Net (decrease) increase in other borrowings                                   (43,261)            93,963
     Increase in mortgage escrow funds                                              26,895             40,433
     Costs to repurchase common stock                                              (66,729)           (16,633)
     Cash dividends paid to stockholders                                           (42,791)           (32,224)
     Cash received for options exercised                                            15,019             12,227
                                                                               -----------        -----------

        Net cash provided by financing activities                                2,365,549          2,577,673
                                                                               -----------        -----------

        Net (decrease) increase in cash and cash equivalents                      (151,845)           213,560
     Adjustment to conform fiscal year of Long Island
          Bancorp, Inc. to the Company                                                  --             77,323
     Cash and cash equivalents at beginning of period                              393,382            159,195
                                                                               -----------        -----------
     Cash and cash equivalents at end of period                                $   241,537        $   450,078
                                                                               ===========        ===========

     Supplemental disclosures:
       Cash paid during the period:

         Interest                                                              $   698,569        $   550,928
                                                                               ===========        ===========
         Income taxes                                                          $    83,447        $    25,078
                                                                               ===========        ===========
       Additions to real estate owned                                          $     9,372        $    11,196
                                                                               ===========        ===========
       Securitization of loans                                                 $        --        $   387,071
                                                                               ===========        ===========

     See accompanying notes to consolidated financial statements.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   BASIS OF PRESENTATION
     ---------------------

    The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and our wholly-owned subsidiary, Astoria Federal Savings and Loan Association, or Astoria Federal, and its subsidiaries. As used in this quarterly report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal, depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

    Following the close of business on September 30, 1998, we completed the acquisition of Long Island Bancorp, Inc., or LIB, the holding company of The Long Island Savings Bank, FSB, or LISB, a federally chartered savings bank. LIB was merged with us and LISB was merged with Astoria Federal. We refer to this transaction as the LIB Acquisition. All subsidiaries of LISB became subsidiaries of Astoria Federal. The acquisition was accounted for as a pooling-of-interests, and accordingly, all prior year consolidated financial results have been restated to combine LIB with us.

     In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of September 30, 1999 and December 31, 1998, and our results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and stockholders' equity for the nine months ended September 30, 1999. In preparing the financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 1999 and December 31, 1998, and amounts of revenues and expenses for the consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     These consolidated financial statements should be read in conjunction with our December 31, 1998 audited consolidated financial statements, interim statements and related notes.

2.   EARNINGS PER SHARE, OR EPS
     --------------------------

     Basic EPS is computed by dividing net income less preferred dividends by the weighted-average common shares outstanding during the period. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted-average number of unallocated shares held by our Employee Stock Ownership Plans, or ESOPs, and the Recognition and Retention Plan, or RRP.

     Diluted EPS is computed by dividing net income less preferred dividends by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted-average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted-average number of unallocated shares held by the ESOPs and the RRP and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, our average stock price is utilized, and we add to the proceeds the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

     The following table is a reconciliation of basic and diluted EPS as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

                                                                    For the Three Months Ended September 30,
                                                                    ----------------------------------------
                                                             1999                                              1998
                                              ---------------------------------------       --------------------------------
      (In Thousands,                                          Average         Per Share                  Average     Per Share
      Except Share Data)                      Income          Shares           Amount        Income       Shares       Amount
                                              ------          ------           ------        ------       ------       ------
      Net income                              $66,948                                       $24,864
      Less: preferred stock dividends           1,500                                         1,500
                                                -----                                         -----
      Basic EPS:
       Income available to common
           stockholders                        65,448        51,417,820        $1.27         23,364     51,011,647      $0.46
                                                                               =====                                    =====
      Effect of dilutive unexercised
           stock options                                        958,822                                  1,883,182
                                                                -------                                  ---------
      Diluted EPS:
       Income available to common
         stockholders plus assumed
         conversions                          $65,448        52,376,642        $1.25        $23,364     52,894,829      $0.44
                                              =======        ==========        =====        =======     ==========      =====



                                                               For the Nine Months Ended September 30,
                                                               ---------------------------------------
                                                                1999                                     1998
                                                ------------------------------------        ----------------------------------
      (In Thousands,                                          Average      Per Share                   Average       Per Share
      Except Share Data)                        Income        Shares         Amount         Income      Shares         Amount
                                                ------        ------         ------         ------      ------         ------
      Net income                              $176,124                                    $100,589
      Less: preferred stock dividends            4,500                                       4,500
                                                 -----                                       -----
      Basic EPS:
       Income available to common
         stockholders                          171,624       51,736,485        $3.32        96,089      50,595,090      $1.90
                                                                               =====                                    =====
      Effect of dilutive unexercised
        stock options                                         1,251,867                                  2,223,884
                                                              ---------                                  ---------
      Diluted EPS:
        Income available to common
        stockholders plus assumed
        conversions                           $171,624       52,988,352        $3.24      $ 96,089      52,818,974      $1.82
                                              ========       ==========        =====      ========      ==========      =====


3.   CASH EQUIVALENTS
     ----------------

     For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with original maturities of three months or less.

4.   COMPREHENSIVE INCOME
     --------------------

         Comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                        -------------------------       -----------------------
                                                           1999              1998        1999              1998
                                                           ----              ----        ----              ----
Net income                                              $ 66,948        $ 24,864       $ 176,124      $100,589
Net unrealized losses on securities,
   net of reclassification adjustment (a)                (19,209)         (8,122)       (207,692)      (12,710)
                                                        --------        --------      ----------     ---------
Comprehensive income (loss)                             $ 47,739        $ 16,742      $  (31,568)    $  87,879
                                                        ========        ========      ==========     =========

a)  Disclosure of reclassification adjustment:

Net unrealized losses arising during period             $(19,209)       $(10,477)      $(208,098)    $ (21,405)
Less: reclassification adjustment for net gains
   included in net income                                  -               2,355             406         8,695
                                                        --------        --------      ----------     ---------
Net unrealized losses on securities                     $(19,209)      $  (8,122)      $(207,692)    $ (12,710)
                                                        ========       =========       =========     =========

5.   IMPACT OF NEW ACCOUNTING STANDARDS
     ----------------------------------

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," or SFAS No. 137. SFAS No.137 defers the effective date of SFAS No. 133 from fiscal quarters of fiscal years beginning after June 15, 1999 to June 15, 2000. SFAS No. 133 does not require restatement of prior periods. We believe the implementation of SFAS No. 133 will not have a material impact on our financial condition or results of operations.

         Effective January 1, 1999, we adopted Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," or SFAS No. 134. SFAS No. 134, which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that, after the securitization of a mortgage loan held for sale, any retained mortgage-backed security should be classified in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." However, SFAS No. 134 requires that a mortgage banking enterprise classify as trading any retained mortgage-backed security that it commits to sell before or during the securitization process. The implementation of SFAS No. 134 did not have a material impact on our financial condition or results of operations.

6.   SUBSEQUENT EVENT
     ----------------

     On October 25, 1999, we announced the completion of a private placement of $125.0 million of 9.75% capital securities due November 1, 2029, which are fully and unconditionally guaranteed by us. The securities were issued by our recently formed trust affiliate, Astoria Capital Trust I. The capital securities have been rated "BBB-" by Duff & Phelps Credit Rating Co., "BBB-" by Thomson Financial BankWatch and "ba2" by Moody's Investors Service. Proceeds of the offering were invested by Astoria Capital Trust I in 9.75% junior subordinated debentures issued by us. Net proceeds from the sale of the debentures will be used to increase Astoria Federal's capital level and for general corporate purposes, including the repurchase of our common stock.


   ITEM 2.
   -------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

   GENERAL
   -------

         We are headquartered in Lake Success, New York and our principal business currently consists of the operation of our wholly-owned subsidiary, Astoria Federal. We have acquired, and may continue to acquire, either directly or indirectly through Astoria Federal, other operating subsidiaries, including other financial institutions. Astoria Federal's primary business is attracting retail deposits from the general public and investing those deposits, together with borrowed funds, funds generated from operations and principal repayments, primarily in one-to-four family residential mortgage loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. In addition, Astoria Federal invests in securities issued by the U.S. Government and federal agencies and other securities.

     Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, employee stock plans amortization, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations and provision for real estate losses, net, goodwill litigation expenses and amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

MERGERS AND ACQUISITIONS

     We continue to consider mergers and acquisitions an integral part of our strategic objective for our long-term growth. Following the close of business on September 30, 1998, we completed the LIB Acquisition. The transaction was accounted for as a pooling-of-interests. Accordingly, we recorded the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share, or LIB Common Stock, received 1.15 shares of our common stock, par value $.01 per share, for each share of LIB Common Stock, resulting in the issuance of 27,876,636 shares of our common stock.

Acquisition Costs and Restructuring Charges

     From the period between initiation of the LIB Acquisition and the consummation date, we developed formal plans to integrate LIB's business into our business. Such plans included, among other things, the termination of employees, disposal of duplicate facilities, consolidation and relocation of equipment and facilities, integration of information systems and cancellation of lease contracts and other executory contracts. We have recognized as liabilities only those items that qualify for recognition under the consensus reached on Issue No. 94-3 by the Emerging Issues Task Force, or EITF, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3.

     We have recorded all direct costs related to the LIB Acquisition as liabilities as of the consummation date, and the total pre-tax charge of $124.2 million has been classified as acquisition costs and restructuring charges in our consolidated statement of income for the year ended December 31, 1998. Such costs relate to restructuring plans and/or exit plans we formally adopted.

     The following table sets forth the activity in the balances of accrued acquisition costs and restructuring charges for the nine months ended September 30, 1999:

                                    ACCRUED BALANCE AT       CASH PAYMENTS THROUGH            ACCRUED BALANCE
(IN THOUSANDS)                      DECEMBER 31, 1998         SEPTEMBER 30, 1999           AT SEPTEMBER 30, 1999
                                    ------------------       ---------------------         ----------------------
Employee termination costs              $10,326                   $   5,140                    $  5,186 (a)
Facilities, equipment and
   systems cost                          12,428                       4,650                       7,778 (b)
Transaction fees & other costs            8,557                       7,275                       1,282 (c)
                                          -----                       -----                       -----

Total                                   $31,311                     $17,065                     $14,246
                                        =======                     =======                     =======

--------------------
(a) The remaining accrued balance primarily represents voluntary early retirement charges for pension and postretirement benefits for certain former employees of LIB. Such benefits will remain as accrued pension and postretirement benefit costs until all such benefits are paid during these former LIB employees' lifetimes.

(b) The remaining accrued balance primarily represents the present value of net operating costs for our former mortgage headquarters.

(c) The remaining accrued balance primarily represents accrued legal fees which we will incur to restructure the various employee benefit plans of LIB and the subsidiaries of LISB.

1999 Cost Savings Initiatives

     As part of our strategy of improving operating efficiency and achieving cost savings targets following the LIB Acquisition, we have entered into various transactions in 1999. Such transactions include, but are not limited to, the disposition of loan production offices, banking offices and the former headquarters of LIB. In order to refocus our mortgage loan origination efforts toward portfolio growth rather than sale in the secondary market, we have also decided to close or otherwise dispose of all retail loan production offices, or LPOs.

     In the third quarter of 1999, Astoria Federal sold its five upstate New York banking offices in Otsego and Chenango counties with deposits totaling $156.4 million to CNB Financial Corporation, the parent company of Central National Bank, headquartered in Canajoharie, New York. As a result of the transaction, we recognized a $20.4 million gain during the third quarter of 1999. Additionally, we have entered into a contract to sell the former headquarters of LIB which is expected to close in the fourth quarter of 1999.

YEAR 2000 PROJECT

     The "Year 2000 Problem" centers on the inability of some computer systems to properly recognize the year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers may recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, our operations may be significantly and adversely affected by the Year 2000 Problem due to the nature of financial information. In addition, software, hardware, and equipment outside our direct control and with which we electronically or operationally interface (e.g., including, but not limited to, third party vendor provided data processing, information system management, maintenance of computer system, and credit bureau information) may be affected. Furthermore, if computer systems are not adequately changed to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest calculations, payment amounts or due dates and other operating functions, may generate results which could be significantly misstated, and we could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of our suppliers and creditors and the creditworthiness of our borrowers. If not adequately addressed, the Year 2000 Problem could result in a material adverse impact on our products, services and competitive condition and therefore, our results of operations and could be deemed to imperil the safety and soundness of Astoria Federal. There has been limited litigation filed against corporations regarding the Year 2000 Problem and their compliance efforts. Nonetheless, the law in this area will likely continue to develop well into the new millennium. Should we experience a Year 2000 failure, our exposure could be significant and material.

     On July 20, 1999, the federal government enacted the Year 2000 Readiness and Responsibility Act, P.L.106-37. Among the goals of the legislation are: (1) to establish uniform legal standards that give businesses and users of technology products reasonable incentives to solve the Year 2000 problems before they develop, (2) to encourage remediation and testing efforts, (3) to promote alternative dispute resolution, and (4) to discourage insubstantial lawsuits while preserving remedies of plaintiffs who suffer genuine injury. No assurance can be given at this time that the legislation will have the effect of limiting our potential liability.

     The Office of Thrift Supervision, or OTS, our primary federal bank regulatory agency, along with the other federal bank regulatory agencies, has published substantive guidance on the Year 2000 Problem and has included Year 2000 compliance as a substantive area of examination for both regularly scheduled and special examinations. These publications, in addition to providing guidance as to examination criteria, have outlined requirements for creation and implementation of a compliance plan and target dates for testing and implementation of corrective actions, as discussed below. As a result of the oversight by and authority vested in the federal bank regulatory agencies, a financial institution that does not become Year 2000 compliant could become subject to administrative remedies similar to those imposed on financial institutions otherwise found not to be operating in a safe and sound manner, including remedies available under prompt corrective action regulations.

     We have developed and implemented a Year 2000 project plan, or the Plan, to address the Year 2000 Problem and its effects on us. The Plan includes five components which address issues involving awareness, assessment, renovation, validation and implementation. We have completed, in all material respects, all five phases of the Plan.

During the assessment and renovation phases of the Plan, we inventoried all material information systems and reviewed them for Year 2000 readiness. Among the systems reviewed were computer hardware and systems software, applications software and communications hardware and software as well as physical infrastructure including identification of embedded chips or automated devices. As noted below, this review included both internal systems and those of third party vendors which provide systems such as retail deposit processing, loan origination processing, loan servicing and general ledger and accounting systems and software. We then renovated or replaced the systems that may have posed a Year 2000-related problem. Following renovation, the functionality of the new systems were validated and implemented.

     Our mission critical hardware and software systems have also been renovated, tested and implemented within the OTS' suggested time frame. We completed testing of our mission critical vendor provided systems prior to September 30, 1998. We substantially completed testing of core mission critical internal systems as of December 31,1998 and also substantially completed tests of the renovations made of both internally and externally supplied systems, as of June 30, 1999. As part of the Plan, we had formal communications with all of our significant suppliers to determine the extent to which we are vulnerable to those third parties' failure to remediate their own Year 2000 Problem and have been following the progress of those vendors in becoming Year 2000 compliant. Where practical, we have scheduled and conducted end-to-end Year 2000 tests as well as participated in proxy testing with our business partners, allowing us additional opportunities to test readiness of internal and external systems.


     Despite our best efforts to ensure Year 2000 compliance, it is possible that one or more of our internal or external systems may fail to operate. Although we are Year 2000 ready, the potential that circumstances beyond our control may result in an interruption of normal business operations cannot be determined with complete certainty. As a result, we have formulated contingency plans for our mission critical systems where deemed feasible. These systems include retail deposit processing, check clearing and wire transfer capabilities, loan origination processing, loan servicing, investment monitoring and accounting, accounting operations and payroll processing. We have developed manual processes to ameliorate situations that may result from a loss of telecommunications, power, and/or isolated business systems. We expect to maintain the ability to conduct essential business transactions whenever possible, regardless of the loss of automated systems. All business units have also been involved in the review and, where necessary, amendment of the existing disaster recovery plans in addition to developing Year 2000 contingency plans, in order to address the possible failure of one or more mission critical systems.

     We have reviewed our customer base to determine whether they pose significant Year 2000 risks. Our customers consist primarily of individual depositors and residential mortgage loan borrowers who utilize our services for personal, household or consumer uses. These types of customers, individually and in the aggregate, are not likely to pose significant direct Year 2000 risks to us. Significant risks could occur if customers' employers or other third parties suffer significant disruptions caused by the Year 2000 Problem.

     Additionally, public concerns over the Year 2000 Problem could adversely impact our deposit flows near the end of 1999. Although we have made every effort to inform our deposit customers of the efforts taken in order to ensure that our computer systems will not be adversely effected by the Year 2000 Problem, there still exists a likelihood that some customers will remove their deposit funds. While we believe that deposit outflows related solely to the Year 2000 Problem will likely be both minimal and short-term in nature, we have planned for potential additional funding sources in the event that such deposit outflows occur.

     Monitoring and managing the Year 2000 Project has resulted in direct and indirect costs to us. Direct costs include charges by third party software vendors for product enhancements, costs involved in testing for Year 2000 compliance, and costs for developing and implementing contingency plans for critical systems which may fail. Indirect costs principally consist of the time devoted by existing employees in monitoring software vendor progress, testing, developing and implementing any necessary contingency plans. The direct and indirect costs of addressing the Year 2000 Problem continue to be charged to earnings as incurred, but have not been material to date. We do not believe that such costs will have a material effect on the results of operations, although there can be no assurance that such costs may not become material in the future. It is currently estimated that total Year 2000 compliance efforts will cost us, excluding reallocation of internal resources, approximately $2.2 million. We have incurred $1.9 million to date, which includes $750,000 expensed by LISB prior to the LIB Acquisition.

IMPACT OF PROPOSED LEGISLATION

   The U.S. Congress recently passed legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies and other financial service providers. The legislation is being forwarded to the President for his approval. Generally, the legislation would (1) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provide a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broaden the activities that may be conducted by national banks and banking subsidiaries of bank holdings companies, (4) provide an enhanced framework for protecting the privacy of consumer's information (5) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (6) modify the laws governing the implementation of the Community Reinvestment Act and (7) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities activities.

     In particular, the pending legislation would restrict certain of the powers that unitary savings and loan association holding companies currently have. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, would retain their authority under current law. All other savings and loan holding companies would be limited to financially related activities permissible for bank holding companies, as defined under the new law. We have been a unitary savings and loan holding company since 1993. The proposed legislation would prohibit non-financial companies from acquiring savings and loan association holding companies.

     Bank holding companies would be permitted to engage in a wider variety of financial activities than is permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     We do not believe that the proposed legislation, as publicly reported, would have a material adverse affect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in an increased number of larger financial institutions that both offer a wider variety of financial services than we currently offer and can aggressively compete in the markets we currently serve.

LIQUIDITY AND CAPITAL RESOURCES

   Our primary source of funds is cash provided by investing activities, which includes principal and interest payments on loans, mortgage-backed securities and other securities. Principal payments on loans, mortgage-backed securities and proceeds from maturities of other securities totaled $4.39 billion for the nine months ended September 30, 1999 and $4.08 billion for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, we received $188.4 million of funds from the sale of securities available-for-sale and real estate versus $1.11 billion from sales during the nine months ended September 30, 1998. Our other sources of funds are provided by operating and financing activities. Net cash provided from operating activities totaled $221.5 million during the nine months ended September 30, 1999 and $44.2 million during the nine months ended September 30, 1998. The net increase in borrowings during the nine months ended September 30, 1999 totaled $2.64 billion reflecting the funding of our asset growth discussed below. The net decrease in deposits totaled $208.6 million during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the net increase in borrowings totaled $2.86 billion and the net decrease in deposits totaled $286.1 million.

   Our primary use of funds in our investing activities are for the purchase and origination of mortgage loans and the purchase of mortgage-backed and other securities. During the nine months ended September 30, 1999, our gross originations and purchases of mortgage loans totaled $3.11 billion, compared to $3.86 billion during the nine months ended September 30, 1998. Our purchases of mortgage-backed and other securities totaled $4.35 billion during the nine months ended September 30, 1999 and $4.79 billion during the comparable 1998 period.

   Stockholders' equity totaled $1.36 billion at September 30, 1999 and $1.46 billion at December 31, 1998. Decreases to stockholders' equity included a $207.7 million increase in the unrealized loss on securities, net of taxes, primarily due to increases in interest rates during the nine months ended September 30, 1999, which adversely affected the market values of our available-for-sale securities. Additional decreases in stockholders' equity were the result of repurchases of our common stock of $66.7 million and dividends declared of $42.8 million. These decreases were partially offset by $176.1 million of net income, the effect of options exercised and related tax benefit of $26.5 million and the amortization for the allocated portion of shares held by the ESOPs and the related tax benefit on the earned portion of the shares held by the RRP of $11.0 million.

   Astoria Federal is required by the OTS to maintain a minimum liquidity ratio, calculated as an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. Astoria Federal's liquidity ratios were 6.63% at September 30, 1999 and 11.29% at December 31, 1998. The levels of Astoria Federal's liquid assets are dependent on Astoria Federal's operating, investing and financing activities during any given period.

   On April 21, 1999, our Board of Directors approved our sixth stock repurchase plan authorizing the purchase, at our management's discretion, of up to 10% of our common stock then outstanding, or 5,528,000 shares, over a two year period in open-market or privately negotiated transactions. Under this plan, 1,503,700 shares of our common stock have been repurchased during the second and third quarters of 1999 at an aggregate cost of $66.7 million.

     On September 1, 1999, we paid a quarterly cash dividend equal to $0.24 per share on shares of our common stock outstanding as of the close of business on August 13, 1999, totaling $12.6 million. On October 20, 1999, we declared a quarterly cash dividend of $0.24 per share on shares of our common stock payable on December 1, 1999 to stockholders of record as of the close of business on November 15, 1999. Beginning October 15, 1997, we have paid quarterly cash dividends equal to $0.75 per share on shares of our Series B Preferred Stock, aggregating $1.5 million per quarter.

     At September 30, 1999, Astoria Federal's total capital exceeded all of its regulatory capital requirements with a tangible ratio of 5.55%, leverage ratio of 5.55%, and risk-based capital ratio of 14.50%. The minimum regulatory requirements were a tangible ratio of 1.50%, leverage ratio of 4.00%, and risk-based capital ratio of 8.00%.

INTEREST RATE SENSITIVITY ANALYSIS

     As a financial institution, our primary component of market risk is interest rate volatility. Our net interest income, the primary component of our net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of our assets and the liabilities which fund them. We seek to manage interest rate risk by monitoring and controlling the variation in repricing intervals between our assets and liabilities. To a lesser extent, we also monitor our interest rate sensitivity by analyzing the estimated changes in market value of our assets and liabilities assuming various interest rate scenarios. As discussed more fully below, a variety of factors influence the repricing characteristics and the market value of any given asset or liability.

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

     The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayments. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages.
However, the major factors affecting prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.

     We monitor interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis. Purchases of fixed-rate mortgage-backed securities are concentrated on those securities with short- and medium-term average lives. Originations of thirty-year fixed rate mortgages and, more recently, fifteen-year fixed rate mortgages are originated and sold in the secondary market, while those with shorter durations, primarily adjustable-rate mortgages are held-for-investment.

     At September 30, 1999, our net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $522.6 million, representing a positive cumulative one-year gap of 2.29% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.07 billion, representing a positive cumulative one-year gap of 5.18% of total assets at December 31, 1998. Our September 30, 1999 and December 31, 1998 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at September 30, 1999 were classified within the one-year or less maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $7.40 billion, representing a positive cumulative one-year gap of 32.35% of total assets.
Using this method at December 31, 1998, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.46 billion, representing a positive cumulative one-year gap of 31.39% of total assets. The available-for-sale securities may or may not be sold, subject to our discretion.

     The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1999, that we anticipate, using certain assumptions based on our historical experience and other data available to us to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in this table are $1.31 billion of callable other securities at their amortized cost, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $1.01 billion are callable within one year and at various other times thereafter. These securities are not included in the one year or less category in the Gap Table. Also included in this table are $10.68 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than three years to five years category and the more than five years category. Of such borrowings, $3.13 billion are callable within one year and at various other times thereafter. These borrowings are not included in the one year or less category in the Gap Table. The use of these callable borrowings during our periods of rapid growth and the low absolute level of interest rates, has allowed us to maintain a low cost of funding. As of September 30, 1999, the weighted average rate on these borrowings was 5.21%. While the majority of those borrowings which have already reached their first call date have not been called, there can be no assurances that these borrowings will not be called in the future, particularly in a rising interest rate environment. If those securities and borrowings had been categorized according to their call dates, our cumulative one-year gap would have been negative at September 30, 1999.


                                                              At September 30, 1999
                                          -----------------------------------------------------------------------------------
                                                             More than        More than
                                                             One Year         Three Years
                                           One Year             to               to              More than
(Dollars in Thousands)                     or Less           Three Years      Five Years         Five Years          Total
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                      $2,455,738        $2,520,869       $ 2,247,226        $2,527,938        $9,751,771
   Consumer and other loans (1)               148,120            33,375                 -                 -           181,495
   Federal funds sold and
     repurchase agreements                    127,209                 -                 -                 -           127,209
   Mortgage-backed and other
     securities available-for-sale (2)      2,681,472         2,043,059         1,787,633         3,042,785         9,554,949
   Mortgage-backed and other
     securities held-to-maturity (2)          553,538           377,307           151,899         1,143,636         2,226,380
                                              -------           -------           -------         ---------         ---------
Total interest-earning assets               5,966,077         4,974,610         4,186,758         6,714,359        21,841,804
Add:
   Net unamortized purchase
     premiums and deferred fees (3)            13,063            13,728            12,497            14,213            53,501
                                           ----------        ----------       -----------        ----------       -----------
Net interest-earning assets                $5,979,140        $4,988,338       $ 4,199,255        $6,728,572       $21,895,305
                                           ----------        ----------       -----------        ----------       -----------
Interest-bearing liabilities:
   Savings                                $   158,708       $   317,416      $    317,416        $1,851,592       $ 2,645,132
   NOW                                          6,471            12,943            12,943            97,069           129,426
   Money market                               977,107            14,390            14,390           107,929         1,113,816
   Money manager                               18,162            36,324            36,324           272,432           363,242
   Certificates of deposit                  3,301,250         1,305,859           250,338                 -         4,857,447
   Borrowed funds (2)                         994,848         1,699,724         5,790,000         3,180,000        11,664,572
                                           ----------        ----------       -----------        ----------       -----------
Total interest-bearing liabilities        $ 5,456,546        $3,386,656       $ 6,421,411        $5,509,022       $20,773,635
                                           ----------        ----------       -----------        ----------       -----------
Interest sensitivity gap                  $   522,594        $1,601,682       $(2,222,156)       $1,219,550       $ 1,121,670
                                           ----------        ----------       -----------        ----------       -----------

Cumulative interest sensitivity gap
                                          $   522,594        $2,124,276       $   (97,880)       $1,121,670
                                          -----------        ----------       ------------       ----------

Cumulative interest sensitivity gap
   as a percentage of total assets               2.29%             9.29%            (0.43)%            4.91%
Cumulative net interest-earning assets
   as a percentage of interest-bearing
        liabilities                            109.58%           124.02%            99.36%           105.40%


(1) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(2) Includes $1.01 billion of other securities and $3.13 billion of borrowings, callable within one year and at various other times thereafter and not included in the one year or less category, which are each classified according to their contractual maturity dates (primarily in the more than five years category for other securities and the more than three years to five years and the more than five years categories for borrowings).


(3)  Net unamortized purchase premiums and deferred fees are prorated.


     Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as ARM loans, have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further,in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The Gap Table reflects our estimates as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

     We also monitor Astoria Federal's interest rate sensitivity through analysis of the change in the net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed rate asset will decline, whereas the fair value of an adjustable rate asset, depending on its repricing characteristics, may not decline. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the value of assets in the same scenario. This analysis, presented in the following table, or the NPV Table, initially measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on Astoria Federal's quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily because of differences in assumptions utilized between our internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to the Gap Table were used. However, we have utilized different assumptions with respect to the borrowings with imbedded call features for the NPV Table. Specifically, for the scenarios involving no change or an increase in interest rates, we have assumed that those borrowings with imbedded call options will be called at their next available call date. Since the NPV Table reflects a hypothetical value of net assets based on present value of cash flows, utilizing the shorter life by call date instead of maturity date would result in the most conservative value of Astoria Federal's borrowings and, therefore, the most conservative view of its NPV ratio. Despite the recent increase in interest rates during the first nine months of 1999, many of these borrowings which are currently in their call periods have not had those options exercised, thereby allowing us to maintain our low borrowing cost. However, no assurance can be given that this will continue in the future.

     The NPV Table is based on simulations which utilize institution specific assumptions with regard to future cash flows, including customer options such as loan prepayments, period and lifetime caps, puts and calls, and deposit withdrawal estimates. The NPV Table uses discount rates derived from various sources including, but not limited to, U.S. Treasury yield curves, thrift retail certificate of deposit curves, national and local secondary mortgage markets, brokerage security pricing services and various alternative funding sources. Specifically, for mortgage loans receivable, the discount rates used were based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term. The discount rates used for certificates of deposit and borrowings were based on rates which approximate those we would incur to replace such funding of similar remaining maturities. The NPV Table calculates the NPV at a flat rate scenario by computing the present value of cash flows of interest earning assets less the present value of interest bearing liabilities. Certain assets, including fixed assets and real estate held for development, are assumed to remain at book value (net of valuation allowance) regardless of interest rate scenario.

     The following represents Astoria Federal's NPV Table as of September 30, 1999.

                            Net Portfolio Value ("NPV")                  Portfolio Value of Assets
    Rates in        ------------------------------------------           -------------------------
  Basis Points       Dollar            Dollar       Percentage              NPV          Sensitivity
  (Rate Shock)       Amount            Change        Change                Ratio           Change
  ------------       ------            ------        ------                -----           ------
                                  (Dollars in Thousands)
     +200          $1,333,102        $(866,393)       (39.39)%               6.30%          (3.46)%
     +100           1,814,472         (385,023)       (17.51)                8.30           (1.46)
      -0-           2,199,495                -             -                 9.76               -
     -100           2,600,015          400,520         18.21                11.22            1.46
     -200           2,379,136          179,641          8.17                10.15            0.39

     As with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling of changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is immediate and is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the NPV Table are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Accordingly, although the NPV measurements, in theory, may provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide for a precise forecast of the effect of changes in market interest rates on Astoria Federal's NPV and will differ from actual results.

     From time to time, in an attempt to further reduce volatility in our earnings caused by changes in interest rates, we will enter into financial derivative agreements with third parties. At September 30, 1999, we had $60.0 million of interest rate floor agreements and $450.0 million of interest rate swap agreements outstanding based on their notional amount. Additionally, we are not subject to foreign currency exchange or commodity price risk and do not own any trading assets.

LOAN PORTFOLIO
--------------
     The following table sets forth the composition of our loan portfolio at September 30, 1999 and December 31, 1998.

                                                At September 30, 1999       At December 31, 1998
                                                ---------------------       ---------------------
                                                              Percent                   Percent
                                                                of                          of
(Dollars in Thousands)                           Amount       Total         Amount       Total
                                              -----------    -------     -----------     ------
MORTGAGE LOANS GROSS (1):

    One-to-four family                        $ 8,841,211     88.49%     $ 7,857,964     87.37%
    Multi-family                                  550,003      5.51          452,854      5.03
    Commercial                                    416,287      4.17          453,973      5.05
                                                  -------      ----          -------      ----

      Total mortgage loans                      9,807,501     98.17        8,764,791     97.45
                                                ---------     -----        ---------     -----

CONSUMER AND OTHER LOANS:

    Home equity                                   118,812      1.19          142,437      1.58
    Passbook                                        7,186      0.07            6,653      0.07
    Other                                          57,292      0.57           80,287      0.90
                                                   ------      ----           ------      ----

Total consumer and other loans                    183,290      1.83          229,377      2.55
                                                  -------      ----          -------      ----

TOTAL LOANS                                     9,990,791    100.00%       8,994,168    100.00%
                                                =========    ======        =========    ======

LESS:

    Unearned discounts, premiums and
        deferred loan fees, net                    55,247                     32,463
    Allowance for loan losses                     (74,332)                   (74,403)
                                              ------------                ----------
TOTAL LOANS, NET                              $ 9,971,706                 $8,952,228
                                              ===========                 ==========


1. These amounts include $38.5 million and $212.9 million of mortgage loans held-for-sale at September 30, 1999 and December 31, 1998, respectively.

Securities Portfolio
--------------------

    The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at September 30, 1999 and December 31, 1998.

                                                                    At September 30, 1999
                                                                    ---------------------
                                                                    Gross           Gross         Estimated
                                                Amortized        Unrealized      Unrealized         Fair
(In Thousands)                                    Cost             Gains           Losses           Value
--------------                                  ---------        ----------      ----------       ---------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
      GNMA pass-through certificates           $     135,829       $     874       $    (1,345)     $  135,358
      FHLMC pass-through certificates                242,647           1,426            (1,810)        242,263
      FNMA pass-through certificates                 466,093           5,826            (1,639)        470,280
      REMICs and CMOs:
         Agency issuance                           6,713,217             952          (291,889)      6,422,280
         Non agency issuance                       1,659,816             702           (43,248)      1,617,270
                                                   ---------           -----          --------       ---------
   Total mortgage-backed securities                9,217,602           9,780          (339,931)      8,887,451
                                                   ---------           -----          --------       ---------

  Other securities:
      Obligations of the U.S.
         Government and agencies                     546,902             162           (53,709)        493,355
      Corporate debt securities                       51,603               -            (4,377)         47,226
      FNMA and FHLMC preferred stock                 127,515           1,111            (4,000)        124,626
      Equity and other securities                      2,268              24                (1)          2,291
                                                   ---------           -----          --------       ---------
   Total other securities                            728,288           1,297           (62,087)        667,498
                                                   ---------           -----          --------       ---------
Total Available-for-Sale                       $   9,945,890       $  11,077       $  (402,018)    $ 9,554,949
                                               =============       =========        ============   ===========

HELD-TO-MATURITY:
   Mortgage-backed securities:
      GNMA pass-through certificates           $       4,630       $     281       $         -     $     4,911
      FHLMC pass-through certificates                 48,187           1,184               (25)         49,346
      FNMA pass-through certificates                  13,510              35              (460)         13,085
      REMICs and CMOs:
         Agency issuance                             699,165           2,723            (3,220)        698,668
         Non agency issuance                         366,144             260            (3,375)        363,029
                                                   ---------           -----          --------       ---------
   Total mortgage-backed securities                1,131,636           4,483            (7,080)      1,129,039
                                                   ---------           -----          --------       ---------

   Other securities:
      Obligations of the U.S.
        Government and agencies                      763,076              32           (47,328)        715,780
      Obligations of states and
         political subdivisions                       46,173               -               (28)         46,145
      Corporate debt                                  19,771              61              (364)         19,468
                                                   ---------           -----          --------       ---------
  Total other securities                             829,020              93           (47,720)        781,393
                                                   ---------           -----          --------       ---------
Total Held-to-Maturity                         $   1,960,656       $   4,576       $   (54,800)    $ 1,910,432
                                               =============        ========       ===========     ===========



                                                               At December 31, 1998
                                                               --------------------
                                                              Gross          Gross          Estimated
                                            Amortized      Unrealized       Unrealized          Fair
(In Thousands)                               Cost            Gains            Losses            Value
--------------                               ----            -----            ------            -----
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates      $   163,731     $     2,795     $       (10)     $   166,516
       FHLMC pass-through certificates         342,311           2,079          (1,668)         342,722
       FNMA pass-through certificates          608,842           8,513          (1,561)         615,794
       REMICs and CMOs:
           Agency issuance                   4,961,157           1,363         (42,020)       4,920,500
           Non agency issuance               1,509,402           3,689          (4,789)       1,508,302
                                             ---------          ------       ---------        ---------
   Total mortgage-backed securities          7,585,443          18,439         (50,048)       7,553,834
                                             ---------          ------       ---------        ---------

   Other securities:
       Obligations of the U.S.
          Government and agencies              462,302           4,910             (13)         467,199
       Corporate debt securities                21,048              --            (322)          20,726
       FNMA and FHLMC preferred stock          127,515           1,325              --          128,840
       Equity and other securities              25,904              41            (100)          25,845
                                             ---------          ------       ---------        ---------
   Total other securities                      636,769           6,276            (435)         642,610
                                             ---------          ------       ---------        ---------
Total Available-for-Sale                   $ 8,222,212     $    24,715     $   (50,483)     $ 8,196,444
                                           ===========     ===========     ===========      ===========

HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates      $    53,455     $     2,122     $        --      $    55,577
       FHLMC pass-through certificates          14,738             493              (4)          15,227
       FNMA pass-through certificates           15,954             135              --           16,089
       REMICs and CMOs:
           Agency issuance                     785,314           3,427          (1,138)         787,603
           Non agency issuance                 267,338           1,404          (2,093)         266,649
                                             ---------          ------       ---------        ---------
   Total mortgage-backed securities          1,136,799           7,581          (3,235)       1,141,145
                                             ---------           -----          ------        ---------

   Other securities:
       Obligations of the U.S.
         Government and agencies               925,074          10,412            (128)         935,358
       Obligations of states and
         political subdivisions                 46,938              --              (1)          46,937
                                             ---------          ------       ----------       ---------
   Total other securities                      972,012          10,412            (129)         982,295
                                             ---------          ------       ----------       ---------
Total Held-to-Maturity                     $ 2,108,811     $    17,993      $   (3,364)     $ 2,123,440
                                           ===========     ===========      ==========      ===========

COMPARISON OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
AND OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998


FINANCIAL CONDITION

     Total assets increased $2.27 billion, to $22.86 billion at September 30, 1999, from $20.59 billion at December 31, 1998. This increase was primarily due to our objective of effectively deploying capital through asset growth, which resulted in increases in the mortgage loan and mortgage-backed securities portfolios, primarily during the first quarter of 1999. Mortgage loans held-for-investment, net, increased $1.24 billion, from $8.58 billion at December 31, 1998 to $9.82 billion at September 30, 1999. Gross mortgage loans originated and purchased during the nine months ended September 30, 1999 totaled $3.11 billion, of which $2.83 billion were originations and $280.6 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $3.69 billion of originations and $171.1 million of purchases for a total of $3.86 billion during the nine months ended September 30, 1998. The decrease in the mortgage loan originations was primarily a result of the increase in interest rates, which decreased the levels of mortgage refinance activity. Additionally, we are focusing on originating loans for portfolio rather than for sale in the secondary market. The closing and disposal of all the LPOs acquired from LIB also contributed to the significant reduction in our volume of loan originations. This was offset by a slowdown in loan prepayments, also a result of the increase in interest rates, as well as a decrease in loans held-for-sale. Mortgage-backed securities increased $1.33 billion to $10.02 billion at September 30, 1999, from $8.69 billion at December 31, 1998. This increase was primarily the result of significant purchases during the nine months ended September 30, 1999, primarily agency-issued REMICs and CMOs purchased in the first quarter of 1999, of $4.15 billion, offset by principal payments received of $2.38 billion. Other assets increased $134.5 million from $166.6 million at December 31, 1998 to $301.1 million at September 30, 1999, primarily due to the increase in the deferred tax asset directly related to the increase in the unrealized loss on securities available-for-sale.

     The growth in the loan and mortgage-backed securities portfolios was funded primarily through additional medium-term borrowings, which is consistent with our strategy of complementing our growth through acquisitions by leveraging our excess capital. Reverse repurchase agreements increased $2.49 billion, to $9.78 billion at September 30, 1999, from $7.29 billion at December 31, 1998. Federal Home Loan Bank of New York advances increased $199.9 million to $1.41 billion at September 30, 1999 from $1.21 billion at December 31, 1998. Deposits decreased $228.1 million from $9.67 billion at December 31, 1998 to $9.44 billion at September 30, 1999 primarily due to the sale of our five upstate New York banking offices with deposits totaling $156.4 million in the third quarter of 1999. Competition with equity markets, coupled with a low interest rate environment, created minimal opportunities for deposit growth.

    Stockholders' equity totaled $1.36 billion at September 30, 1999 and $1.46 billion at December 31, 1998. Decreases to stockholders' equity included a $207.7 million increase in the unrealized loss on securities, net of taxes, primarily due to increases in interest rates during the nine months ended September 30, 1999, which adversely affected the market values of our available-for-sale securities. Additional decreases in stockholders' equity were the result of repurchases of our common stock of $66.7 million and dividends declared of $42.8 million. These decreases were partially offset by $176.1 million of net income, the effect of options exercised and related tax benefit of $26.5 million and the amortization for the allocated portion of shares held by the ESOPs and the related tax benefit on the earned portion of the shares held by the RRP of $11.0 million.

    We believe that we have been successful in achieving our strategy of growth through deployment of our excess capital and are now focused on maintaining our current capital ratio levels, which are currently at "well capitalized" amounts. As such, we have de-emphasized further growth during the 1999 second and third quarters. We expect to continue to emphasize the origination of one-to-four family mortgage loans in an effort to utilize funds from anticipated mortgage loan and mortgage-backed security repayments. In addition, we have begun to sell, in the secondary market, our 15-year fixed-rate mortgage loan production, but will continue to retain, in our portfolio, our adjustable-rate mortgage loan production. By doing so, we intend to shift our asset mix towards adjustable rate mortgage loans in response to the current rising interest rate environment.

RESULTS OF OPERATIONS

GENERAL

     Net income increased $42.0 million, or 169.3%, to $66.9 million, or diluted earnings per common share of $1.25 for the third quarter of 1999, from $24.9 million, or diluted earnings per common share of $0.44, for the comparable period in 1998. The return on average assets increased to 1.16% for the third quarter of 1999, from 0.53% for the third quarter of 1998. The return on average equity increased to 20.27% for the 1999 third quarter, from 6.49% for the 1998 third quarter. The return on average tangible equity increased to 24.59% for the quarter ended September 30, 1999, from 7.79% for the comparable 1998 period.

     For the nine months ended September 30, 1999, net income increased $75.5 million, or 75.1%, to $176.1 million, or diluted earnings per common share of $3.24, from $100.6 million, or diluted earnings per common share of $1.82 for the nine months ended September 30, 1998. The return on average assets increased to 1.03% for the nine months ended September 30, 1999, from 0.75% for the nine months ended September 30, 1998. The return on average equity increased to 16.83% for the nine months ended September 30, 1999, from 8.93% for the comparable 1998 period. The return on average tangible equity increased to 20.28% for the nine months ended September 30, 1999, from 10.80% for the nine months ended September 30, 1998.

     Net income for the quarter ended September 30, 1999, excluding the net gain on disposition of banking and loan production offices, net of taxes, of $11.9 million, or $0.23 diluted earnings per common share, was $55.0 million, or $1.02 diluted earnings per common share. Excluding such gain, for the third quarter of 1999, the return on average assets was 0.96%, the return on average equity was 16.66% and the return on average tangible equity was 20.22%. For the nine months ended September 30, 1999, net income, excluding the net gain on disposition of banking and loan production offices, net of taxes, of $11.1 million, or $0.21 diluted earnings per common share, was $165.0 million, or diluted earnings per common share of $3.03. Excluding such gain, for the nine months ended September 30, 1999, the return on average assets was 0.97%, the return on average equity was 15.76% and the return on average tangible equity was 19.00%.

NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.

     Our net interest income is significantly impacted by changes in interest rates and market yield curves. Over the past two years, interest rates have declined significantly, and various financial instrument markets have become increasingly volatile. In addition, the decline in interest rates on long-term instruments has generally been greater than the decline in interest rates on short-term instruments, accentuating the flatness of the U.S. Treasury yield curve. During the nine months ended September 1999, however, interest rates in general have increased from the fourth quarter of 1998, and the increase in interest rates on long-term instruments has been greater than the increase in interest rates on short-term instruments, resulting in a steepening of the U.S. Treasury yield curve. Despite this change in the U.S. Treasury yield curve, we have continued to experience compression on our net interest spread and net interest margin for both the third quarter and the nine months ended September 30, 1999 versus the comparable 1998 periods. This compression was a result of the growth of interest-earning assets and interest-bearing liabilities during the 1998 lower interest rate environment.

     Net interest income increased $20.9 million, or 18.7%, to $133.2 million for the three months ended September 30, 1999, from $112.3 million for the three months ended September 30, 1998. The increase in total average interest-earning assets of $4.48 billion was offset by an increase in total average interest-bearing liabilities of $4.46 billion. Our net interest rate spread decreased to 2.08% for the third quarter of 1999, from 2.13% for the third quarter of 1998. This decrease in net interest rate spread was the result of the average yield on total interest-earning assets decreasing to 6.78% for the third of 1999, from 7.02% for the third quarter of 1998, partially offset by the average cost of interest-bearing liabilities decreasing to 4.70% for the third quarter of 1999, from 4.89% for the third quarter of 1998. Our net interest margin decreased to 2.39% for the third quarter of 1999 as compared to 2.52% for the third quarter of 1998.

     For the nine months ended September 30, 1999, net interest income increased $72.6 million, or 21.8%, to

$405.8 million, from $333.2 million for the nine months ended September 30, 1998. This change was a result of an increase in total average interest-earning assets of $4.92 billion, offset by an increase in total average interest-bearing liabilities of $4.90 billion. This increase in average net interest-earning assets was partially offset by a decrease in the net interest rate spread to 2.17% for the nine months ended September 30, 1999, from 2.21% for the nine months ended September 30, 1998. The change in the net interest rate spread resulted from a decrease in the average yield on total interest-earning assets to 6.80% for the nine months ended September 30, 1999, from 7.08% for the nine months ended September 30, 1998, partially offset by a decrease in the average cost of interest-bearing liabilities to 4.63% for the nine months ended September 30, 1999, from 4.87% for the comparable 1998 period. The net interest margin was 2.47% for the nine months ended September 30, 1999 and 2.62% for the same period in 1998.

ANALYSIS OF NET INTEREST INCOME

     The following table sets forth certain information for the three and nine months ended September 30, 1999 and 1998. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown, except where otherwise noted. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to interest rates.


                                                                             Quarter Ended September 30,
                                          ---------------------------------------------------------------------------------------
                                                            1999                                         1998
                                          ---------------------------------------------------------------------------------------
                                                                             Average                                    Average
                                          Average                             Yield/     Average                         Yield/
(Dollars in Thousands)                    Balance            Interest          Cost      Balance       Interest           Cost
----------------------                    -------            --------          ----      -------       --------           ----
ASSETS:                                                                   (Annualized)                               (Annualized)
   Interest-earning assets:
      Mortgage loans                       $ 9,723,462     $   172,208         7.08%  $ 8,457,351      $   155,824        7.37%
      Consumer and other loans                 192,741           4,726         9.81       264,112            6,192        9.38
      Mortgage-backed securities (1)        10,434,731         167,422         6.42     6,903,916          113,025        6.55
      Other securities (1)                   1,809,690          31,854         7.04     1,939,627           34,080        7.03
      Federal funds sold and
         repurchase agreements                 171,470           2,237         5.22       280,137            3,921        5.60
                                           -----------     -----------                -----------      -----------        ----
    Total interest-earning assets           22,332,094         378,447         6.78    17,845,143          313,042        7.02
                                                           -----------                                 -----------
    Non-interest-earning assets                656,870                                    834,563
                                           -----------                                -----------
Total assets                               $22,988,964                                $18,679,706
                                           ===========                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                              $ 2,688,840     $    13,718         2.04%  $ 2,888,979      $    18,762        2.60%
      Certificates of deposit                4,883,535          64,517         5.28     5,204,569           71,503        5.50
      NOW                                      117,747             294         1.00       124,974              455        1.46
      Money market                           1,096,111          11,979         4.37       758,915            8,590        4.53
      Money manager                            395,928             988         1.00       356,720            1,220        1.37
                                           -----------     -----------                -----------      -----------
      Total deposits                         9,182,161          91,496         3.99     9,334,157          100,530        4.31
      Borrowed funds                        11,684,305         153,714         5.26     7,072,755          100,242        5.67
                                           -----------     -----------                -----------      -----------
    Total interest-bearing liabilities      20,866,466         245,210         4.70    16,406,912          200,772        4.89
                                                           -----------                                 -----------
    Non-interest-bearing liabilities           801,327                                    739,693
                                           -----------                                -----------
Total liabilities                           21,667,793                                 17,146,605
Stockholders' equity                         1,321,171                                  1,533,101
                                           -----------                                 ----------
Total liabilities and stockholders'
    equity                                 $22,988,964                                 $18,679,706
                                           ===========                                 ===========

    Net interest income/net interest
       rate spread                                       $   133,237          2.08%                     $  112,270        2.13%
                                                         ===========          ====                      ==========        ====

    Net interest-earning assets/net
       interest margin                     $ 1,465,628                        2.39%     $ 1,438,231                       2.52%
                                           ===========                        ====      ===========                       ====
    Ratio of interest-earning assets
      to interest-bearing liabilities            1.07x                                        1.09x
                                                 ====                                         ====



-----------------------
(1)  Securities available-for-sale are reported at average amortized cost.


                                                                         Nine Months Ended September 30,
                                            -------------------------------------------------------------------------------------
                                                              1999                                         1998
                                            -------------------------------------------------------------------------------------
                                                                             Average                                   Average
                                             Average                         Yield/        Average                      Yield/
(Dollars in Thousands)                       Balance            Interest     Cost          Balance       Interest        Cost
----------------------------------------------------------------------------------------------------------------------------------
                                                                          (Annualized)                                (Annualized)
ASSETS:
   Interest-earning assets:
       Mortgage loans                        $ 9,374,928     $   502,014         7.14%    $  8,224,446    $   457,959       7.42%
       Consumer and other loans                  207,328          14,797         9.52          265,346         18,596       9.34
       Mortgage-backed securities (1)         10,333,972         497,287         6.42        6,339,109        314,356       6.61
       Other securities (1)                    1,841,231          96,871         7.01        1,893,548         99,965       7.04
       Federal funds sold and
        repurchase agreements                    150,831           5,586         4.94          263,336         11,134       5.64
                                             -----------     -----------                  ------------    -----------
   Total interest-earning assets              21,908,290       1,116,555         6.80       16,985,785        902,010       7.08
                                                             -----------                                  -----------
   Non-interest-earning assets                   790,341                                       885,117
                                             -----------                                  ------------
Total assets                                 $22,698,631                                  $ 17,870,902
                                             ===========                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
           Interest-bearing liabilities:
     Savings                                 $ 2,726,939     $    41,085         2.01%    $  2,912,184    $    56,903       2.61%
     Certificates of deposit                   4,964,526         194,136         5.21        5,369,395        220,610       5.48
     NOW                                         128,246             951         0.99          126,045          1,391       1.47
     Money market                              1,004,608          32,071         4.26          697,393         23,501       4.49
     Money manager                               386,159           2,860         0.99          352,841          3,729       1.41
                                             -----------     -----------                  ------------    -----------
     Total deposits                            9,210,478         271,103         3.92        9,457,858        306,134       4.32
     Borrowed funds                           11,270,505         439,630         5.20        6,119,113        262,717       5.72
                                             -----------     -----------                  ------------    -----------
   Total interest-bearing liabilities         20,480,983         710,733         4.63       15,576,971        568,851       4.87
                                                             -----------                                  -----------
   Non-interest-bearing liabilities              822,089                                       792,432
                                             -----------                                  -------------
Total liabilities                             21,303,072                                     16,369,403
Stockholders' equity                           1,395,559                                      1,501,499
                                             -----------                                  -------------
Total liabilities and stockholders'
   equity                                    $22,698,631                                    $17,870,902
                                             ===========                                    ===========

   Net interest income/net interest
     rate spread                                             $   405,822         2.17%                    $   333,159       2.21%
                                                             ===========         ====                     ===========       ====

   Net interest-earning assets/net
     interest margin                         $ 1,427,307                         2.47%     $ 1,408,814                      2.62%
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

RATE/VOLUME ANALYSIS

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                       Quarter Ended September 30, 1999      Nine Months Ended September 30, 1999
                                                  Compared to                             Compared to
                                       Quarter Ended September 30, 1998      Nine Months Ended September 30, 1998
                                       --------------------------------      ------------------------------------
(In Thousands)                               Increase (Decrease)                       Increase (Decrease)
-----------------------------------------------------------------------------------------------------------------
                                        Volume        Rate          Net        Volume         Rate          Net
                                       ---------    ---------    ---------    ---------    ---------    ---------
Interest-earning assets:
   Mortgage loans ..................   $  22,685    $  (6,301)   $  16,384    $  61,899    $ (17,844)   $  44,055
   Consumer and other loans ........      (1,739)         273       (1,466)      (4,149)         350       (3,799)
   Mortgage-backed securities ......      56,685       (2,288)      54,397      192,229       (9,298)     182,931
   Other securities ................      (2,274)          48       (2,226)      (2,681)        (413)      (3,094)
   Federal funds sold and repurchase
      agreements ...................      (1,433)        (251)      (1,684)      (4,299)      (1,249)      (5,548)
                                       ---------    ---------    ---------    ---------    ---------    ---------

Total ..............................      73,924       (8,519)      65,405      242,999      (28,454)     214,545
                                       ---------    ---------    ---------    ---------    ---------    ---------

Interest-bearing liabilities:
   Savings .........................      (1,228)      (3,816)      (5,044)      (3,428)     (12,390)     (15,818)
   Certificates of deposit .........      (4,237)      (2,749)      (6,986)     (16,012)     (10,462)     (26,474)
   NOW .............................         (25)        (136)        (161)          23         (463)        (440)
   Money market ....................       3,702         (313)       3,389        9,833       (1,263)       8,570
   Money manager ...................         124         (356)        (232)         326       (1,195)        (869)
   Borrowed funds ..................      61,186       (7,714)      53,472      202,748      (25,835)     176,913
                                       ---------    ---------    ---------    ---------    ---------    ---------

Total ..............................      59,522      (15,084)      44,438      193,490      (51,608)     141,882
                                       ---------    ---------    ---------    ---------    ---------    ---------

Net change in net interest
   income ..........................   $  14,402    $   6,565    $  20,967    $  49,509    $  23,154    $  72,663
                                       =========    =========    =========    =========    =========    =========

INTEREST INCOME

     Interest income for the three months ended September 30, 1999 increased $65.4 million, or 20.9%, to $378.4 million, from $313.0 million for the three months ended September 30, 1998. This increase was the result of a $4.48 billion increase in average interest-earning assets to $22.33 billion for the three months ended September 30, 1999, from $17.85 billion for the comparable period in 1998. This increase was partially offset by a decrease in the average yield of interest-earning assets to 6.78% for the third quarter of 1999, from 7.02% for the third quarter of 1998. The increase in average interest-earning assets, for both the three and nine month periods, was primarily due to increases in mortgage loans and mortgage-backed securities resulting from our strategy of deploying excess capital through growth.

     Interest income on mortgage loans increased $16.4 million to $172.2 million for the third quarter of 1999, from $155.8 million for the third quarter of 1998, which was the result of an increase in the average balance of $1.27 billion, partially offset by a decrease in the average yield on mortgage loans to 7.08% for the third quarter of 1999, from 7.37% for the third quarter of 1998. The increase in the average balance of mortgage loans reflects our continued emphasis on originations of primarily one-to-four family residential mortgage loans. The decrease in the average yield was due to the continued decline in market interest rates during the later half of 1998, coupled with the accelerated prepayments and refinancing activity during 1998, which continued through the first quarter of 1999. Although rising interest rates during the first nine months of 1999 have caused a deceleration of this prepayment and refinancing activity, the overall levels of interest rates did not surpass prior year levels until late in the second quarter of 1999. Additionally, the rising interest rate environment has created a shift in consumer demand from fixed rate products to adjustable rate products. As such, the impact of these rising rates has not yet been reflected in the overall average yield on our mortgage loan portfolio. Interest income on consumer and other loans decreased $1.5 million resulting from a decrease in the average balance of $71.4 million, partially offset by an increase in the yield to 9.81% for the third quarter of 1999, from 9.38% for the third quarter of 1998.

     Interest income on mortgage-backed securities increased $54.4 million to $167.4 million for the third quarter of 1999, from $113.0 million for the third quarter of 1998. This increase was the result of a $3.53 billion increase in the average balance of this portfolio, partially offset by a decrease in the average yield to 6.42% for the third quarter of 1999, from 6.55% for the third quarter of 1998. The decrease in the average yield of our mortgage-backed securities portfolio is reflective of the changes in the interest rate environment discussed above. Interest income on other securities decreased $2.2 million to $31.9 million for the quarter ended September 30, 1999, from $34.1 million for the quarter ended September 30, 1998. This was the result of a decrease in the average balance of this portfolio of $129.9 million, slightly offset by an increase in the average yield to 7.04% for the third quarter of 1999, from 7.03% for the third quarter of 1998. Interest income on federal funds sold and repurchase agreements decreased $1.7 million as a result of a decrease in the average balance of $108.7 million and a decrease in the average yield to 5.22% for the third quarter of 1999, from 5.60% for the comparable 1998 period.

     For the nine months ended September 30, 1999, interest income increased $214.5 million, or 23.8%, to $1.12 billion, from $902.0 million for the nine months ended September 30,1998. This increase was the result of a $4.92 billion increase in average interest-earning assets to $21.91 billion for the nine months ended September 30, 1999, from $16.99 billion for the comparable period in 1998. This increase was partially offset by a decrease in the average yield on interest-earning assets to 6.80% for the nine months ended September 30, 1999, from 7.08% for the nine months ended September 30, 1998.

     Interest income on mortgage loans increased $44.0 million to $502.0 million for the nine months ended September 30, 1999, from $458.0 million for the nine months ended September 30, 1998, which was the result of an increase in the average balance of $1.15 billion, partially offset by a decrease in the average yield on mortgage loans to 7.14% for the nine months ended September 30, 1999, from 7.42% for the comparable period in 1998. Interest income on other loans decreased $3.8 million resulting from a decrease in the average balance of $58.0 million, partially offset by an increase in the average yield to 9.52% for the nine months ended September 30, 1999, from 9.34% for the nine months ended September 30, 1998.

     Interest income on mortgage-backed securities increased $182.9 million to $497.3 million for the nine months ended September 30, 1999, from $314.4 million for the nine months ended September 30, 1998. This increase was the result of a $3.99 billion increase in the average balance of the portfolio, partially offset by a decrease in the average yield to 6.42% for the nine months ended September 30, 1999, from 6.61% for the nine months ended September 30, 1998. Interest income on other securities decreased $3.1 million to $96.9 million for the nine months ended September 30, 1999, from $100.0 million for the nine months ended September 30, 1998, resulting from a decrease in the average balance of $52.3 million and a decrease in the average yield to 7.01% for the nine months ended September 30, 1999, from 7.04% for the comparable period in 1998. Interest income on federal funds sold and repurchase agreements decreased $5.5 million as a result of a decrease in the average balance of $112.5 million and a decrease in the average yield to 4.94% for the nine months ended September 30, 1999, from 5.64% for the nine months ended September 30, 1998.

     The changes in the average balances and average yields on interest-earning assets for the nine months ended September 30, 1999 were consistent with the changes for the three months ended September 30, 1999.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 1999 increased $44.4 million, to $245.2 million, from $200.8 million for the three months ended September 30, 1998. This increase was attributable to an increase in the average balance of interest-bearing liabilities of $4.46 billion, to $20.87 billion for the quarter ended September 30, 1999, from $16.41 billion for the quarter ended September 30, 1998, partially offset by a decrease in the average cost of such liabilities to 4.70% for the third quarter of 1999 from 4.89% for the third quarter of 1998. The increase in average interest-bearing liabilities was primarily attributable to an increase in the average balance of borrowings of $4.61 billion, discussed below. The decline in the overall average costs of our interest-bearing liabilities reflects the lower interest rate environment that has prevailed in the first half of 1999 versus the comparable 1998 period. Although interest rate levels continued to increase during the third quarter of 1999, we were able to maintain the lower average costs by maintaining stable volume levels of borrowings during the rising interest rate environment.

     Interest expense on borrowed funds increased $53.5 million, to $153.7 million for the three months ended September 30, 1999, from $100.2 million for the three months ended September 30, 1998. This increase was attributable to an increase in the average balance of borrowings of $4.61 billion, partially offset by a decrease in the average cost of borrowings to 5.26% for the third quarter of 1999, from 5.67% for the third quarter of 1998. The significant growth we experienced during the second half of 1998 and first quarter of 1999 was funded primarily through cost effective medium-term borrowings.

     Interest expense on deposits decreased $9.0 million to $91.5 million for the three months ended September 30, 1999, from $100.5 million for the three months ended September 30, 1998, reflecting a decrease in the average cost of interest-bearing deposits to 3.99% for the third quarter of 1999 from 4.31% for the same period in 1998 coupled with a decrease in the average balance of total interest-bearing deposits of $152.0 million. Interest expense on savings accounts decreased $5.0 million as a result of a decrease in the average cost to 2.04% for the third quarter of 1999, from 2.60% for the same period in 1998 and a decrease in the average balance of $200.1 million. The decrease in average cost of savings accounts was a result of us lowering the rates paid on these accounts during the fourth quarter of 1998. Interest expense on certificates of deposit decreased $7.0 million from the combined effect of a decrease in the average balance of $321.0 million and a decrease in the average cost to 5.28% for the third quarter of 1999, from 5.50% for the third quarter of 1998, primarily due to the lower interest rate environment. Interest expense on money market accounts increased $3.4 million to $12.0 million for the third quarter of 1999, from $8.6 million for the third quarter of 1998, as a result of an increase in the average balance of $337.2 million, offset by a decrease in the average cost to 4.37% for the third quarter of 1999, from 4.53% for the same period in 1998. Interest paid on money market accounts is on a tiered basis with 86.01% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the top tier is by policy at least equal to the discount rate for the three-month U.S. Treasury bill. As previously mentioned, despite the increase in rates during the nine months ended September 30, 1999, the actual levels of interest rates did not surpass those of the prior year until late in the second quarter of 1999. Interest expense on NOW and money manager accounts decreased $393,000, because we lowered the rates paid on these accounts during the third quarter of 1998.

     Interest expense for the nine months ended September 30,1999 increased $141.8 million, to $710.7 million, from $568.9 million for the nine months ended September 30,1998. This increase was the result of a $4.90 billion increase in average interest-bearing liabilities to $20.48 billion for the nine months ended September 30, 1999, from $15.58 billion for the comparable period in 1998, partially offset by a decrease in the average cost of these liabilities to 4.63% for the nine months ended September 30, 1999, from 4.87% for the nine months ended September 30, 1998.

     Interest expense on borrowed funds for the nine months ended September 30, 1999 increased $176.9 million, to $439.6 million, from $262.7 million for the nine months ended September 30, 1998, resulting from an increase in the average balance of borrowings of $5.15 billion, partially offset by a decrease in the average cost of borrowings to 5.20% for the nine months ended September 30, 1999, from 5.72% for the comparable 1998 period.

     Interest expense on deposits decreased $35.0 million, to $271.1 million for the nine months ended September 30, 1999, from $306.1 million for the nine months ended September 30, 1998, reflecting a decrease in the average balance of total interest-bearing deposits of $247.4 million, coupled with a decrease in the average cost of interest bearing-deposits to 3.92% for the nine months ended September 30, 1999, from 4.32% for the same period in 1998. Interest expense on savings accounts decreased $15.8 million which was attributable to a decrease in the average balance of $185.2 million and a decrease in the average cost to 2.01% for the nine months ended September 30, 1999, from 2.61% for the nine months ended September 30, 1998. Interest expense on certificates of deposit decreased $26.5 million resulting from a decrease in the average balance of $404.9 million and a decrease in the average cost to 5.21% for the nine months ended September 30, 1999, from 5.48% for the nine months ended September 30, 1998. Interest expense on money market accounts increased $8.6 million reflecting an increase in the average balance of $307.2 million, offset by a decrease in the average cost to 4.26% for the nine months ended September 30, 1999, from 4.49% for the 1998 comparable period. Interest expense on NOW and money manager accounts decreased $1.3 million, because we lowered the rates paid on these accounts during the third quarter of 1998, as mentioned above.

PROVISION FOR LOAN LOSSES

     Provision for loan losses decreased to $1.0 million for the third quarter of 1999, from $5.2 million for the third quarter of 1998. The third quarter 1998 provision for loan losses reflects a $4.0 million charge due to increased delinquencies experienced in the consumer loan portfolio. For the nine months ended September 30, 1999, provision for loan losses decreased to $3.1 million, from $8.8 million for the 1998 comparable period. The allowance for loan losses decreased slightly to $74.3 million at September 30, 1999, from $74.4 million at December 31, 1998. Net loan charge-offs totaled $2.1 million for the quarter ended September 30, 1999 and $3.2 million for the nine months ended September 30, 1999. Non-performing loans decreased $53.6 million to $57.5 million at September 30, 1999, from $111.1 million at December 31, 1998. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 66.99% at December 31, 1998 to 129.21% at September 30, 1999. The allowance for loan losses as a percentage of total loans decreased from 0.83% at December 31, 1998 to 0.74% at September 30, 1999 primarily due to the increase of $996.6 million in gross loans receivable from December 31, 1998 to September 30, 1999. The decline in the provision and in the allowance for loan losses generally reflects the decline in non-performing loans. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

     Non-interest income for the quarter ended September 30, 1999 increased to $36.8 million from $8.3 million for the quarter ended September 30, 1998. Excluding gains on sales of securities and the net gain on disposition of banking and loan production offices, non-interest income for the third quarter of 1999 increased $12.2 million to $16.3 million from $4.1 million for the third quarter of 1998. Non-interest income totaled $69.9 million for the nine months ended September 30, 1999 and $48.1 million for the nine months ended September 30, 1998. Excluding gains on sales of securities and the net gain on disposition of banking and loan production offices, non-interest income increased $17.0 million, or 51.8%, to $49.9 million for the nine months ended September 30, 1999 from $32.9 million for the comparable 1998 period.

     Customer service and other loan fees totaled $10.4 million for the three months ended September 30, 1999 and $29.3 million for the nine months ended September 30, 1999, compared to $9.1 million for the three months ended September 30, 1998 and $25.0 million for the nine months ended September 30, 1998. This increase is due in part to our changes in customer service fees in 1998 and the overall growth in the loan portfolio. Loan servicing fees totaled $2.8 million for the three months ended September 30, 1999 and $12.1 million for the nine months ended September 30, 1999 compared to loan servicing costs of $5.8 million for the quarter ended September 30, 1998 and $2.1 million for the nine months ended September 30, 1998.

     Loan servicing fees include all contractual and ancillary servicing revenue we receive net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The increase in loan servicing fees was the result of a decrease in amortization of servicing rights coupled with changes in the market valuation of servicing rights. We recorded a $1.9 million decrease in the amortization of mortgage servicing rights for the three months ended September 30, 1999 and a $4.4 million decrease for the nine months ended September 30, 1999, compared to the same periods in 1998. In addition, as a result of a change in prepayment speeds in 1999, we recognized a recovery of portions of the valuation allowance for mortgage servicing rights of $2.5 million for the nine months ended September 30, 1999. In contrast, for the quarter ended September 30, 1998, we recorded a $7.4 million provision for impairment on our mortgage servicing rights due to increased mortgage refinance activity and accelerating prepayment speeds.

     Net gains on sales of loans totaled $209,000 for the three months ended September 30, 1999 and $3.3 million for the nine months ended September 30, 1999, compared to an $844,000 net loss on sales of loans for the 1998 third quarter and a $1.4 million net gain for the nine months ended September 30, 1998. Other non-interest income totaled $790,000 for the three months ended September 30, 1999 and $2.5 million for the nine months ended September 30, 1999, compared to $1.7 million for the quarter ended September 30, 1998 and $6.9 million for the nine months ended September 30, 1998. The decreases are primarily due to a $1.6 million gain on the settlement of a real estate dispute recorded in the second quarter of 1998 and $470,000 of rental income for the nine months ended September 30, 1998 recognized from a sublease from our former mortgage headquarters which expired in January 1999.

     Net gain on sales of securities totaled $4.1 million for the third quarter of 1998. There were no security sales during the third quarter of 1999. For the nine months ended September 30, 1999, net gain on sales of securities totaled $714,000 compared to $15.3 million for the comparable 1998 period. The sales activity in 1998 was concentrated on the sale of mortgage-backed securities created from the securitizations of mortgage loans. During the nine months ended September 30, 1999, however, with the exception of thirty-year fixed-rate loans, and, more recently, fifteen year fixed-rate loans, our loan originations were added to our portfolio, rather than being securitized and sold. During the nine months ended September 30, 1999, we recognized a loss of $1.2 million on various transactions relating to the LPOs previously acquired from LIB. During the quarter ended September 30, 1999, we recognized a $20.4 million gain on the sale of our five upstate New York banking offices. See further discussion under "Mergers and Acquisitions - 1999 Cost Savings Initiatives."

NON-INTEREST EXPENSE

     Non-interest expense decreased $17.7 million, or 24.6%, to $54.0 million for the third quarter of 1999 compared to $71.7 million for the third quarter of 1998. For the nine months ended September 30, 1999, non-interest expense decreased $30.1 million, to $168.9 million, from $199.0 million for the nine months ended September 30, 1998. During the third quarter of 1998, included in other general and administrative expense, were $9.1 million of various accruals for expenses incurred and for differences between the general ledger and various subsidiary ledgers relating to the LIB Acquisition. The remaining reduction was primarily the result of the consolidation of LIB's operations into ours which resulted in significant cost savings. General and administrative expense decreased $19.0 million to $48.0 million for the third quarter of 1999, from $67.0 million for the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expense decreased $32.6 million to $150.4 million, from $183.0 million for the comparable 1998 period.

     Compensation and benefits totaled $22.5 million for the three months ended September 30, 1999, and $70.6 million for the nine months ended September 30, 1999, compared to $26.6 million for the three months ended September 30, 1998 and $78.2 million for the nine months ended September 30, 1998. Employee stock plans amortization expense totaled $2.2 million for the three months ended September 30, 1999 and $8.1 million for the nine months ended September 30, 1999, compared to $4.0 million for the three months ended September 30, 1998 and $14.6 million for the nine months ended September 30,1998. The decrease in employee stock plans amortization expense includes a decrease relating to the allocation of ESOP stock due to a lower average market value of our common stock from $46.51 per share for the three months ended September 30, 1998 and $52.60 per share for the nine months ended September 30, 1998, to $35.85 per share for the three months ended September 30, 1999 and $43.38 per share for the nine months ended September 30, 1999. In addition, our vesting period for the majority of shares granted under the RRP was completed in January 1999. The amortization period for these grants was primarily completed in fiscal 1998, resulting in a decrease in amortization expense to $36,000 for the third quarter of 1999, compared to $914,000 for the third quarter of 1998. The amortization expense for the nine month period ended September 30, 1999 decreased to $109,000, compared to $3.8 million for the respective 1998 period.

     Occupancy, equipment and systems expense totaled $13.2 million for the quarter ended September 30, 1999 and $40.4 million for the nine months ended September 30, 1999, as compared to $14.5 million for the quarter ended September 30, 1998 and $43.1 million for the nine months ended September 30, 1998. Advertising expense increased $824,000 for the quarter ended September 30, 1999 and $1.8 million for the nine months ended September 30, 1999 from the comparable 1998 periods. Other expenses decreased $12.1 million for the quarter ended September 30, 1999 and $16.7 million for the nine months ended September 30, 1999 as compared to the same periods in 1998. This decrease is primarily a result of $9.1 million of various accruals for expenses incurred and for differences between the general ledger and various subsidiary ledgers relating to the LIB Acquisition, as previously mentioned. Goodwill litigation expense increased to $1.1 million for the third quarter of 1999 compared to $421,000 for the third quarter of 1998 and increased to $4.0 million for the nine months ended September 30, 1999 compared to $1.1 million for the nine months ended September 30, 1998. For further discussion on the goodwill litigation proceedings, see "Part II - Other Information, Item 1 - Legal Proceedings." Our percentage of general and administrative expense to average assets improved to 0.84% for the three months ended September 30, 1999 and 0.88% for the nine months ended September 30, 1999, from 1.43% for the three months ended September

30, 1998 and 1.37% for the nine months ended September 30, 1998. The efficiency ratios also improved to 32.09% for the three months ended September 30, 1999 and 33.02% for the nine months ended September 30, 1999, from 57.53% for the three months ended September 30, 1998 and 50.01% for the nine months ended September 30, 1998.

INCOME TAX EXPENSE

     Income tax expense increased $29.2 million to $48.0 million for the third quarter of 1999, representing an effective tax rate of 41.8%, from $18.8 million for the third quarter of 1998, representing an effective tax rate of 43.1%, primarily due to an increase in income before taxes of $71.3 million. Income tax expense increased $54.6 million to $127.5 million for the nine months ended September 30, 1999, from $72.9 million, for the comparable 1998 period, primarily due to an increase in income before taxes of $130.1 million. The effective tax rate for the nine months ended September 30, 1999 and 1998 remained constant at 42.0%.

CASH EARNINGS

     Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.13 billion at September 30, 1999 and $1.22 billion at December 31, 1998. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance purposes. These requirements utilize tangible equity as a base component, not equity as defined by GAAP.

     Although reported earnings and return on equity are traditional measures of a company's performance, we believe that the change in tangible equity, or "cash earnings," is also a significant measure of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of ESOP and RRP stock and related tax benefit, as well as the amortization of goodwill. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization for which the related intangible asset has already been deducted in the calculation of tangible equity.

     We believe that cash earnings and cash returns on average tangible equity reflect our ability to generate tangible capital that can be leveraged for future growth. The following comparisons exclude the net gain on disposition of banking and loan production offices recognized during the quarter and nine months ended September 30, 1999. Operating cash earnings for the third quarter of 1999 totaled $63.1 million, an increase of $24.6 million over $38.5 million operating cash earnings for the third quarter of 1998. For the nine months ended September 30, 1999, operating cash earnings increased $53.4 million to $190.6 million, from $137.2 million for the nine months ended September 30, 1998. Operating cash return on average tangible equity was 23.17% for the third quarter of 1999 and 12.06% for the third quarter of 1998. Operating cash return on average assets was 1.10% for the quarter ended September 30, 1999 and 0.82% for the quarter ended September 30, 1998. Operating cash return on average tangible equity was 21.94% for the nine months ended September 30, 1999 and 14.73% for the nine months ended September 30, 1998. Operating cash return on average assets was 1.12% for the period ended September 30, 1999 and 1.02% for the same period in 1998. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio also improved to 0.80% for the three months ended September 30, 1999 as compared to 1.35% for the three months ended September 30, 1998. The operating cash efficiency ratio improved to 30.59% for the third quarter of 1999 from 54.11% for the third quarter of 1998. For the nine months ended September 30, 1999, the cash general and administrative expense to average assets ratio was 0.84% as compared to 1.26% for the comparable 1998 period. The operating cash efficiency ratio was 31.25% for the nine months ended September 30, 1999 versus 46.03% for the nine months ended September 30, 1998.

     Presented below are our Condensed Consolidated Schedules of Operating Cash Earnings for the three and nine months ended September 30, 1999 and 1998.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULES OF OPERATING CASH EARNINGS
(In Thousands, Except Per Share Data)

                                                                   Three Months Ended    Nine Months Ended
                                                                      September 30,        September 30,
                                                                  -------------------   -------------------
                                                                    1999       1998       1999       1998
                                                                  --------   --------   --------   --------
Net income                                                        $ 66,948   $ 24,864   $176,124   $100,589
Less:  Net gain on disposition of banking and loan
           production offices, net of tax                           11,909       --       11,140       --
                                                                  --------   --------   --------   --------
Operating income                                                    55,039     24,864    164,984    100,589
Add back:
   Employee stock plans amortization expense                         2,234      3,983      8,075     14,559
   Amortization of goodwill                                          4,843      4,962     14,592     14,809
   Income tax benefit on amortization expense of
      earned portion of RRP stock                                      968      4,698      2,903      7,264
                                                                  --------   --------   --------   --------
   Operating cash earnings                                          63,084     38,507    190,554    137,221

Preferred dividends declared                                         1,500      1,500      4,500      4,500
                                                                  --------   --------   --------   --------

Operating cash earnings available to common
   shareholders                                                   $ 61,584   $ 37,007   $186,054   $132,721
                                                                  ========   ========   ========   ========

Basic operating cash earnings per common share(1)                 $   1.20   $   0.73   $   3.60   $   2.62
                                                                  ========   ========   ========   ========
Diluted operating cash earnings per common share (1)              $   1.18   $   0.70   $   3.51   $   2.51
                                                                  ========   ========   ========   ========

(1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Income.


ASSET QUALITY

     One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, and in particular a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1994 through September 30, 1999. Non-performing assets decreased from $120.4 million at December 31, 1998 to $64.0 million at September 30, 1999. The ratio of non-performing assets to total assets decreased from 0.58% at December 31, 1998 to 0.28% at September 30, 1999. The decrease in non-performing assets was primarily due to a $53.6 million decrease in non-performing loans from $111.1 million at December 31, 1998 to $57.5 million at September 30, 1999. Following the LIB Acquisition, we conformed LIB's collection policies and procedures to those of ours. These efforts, aided by a stable economy, resulted in this significant decrease in non-performing loans, particularly during the second and third quarters of 1999. The decrease in investments in real estate is a result of the sale of the property which comprised this balance at December 31, 1998. The following table shows a comparison of delinquent loans as of September 30, 1999 and December 31, 1998.

                                                                      DELINQUENT LOANS
                               -----------------------------------------------------------------------------------------------
                                           AT SEPTEMBER 30, 1999                           AT DECEMBER 31, 1998
                               ----------------------------------------------    ---------------------------------------------
                                    60-89 DAYS            90 DAYS OR MORE            60-89 DAYS             90 DAYS OR MORE
                               --------------------    ----------------------    ---------------------   ---------------------
                               NUMBER     PRINCIPAL      NUMBER     PRINCIPAL    NUMBER      PRINCIPAL    NUMBER     PRINCIPAL
                                 OF        BALANCE         OF        BALANCE       OF         BALANCE       OF        BALANCE
(Dollars in Thousands)         LOANS      OF LOANS       LOANS      OF LOANS      LOANS      OF LOANS     LOANS      OF LOANS
                              --------    --------     --------     --------     --------    --------    --------    --------
One-to-four family .......          46    $  2,419          424     $ 53,095           77    $  2,422         804    $ 94,078
Multi-family .............           2         374            5          630            1         203          14       2,224
Commercial real estate ...           1         326            6        2,008            2         221          23       8,776
Consumer and other loans .         168       3,278          176        1,795          246       2,058         279       5,995
                              --------    --------     --------     --------     --------    --------    --------    --------

Total delinquent loans ...         217    $  6,397          611     $ 57,528          326    $  4,904       1,120    $111,073
                              ========    ========     ========     ========     ========    ========    ========    ========
 Delinquent loans to total
       loans .............                    0.06 %                    0.58%                    0.05%                   1.23%

     The following table sets forth information regarding non-performing assets at September 30, 1999 and December 31, 1998. In addition to the non-performing loans, we had approximately $6.4 million of potential problem loans at September 30, 1999 and $4.9 million at December 31, 1998. Such loans are 60-89 days delinquent as shown above.

                              NON-PERFORMING ASSETS

                                                             AT               AT
                                                        SEPTEMBER 30,     DECEMBER 31,
                                                          1999 (1)         1998 (1)
                                                          --------         --------
                                                           (DOLLARS IN THOUSANDS)

   Non-accrual delinquent mortgage loans (2) .....        $ 52,856         $100,302
   Non-accrual delinquent consumer and other loans           1,795            5,995
   Mortgage loans delinquent 90 days or more (3) .           2,877            4,776
                                                          --------         --------
        Total non-performing loans ...............          57,528          111,073
                                                          --------         --------

   Real estate owned, net (4) ....................           6,495            6,071
   Investments in real estate, net (5) ...........            --              3,266
                                                          --------         --------
   Total real estate owned and investments
      in real estate, net ........................           6,495            9,337
                                                          --------         --------

        Total non-performing assets (6) ..........        $ 64,023         $120,410
                                                          ========         ========

Allowance for loan losses to non-performing loans           129.21%           66.99%
Allowance for loan losses to total loans .........            0.74%            0.83%

(1) If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income of $3.2 million for the nine months ended September 30, 1999 and $6.8 million for the year ended December 31, 1998. Actual payments recorded to interest income totaled $1.4 million for the nine months ended September 30, 1999 and $1.6 million for the year ended December 31, 1998.

(2)  Consists primarily of loans secured by one-to-four family properties.

(3) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by multi-family and commercial properties.

(4) Real estate we acquired as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.

(5)  Investments in real estate are recorded at the lower of cost or fair value.

(6) Excluded from non-performing assets are $9.9 million and $6.9 million at September 30, 1999 and December 31, 1998, respectively, of restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status.

     The following table sets forth the change in allowance for loan, investments in real estate and REO losses.

  (Dollars in Thousands)

Allowance for Loan Losses:
  Balance at December 31, 1998 ....................................................        $ 74,403
       Provision charged to operations ............................................           3,119
       Charge-offs:
              One-to-four family ..................................................          (1,255)
              Multi-family ........................................................             (12)
              Commercial ..........................................................            (845)
              Consumer and other ..................................................          (3,695)
                                                                                           --------
       Total charge-offs ..........................................................          (5,807)
                                                                                           --------

       Recoveries:
              One-to-four family ..................................................           1,102
              Multi-family ........................................................             270
              Commercial ..........................................................              53
              Consumer and other ..................................................           1,192
                                                                                           --------
       Total recoveries ...........................................................           2,617
                                                                                           --------
       Total net charge-offs ......................................................          (3,190)
                                                                                           --------
  Balance at September 30, 1999 ...................................................        $ 74,332
                                                                                           ========


Allowance for Losses on Investments in Real Estate and REO:
       Balance at December 31, 1998 ...............................................        $    689
              Provision charged to operations .....................................              45
              Charge-offs .........................................................            (482)
              Recoveries ..........................................................              68
                                                                                           --------
       Balance at September 30, 1999 ..............................................        $    320
                                                                                           ========

The following table sets forth an allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applied to the entire loan portfolio.

                                                At September 30, 1999
                                           ------------------------------
                                                             % of Loans
                                                           in Category to
                                                Amount      Total Loans
                                               -------        ------
                                           (In Thousands)
         One-to-four family                    $42,666         88.49%
         Multi-family                            4,515          5.51
         Commercial                             10,495          4.17
         Consumer and other loans               16,656          1.83
                                               -------        ------
         Total allowances                      $74,332        100.00%
                                               =======        ======

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a description of our quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis."


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On March 24, 1994, our predecessor, LISB, received notice that it had been named as a defendant in a class action lawsuit filed in the United States District Court for the Eastern District of New York. Other defendants included James J. Conway, Jr., former Chairman and Chief Executive Officer of LISB who resigned from LISB in June 1992, his former law firm, certain predecessor firms of that law firm, and certain partners of that law firm. The lawsuit is entitled Ronnie Weil Also Known as Ronnie Moore, for Herself and on Behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al. The complaint alleges that the defendants caused mortgage loan commitments to be issued to mortgage loan borrowers, submitted legal invoices to the borrowers at the closing of mortgage loans which falsely represented the true legal fees charged for representing LISB in connection with the mortgage loans and failed to advise that a part of the listed legal fee would be paid to Mr. Conway, thereby defrauding the borrowers. The complaint does not specify the amount of damages sought.

     On or about June 9, 1994, the Bank was served with an Amended Summons and Amended Complaint adding LISB's directors as individual defendants. On or about July 29, 1994, LISB and the individual director defendants served on plaintiffs a motion to dismiss the Amended Complaint. On or about August 29, 1994, the plaintiffs served papers in response to the motion. The remaining schedule on the motion was held in abeyance pending certain discovery.

     On January 4, 1999, we were served with a second amended complaint alleging essentially the same claims and adding as additional defendants, us, as successor to LISB, and certain members of James J. Conway, Jr.'s family. The second amended complaint seeks damages of at least $11.0 million trebled. On or about February 22, 1999, we, on behalf of ourselves and LISB, and the individual directors of LISB filed motions to dismiss the second amended complaint. The Court has not yet rendered a decision on the motion.

     We believe that the likelihood is remote that this case will have a material adverse impact on our consolidated financial condition and results of operations.

     On July 18, 1997, a purported class action, or the Federal Action, was commenced in the United States District Court for the Eastern District of New York entitled Leonard Minzer, et ano. v. Gerard C. Keegan, et al. against The Greater, The Greater's directors and certain of its executive officers, and us. The suit alleges, among other things, that The Greater, The Greater's directors and certain of its executive officers solicited proxies in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, promulgated thereunder, by failing to disclose certain allegedly material facts in the proxy statement, as amended, that was circulated to The Greater stockholders in connection with The Greater Acquisition, and that The Greater's directors and certain of its executive officers breached their fiduciary duties by entering into The Greater Acquisition and related arrangements. The suit further alleged, without specification, that we participated in the preparation and distribution of The Greater's proxy materials and/or aided and abetted the alleged breaches of fiduciary duty by The Greater defendants. Plaintiffs sought, among other things, a preliminary and permanent injunction against consummation of The Greater Acquisition and the related transactions, an order directing that the directors and executive officers of The Greater carry-out their fiduciary duties, and unspecified damages and costs.

     On September 2, 1997, plaintiffs filed an amended complaint and an Application for a preliminary injunction, or the Application. An evidentiary hearing on plaintiffs' Application was held on September 10, 1997. On September 22, 1997, the Court issued a written decision denying plaintiffs' Application in all respects. Upon stipulation of the parties, all claims against the non-director, executive officers of The Greater, except one, were dismissed. The remaining defendants moved to dismiss the amended complaint. On June 1, 1998 the Court granted defendant's motion to dismiss the amended complaint without prejudice.

     In July 1998, the plaintiffs filed a second amended complaint, which the defendants moved to dismiss on July 21, 1998. The motion was argued before the Court on October 21, 1998 and after supplemental submissions by the parties, the Court on January 25, 1999 dismissed the second amended complaint in all respects.

     On or about February 18, 1999, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. Briefs were submitted on the appeal and oral argument was held on October 12, 1999. The Court has not yet rendered a decision on the appeal.

     We believe the allegations made in the second amended complaint in the Federal Action are without merit and intend to aggressively defend the Greater's and our interests with respect to such matters.

     On August 15, 1989, LISB, and its former wholly owned subsidiary, The Long Island Savings Bank of Centereach, FSB, or Centereach, filed suit against the United States seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the 1983 assistance agreement between LISB and the Federal Savings and Loan Insurance Corporation pursuant to which LISB acquired Centereach, or the Assistance Agreement. The Assistance Agreement, among other things, provided for the inclusion of supervisory goodwill as an asset on Centereach's balance sheet to be included in capital and amortized over 40 years for regulatory purposes.

     The suit is pending before Chief Judge Loren Smith in the United States Court of Federal Claims and is entitled The Long Island Savings Bank, FSB et al. vs. The United States, or the LISB Goodwill Litigation.

     Similarly, on July 21, 1995, we commenced an action, Astoria Federal Savings and Loan Association vs. United States, or the Astoria Goodwill Litigation, in the United States Court of Federal Claims against the United States seeking in excess of $250.0 million in damages arising from the government's breach of an assistance agreement entered into by our predecessor in interest, Fidelity New York, FSB, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association, and the government's subsequent enactment and implementation of the Financial Institutions Reform, Recovery and Enforcement Act, or FIRREA, in 1989. In addition to its breach of contract claim, Astoria Federal's complaint also asserts claims based on promissory estoppel, failure of consideration and frustration of purpose, and a taking of Astoria Federal's property without just compensation in violation of the Fifth Amendment to the United States Constitution.

     Initially, both the LISB Goodwill Litigation and the Astoria Goodwill Litigation had been stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases, or the Winstar Cases. On July 1, 1996, the Supreme Court ruled in the Winstar Cases that the government had breached its contracts in the Winstar Cases and was liable in damages for those breaches.

     On September 18, 1996, Judge Smith issued an Omnibus Case Management Order, or Case Management Order, applicable to all Winstar-related cases. The Case Management Order addresses certain timing and procedural matters with respect to the administration of the Winstar-related cases, including organization of the parties, initial discovery, initial determinations regarding liability, and the resolution of certain common issues. The Case Management Order provides that the parties will attempt to agree upon a Master Litigation Plan, which may be in phases, to govern all further proceedings, including the resolution of common issues (other than common issues covered by the Case Management Order), dispositive motions, trials, discovery schedules, protocols for depositions, document production, expert witnesses, and other matters.

     On November 1, 1996, LISB filed a motion for partial summary judgment against the government on the issues of whether LISB had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government contested such motion and cross-moved for summary judgment seeking to dismiss LISB's contract claims.

     On November 6, 1996, we also moved for partial summary judgment against the government on the issues of whether Fidelity had a contract with the government and whether the enactment of FIRREA was contrary to the terms of such contract. The government contested such motion and cross-moved for summary judgment seeking to dismiss our contract claims.

     On August 7 and 8, 1997, the United States Court of Federal Claims heard oral arguments on eleven common issues raised by the government in the various partial summary judgment motions filed by the plaintiffs in the goodwill cases. The Court heard argument on these common issues in the context of four specific summary judgment motions, not including the LISB Goodwill Litigation or the Astoria Goodwill Litigation. In an opinion filed December 22, 1997, all such common issues were found in favor of the Plaintiffs and the government was ordered to show cause within sixty days why partial summary judgment should not be entered in all cases which have partial summary judgment motions pending, including the LISB Goodwill Litigation and the Astoria Goodwill Litigation.

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

     On September 14, 1999, the government moved to dismiss Counts II through V of the complaint in the LISB Goodwill Litigation. These counts are based on breach of implied contract, promissory estoppel, failure of consideration and frustration of purpose, and takings under the Fifth Amendment of the United States Constitution. The defendants also sought to supplement their cross motion for summary judgment.

     The Court has directed the parties in the "First Thirty Cases," including the LISB Goodwill Litigation, to meet and attempt to agree on open issues under the pending partial summary judgment motions and for plaintiffs in such cases to submit a proposed order listing all pending damage, as opposed to liability, claims. The government will then be given twenty-one days to respond. Those claims identified by the Court as solely damage claims will not be resolved in the current limited summary judgment procedure. The Court stayed all claims based on takings under the Fifth Amendment of the United States Constitution and pending completion of this identification procedure, all responses to damage issues.

     The government has responded in the Astoria Goodwill Litigation that if the Court will not consider case specific facts, then it has no defense to Astoria Federal's motion for partial summary judgment. The government further indicated that if the Court will consider case specific facts, then it asserts that the relevant portion of the Assistance Agreement with Fidelity did not authorize the use of its capital credit as a permanent addition to regulatory capital. In this response, the government did not raise any issues related to the supervisory goodwill portion of Astoria Federal's motion. Astoria Federal has responded to the government's response indicating in substance that the issue raised by the government was specifically addressed and decided by the United States Supreme Court in the Winstar Cases, that the contractual language in the Fidelity's Assistance Agreement and other operative documents is factually indistinguishable from that ruled upon in the Winstar Cases, and thus, that Astoria Federal's motion for partial summary judgment should be granted. Astoria Federal's response further requests reimbursement of Astoria Federal's attorneys' fees from the government for seeking to relitigate the capital credit issue. By motion dated July 16, 1998, the government moved to stay further proceedings related to Astoria Federal's motion which has been granted through July 31, 1999. Astoria Federal's motion for partial summary judgment remains pending before the Court.

     Pursuant to the Case Management Order, the LISB Goodwill Litigation has been designated as one of the "First Thirty Cases". As a result of this designation, discovery has been underway for approximately one year and a half. Both sides have exchanged documents and directed interrogatories to each other which have been answered. Our attorneys have taken depositions of key former government regulators who had supervisory authority over LISB. The government has taken depositions of a number of former LISB directors, officers and employees.

     The Astoria Goodwill Litigation has been designated as one of the "Second Thirty Cases." As a result, discovery in such case commenced on August 23, 1999.

     On April 9, 1999 and on April 16, 1999, damage decisions were rendered by the United States Court of Federal Claims in the cases of Glendale Federal Bank, FSB v. The United States, Case No. 90-772C and California Federal Bank v. United States of America, Case No. 92-138C, respectively. The former was rendered by Chief Judge Loren A. Smith while the latter decision was rendered by Judge Robert H. Hodges, Jr. Both of these decisions have been appealed. Similarly, on September 30, 1999, Judge Eric G. Bruggink rendered a damage decision in the case of LaSalle

Talman Bank, F.S.B. v. The United States, Case No. 92-652C. Based upon our review of these decisions, we are unable to predict with any degree of certainty the outcome of our claims against the United States and the amount of damages that may be awarded in connection with either the LISB Goodwill Litigation or the Astoria Goodwill Litigation, if any. No assurance can be given as to the results of these claims or the timing of any proceedings in relation thereto.


ITEM 2.       NOT APPLICABLE


ITEM 3.       NOT APPLICABLE


ITEM 4.       NOT APPLICABLE


ITEM 5.       NOT APPLICABLE


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              4. Amendment No. 2 to Rights Agreement dated as of September 15, 1999, between Astoria Financial Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

              11.  Statement Regarding Computation of Per Share Earnings.

              27.  Financial Data Schedule.


         (b)  Reports on Form 8-K

              1. Form 8-K dated October 20, 1999 which includes our announcement of earnings for the quarter ended September 30, 1999.

              2. Form 8-K dated October 25, 1999 which includes our announcement of our sale of $125.0 million of Trust Preferred Securities.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Astoria Financial Corporation



Dated:   November 12, 1999         By:     /s/  Monte N. Redman
         -----------------                 -----------------------------------
                                                Monte N. Redman
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No                 Identification of Exhibit
----------                 -------------------------

     4. Amendment No. 2 to Rights Agreement dated as of September 15, 1999, between Astoria Financial Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

     11.                   Statement Regarding Computation of Per Share Earnings

     27.                   Financial Data Schedule