Form 10-K405
period 1999-12-31
ASTORIA FINANCIAL CORP
filed 2000-03-24
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2000: Common stock par value $.01 per share, $1,225,560,921. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on March 15, 2000, which was $24.69 as reported in the Wall Street Journal on March 16, 2000. The number of shares of the registrant's Common Stock outstanding as of March 15, 2000 was 51,474,749 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 10, 2000 in connection with the Annual Meeting of Stockholders to be held on May 17, 2000 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 10, 2000, are incorporated by reference into Part III.

                          ASTORIA FINANCIAL CORPORATION
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


Part I                                                                                     Page
------                                                                                     ----
Item 1.     Business..................................................................        1
Item 2.     Properties................................................................       30
Item 3.     Legal Proceedings.........................................................       31
Item 4.     Submission of Matters to a Vote of Security Holders.......................       34

Part II

Item 5.     Market for Astoria Financial Corporation's Common
             Equity and Related Stockholder Matters....................................      34
Item 6.     Selected Financial Data...................................................       36
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................       38
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk................       66
Item 8.     Financial Statements and Supplementary Data...............................       66
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure......................................       66

Part III

Item 10.    Directors and Executive Officers of Astoria Financial Corporation.........       66
Item 11.    Executive Compensation....................................................       66
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management...........................................................       67
Item 13.    Certain Relationships and Related Transactions............................       67

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.................................................................       67

SIGNATURES ...........................................................................       68

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

                                     PART I

As used in this Form 10-K, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal Savings and Loan Association and its subsidiaries, and Astoria Capital Trust I, depending on the context.

ITEM 1.  BUSINESS

GENERAL

We are a Delaware corporation organized on June 14, 1993, as a unitary savings and loan association holding company for Astoria Federal Savings and Loan Association, or Astoria Federal. At December 31, 1999, we had assets of $22.70 billion, deposits of $9.55 billion, and stockholders' equity of $1.20 billion.

Our primary business is the operation of our wholly-owned subsidiary, Astoria Federal. In addition to directing, planning and coordinating the business activities of Astoria Federal, we invest primarily in U.S. Government and federal agency securities, mortgage-backed securities and other securities. We have acquired, and may continue to acquire or organize either directly or indirectly through Astoria Federal other operating subsidiaries, including other financial institutions.

Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family residential mortgage loans and mortgage-backed securities and, to a lesser extent, multi-family residential mortgage loans, commercial real estate loans and consumer and other loans. In addition, Astoria Federal invests in U.S. Government and federal agency securities and in other investments permitted by federal laws and regulations. Astoria Federal's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its other securities portfolio. Astoria Federal's cost of funds consists of interest expense on deposits and borrowings.

MERGERS AND ACQUISITIONS

We continue to consider mergers and acquisitions of other financial institutions as an integral part of our strategic objective for long-term growth. Since 1995, we have completed the acquisitions of Fidelity New York, FSB, or Fidelity, The Greater New York Savings Bank, FSB, or The Greater, and Long Island Bancorp, Inc., or LIB. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A, and Note 2 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for further discussion of our acquisitions.

These acquisitions have enabled us to expand our operations through an increased customer base thereby increasing deposits and loan originations and providing customers with a broader array of financial products. Acquisition candidates have been selected based on, among other factors, the extent to which the candidates could enhance our retail presence in new or existing markets. The acquisition of The Greater increased our banking offices and provided us with a substantial market presence in Brooklyn, New York. The acquisitions of Fidelity and LIB strengthened our deposit market share in Queens, Nassau and Suffolk counties.

LENDING ACTIVITIES

GENERAL. Our loan portfolio is comprised primarily of mortgage loans, most of which are conventional loans secured by one-to-four family residences and, to a lesser extent, by multi-family residences and commercial real estate. The remainder of the portfolio consists of a variety of consumer and other loans.

At December 31, 1999, our net loan portfolio totaled $10.22 billion, or 45.0% of total assets, which includes $11.4 million of real estate loans held-for-sale. The increase in the portfolio since 1994 resulted primarily from our initiation, during 1994, of a third party loan origination program and a broker loan program coupled with a strengthening of the mortgage market, our prior acquisitions, and from bulk purchases made during the years ended December 31, 1995 and 1996.

We originate mortgage loans, either directly from existing or past customers and members of the communities served or indirectly through real estate agents, attorneys, builders and brokers. The retail loan origination program accounted for approximately $1.27 billion of originations during 1999 and $2.54 billion of originations during 1998. The broker loan program consists of relationships with mortgage brokers and accounted for approximately $2.08 billion of originations during 1999 and $2.45 billion of originations during 1998. Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area and through an extensive broker network in thirteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia and Florida. Our correspondent loan program (third party originated loans), which includes relationships with other financial institutions, mortgage brokers, and mortgage-bankers, was initiated in 1994 to increase loan volume and, to a lesser degree, reduce our geographical loan concentration in the New York metropolitan area. This program accounted for approximately $417.6 million of loan originations during 1999 and $187.5 million of loan originations during 1998. See Loan Portfolio Composition table on page 24 and Loan Maturity, Repricing and Activity tables on pages 25 and 26.

One-to-Four Family Mortgage Lending. Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family residences that serve as the primary residence of the owner. To a much lesser degree, we make loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower. We also offer, although we have originated only a limited number of, second mortgage loans which are underwritten according to the same standards as first mortgage loans.

At December 31, 1999, $9.02 billion, or 88.1%, of our total loan portfolio consisted of one-to-four family residential loans, of which $6.40 billion, or 71.0%, were adjustable rate mortgage, or ARM, loans. We currently offer ARM loans which are initially fixed for one, three, five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. The one-year, three-year, five-year and seven-year ARM loans have terms of up to 40 years, and the ten-year ARM loans have terms of up to 30 years. ARM loans may carry, for a period of time, an initial interest rate which is less than the fully indexed rate for the loan. We determine the initial discounted rate in accordance with market and competitive factors. All ARM loans we offer have annual and lifetime interest rate ceilings. Generally,

ARM loans pose credit risks somewhat greater than the risk posed by fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. To recognize the credit risks associated with ARM loans offered at initial discounts below fully-indexed rates, we generally underwrite our one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.0%. For ARM loans with longer adjustment periods, and therefore, less risk due to the longer period for the borrower's income to adjust to anticipated higher future payments, we underwrite the loans using the initial rate, which may be a discounted rate.

Our policy on owner-occupied, one-to-four family residential mortgage loans is to lend up to 80% of the appraised value of the property securing the loan. Generally, for mortgage loans which have a loan-to-value ratio of greater than 80%, we require the mortgagor to obtain private mortgage insurance. In addition, we offer a variety of proprietary products which allow the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance.

We originate most 30-year fixed-rate loans and, beginning in June 1999, 15-year fixed-rate loans for immediate sale to Federal National Mortgage Association, or FNMA, Federal Home Loan Mortgage Corporation, or FHLMC, the State of New York Mortgage Agency, or SONYMA, or other investors on a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment with the agencies on a mandatory or best efforts basis. The sale of loans to other investors are also arranged with specific contractual commitments on a mandatory or best efforts basis.

In recent years, we have originated a greater volume of one-to-four family residential mortgage loans due to the strengthening of the economy as well as through the expansion of our various delivery channels. However, in the second half of 1999 mortgage interest rates increased, significantly reducing the number of mortgage loans refinanced. The closing and disposal of certain loan production offices, or LPOs, also contributed to the reduction in the volume of originations. One-to-four family mortgage loan originations and purchases decreased $1.54 billion, from $4.94 billion in 1998 to $3.40 billion in 1999.

Commercial Real Estate and Multi-Family Lending. As of December 31, 1999, our total loan portfolio contained $433.0 million, or 4.2%, of commercial real estate loans and $615.4 million, or 6.0%, of multi-family loans. During 1999, we originated $352.4 million of commercial, multi-family and mixed use loans. Mixed use loans are secured by properties which are intended for both business and residential use and are classified as commercial or multi-family based on the greater number of commercial versus residential units.

The commercial real estate and multi-family loans in our portfolio consist of both fixed-rate and adjustable rate loans which were originated at prevailing market rates. Commercial real estate and multi-family loans generally are provided as five to fifteen year term balloon loans amortized over 15 to 30 years. Our policy has been to originate commercial real estate or multi-family loans generally in our local market areas. In making such loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property, and our lending experience with the borrower. Our policy requires a minimum debt coverage ratio of 1.20 times for commercial real estate and multi-family loans. Additionally on commercial real estate and multi-family loans, our policy is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases and up to 70% on refinances.

Commercial real estate loans typically are secured by properties such as retail stores, office buildings and mixed use (more business than residential units) properties. The single largest commercial real estate loan at December 31, 1999, had an outstanding principal balance of $9.5 million, was current and was secured by a multi-story office building in Mineola, New York.

The majority of the multi-family loans in our portfolio are secured by six to forty unit apartment buildings and other mixed use (more residential than business units) properties. The single largest multi-family loan at December 31, 1999 had an outstanding balance of $6.1 million, was current and was secured by an apartment building containing 1,592 residential units and 22 retail outlets located in Manhattan, New York.

Loans secured by commercial real estate and multi-family properties generally involve a greater degree of risk than one-to-four family residential loans because they typically have larger balances and are more affected by adverse conditions in the economy. These loans also involve a greater degree of risk than one-to-four family residential mortgage loans and require more ongoing evaluation and monitoring. Our commercial real estate and multi-family loans are concentrated in the New York metropolitan area. Because payments on loans secured by commercial and multi-family properties often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower's control such as adverse conditions in the real estate market or the economy or changes in government regulation. We provide multi-family and commercial real estate loans, using prudent underwriting standards which include consideration of the demand for such properties and the general economic conditions in our market area.

Consumer and Other Loans. At December 31, 1999, $174.9 million, or 1.7%, of our total loan portfolio consisted of consumer loans which were primarily home equity loans. Consumer loans, with the exception of home equity lines of credit, are offered primarily on a fixed-rate, short-term basis. The underwriting standards we employ for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the applicant, the underwriting process also includes a review of the value of the security, if any, in relation to the proposed loan amount. Our consumer loans tend to have higher interest rates and shorter maturities than one-to-four family residential mortgage loans, but are considered to entail a greater risk of default than such loans.

Our home equity lines of credit are originated on one-to-four family owner-occupied residential properties. These loans are generally limited to aggregate outstanding indebtedness secured by up to 80% of the appraised value of the property. Such lines of credit are underwritten based upon guidelines established by us in order to evaluate the borrower's ability and willingness to repay the debt.

Included in other loans were $4.5 million of commercial loans at December 31, 1999. These loans are underwritten based upon the earnings of the borrower and the value of the collateral, if any, securing such loans.

Loan Approval Procedures and Authority. Except for loans in excess of $5.0 million, mortgage loan approval authority has been delegated by the Board of Directors to our underwriters and Loan Committee, which consists of certain members of executive management and other Astoria Federal officers.

Upon receipt of a completed application from a prospective borrower, for mortgage loans secured by one-to-four family properties, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. For mortgage loans secured by commercial and multi-family properties, appraisals are obtained as part of the final underwriting process. All appraisals are performed by licensed or certified appraisers. Most appraisals are currently performed by licensed independent third party appraisers. The Board of Directors reviews all changes to our appraisal policy.

ASSET QUALITY

Non-performing Assets. We do not accrue interest on loans past due 90 days or more, with the exception of selected mortgage loans delinquent 90 days or more as to their maturity date on which we have continued to accept monthly interest payments as if the loan had not matured. Such loans are primarily balloon loans consisting of smaller commercial and multi-family loans. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date and is sent an application to refinance the loan. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Included in our non-performing assets are real estate owned, or REO, and non-performing investments in real estate.

Total non-performing assets decreased $62.0 million, to $58.4 million at December 31, 1999, from $120.4 million at December 31, 1998. Non-performing loans, a component of non-performing assets, decreased by $57.7 million to $53.4 million at December 31, 1999, from $111.1 million at December 31, 1998. The percentage of non-performing loans to total loans decreased from 1.23% at December 31, 1998, to 0.52% at December 31, 1999. Our percentages of non-performing assets to total assets decreased from 0.58% at December 31, 1998, to 0.26% at December 31, 1999. The allowance for loan losses as a percentage of total non-performing loans was 143.49% at December 31, 1999 compared to 66.99% at December 31, 1998. The allowance for loan losses as a percentage of total non-accrual loans was 151.77% at December 31, 1999, compared to 70.00% at December 31, 1998. For a further discussion of the allowance for loan losses, non-performing assets and loans, see Item 7, "MD&A."

Real Estate Owned - The net carrying value of our REO totaled $5.1 million at December 31, 1999 and consisted of residential real estate properties. The REO balance decreased $1.0 million, from $6.1 million at December 31, 1998.

Classified Assets - Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our classified assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "special mention," "substandard," "doubtful" or "loss" assets. An asset classified as "special mention" has "potential weaknesses," which, if uncorrected, may result in the deterioration of the repayment prospects or in the institution's credit position at some future date. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified "substandard," "doubtful," or "loss" are considered adversely classified. See page 27 for additional information on our classified assets.

A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Our total impaired loans at December 31, 1999, net of allowance for loan losses of $2.7 million, was $21.7 million, of which $3.7 million are classified as non-performing and $18.0 million are current. Interest income recognized on impaired loans, which was not materially different from cash-basis income, amounted to $1.7 million for the year ended December 31, 1999. For further detail on our impaired loans, see Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Allowance for Losses on Loans, Investments in Real Estate and Real Estate Owned. Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. Such evaluation, which includes, but is not limited to, a review of loans on which full collectibility is not reasonably assured, considers among other matters the estimated fair value of the underlying collateral, economic and regulatory conditions, current and historical loss experience and other factors to arrive at an adequate loan loss allowance. General valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. In determining the adequacy of the general valuation allowance, we consider changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions, and our credit administration and asset management philosophies and procedures. Although we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic and other conditions differ substantially from the conditions used in making the initial determinations. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible.

If a loan is classified, an estimated value of the property securing the loan is determined through an appraisal, where possible. In instances where we have not taken possession of the property or do not otherwise have access to the premises and, therefore, cannot obtain an appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area. If the unpaid balance of the loan is greater than such estimated fair value, a specific valuation allowance is established for the difference between the carrying value and the estimated fair value.

In addition to the requirements of Generally Accepted Accounting Principles, or GAAP, related to loss contingencies, a federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems; analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.

A review of the loan portfolio is undertaken as part of our examination by the OTS. While we believe we have established an adequate allowance for loan losses, there can be no assurance that regulators, as a result of reviewing our loan portfolio, will not request us to increase our allowance for loan losses, thereby negatively affecting our financial condition and earnings.

REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs, and investments in real estate are carried at the lower of cost or fair value.

INVESTMENT ACTIVITIES

GENERAL. Our investment policy is designed primarily to complement our lending activities, to generate a favorable return without incurring undue interest rate and credit risk, to enable us to manage the interest rate sensitivity of our overall assets and liabilities, and to provide and maintain liquidity primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors.

SECURITIES. Federally chartered savings associations have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, including Collateralized Mortgage Obligations, or CMOs, and Real Estate Mortgage Investment Conduits, or REMICs, certain certificates of deposit of insured banks and federally chartered savings associations, certain bankers acceptances and, subject to certain limits, corporate securities, commercial paper and mutual funds.

We utilize mortgage-backed and other securities purchases as a complement to our mortgage lending activities. Such investments are made in conjunction with our overall liquidity, interest rate risk and credit risk management processes. Purchases during 1999 consisted primarily of U.S. Government and agency obligations (CMOS, REMICs and debentures) or other AAA-rated issues which provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings. In general, mortgage-backed securities issued or guaranteed by FNMA, FHLMC and the Government National Mortgage Association, or GNMA, are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they, like all fixed-rate whole loans, remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rates and estimated market value of mortgage-backed securities.

As a member of the Federal Home Loan Bank of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System."

For a further discussion of our securities portfolio, see Item 7, "MD&A" and
Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS. We invest in a wide range of money market instruments, including overnight and term federal funds and securities purchased under agreements to resell. Money market instruments are used to invest our available funds resulting from deposit-taking operations and normal cash flow and to help satisfy both internal liquidity needs and Astoria Federal's regulatory liquidity requirements. See "Regulation and Supervision - Liquidity."

For a further discussion of our federal funds sold and repurchase agreements, see Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Our investment policy also permits us to invest in certain derivative financial instruments. These instruments consist of interest rate swaps and options and are generally used to hedge against interest rate risk exposure. See Note 11 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for further discussion of such derivative financial instruments.

SECURITIES COMPOSITION. At December 31, 1999, we had $862.2 million, or 3.8% of total assets, in mortgage-backed securities, insured or guaranteed by either FNMA, FHLMC or GNMA. In addition, we had $8.43 billion in REMICs and CMOs, or 37.1% of total assets, of which 88.9% had fixed rates. Our REMICs and CMOs had coupon rates ranging from 5.00% to 8.32% and a weighted average yield of 6.41% at December 31, 1999. Of the REMICs and CMOs portfolio, $6.54 billion, or 77.6%, are insured or guaranteed, either directly or indirectly, by FNMA, FHLMC or GNMA, as issuer. We believe these securities represent attractive and limited risk alternatives to other investments due to the wide variety of maturity and repayment options available. The remaining securities portfolio of $1.48 billion, or 6.5% of total assets, consists of obligations of U.S. Government and agencies, obligations of state and political subdivisions and equity and corporate debt securities. Included in the total securities portfolio are various callable securities, which generally possess higher yields than those securities of similar contractual terms to maturity without callable features. As of December 31, 1999, the amortized cost of such callable securities totaled $1.34 billion. Our held-to-maturity portfolio consists primarily of seasoned fixed-rate mortgage-backed securities and U.S. Government and agency securities. At December 31, 1999, our securities available-for-sale totaled $8.86 billion and our securities held-to-maturity totaled $1.90 billion.
See the Securities Portfolio tables on pages 22 and 23.

SOURCES OF FUNDS

GENERAL. Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, NOW and money manager accounts, money market accounts, demand deposit accounts and certificates of deposit. Of the total deposit balance, $1.34 billion, or 14.0%, represent Individual Retirement Accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits. Astoria Federal's growth in deposits from 1994 to the present was primarily due to mergers and acquisitions. At December 31, 1999, our deposits totaled $9.55 billion. The acquisition of Fidelity in 1995 added $1.05 billion of deposits and the acquisition of The Greater in 1997 added $1.60 billion of deposits. During 1999, we sold our five upstate New York banking offices with deposits totaling $156.4 million.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost-of-funds. Core deposits include savings, money market, NOW and money manager and demand deposit accounts, which, in aggregate, represented 48.4% of total deposits at December 31, 1999 and 47.8% of total deposits at December 31, 1998.

BORROWINGS. We enter into reverse repurchase agreements with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under agreements to repurchase. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, Astoria Federal's mortgage portfolio and Astoria Federal's investment in the stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. Over the past several years we issued a funding note, two three-year medium-term notes and a five year medium-term note. The outstanding balance of these notes was $475.1 million at December 31, 1999.

In order to fund our asset growth during the first quarter of 1999, as well as being a part of our interest rate risk management strategy, we increased our borrowings by $2.38 billion, or 26.4%, to $11.40 billion at December 31, 1999, from $9.02 billion at December 31, 1998. The increase was primarily in the form of callable reverse repurchase agreements. At December 31, 1999, we had $10.08 billion of callable borrowings of which $4.14 billion were callable within one year. The callable borrowings had contractual maturities of up to eight years. At December 31, 1999, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily. See Borrowings table on page 30.

For a further discussion of our borrowings, see Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

SUBSIDIARY ACTIVITIES

We have two wholly-owned subsidiaries, Astoria Federal and Astoria Capital Trust
I. On October 28, 1999, Astoria Capital Trust I issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A referred to as Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity. Proceeds totaling $31.3 million from the issuance of the Junior Subordinated Debentures were used to increase the capital level of Astoria Federal and the remaining proceeds were used primarily for the repurchase of our common stock.

At December 31, 1999, the following were wholly-owned subsidiaries of Astoria
Federal:

AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities through its licensed agents. During 1995, AF Agency, Inc. began selling Savings Bank Life Insurance as an agent for another issuing New York State chartered thrift. Upon the acquisition of The Greater, AF Agency, Inc. was authorized by the OTS to engage indirectly in the sale of tax-deferred annuities, a variety of mutual funds and the offering of stock brokerage services through an unaffiliated third party vendor. As of December 31, 1999, AF Agency, Inc. has discontinued selling Saving Bank Life Insurance. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $3.7 million for the year ended December 31, 1999, which represented 4.3% of non-interest income on the consolidated statements of income.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Star Preferred Holding Corporation, or Star Preferred, was incorporated in the State of New Jersey in December 1999, to function as a holding company for Astoria Preferred Funding Corporation, or APFC, and Starline Development Corp., or Starline. APFC and Starline are real estate investment trusts created pursuant to the Internal Revenue Code of 1986, as amended.

Suffco Service Corporation serves as document custodian to facilitate operations with FNMA.

201 Old Country Road Inc. was formed as a special purpose subsidiary which currently holds mortgage loans that serve as collateral for a funding note.

Mortgage Headquarters, Inc., was formed by The Long Island Savings Bank, FSB, or LISB, primarily for the purpose of serving as a holding company for lower tier subsidiary operations. Mortgage Headquarters, Inc. was also a partner in a joint venture called Entrust Mortgage Headquarters, a licensed mortgage broker, which was dissolved in 1999.

Dollar Service Corp., Fidata Service Corp., 3 Belmont Corporation and Zythum Realty, Inc. may qualify for special tax treatment under Article 9A of the New York State Tax Law and therefore, although inactive, are retained by Astoria Federal.

Infoserve Corporation provides research information services for Astoria Federal and other financial institutions. The research provided stems from services Infoserve Corporation offered in the past, as a subsidiary of The Greater, for check clearing and processing as well as check and money order issuances.

35 East 75th Street Associates Ltd., formerly an inactive subsidiary, is now the owner of a fifty percent (50%) interest in Entrust Title Agency, LLC, which sells mortgage title insurance. The name of this subsidiary will be changed to Entrust Holding Corp. upon approval of the New York State Banking Department.

Long Island Savings Agency, Inc. was an inactive subsidiary as of December 31, 1999.

Longco Investors, Inc. is part of a joint venture which developed Avery Village, an FHA subsidized senior citizen apartment complex. Longco Investors, Inc. retains an interest in the cash flow from the project.

Longpond Investors, Inc. is part of a joint venture which developed The Towers Office Building located in Great Neck, New York.

Longrich Investors, Inc. and Syosset N.J. Realty Inc. were formed for the sole purpose of holding title to foreclosed property. Currently, the combined net book value of these properties is $392,000.

1780 Ocean Avenue Corp. holds title to Astoria Federal's banking office located at 1780 Ocean Avenue, Brooklyn, New York.

Oldfield Realty, Inc. and 3366 Park Avenue Corp. are currently inactive but have been retained to hold title to foreclosed property.

S.H.I. Corporation and AF Roosevelt Avenue are both inactive but have been retained by Astoria Federal due to their involvement in various litigation matters. Once the litigations are resolved, Astoria Federal intends to dissolve both subsidiaries.

1401 Avenue M Associates Ltd. which holds title to Astoria Federal's banking office located at 1401 Avenue M, Brooklyn, New York, is also involved in litigation. Once the litigation is resolved, the subsidiary intends to transfer title to the property to Astoria Federal and Astoria Federal intends to dissolve the subsidiary.

Astoria Federal has thirty-three additional subsidiaries, all of which are inactive and which Astoria Federal intends to dissolve or is in the process of dissolving.

MARKET AREA AND COMPETITION

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. Astoria

Federal's deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area and through an extensive broker network in thirteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia and Florida.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. All are our competitors to varying degrees. Our competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face intense competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

The New York metropolitan area economy has experienced increased growth over the past several years as evidenced by local employment growth statistics. Improvement can also be seen in the local real estate market, as reflected in increased existing home sales during the past few years and an increase in local real estate values. Our broker and third party loan origination programs increased our volume of one-to-four family residential loans outside our primary lending market, thereby reducing our geographical loan concentration as well as our potential exposure to a concentration of credit risk. While the majority of our loans are secured by properties located in New York, at December 31, 1999, $4.84 billion, or 48.1%, of our total mortgage loan portfolio was secured by properties located in 46 states other than New York. Excluding New York, we have a concentration of lending in Connecticut, New Jersey, Maryland, and Virginia, each comprising between 5.0% and 12.0% of our total mortgage loan portfolio.

We serve our local market areas with a wide selection of loan products and other retail financial services. We consider our strong banking office network, together with our reputation for financial strength and customer service, as our major competitive advantage in attracting and retaining customers in our market areas.

PERSONNEL

As of December 31, 1999, we had 1,747 full-time employees and 333 part-time employees, or 1,914 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION AND SUPERVISION

GENERAL. Astoria Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the Federal Deposit Insurance Corporation, or FDIC, as deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the OTS. Astoria Federal is a member of the Federal Home Loan Bank, or FHLB, System and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund, or SAIF, except for those deposits acquired from The Greater, which are insured by the FDIC under the Bank Insurance Fund, or BIF. We and Astoria Federal must file reports with the OTS concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS and the FDIC periodically perform safety and soundness examinations of Astoria Federal and us to test our compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establish a comprehensive framework to regulate and control the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, FDIC or Congress, could have a material adverse impact on Astoria Federal and its operations and us and our operations.

The description of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies set forth in this document do not purport to be complete descriptions of such statutes and regulations and their effects on Astoria Federal and us.

IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, or Gramm-Leach, which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (4) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB System, (6) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act, or CRA, and (7) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

Gramm-Leach also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

Bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

We do not believe that the new law will have a material adverse affect upon our operations in the near term. However, to the extent the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

FEDERALLY CHARTERED SAVINGS ASSOCIATION REGULATION

BUSINESS ACTIVITIES. Astoria Federal derives its lending and investment powers from the Home Owner's Loan Act, as amended, or HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, Astoria Federal may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Astoria Federal may also establish service corporations that may engage in activities not otherwise permissible for Astoria Federal, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and
(6) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

CAPITAL REQUIREMENTS. The OTS capital regulations require federally chartered savings associations to meet three capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal's risk profile. At December 31, 1999, Astoria Federal exceeded each of its capital requirements with tangible and leverage capital ratios of 5.98% and a risk-based capital ratio of 15.33%.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred its requirement of the IRR component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value, or NPV. The OTS has also used this NPV analysis as part of its evaluation of certain applications submitted by thrift institutions. For a more complete discussion of NPV analysis, see Item 7, "MD&A - Interest Rate Sensitivity Analysis." The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on Astoria Federal.

PROMPT CORRECTIVE REGULATORY ACTION. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 1999, Astoria Federal was considered "well capitalized" by the OTS.

INSURANCE OF DEPOSIT ACCOUNTS. Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

As a result of the recapitalization of the SAIF in 1996 after the enactment of the Deposit Funds Insurance Act of 1996, the FDIC reduced the assessment rates for deposit insurance for BIF-assessable and for SAIF-assessable deposits for 1997 to a range of 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 1999 for the assessment for deposit insurance and the FICO payments was $4.5 million.

LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 1999, Astoria Federal's largest aggregate amount of loans to one borrower totaled $19.4 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

QUALIFIED THRIFT LENDER, OR QTL, TEST. The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis in 9 out of every 12 months. As of December 31, 1999, Astoria Federal maintained its portfolio assets in qualified thrift investments in excess of 92% and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 1999. Therefore, Astoria Federal qualified under the QTL test.

A savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, (3) obtaining advances from any FHLB, and (4) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, beginning three years after the association failed the QTL test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

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

The OTS limits all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Federal currently must file a notice with the OTS for each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for the proposed capital distribution.

In addition to the OTS limits, Astoria Federal may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified Astoria Federal that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Astoria Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDIA). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In addition, Astoria Federal may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the amounts required for the liquidation accounts which were established as a result of Astoria Federal's conversion from mutual to stock form of ownership and the acquisitions of Fidelity, The Greater and LIB. For further discussion on the liquidation accounts, see Note 10 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

LIQUIDITY. Astoria Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The OTS' current minimum required liquidity is 4.0%. Monetary penalties may be imposed for failure to meet liquidity requirements. Astoria Federal's liquidity ratio at December 31, 1999 was 6.28%. For additional information on Astoria Federal's regulatory liquid assets, see Item 7, "MD&A - Liquidity."

ASSESSMENTS. The assessment by the OTS for an individual savings association is based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the OTS regulations provide that the portion of the assessment based on asset size be the lesser of the assessment under the amended regulations or the regulations before the amendment.

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

COMMUNITY REINVESTMENT. Under CRA, as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as "outstanding" as of the most recent CRA examination.

TRANSACTIONS WITH RELATED PARTIES. Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as may be adopted by the OTS Director. These provisions, among other things, prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any) and principal stockholders, directors and executive officers of Astoria Federal and its affiliates.

STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, or Community Development Act, the OTS, together with the other federal bank regulatory agencies, adopted guidelines establishing general standards, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations were adopted pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

PRIVACY PROTECTION

The OTS has recently proposed regulations implementing the privacy protection provisions of Gramm-Leach. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. We currently have a privacy protection policy in place and intend to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form.

Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and we cannot predict what impact, if any, these bills would have.

FEDERAL HOME LOAN BANK SYSTEM

Astoria Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its borrowings from the FHLB-NY, whichever is greater. Astoria Federal was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 1999, of $265.3 million. Dividends from the FHLB-NY to Astoria Federal amounted to $17.4 million for the year ended December 31, 1999, $9.5 million for the year ended December 31, 1998 and $5.7 million for the year ended December 31, 1997. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the Federal Housing Finance Board. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Formerly, federal savings associations were required to be members of the FHLB System. The new law removed the mandatory membership requirement and authorized voluntary membership for federal savings associations, as is the case for all other eligible institutions.

FEDERAL RESERVE SYSTEM

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $5.0 million and $44.3 million (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Astoria Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. Astoria Federal must notify the OTS at least 30 days before declaring any dividend to us. Astoria Federal has given notice to, and received approval from the OTS for each dividend declared to us in 1999.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

FEDERAL SECURITIES LAWS

We are subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended, or Exchange Act.

DELAWARE CORPORATION LAW

We are incorporated under the laws of the State of Delaware. Thus, we are subject to regulation by the State of Delaware and the rights of our shareholders are governed by the Delaware General Corporation Law.

FEDERAL TAXATION

GENERAL. We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Astoria Federal or us.

CORPORATE ALTERNATIVE MINIMUM TAX. In addition to the regular income tax, corporations (including savings and loan associations) generally are subject to an alternative minimum tax, or AMT, in an amount equal to 20% of alternative minimum taxable income, or AMTI, to the extent the AMT exceeds the corporation's regular tax. AMTI is regular taxable income as modified by certain adjustments and increased by certain tax preference items. AMTI includes an amount equal to three-quarters of the excess of adjusted current earnings over such specially computed AMTI. Only 90% of AMTI can be offset by net operating loss carryovers. The AMT is available as a credit against future regular income tax. We do not expect to be subject to the AMT.

TAX BAD DEBT RESERVES. Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loss experience, and the "reserve method" is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 are subject to recapture over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. See "Distributions."

New York State and New York City tax laws allow thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior law. See the discussion below under "State and Local Taxation."

DISTRIBUTIONS. To the extent that Astoria Federal makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from Astoria Federal's "base year reserve," (i.e., its reserve as of December 1987), to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Astoria Federal's taxable income. Nondividend distributions include distributions in excess of Astoria Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Astoria Federal's current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in Astoria Federal's income.

The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.

DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. We may exclude from our income 100% of dividends received from Astoria Federal as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which we will not file a consolidated tax return, except that if we own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

NEW YORK STATE TAXATION. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 9% (8.5% effective July 1, 2000, 8% effective July 1, 2001 and 7.5% effective July 1, 2002). If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

New York State passed legislation that incorporated the former provisions of Internal Revenue Code, or IRC, Section 593 into New York State tax law. The impact of this legislation enabled Astoria Federal to defer the recapture of the New York State tax bad debt reserves that would have otherwise occurred as a result of the federal amendment to IRC 593. The legislation also enabled Astoria Federal to continue to utilize the reserve method for computing its bad debt deduction. The following discussion of the reserve for bad debts is intended only as a summary and does not purport to be a comprehensive description of the New York State tax rules applicable to Astoria Federal or us.

BAD DEBT DEDUCTION. Federally chartered savings associations such as Astoria Federal which meet certain definition tests primarily relating to their assets and the nature of their business, or qualifying thrifts, are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Astoria Federal will be a qualifying thrift only if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State Tax Law, or the 60% Test. Astoria Federal presently satisfies the 60% Test. Although there can be no assurance that Astoria Federal will satisfy the 60% Test in the future, we believe that this level of qualifying assets can be maintained by Astoria Federal. Astoria Federal's deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of Astoria Federal's taxable income, computed with certain modifications, without regard to Astoria Federal's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans, or NYS Percentage of Taxable Income Method. Astoria Federal's deduction with respect to non-qualifying loans must be computed under the experience method which is based on its actual loss experience.

Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or
(2) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then). The "base year" for these purposes is the last taxable year beginning before the NYS percentage of income bad debt deduction was taken. Any deduction for the addition to the reserve for non-qualifying loans reduces the addition to the reserve for qualifying real property loans calculated under the NYS Percentage of Taxable Income Method. Each year Astoria Federal reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

The amount of the addition to the reserve for losses on qualifying real property loans under the NYS Percentage of Taxable Income Method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the NYS Percentage of Taxable Income Method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which (1) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded (2) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year.

NEW YORK CITY TAXATION. Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. In this connection, legislation was enacted regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above.

A significant portion of Astoria Federal's entire net income for New York City purposes is allocated outside the jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal.

DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, we are exempt from Delaware corporate income tax but are required to file an annual report with and pay an annual franchise tax to the State of Delaware.

STATISTICAL DATA

The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission, or SEC. This data should be read in conjunction with Item 7, "MD&A" and Item 8, "Financial Statements and Supplementary Data."

Information regarding distribution of assets, liabilities and stockholders' equity; interest rates and interest differential appears under Item 7, "MD&A." Page 48 presents the distribution of assets, liabilities and stockholders' equity under the caption "Analysis of Net Interest Income," and page 49 presents the interest differential under the caption "Rate/Volume Analysis."

SECURITIES PORTFOLIO

The following table sets forth the composition of our available-for-sale (at fair value) and held-to-maturity securities portfolios in dollar amounts and in percentages of the portfolios at the dates indicated:


                                                                                    AT DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
                                                            1999                         1998                         1997
                                                 -----------------------------------------------------------------------------------
                                                                  PERCENT                      PERCENT                      PERCENT
(DOLLARS IN THOUSANDS)                             AMOUNT         OF TOTAL      AMOUNT         OF TOTAL      AMOUNT         OF TOTAL
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
     Mortgage-backed securities:
         GNMA pass-through certificates ....     $   125,701        1.42%     $   166,516        2.03%     $   612,310       12.74%
         FHLMC pass-through certificates ...         226,414        2.55          342,722        4.18          755,402       15.71
         FNMA pass-through certificates ....         447,505        5.05          615,794        7.51        1,143,950       23.80
         REMICs and CMOs:
              Agency issuance ..............       5,869,778       66.23        4,920,500       60.04        1,216,283       25.30
              Non-agency issuance ..........       1,535,579       17.33        1,508,302       18.40          781,446       16.26
     Obligations of U.S. Government and
         agencies ..........................         474,204        5.35          467,199        5.71          178,836        3.72
     FNMA and FHLMC preferred stock ........         127,479        1.44          128,840        1.57           64,988        1.35
     Asset-backed and other securities .....           1,908        0.02           25,845        0.31           54,090        1.12
     Corporate debt securities .............          54,181        0.61           20,726        0.25               --          --
                                                 -----------      ------      -----------      ------      -----------      ------

Total securities available-for-sale ........     $ 8,862,749      100.00%     $ 8,196,444      100.00%     $ 4,807,305      100.00%
                                                 ===========      ======      ===========      ======      ===========      ======

SECURITIES HELD-TO-MATURITY:
     Mortgage-backed securities:
         GNMA pass-through certificates ....     $     4,245        0.22%     $    53,258        2.52%     $    71,075        2.69%
         FHLMC pass-through certificates ...          45,128        2.37           14,726        0.70           21,303        0.81
         FNMA pass-through certificates ....          13,106        0.69           15,975        0.76           19,445        0.74
         REMICs and CMOs:
              Agency issuance ..............         668,823       35.13          787,255       37.28          929,588       35.25
              Non-agency issuance ..........         354,766       18.63          268,270       12.70          346,073       13.12
     Obligations of U.S. Government
         and agencies ......................         772,733       40.59          925,355       43.82        1,190,101       45.12
     Obligations of states and
         political subdivisions ............          45,128        2.37           46,961        2.22           49,787        1.89
     Corporate debt securities .............              --          --               --          --           10,048        0.38
                                                 -----------      ------      -----------      ------      -----------      ------

Total securities held-to-maturity ..........       1,903,929      100.00%       2,111,800      100.00%       2,637,420      100.00%
                                                 -----------      ======      -----------      ======      -----------      ======

Net discount ...............................          (3,972)                      (2,989)                      (4,748)
                                                 -----------                  -----------                  -----------

Net securities held-to-maturity ............     $ 1,899,957                  $ 2,108,811                  $ 2,632,672
                                                 ===========                  ===========                  ===========

The table below sets forth certain information regarding the book value, weighted average yields and contractual maturities of our federal funds sold and repurchase agreements, FHLB-NY stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31,1999.


                                                            ONE YEAR                  ONE TO                    FIVE TO
                                                             OR LESS                 FIVE YEARS                TEN YEARS
                                                             -------                 ----------                ---------
                                                                  ANNUALIZED                ANNUALIZED                ANNUALIZED
                                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                        BOOK        AVERAGE       BOOK        AVERAGE        BOOK      AVERAGE
(DOLLARS IN THOUSANDS)                                  VALUE        YIELD        VALUE        YIELD         VALUE       YIELD
-----------------------------------------------------------------------------------------------------------------------------------

FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS ..........................     $  335,653      5.18%     $       --       --%      $       --       --%
                                                      ==========                ==========                ==========

FHLB-NY STOCK (1), (2) ..........................     $       --       --%      $       --       --%      $       --      -- %
                                                      ==========                ==========                ==========

MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
     GNMA pass-through certificates .............     $       --      -- %      $       --      -- %      $       --      -- %
     FHLMC pass-through certificates ............             --        --             841      6.51          18,642      5.86
     FNMA pass-through certificates .............             --        --           1,701      6.47           9,971      6.31
     REMICs and CMOs:
          Agency issuance .......................             --        --              --        --          31,859      6.09
          Non-agency issuance ...................             --        --              --        --           2,666      6.78
      Obligations of the U.S. ...................
      Government and agencies ...................         40,888      5.85             501      5.45          49,935      6.32
      Corporate debt securities .................             --        --              --        --              --        --
      Asset-backed and other securities..........             --        --               2        --              --        --
      Equity securities (1), (3) ................             --        --              --        --              --        --
                                                      ----------                ----------                ----------

TOTAL SECURITIES AVAILABLE-FOR-SALE: ............     $   40,888      5.85%     $    3,045      6.31%     $  113,073      6.19%
                                                      ==========                ==========                ==========

MORTGAGE-BACKED AND OTHER
 SECURITIES HELD-TO-MATURITY:
     GNMA pass-through certificates .............     $       22     10.07%     $      404      8.41%     $    1,713      8.48%
     FHLMC pass-through certificates ............             --        --           1,540      7.41          14,611      7.97
     FNMA pass-through certificates .............             --        --             298      9.22           1,726      7.13
     REMICs and CMOs:
           Agency issuance ......................             --        --           6,105      6.56         112,314      6.36
           Non-agency issuance ..................             --        --              --        --          49,198      6.39
     Obligations of the U.S.
      Government and agencies ...................             --        --          14,996      5.72              --        --
     Obligations of states and
      political subdivisions ....................             --        --           1,883      3.88              --        --
                                                      ----------                ----------                ----------

TOTAL SECURITIES HELD-TO-MATURITY: ..............     $       22     10.07%     $   25,226      5.97%     $  179,562      6.53%
                                                      ==========                ==========                ==========



                                                                                               TOTAL SECURITIES
                                                                             --------------------------------------------------
                                                            MORE THAN
                                                            TEN YEARS
                                                            ---------
                                                                               AVERAGE
                                                                 ANNUALIZED    LIFE BY
                                                                  WEIGHTED   CONTRACTUAL                             WEIGHTED
                                                        BOOK       AVERAGE     MATURITY     BOOK           FAIR       AVERAGE
(DOLLARS IN THOUSANDS)                                  VALUE        YIELD    (IN YEARS)    VALUE          VALUE        YIELD
-----------------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS ..........................     $       --        --%      0.01     $  335,653     $  335,653      5.18%
                                                      ==========                          ==========     ==========
FHLB-NY STOCK (1), (2) ..........................     $  265,250      6.75%        --     $  265,250     $  265,250      6.75%
                                                      ==========                          ==========     ==========

MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
     GNMA pass-through certificates .............     $  129,029      7.02%     20.10     $  129,029     $  125,701      7.02%
     FHLMC pass-through certificates ............        209,421      6.72      22.44        228,904        226,414      6.65
     FNMA pass-through certificates .............        431,967      6.61      29.76        443,639        447,505      6.60
     REMICs and CMOs:
          Agency issuance .......................      6,272,558      6.34      25.92      6,304,417      5,869,778      6.34
          Non-agency issuance ...................      1,601,669      6.47      26.59      1,604,335      1,535,579      6.47
     Obligations of the U.S
       Government and agencies ..................        455,758      6.94      16.04        547,082        474,204      6.80
     Corporate debt securities ..................         61,349      7.94      27.56         61,349         54,181      7.94
     Asset-backed and other securities...........          1,807      6.16      19.51          1,809          1,810      6.16
     Equity securities (1), (3) .................        147,613      5.46         --        147,613        127,577      5.46
                                                      ----------                          ----------     ----------

TOTAL SECURITIES AVAILABLE-FOR-SALE: ............     $9,311,171      6.42%     25.08     $9,468,177     $8,862,749      6.41%
                                                      ==========                          ==========     ==========

MORTGAGE-BACKED AND OTHER
 SECURITIES HELD-TO-MATURITY:
     GNMA pass-through certificates .............     $    2,108      9.33%     12.77     $    4,247     $    4,466      8.90%
     FHLMC pass-through certificates ............         29,136      8.09      13.93         45,287         45,964      8.03
     FNMA pass-through certificates .............         11,059      6.11      12.83         13,083         12,451      6.32
     REMICs and CMOs:
           Agency issuance ......................        548,830      6.76      19.65        667,249        662,167      6.69
           Non-agency issuance ..................        303,197      6.87      25.04        352,395        346,203      6.80
     Obligations of the U.S.
      Government and agencies ...................        757,588      7.37      15.09        772,584        727,284      7.33
     Obligations of states and
      political subdivisions ....................         43,229      6.68      17.78         45,112         45,072      6.56
                                                      ----------                          ----------     ----------

TOTAL SECURITIES HELD-TO-MATURITY: ..............     $1,695,147      7.07%     18.55     $1,899,957     $1,843,607      7.00%
                                                      ==========                          ==========     ==========

(1) As equity securities have no maturities, they are classified in the more than ten years category.
(2)      The carrying amount of FHLB-NY stock equals cost.
(3) Equity securities include FNMA and FHLMC preferred stock which had a book value of $147.5 million at December 31, 1999 and a market value of $127.5 million at December 31, 1999.

LOAN PORTFOLIO
LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                                AT DECEMBER 31,
                                                 ---------------------------------------------------------------------------
                                                            1999                             1998                  1997
                                                 ---------------------------    ---------------------------   --------------
                                                                     PERCENT                        PERCENT
                                                                       OF                             OF
(DOLLARS IN THOUSANDS)                              AMOUNT            TOTAL        AMOUNT            TOTAL         AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------

MORTGAGE LOANS (GROSS) (1):
       One-to-four family ..................     $  9,018,270          88.05%  $  7,857,964         87.37%   $  6,904,114
       Multi-family ........................          615,438           6.01        452,854          5.03         377,292
       Commercial real estate ..............          433,035           4.23        453,973          5.05         456,194
                                                   ----------          -----      ---------         -----       ---------
              Total mortgage loans .........       10,066,743          98.29      8,764,791         97.45       7,737,600
                                                   ----------          -----      ---------         -----       ---------
CONSUMER AND OTHER LOANS (GROSS):
       Home equity .........................          116,726           1.14        142,437          1.58         130,665
       Passbook ............................            7,481           0.07          6,653          0.07           7,207
       Home Improvement ....................            3,787           0.04          5,992          0.07           8,283
       Student (2) .........................            2,780           0.03          4,118          0.05          13,212
       Line of Credit, Overdraft ...........           23,186           0.23         24,846          0.28          37,057
       Other (3) ...........................           16,413           0.16         39,758          0.44          51,800
       Commercial ..........................            4,531           0.04          5,573          0.06           8,136
                                                   ----------          -----      ---------         -----       ---------
              Total other loans ............          174,904           1.71        229,377          2.55         256,360
                                                   ----------          -----      ---------         -----       ---------
TOTAL LOANS ................................       10,241,647         100.00%     8,994,168        100.00%      7,993,960
                                                   ----------          =====      ---------         =====       ---------
LESS:
       Unearned premiums (discounts)
              and deferred costs (fees), net           58,803                        32,463                        26,638
       Allowance for loan losses ...........          (76,578)                      (74,403)                      (73,920)
                                                   ----------                     ---------                     ---------
TOTAL LOANS, NET ...........................     $ 10,223,872                  $  8,952,228                  $  7,946,678
                                                   ==========                     =========                     =========

                                                                             AT DECEMBER 31,
                                                -------------------------------------------------------------------------

                                                     1997                   1996                           1995
                                                ---------------  -------------------------      -------------------------
                                                    PERCENT                        PERCENT                        PERCENT
                                                      OF                             OF                             OF
(DOLLARS IN THOUSANDS)                               TOTAL           AMOUNT         TOTAL        AMOUNT            TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS (GROSS) (1):
       One-to-four family ..................         86.37%      $  5,107,371       88.32%      $  3,571,222      86.13%
       Multi-family ........................          4.72            201,719        3.49            145,652       3.51
       Commercial real estate ..............          5.70            245,584        4.24            221,533       5.34
                                                    ------          ---------      ------          ---------     ------
              Total mortgage loans .........         96.79          5,554,674       96.05          3,938,407      94.98
                                                    ------          ---------      ------          ---------     ------

CONSUMER AND OTHER LOANS (GROSS):
       Home equity .........................          1.63            105,475        1.82             88,508       2.13
       Passbook ............................          0.09              6,497        0.11              5,564       0.13
       Home Improvement ....................          0.11             10,133        0.18             12,354       0.30
       Student (2) .........................          0.17              9,904        0.17              5,739       0.14
       Line of Credit, Overdraft ...........          0.46             40,734        0.70             48,288       1.16
       Other (3) ...........................          0.65             45,764        0.80             36,151       0.88
       Commercial ..........................          0.10              9,826        0.17             11,649       0.28
                                                    ------          ---------      ------          ---------     ------

              Total other loans ............          3.21            228,333        3.95            208,253       5.02
                                                    ------          ---------      ------          ---------     ------

TOTAL LOANS ................................        100.00%         5,783,007      100.00%         4,146,660     100.00%
                                                    ======          ---------      ======          ---------     ======

LESS:
       Unearned premiums (discounts)
              and deferred costs (fees), net                            1,127                        (11,051)
       Allowance for loan losses ...........                          (48,001)                       (47,853)
                                                                    ---------                      ---------
TOTAL LOANS, NET ...........................                     $  5,736,133                   $  4,087,756
                                                                    =========                      =========


(1) These amounts include $11.4 million, $212.9 million, $163.7 million, $58.5 million and $49.9 million of mortgage loans classified as held-for-sale at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.
(2) Includes $252,000, $108,000 and $30,000 of student loans classified as held-for-sale at December 31, 1997, 1996, and 1995, respectively.
(3)      Includes automobile, personal unsecured and credit card loans.

LOAN MATURITY, REPRICING AND ACTIVITY

The following table shows the maturity of our loans receivable at December 31, 1999. The table does not include loans held-for-sale and the effect of prepayments or scheduled principal amortization.


                                                                             AT DECEMBER 31, 1999
                                            ------------------------------------------------------------------------------------
                                             ONE-TO                                                     CONSUMER
                                             -FOUR                MULTI-        COMMERCIAL                 AND       TOTAL LOANS
(In Thousands)                               FAMILY               FAMILY         REAL ESTATE              OTHER      RECEIVABLE
--------------------------------------------------------------------------------------------------------------------------------
Amounts due:
      Within one year .................     $      5,173       $      7,934      $     61,507       $     29,150      $    103,764

      After one year:
         One to three years ...........           38,872             28,927            63,892             28,141           159,832
         Three to five years ..........           62,495              9,045            39,909             12,342           123,791
         Five to ten years ............          387,212            171,806           132,092             19,249           710,359
         Ten to twenty years ..........        2,415,008            371,527           132,999             47,649         2,967,183
         Over twenty years ............        6,098,134             26,199             2,636             38,373         6,165,342
                                            ------------       ------------      ------------       ------------      ------------
      Total due after one year ........        9,001,721            607,504           371,528            145,754        10,126,507
                                            ------------       ------------      ------------       ------------      ------------
Total amounts due .....................     $  9,006,894       $    615,438      $    433,035       $    174,904      $ 10,230,271
                                            ============       ============      ============       ============      ============
      Unearned premiums (discounts)
         and deferred costs (fees), net                                                                                     58,803
      Allowance for loan losses .......                                                                                    (76,578)
                                                                                                                      ------------
Loans receivable, net .................                                                                               $ 10,212,496
                                                                                                                      ============

The following table sets forth at December 31, 1999, the dollar amount of all loans receivable due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                                      DUE AFTER DECEMBER 31, 2000
                                                                 -------------------------------------------------------------------
(In Thousands)                                                      FIXED                     ADJUSTABLE                  TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
      One-to-four family .......................                 $ 2,605,303                 $ 6,396,418               $ 9,001,721
      Multi-family .............................                     187,638                     419,866                   607,504
      Commercial real estate ...................                     141,500                     230,028                   371,528
Consumer and other loans .......................                      58,566                      87,188                   145,754
                                                                 -----------                 -----------               -----------
Total loans receivable .........................                 $ 2,993,007                 $ 7,133,500               $10,126,507
                                                                 ===========                 ===========               ===========

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated:


                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------

(IN THOUSANDS)                                             1999                  1998                  1997
-----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS (GROSS):
 At beginning of year ........................         $  8,764,791          $  7,737,600          $  5,554,674
       Mortgage loans originated:
         One-to-four family ..................            2,986,529             4,747,609             3,292,451
         Multi-family ........................              231,740               158,849               120,874
         Commercial ..........................              120,636                92,666                61,197
                                                       ------------          ------------          ------------
    Total mortgage loans originated ..........            3,338,905             4,999,124             3,474,522
                                                       ------------          ------------          ------------
       Purchases of mortgage loans:
         Third party loan origination
           program (1) .......................              417,641               187,519               562,408
       Loans from acquired institution .......                   --                    --               872,970
       Sales of mortgage loans ...............             (490,687)           (1,428,646)             (969,187)
       Transfer of loans to REO ..............              (10,580)              (14,350)              (15,775)
       Principal repayments ..................           (1,951,994)           (2,349,832)           (1,056,003)
       Loans charged off .....................               (1,333)               (8,148)               (5,120)
       Securitized loans .....................                   --              (387,071)             (680,889)
       Adjustment to conform fiscal year of
          Long Island Bancorp, Inc. to Astoria
          Financial Corporation ..............                   --                28,595                    --
                                                       ------------          ------------          ------------
 At end of year (2) ..........................         $ 10,066,743          $  8,764,791          $  7,737,600
                                                       ============          ============          ============


CONSUMER AND OTHER LOANS (GROSS):
 At beginning of year ........................         $    229,377          $    256,360          $    228,333
       Other loans originated ................               72,938               114,433               123,176
       Purchases .............................                   --                 6,008                18,190
       Loans from acquired institution .......                   --                    --                 8,208
       Sales of other loans ..................               (7,357)              (17,618)              (14,369)
       Transfer of loans to REO ..............                   --                   (67)                   --
       Principal repayments ..................             (115,756)             (131,707)             (102,577)
       Loans charged off .....................               (4,298)               (3,809)               (4,601)
       Adjustment to conform fiscal year of
          Long Island Bancorp, Inc. to Astoria
          Financial Corporation ..............                   --                 5,777                    --
                                                       ------------          ------------          ------------
 At end of year (3) ..........................         $    174,904          $    229,377          $    256,360
                                                       ============          ============          ============

(1) Third party loan originations for the years ended December 31, 1999, 1998 and 1997 were predominantly secured by one-to-four family properties.
(2) Includes $11.4 million, $212.9 million and $163.7 million in real estate loans classified as held-for-sale at December 31, 1999, 1998 and 1997, respectively.
(3) Includes $252,000 in student loans classified as held-for-sale at December 31,1997.

DELINQUENT LOANS AND CLASSIFIED ASSETS

Information regarding delinquent loans and non-performing assets appears under
Item 7, "MD&A - Asset Quality."

The following table sets forth at December 31, 1999, our carrying value of the assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful:


                                           SPECIAL MENTION                  SUBSTANDARD                     DOUBTFUL
                                           ----------------                 -----------                     --------
(Dollars in Thousands)                 NUMBER           AMOUNT        NUMBER           AMOUNT       NUMBER            AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
LOANS:
         One-to-four family .....           1           $   157          347           $50,870           6           $   369
         Multi-family ...........           7             2,577           15             3,122          --                --
         Commercial .............          12            17,263           27            23,039          --                --
         Consumer and other loans          --                --          150             2,348          --                --
                                      -------           -------      -------           -------     -------           -------
             Total ..............          20           $19,997          539           $79,379           6           $   369
                                      -------           -------      -------           -------     -------           -------

REAL ESTATE OWNED:
         One-to-four family .....          --                --           52             5,080          --                --
                                      -------           -------      -------           -------     -------           -------
TOTAL ...........................          20           $19,997          591           $84,459           6           $   369
                                      =======           =======      =======           =======     =======           =======

Note:  There were no assets classified as loss at December 31, 1999.

  DEPOSITS

  The following table presents our deposit activity for the years indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                              1999                   1998                        1997
-----------------------------------------------------------------------------------------------------------------------------------
  Opening balance ....................           $ 9,668,286             $ 9,951,421             $ 8,146,103
  Net withdrawals ....................              (320,467)               (694,666)               (167,537)
  Interest credited ..................               363,156                 399,602                 371,543
  Sale of upstate New York
     banking offices .................              (156,441)                     --                      --
  Deposits assumed from acquired
     institution .....................                    --                      --               1,601,312
  Adjustment to conform fiscal year
       of Long Island Bancorp, Inc. to
       Astoria Financial Corporation .                    --                  11,929                      --
                                                 -----------             -----------             -----------
  Ending balance .....................           $ 9,554,534             $ 9,668,286             $ 9,951,421
                                                 ===========             ===========             ===========

  Net (decrease) increase ............           $  (113,752)            $  (283,135)            $ 1,805,318
                                                 ===========             ===========             ===========


Percentage (decrease) increase .......                 (1.18)%                 (2.85)%                 22.16%


The following table sets forth the maturity periods of our certificate of deposit accounts in amounts of $100,000 or more at December 31, 1999.

                                          AMOUNT
                                      (IN THOUSANDS)
--------------------------------------------------------------------------------
MATURITY PERIOD
Three months or less .........           $166,301
Over three through six months             114,960
Over six through twelve months            105,067
Over twelve months ...........            215,963
                                         --------
Total ........................           $602,291
                                         ========

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates on each category of deposit presented.


                                                Year Ended December 31,
                                  ----------------------------------------------
                                                    1999
                                  ----------------------------------------------
                                                                   Weighted
                                                    Percent        Average
                                     Average        Of Total       Nominal
(Dollars in Thousands)               Balance        Deposits         Rate
--------------------------------------------------------------------------------

Savings ....................       $2,697,726        28.19%         2.00%
Money market ...............        1,038,765        10.86          4.27
NOW and money manager ......          516,010         5.39          1.00
Non-interest bearing .......          372,360         3.89            --
                                   ----------        -----
Total ......................        4,624,861        48.33          2.24
                                   ----------        -----
Certificates of Deposit (1):
     Within one year .......        2,030,613        21.22          4.50
     One to three years ....        1,624,501        16.98          5.24
     Three to five years ...        1,108,682        11.59          6.04
     Five or more years ....           64,692         0.68          5.87
     Jumbo .................          115,184         1.20          4.49
                                   ----------        -----
Total ......................        4,943,672        51.67          5.10
                                   ----------        -----
Total deposits .............       $9,568,533       100.00%
                                   ==========        =====


                              -----------------------------------------------------------------------------------------------------
                                               1998                                        1997
                              -----------------------------------------------------------------------------------------------------
                                                  Weighted                                    Weighted
                                             Percent         Average                       Percent       Average
                                 Average     Of Total        Nominal        Average        Of Total      Nominal
(Dollars in Thousands)           Balance     Deposits         Rate          Balance        Deposits        Rate
-----------------------------------------------------------------------------------------------------------------------------------

Savings ...................    $2,889,510     29.45%         2.47%        $2,560,738        29.59%         2.75%
Money market ...............      729,106       7.43          4.31           484,599         5.60          4.08
NOW and money manager ......      497,433       5.07          1.26           418,592         4.83          1.55
Non-interest bearing .......      399,568       4.07            --           263,436         3.05            --
                               ----------     ------                      ----------       ------
Total ......................    4,515,617      46.02          2.42         3,727,365        43.07          2.60
                               ----------     ------                      ----------       ------
Certificates of Deposit (1):
     Within one year .......    2,096,650      21.37          4.52         1,420,788        16.42          4.97
     One to three years ....    1,922,096      19.58          5.65         2,266,128        26.18          5.75
     Three to five years ...    1,085,050      11.06          6.14         1,047,035        12.10          6.16
     Five or more years ....       71,595       0.73          6.20            77,670         0.90          6.05
     Jumbo .................      121,918       1.24          4.85           114,867         1.33          5.09
                               ----------     ------                      ----------       ------
Total ......................    5,297,309      53.98          5.40         4,926,488        56.93          5.60
                               ----------     ------                      ----------       ------
Total deposits .............   $9,812,926     100.00%                     $8,653,853       100.00%
                               ==========     ======                      ==========       ======


(1)      Terms indicated are original, not term remaining to maturity.


The following table presents, by rate categories, the remaining periods to maturity of the certificate of deposit accounts outstanding at December 31, 1999 and the balances of our certificates of deposit outstanding at December 31, 1999, 1998 and 1997:


                                 Period to maturity from December 31, 1999                           At December 31,
                         -----------------------------------------------------------    -------------------------------------------

                           Within          One to two     Two to three   Over three
(In Thousands)            one year            years         years           years          1999             1998         1997
------------------------------------------------------------------------------------    -------------------------------------------
CERTIFICATES OF DEPOSIT:

  3.99% or less          $  287,439      $      300      $       --      $       --     $  287,739     $  267,768     $  270,026
  4.00% to 4.99%          1,032,132          11,127           3,265          11,128      1,057,652      1,480,241        430,877
  5.00% to 5.99%          1,481,835         861,465          66,930         116,261      2,526,491      2,226,385      3,497,581
  6.00% to 6.99%            165,798         234,343         253,113         301,033        954,287        963,553      1,270,595
  7.00% and over            103,474              --              --              --        103,474        104,805        163,904
                         ----------      ----------      ----------      ----------     ----------     ----------     ----------

Total ..........         $3,070,678      $1,107,235      $  323,308      $  428,422     $4,929,643     $5,042,752     $5,632,983
                         ==========      ==========      ==========      ==========     ==========     ==========     ==========

BORROWINGS

The following table sets forth certain information regarding our borrowed funds at or for the years ended on the dates indicated:


                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)                                           1999               1998               1997
-----------------------------------------------------------------------------------------------------------------------------------

 FHLB-NY ADVANCES:
     Average balance .................................       $ 1,265,968        $   360,233        $   369,374
     Maximum balance outstanding at any month
      end during the year ............................         1,610,058          1,210,170            426,932
     Balance outstanding at end of year ..............         1,610,058          1,210,170            423,136
     Weighted average interest rate during the year ..              5.00%              5.78%              6.00%
     Weighted average interest rate at end of the year              5.25               4.94               6.16

REVERSE REPURCHASE AGREEMENTS:
     Average balance .................................       $ 9,561,718        $ 5,767,274        $ 3,334,692
     Maximum balance outstanding at any
        month end during the year ....................        10,026,800          7,491,800          3,896,165
     Balance outstanding at end of year ..............         9,276,800          7,291,800          3,896,165
     Weighted average interest rate during the year ..              5.17%              5.50%              5.73%
     Weighted average interest rate at end of the year              5.24               5.27               5.78

OTHER BORROWINGS:
     Average balance .................................       $   493,711        $   514,945        $   259,256
     Maximum balance outstanding at any month
        end during the year ..........................           514,663            566,697            462,758
     Balance outstanding at end of year ..............           514,663            520,827            454,936
   Weighted average interest rate during the year ....              6.67%              6.66%              6.44%
     Weighted average interest rate at end of the year              6.86               6.66               6.66

TOTAL BORROWINGS:
     Average balance .................................       $11,321,397        $ 6,642,452        $ 3,963,322
     Maximum balance outstanding at any month
      end during the year ............................        11,744,333          9,022,797          4,774,237
     Balance outstanding at end of year ..............        11,401,521          9,022,797          4,774,237
     Weighted average interest rate during the year ..              5.22%              5.61%              5.77%
     Weighted average interest rate at end of the year              5.31               5.31               5.90

ITEM 2.  PROPERTIES

At December 31, 1999, we operated 87 full-service banking offices, of which 50 were owned and 37 were leased. At December 31, 1999, we owned our principal executive offices and the office for our mortgage operations, both located in Lake Success, New York.

For further information regarding our obligations, see Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

In addition, at December 31, 1999, we owned the former main operating headquarters of LIB located in Melville, New York. We no longer occupy this facility and it is in contract for sale and scheduled to close before the end of the first quarter of 2000. Also, at December 31, 1999, we leased our previous mortgage operating facility in Mineola, New York which we no longer occupy. Approximately one-third of this facility was sublet at December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

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

On or about June 9, 1994, Astoria Federal was served with an Amended Summons and Amended Complaint adding LISB's directors as individual defendants. On or about July 29, 1994, LISB and the individual director defendants served on plaintiffs a motion to dismiss the Amended Complaint. On or about August 29, 1994, the plaintiffs served papers in response to the motion. The remaining schedule on the motion was held in abeyance pending certain discovery.

On January 4, 1999, we were served with a second amended complaint alleging essentially the same claims and adding as additional defendants, us, as successor to LISB, and certain members of James J. Conway, Jr.'s family. The second amended complaint seeks damages of at least $11.0 million trebled. On or about February 22, 1999, we, on behalf of ourselves and LISB, and the individual directors of LISB filed motions to dismiss the second amended complaint. On or about November 15, 1999, the Court denied our motion to dismiss the second amended complaint as to ourselves, LISB and the individual directors of LISB.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 1999 to a vote of our security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ASFC." The table below shows the reported high and low closing price of our common stock during the periods indicated in 1999 and 1998.

                                          1999                        1998
                                ---------------------------------------------------
                                   High          Low           High          Low
                                ---------     ---------     ---------     ---------
First Quarter                   $   50.50     $   44.00     $   62.50     $   46.88
Second Quarter                      51.06         41.25         62.38         51.56
Third Quarter                       42.44         28.94         55.25         35.94
Fourth Quarter                      38.19         28.50         48.13         30.13


As of March 9, 2000, we had 4,514 shareholders of record. As of December 31, 1999, there were 51,730,959 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 1999 and 1998:

                                                          1999             1998
                                                       --------         --------
First Quarter                                          $   0.24         $   0.20
Second Quarter                                             0.24             0.20
Third Quarter                                              0.24             0.20
Fourth Quarter                                             0.24             0.20

On January 19, 2000, our Board of Directors declared a quarterly cash dividend of $0.24 per common share, payable on March 1, 2000, to common stockholders of record at the close of business on February 15, 2000. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year.

Our payment of dividends could be dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See "Regulation and Supervision" in Item 1, "Business" and Note 10 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the liquidation accounts and regulatory capital requirements on Astoria Federal's ability to pay dividends. See "Regulation and Supervision" in Item 1, "Business" and Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" concerning the tax effect of paying a portion of the retained earnings for dividends rather than absorbing tax bad debt losses.

Following the close of business on September 30, 1997, in connection with The Greater Acquisition, we issued 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or Series B Preferred Stock, in exchange for all of the outstanding 12% Noncumulative Perpetual Preferred Stock, Series B of The Greater. The shares of the Series B Preferred Stock issued were exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(2) of the Securities Act.

On October 28, 1999, our wholly-owned subsidiary, Astoria Capital Trust I, issued $125.0 million of Capital Securities. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and $3.9 million of 9.75% Common Securities, Series A, purchased by us, and using the proceeds to acquire Junior Subordinated Debentures, Series A, issued by us. The Junior Subordinated Debentures totaled $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreements pursuant to which it was organized.

The Capital Securities were originally purchased by Sandler O'Neill & Partners, L.P. as initial purchaser, who sold them in a private placement to "qualified institutional buyers" as defined in Rule 144A under the Securities Act, or to "institutional accredited investors" within the meaning of Rule 501 of the Securities Act. In connection with the offering, we incurred $1.9 million in commissions.

The Capital Securities are exempt from registration pursuant to Section 4(2) of the Securities Act. The exemption is based on (1) the identity of all the purchasers as either "qualified insitutional buyers" or "institutional accredited investors," (2) the private placement made by Sandler O'Neill & Partners, L.P., which did not include a general solicitation, (3) our compliance with the periodic reporting requirements of the Exchange Act, (4) the transfer restrictions placed on the Capital Securities and (5) the use of a confidential private placement memorandum describing the Capital Securities.

On March 10, 2000, we commenced an exchange offer which will expire on or about April 11, 2000 providing for the exchange of any and all of the Capital Securities for $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series B referred to as Series B Capital Securities. The terms of the Series B Capital Securities are identical in all material respects to the Capital Securities, except that the Series B Capital Securities have been registered pursuant to the Securities Act, Registration Nos. 333-30792 and 333-30792.01.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.


                                                                          AT DECEMBER 31,
                                          -------------------------------------------------------------------------------
(IN THOUSANDS)                                1999             1998             1997             1996             1995
                                          -----------      -----------      -----------      -----------      -----------
SELECTED FINANCIAL DATA:
Total assets                              $22,696,536      $20,587,741      $16,432,337      $12,586,694      $11,478,912
Federal funds sold and repurchase
     agreements                               335,653          266,437          110,550           89,480          110,100
Mortgage-backed and other securities
     available-for-sale                     8,862,749        8,196,444        4,807,305        4,194,418        3,688,223
Mortgage-backed and other securities
     held-to-maturity                       1,899,957        2,108,811        2,632,672        1,984,111        3,009,284
Loans held-for-sale                            11,376          212,909          163,962           58,643           49,901
Loans receivable, net                      10,212,496        8,739,319        7,782,716        5,677,490        4,037,855
Mortgage servicing rights, net                 48,369           50,237           41,789           29,687           11,328
Deposits                                    9,554,534        9,668,286        9,951,421        8,146,103        7,836,950
Borrowed funds                             11,401,521        9,022,797        4,774,237        3,089,537        2,338,366
Capital trust securities                      125,000             --               --               --               --
Stockholders' equity                        1,196,912        1,462,384        1,445,799        1,107,923        1,116,859

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    1999             1998             1997            1996             1995
                                                     -----------      -----------      -----------     -----------      -----------
SELECTED OPERATING DATA:
Interest income                                      $ 1,495,279      $ 1,224,448      $   978,155     $   842,469      $   755,896
Interest expense                                         955,331          775,465          603,591         501,343          433,294
                                                     -----------      -----------      -----------     -----------      -----------
Net interest income                                      539,948          448,983          374,564         341,126          322,602
Provision for loan losses                                  4,119           15,380            9,061          10,163            8,477
                                                     -----------      -----------      -----------     -----------      -----------
Net interest income after provision
     for loan losses                                     535,829          433,603          365,503         330,963          314,125
Non-interest income                                       86,696           62,263           62,686          51,917           38,500
Non-interest expense:
     General and administrative                          195,266          232,888          212,570         208,177          191,384
     Real estate operations and provision
        for losses, net                                     (186)            (119)           3,072          (5,400)          (1,854)
     Goodwill litigation                                   6,417            1,665            1,101             370             --
     Capital trust securities                              2,169             --               --              --               --
     Amortization of goodwill                             19,425           19,754           11,722           8,968            8,518
     Acquisition costs and restructuring charges            --            124,168             --              --               --
     SAIF recapitalization assessment                       --               --               --            47,202             --
                                                     -----------      -----------      -----------     -----------      -----------
Total non-interest expense                               223,091          378,356          228,465         259,317          198,048
                                                     -----------      -----------      -----------     -----------      -----------
Income before income tax expense and
     extraordinary item                                  399,434          117,510          199,724         123,563          154,577
Income tax expense                                       163,764           61,825           81,840          54,435           65,640
                                                     -----------      -----------      -----------     -----------      -----------
Income before extraordinary item                         235,670           55,685          117,884          69,128           88,937
Extraordinary item, net of tax                              --            (10,637)            --              --               --
                                                     -----------      -----------      -----------     -----------      -----------
Net income                                               235,670           45,048          117,884          69,128           88,937
Preferred dividends declared                               6,000            6,000            1,500            --               --
                                                     -----------      -----------      -----------     -----------      -----------
Net income available to common
     shareholders                                    $   229,670      $    39,048      $   116,384     $    69,128      $    88,937
                                                     ===========      ===========      ===========     ===========      ===========
Basic earnings per common share                      $      4.47      $      0.77      $      2.51     $      1.49      $      1.81
Diluted earnings per common share                    $      4.37      $      0.74      $      2.39     $      1.44      $      1.76

                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                       -----------   -----------   -----------   -----------   -----------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                                      1.04%         0.25%         0.84%         0.58%         0.82%
Return on average stockholders' equity                       17.31          3.02          9.83          6.27          8.25
Return on average tangible stockholders' equity              20.92          3.65         11.16          6.95          9.16
Average stockholders' equity to average assets                5.99          8.13          8.56          9.18          9.89
Average tangible stockholders' equity
    to average tangible assets                                5.01          6.83          7.62          8.36          9.00
Stockholders' equity to total assets                          5.27          7.10          8.80          8.80          9.73
Core deposits to total deposits (1)                          48.41         47.84         43.40         41.89         43.65
Net interest spread                                           2.14          2.20          2.38          2.56          2.70
Net interest margin                                           2.46          2.58          2.78          2.96          3.09
Operating income to average assets (2)                        0.29          0.28          0.34          0.37          0.34
General and administrative expense to average
     assets                                                   0.86          1.27          1.52          1.73          1.76
Efficiency ratio (3)                                         32.21         46.56         50.27         54.01         53.24
Average interest-earning assets to average
     interest-bearing liabilities                             1.07x         1.09x         1.09x         1.09x         1.10x
Book value per common share                            $     22.17   $     25.84   $     25.93   $     22.24   $     21.23
Tangible book value per common share                         17.84         21.34         21.04         20.13         19.11
Cash dividends paid per common share                          0.96          0.80          0.56          0.43          0.20
Dividend payout ratio                                        21.97%       108.11%        23.43%        29.86%        11.36%

ASSET QUALITY RATIOS:
Non-performing loans to total loans (4)(5)                    0.52          1.23          1.12          1.50          2.42
Non-performing loans to total assets (4)(5)                   0.24          0.54          0.55          0.69          0.87
Non-performing assets to total assets (5)(6)                  0.26          0.58          0.70          0.87          1.15
Allowance for loan losses to non-performing loans           143.49         66.99         82.23         55.41         47.78
Allowance for loan losses to non-accrual loans              151.77         70.00         86.79         60.58         50.72
Allowance for loan losses to total loans                      0.75          0.83          0.93          0.83          1.15

OTHER DATA:
Number of deposit accounts                                 952,514       980,307     1,044,390       858,030       830,898
Mortgage loans serviced for others (in thousands)      $ 4,414,684   $ 4,944,176   $ 4,690,746   $ 3,791,920   $ 2,687,797
Number of full service banking offices                          87            96            96            82            82
Regional lending offices                                         1            12            22            25            16
Full time equivalent employees                               1,914         1,987         2,664         2,347         2,215

OTHER NON-GAAP DISCLOSURES (7)
Return on average assets                                      0.99%         0.79%         0.84%         0.81%         0.82%
Cash return on average assets (8)                             1.13          1.05          1.09          1.04          1.01
Return on average stockholders' equity                       16.48          9.76          9.83          8.76          8.25
Cash return on average stockholders' equity (8)              18.92         12.86         12.77         11.35         10.22
Return on average tangible stockholders' equity              19.91         11.78         11.16          9.71          9.16
Cash return on average tangible
     stockholders' equity (8)                                22.86         15.53         14.49         12.57         11.34
Cash general and administrative expense to average
     assets (9)                                               0.82          1.17          1.38          1.59          1.64
Cash efficiency ratio (3)(9)                                 30.57         42.92         45.70         49.41         49.80

(1) Core deposits are comprised of savings, money market, NOW and money manager and demand deposit accounts.

(2) Operating income represents total non-interest income less net gains on sales of securities, premises and equipment, and for 1999, the net gain on sale and disposition of banking and loan production offices. Operating income totaled $66.2 million, $51.2 million, $48.3 million, $44.3 million and $36.9 million for 1999, 1998, 1997, 1996 and 1995, respectively.

(3) Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus operating income.

(4) Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest payments.

(5) Non-performing loans and assets exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $6.7 million, $6.9 million, $9.1 million, $11.8 million and $12.1 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(6) Non-performing assets consist of all non-performing loans, real estate owned and non-performing investments in real estate, net.

(7) The information presented is not in conformity with GAAP. The following infrequently occurring items have been excluded from the return calculations: For 1999, $11.3 million, after tax, for net gain on sale and disposition of banking and loan production offices. For 1998, $100.3 million, after tax, for costs associated with the acquisition of LIB and other infrequently occurring charges. For 1996, $27.6 million, after tax, special assessment for the recapitalization of the SAIF. This information is being presented since we consider it a more accurate presentation of our actual results of operations.

(8) Excludes non-cash charge for amortization of goodwill and amortization relating to allocation of Employee Stock Ownership Plan, or ESOP, stock and earned portion of the Recognition and Retention Plan, or RRP, stock, and related tax benefit.

(9) Excludes non-cash charge for amortization relating to allocation of ESOP stock and earned portion of RRP stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements presented elsewhere in this report.

GENERAL

We are headquartered in Lake Success, New York and our principal business consists of the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities, and borrowed funds, primarily in one-to-four family residential mortgage loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer and other loans. In addition, Astoria Federal invests in securities issued by the U.S. Government and federal agencies and other securities.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expenses, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations and provision for losses, goodwill litigation expense, capital trust securities expense and amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

MERGERS AND ACQUISITIONS

We continue to consider merger and acquisition activity as an integral part of our strategic objective for our long-term growth. Since our incorporation in 1993, we have been successful in expanding our operations through business combinations with other financial institutions as follows:

LIB Acquisition

Following the close of business on September 30, 1998, we completed the acquisition of LIB, the holding company of LISB, a federally chartered savings bank. LIB was merged with us and LISB was merged with Astoria Federal. We refer to this transaction as the LIB Acquisition. The transaction was accounted for as a pooling-of-interests. Accordingly, the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation were recorded by us. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share, or LIB Common Stock, received 1.15 shares of our common stock, for each share of LIB Common Stock. We issued 27,876,636 shares of our common stock to complete the LIB Acquisition.

As part of our strategy of improving operating efficiency following the LIB Acquisition, we entered into various transactions in 1999. Such transactions include, but are not limited to, the disposition and closing of certain loan production offices, or LPOs, and the sale or consolidation of certain banking offices. In the first quarter of 1999, we recognized a $1.2 million ($732,000, net of taxes) loss relating to the closing and disposition of certain LPOs. On April 8, 1999 we entered into a contract to sell the former headquarters of LIB for a total of $20.0 million. The sale is expected to close before the end of the first quarter of 2000.

As part of our evaluation of our banking office network, in the third quarter of 1999, we sold our five upstate New York banking offices in Otsego and Chenango counties with deposits totaling $156.4 million to CNB Financial Corporation, the parent company of Central National Bank, headquartered in Canajoharie, New York. As a result of the transaction, we recognized a $20.4 million ($12.0 million, net of taxes) gain during the third quarter of 1999.

The Greater Acquisition

Following the close of business on September 30, 1997, we completed the acquisition of The Greater in a transaction which was accounted for as a purchase. We refer to this transaction as The Greater Acquisition. Stockholders of The Greater received 0.50 shares of our common stock for each share of The Greater's common stock for 75% of the shares of The Greater's common stock outstanding and $19.00 per share of The Greater's common stock for the remaining 25% of the shares of The Greater's common stock outstanding. In addition, we issued 2,000,000 shares of Series B Preferred Stock, in exchange for all of the outstanding 12% Noncumulative Perpetual Preferred Stock, Series B of The Greater. At December 31, 1999, the remaining goodwill balance generated in the transaction was $147.9 million.

The Fidelity Acquisition

Following the close of business on January 31, 1995, we completed the acquisition of Fidelity in a transaction which was accounted for as a purchase. At December 31, 1999, the remaining goodwill balance generated in the transaction was $75.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by investing activities, which includes principal and interest payments on loans, mortgage-backed securities and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $5.31 billion for the year ended December 31, 1999 and $6.05 billion for the year ended December 31, 1998. During the year ended December 31, 1999, we received $192.7 million of funds from the sale of securities available-for-sale and real estate compared to $1.92 billion from sales during the year ended December 31, 1998. Our other sources of funds are provided by operating and financing activities. Net cash provided from operating activities totaled $340.0 million during the year ended December 31, 1999 and $302.4 million during the year ended December 31, 1998. The net increase in borrowings during 1999 totaled $2.38 billion reflecting the funding of our asset growth discussed below. The net increase in deposits totaled $42.7 million during 1999, which excludes the effect of the sale of our five upstate New York banking offices with deposits totaling $156.4 million. The transfer of these deposits was funded with cash flow from ongoing operations. The net increase in borrowings during 1998 totaled $4.12 billion and the net decrease in deposits during 1998 totaled $294.1 million.

Our primary uses of funds in our investing activities are for the purchase and origination of mortgage loans and the purchase of mortgage-backed securities and other securities. During the year ended December 31, 1999, our gross purchases and originations of mortgage loans totaled $3.76 billion, compared to $5.19 billion during the year ended December 31, 1998. Our purchases of mortgage-backed securities and other securities totaled $4.37 billion during the year ended December 31, 1999 and $7.85 billion during the year ended December 31, 1998. See "Lending and Investing Activities" for further discussion.

Stockholders' equity decreased $265.4 million to $1.20 billion at December 31, 1999, from $1.46 billion at December 31, 1998. Decreases to stockholders' equity included a $329.6 million increase in the unrealized loss on securities available-for-sale, net of taxes, primarily due to increases in interest rates during the year ended December 31, 1999, which adversely affected the market values of our available-for-sale securities. Additional deceases in stockholders' equity were the result of repurchases of our common stock of $159.4 million and dividends declared of $55.2 million. These decreases were partially offset by

$235.7 million of net income, the effect of options exercised and related tax benefit of $29.3 million and the amortization for the allocated portion of shares held by the ESOPs and the related tax benefit on the earned portion of the shares held by the RRP of $13.8 million.

Astoria Federal is required by the OTS to maintain a minimum liquidity ratio, calculated as the average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. Astoria Federal's liquidity ratio was 6.28% at December 31, 1999 and 11.29% at December 31, 1998. The levels of Astoria Federal's liquid assets are dependent on Astoria Federal's operating, investing and financing activities during any given period.

In the normal course of business, we routinely enter into various commitments, primarily relating to the origination and purchase of loans, the purchase of securities and the leasing of certain office facilities. At December 31, 1999, total commitments outstanding to originate and purchase loans were $376.4 million. There were no outstanding commitments to purchase securities at December 31, 1999. Rental payments under non-cancelable lease commitments totaled $6.7 million for the year ended December 31, 1999. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of our business.

Certificates of deposit totaling $3.07 billion will mature within the next twelve months. Based on historical experience and current pricing policies, we expect a significant portion of these deposits to remain with us.

On April 21, 1999, our Board of Directors approved our sixth stock repurchase plan authorizing the purchase, at our management's discretion, of up to 10% of our common stock then outstanding, or 5,528,000 shares, over a two year period in open-market or privately negotiated transactions. Under this plan, 4,257,200 shares of our common stock have been repurchased during 1999 at an aggregate cost of $159.4 million.

We declared cash dividends on our common stock totaling $49.2 million during the year ended December 31, 1999 and $32.6 million during the year ended December 31, 1998. On January 19, 2000, we declared a quarterly cash dividend of $0.24 per share on shares of our common stock, payable on March 1, 2000 to stockholders of record as of the close of business on February 15, 2000. During each of the years ended December 31, 1999 and 1998, we declared cash dividends on our Series B Preferred Stock totaling $6.0 million.

On October 28, 1999, our wholly-owned subsidiary, Astoria Capital Trust I issued $125.0 million of Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. The Capital Securities are rated "BBB-" by Duff & Phelps Credit Rating Co., "BBB-" by Thomson Financial BankWatch and "ba2" by Moody's Investors Service. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity. Proceeds totaling $31.3 million from the issuance of the Junior Subordinated Debentures were used to increase the capital level of Astoria Federal and the remaining proceeds were used primarily for the repurchase of our common stock.

In 1996, we adopted a Stockholder Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right entitles stockholders to buy one one-hundredth interest in a share of a new series of our preferred stock, at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. We reserved 325,000 shares of our Series A Preferred Stock for the Rights Plan.

At the time of the conversion from mutual to stock form of ownership, Astoria Federal was required to establish a liquidation account in an amount equal to its capital as of June 30, 1993. As part of its acquisitions of LIB, Fidelity and The Greater, Astoria Federal established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by those entities as a result of their conversions from mutual to stock form of ownership. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of Astoria Federal, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. Astoria Federal is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if it would cause stockholders' equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

At December 31, 1999, Astoria Federal exceeded all of its regulatory capital requirements with tangible and leverage capital ratios of 5.98% and a risk-based capital ratio of 15.33%. The minimum regulatory requirements were 1.50% tangible capital ratio, 4.00% leverage capital ratio and 8.00% risk-based capital ratio.

Retained earnings at December 31, 1999 and 1998 include approximately $159.1 million for which no federal income tax liability has been recognized. This amount represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. This amount is subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of earnings and profits, (2) redeems its stock, or (3) liquidates.

LENDING AND INVESTING ACTIVITIES

Our primary lending and investing activities include the origination of mortgage, consumer and other loans and the purchase of mortgage loans, mortgage-backed securities and other securities. Our lending and investing activities in the latter part of 1998 and the first quarter of 1999 were reflective of our objective to prudently and effectively deploy our capital through asset growth, with continued emphasis on one-to-four family mortgage lending and purchases of mortgage-backed securities. We believe that we have been successful in achieving our strategy of growth through deployment of our excess capital and are now focused on maintaining our current capital levels. We continue to emphasize the origination of one-to-four family mortgage loans. However, in response to the rising interest rate environment, we have shifted our asset mix toward adjustable rate mortgage loans and, therefore, sell the majority of our fixed rate residential mortgage loan production while retaining our adjustable-rate mortgage loan production for portfolio.

We originate loans, either directly or through mortgage brokers who obtain applications and process loans, which are underwritten, committed for and closed by us. We originated gross mortgage loans totaling $3.34 billion for the year ended December 31, 1999, of which, $2.08 billion were originated through mortgage brokers. During the year ended December 31, 1998, we originated gross mortgage loans totaling $5.00 billion of which $2.45 billion were originated through mortgage brokers. In addition, gross mortgage loan purchases totaled $417.6 million for the year ended December 31, 1999 and $187.5 million for the year ended December 31, 1998. We sold mortgage loans totaling $490.7 million during the year ended December 31, 1999 and $1.43 billion during the year ended December 31, 1998, consisting primarily of FHA/VA and thirty-year FHLMC/FNMA conforming conventional loans as well as fifteen-year fixed rate loans. While the majority of our loans are secured by properties located in New York, at December 31, 1999, $4.84 billion, or 48.1%, of our total mortgage loan portfolio was secured by properties located in 46 states other than New York. Excluding New York, we have a concentration of lending in Connecticut, New Jersey, Maryland and Virginia, each comprising between 5.0% and 12.0% of our total mortgage loan portfolio.

We utilize mortgage-backed and other securities purchases as a complement to our mortgage lending activities. Purchases during 1999 consisted primarily of U.S. Government and agency obligations (CMOs,

REMICs and debentures) or other AAA-rated issues which provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns. For the year ended December 31, 1999, purchases of mortgage-backed securities totaled $4.15 billion and purchases of other securities totaled $221.1 million. For the year ended December 31, 1998, purchases of mortgage-backed securities totaled $6.58 billion and purchases of other securities totaled $1.27 billion.

The significant growth we experienced during the second half of 1998 and first quarter of 1999 was funded primarily through medium-term borrowings. Net borrowings increased $2.38 billion for the year ended December 31, 1999 and $4.12 billion for the year ended December 31, 1998. Reverse repurchase agreements increased by $1.99 billion during 1999 and $3.22 billion during 1998. FHLB-NY advances increased by $400.0 million during 1999 and $820.0 million during 1998. We believe that during 1998 and 1999, callable borrowings were more cost effective than deposit generation. The relatively flat U.S. Treasury yield curve and continued attractiveness of the equity markets experienced over the past two years combined to make significant deposit generation almost unattainable without incurring unacceptable increases in interest and other expense. Despite the attraction of alternate investments available to our customers, we have been successful in avoiding a significant outflow of our deposit base during this period. More importantly, core deposits have increased to 48.4% of total deposits at December 31, 1999, from 47.8% at December 31, 1998.

INTEREST RATE SENSITIVITY ANALYSIS

Our primary component of market risk is interest rate risk. Our net interest income, the primary component of our net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of our assets and the liabilities which fund them. We seek to manage interest rate risk by monitoring and controlling the variation in repricing intervals between our assets and liabilities. To a lesser extent, we also monitor our interest rate sensitivity by analyzing the estimated changes in market value of our assets and liabilities assuming various interest rate scenarios. As discussed below, a variety of factors influence the repricing characteristics and the market value of any given asset or liability.

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

We monitor interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis. Purchases of fixed-rate mortgage-backed securities are concentrated on those securities with short- and medium-term average lives. The majority of originations of fifteen-year and thirty-year fixed rate mortgages are sold in the secondary market, while the remainder, primarily adjustable-rate mortgages, are held for portfolio.

At December 31, 1999, our net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $434.2 million, representing a positive cumulative one-year gap of 1.91% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.07 billion, representing a positive cumulative one-year gap of 5.18% of total assets at December 31, 1998. Our December 31, 1999 and 1998 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at December 31, 1999 were classified within the one-year or less maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.75 billion, representing a positive cumulative one-year gap of 29.74% of total assets. Using this method at December 31, 1998, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.46 billion, representing a positive cumulative one-year gap of 31.39% of total assets. The available-for-sale securities may or may not be sold, subject to our discretion.

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, that we anticipate, using certain assumptions based on our historical experience and other data available to us to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in this table are $1.34 billion of callable other securities at their amortized cost, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $1.09 billion are callable within one year and at various other times thereafter. Also included in this table are $9.51 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than three years to five years category and the more than five years category. Of such borrowings, $4.08 billion are callable within one year and at various other times thereafter. The use of these callable borrowings during our periods of rapid growth and the low absolute level of interest rates at the end of 1998 and in the first quarter of 1999 has allowed us to maintain a low cost of funding. As of December 31, 1999, the weighted average rate on these borrowings was 5.14%. The majority of those borrowings which have already reached their first call date have not been called as of December 31, 1999; however, there can be no assurances that these borrowings will not be called in the future, particularly in a rising interest rate environment.

                                                                          At December 31, 1999
                                           --------------------------------------------------------------------------------
                                                             More than        More than
                                                             One Year        Three Years
                                             One Year            to               to            More than
(Dollars in Thousands)                       or Less        Three Years       Five Years        Five Years         Total
                                           -----------      -----------      -----------       -----------      -----------
Interest-earning assets:
  Mortgage loans (1)                       $ 2,408,380      $ 2,701,350      $ 2,312,034       $ 2,593,238      $10,015,002
  Consumer and other loans (1)                 143,177           30,100             --                --            173,277
  Federal funds sold and
    repurchase agreements                      335,653             --               --                --            335,653
  Mortgage-backed and other
    securities available-for-sale            2,547,372        2,074,377        1,464,849         2,776,151        8,862,749
  Mortgage-backed and other securities
     held-to-maturity                          449,752          384,908          162,595         1,171,924        2,169,179
                                           -----------      -----------      -----------       -----------      -----------
Total interest-earning assets                5,884,334        5,190,735        3,939,478         6,541,313       21,555,860
Add:
  Net unamortized purchase premiums
    and deferred costs (2)                      12,497           14,515           12,980            14,839           54,831
                                           -----------      -----------      -----------       -----------      -----------
Net interest-earning assets                  5,896,831        5,205,250        3,952,458         6,556,152       21,610,691
                                           -----------      -----------      -----------       -----------      -----------

Interest-bearing liabilities:
  Savings                                      154,887          309,773          309,773         1,807,009        2,581,442
  Money market                               1,028,743           14,420           14,420           108,151        1,165,734
  Now and money manager                         26,555           53,113           53,113           398,350          531,131
  Certificates of deposit                    3,070,678        1,430,543          428,422              --          4,929,643
  Borrowed funds                             1,181,754        2,079,767        5,165,000         2,975,000       11,401,521
                                           -----------      -----------      -----------       -----------      -----------
Total interest-bearing liabilities           5,462,617        3,887,616        5,970,728         5,288,510       20,609,471
                                           -----------      -----------      -----------       -----------      -----------
Interest sensitivity gap                       434,214        1,317,634       (2,018,270)        1,267,642      $ 1,001,220
                                           ===========      ===========      ===========       ===========      ===========
Cumulative interest sensitivity gap        $   434,214      $ 1,751,848      $  (266,422)      $ 1,001,220
                                           ===========      ===========      ===========       ===========      ===========

Cumulative interest sensitivity
  gap as a percentage of total assets             1.91%            7.72%           (1.17)%            4.41%
Cumulative net interest-earning
  assets as a percentage of
   interest-bearing liabilities                 107.95%          118.74%           98.26%           104.86%

(1) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(2)      Net unamortized purchase premiums and deferred costs are prorated.

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

We also monitor Astoria Federal's interest rate sensitivity through analysis of the change in the NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed rate asset will decline, whereas the fair value of an adjustable rate asset, depending on its repricing characteristics, may not decline. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the value of assets in the same scenario. This analysis, presented in the following table, or the NPV Table, initially measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on Astoria Federal's quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily because of differences in assumptions utilized between our internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates.

For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to the Gap Table were used. However, we have utilized different assumptions with respect to the borrowings with imbedded call features for the NPV Table. Specifically, for the scenarios involving no change or an increase in interest rates, we have assumed that those borrowings with imbedded call options will be called at their next available call date. Since the NPV Table reflects a hypothetical value of net assets based on present value of cash flows, utilizing the shorter life by call date instead of maturity date would result in the most conservative value of Astoria Federal's borrowings and, therefore, the most conservative view of its NPV ratio. Despite the recent increase in interest rates during 1999, many of these borrowings which are currently in their call periods have not had those options exercised, thereby allowing us to maintain our low borrowing cost. However, no assurance, particularly in a rising interest rate environment, can be given that this will continue in the future.

The NPV Table is based on simulations which utilize institution specific assumptions with regard to future cash flows, including customer options such as loan prepayments, period and lifetime caps, puts and calls, and deposit withdrawal estimates. The NPV Table uses discount rates derived from various sources including, but not limited to, U.S. Treasury yield curves, thrift retail certificate of deposit curves, national and local secondary mortgage markets, brokerage security pricing services and various alternative funding sources. Specifically, for mortgage loans receivable, the discount rates used were based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term. The discount rates used for certificates of deposit and borrowings were based on rates which approximate those we would incur to replace such funding of similar remaining maturities. The NPV Table calculates the NPV at a flat rate scenario at a point in time by computing the present value of cash flows of interest earning assets less the present value of interest bearing liabilities. Certain assets, including fixed assets and real estate held for development, are assumed to remain at book value (net of valuation allowance) regardless of interest rate scenario.

The following represents our NPV Table as of December 31, 1999:

                      Net Portfolio Value ("NPV")            Portfolio Value of Assets
   Rates in    ------------------------------------------    -------------------------
Basis Points     Dollar          Dollar        Percentage        NPV    Sensitivity
(Rate Shock)     Amount          Change         Change          Ratio     Change
------------     ------          ------        ----------       -----   -----------
                         (Dollars in Thousands)
+200           $1,305,831     $ (903,342)       (40.89)%         6.24%    (3.68)%
+100            1,791,229       (417,944)       (18.92)          8.29     (1.63)
 -0-            2,209,173           --             --            9.92       --
-100            2,834,871        625,698         28.32          12.34      2.42
-200            2,795,892        586,719         26.56          11.96      2.04

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

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

FINANCIAL CONDITION

Total assets increased $2.11 billion or 10.2%, to $22.70 billion at December 31, 1999, from $20.59 billion at December 31, 1998. This increase reflects our objective of effectively deploying capital through asset growth, which resulted in increases in the mortgage loan and mortgage-backed securities portfolios, primarily during the first quarter of 1999. Mortgage loans, net, increased $1.53 billion, from $8.58 billion at December 31, 1998 to $10.11 billion at December 31, 1999. Gross mortgage loans originated and purchased during the year ended December 31, 1999 totaled $3.76 billion, of which $3.34 billion were originations and $417.6 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $5.00 billion of originations and $187.5 million of purchases for a total of $5.19 billion during the year ended December 31, 1998. The decrease in the mortgage loan originations was primarily a result of the general increase in market interest rates, which decreased the levels of mortgage refinance activity. Additionally, the closing and disposal of certain LPOs acquired from LIB also contributed to the significant reduction in our volume of loan originations. This reduction was offset by a slowdown in loan prepayments, also a result of the increase in interest rates. Mortgage-backed securities increased $596.6 million to $9.29 billion at December 31, 1999, from $8.69 billion at December 31, 1998. This increase was the result of purchases totaling $4.15 billion, consisting primarily of agency-issued REMICs and CMOs purchased in the first quarter of 1999, offset by principal payments received of $2.94 billion, sales of $146.8 million and an increase in the net unrealized loss on securities available-for-sale of $473.7 million. See "Lending and Investing Activities" for further discussion.

In addition to the increases in the mortgaged-backed securities and mortgage loan portfolios, other assets increased $227.7 million from $166.6 million at December 31, 1998 to $394.3 million at December 31, 1999, primarily due to the increase in the deferred tax asset directly related to the increase in the unrealized loss on securities available-for-sale. Federal funds sold and repurchase agreements also increased $69.3 million to $335.7 million at December 31, 1999, from $266.4 million at December 31, 1998. These increases were slightly offset by a decrease in loans held-for-sale of $201.5 million to $11.4 million at December 31, 1999, from $212.9 million at December 31, 1998, which is reflective of our focus on originating loans for portfolio rather than for sale in the secondary market, as mentioned above. Other securities also decreased $139.2 million to $1.48 billion at December 31, 1999, from $1.61 billion at December 31, 1998.

The growth in the loan and mortgage-backed securities portfolios was funded primarily through additional medium-term borrowings, which is consistent with our strategy of complementing our growth through acquisitions by leveraging our excess capital. Reverse repurchase agreements increased $1.99 billion, to

$9.28 billion at December 31, 1999, from $7.29 billion at December 31, 1998. Federal Home Loan Bank of New York advances increased $400.0 million to $1.61 billion at December 31, 1999 from $1.21 billion at December 31, 1998. Deposits decreased $113.8 million from $9.67 billion at December 31, 1998 to $9.55 billion at December 31, 1999 primarily due to the sale of our five upstate New York banking offices with deposits totaling $156.4 million in the third quarter of 1999.

On October 28, 1999, our wholly owned subsidiary, Astoria Capital Trust I issued $125.0 million of Capital Securities which are fully and unconditionally guaranteed by us. For further discussion of the Capital Securities, see "Liquidity and Capital Resources."

Stockholders' equity totaled $1.20 billion at December 31, 1999 and $1.46 billion at December 31, 1998. Decreases to stockholders' equity included a $329.6 million increase in the unrealized loss on securities available-for-sale, net of taxes, primarily due to increases in interest rates during the year ended December 31, 1999, which adversely affected the market values of our available-for-sale securities. Additional decreases in stockholders' equity were the result of repurchases of our common stock of $159.4 million and dividends declared of $55.2 million. These decreases were partially offset by $235.7 million of net income, the effect of options exercised and related tax benefit of $29.3 million and the amortization for the allocated portion of shares held by the ESOPs and the related tax benefit on the earned portion of the shares held by the RRP of $13.8 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the year ended December 31, 1999 increased $190.7 million to $235.7 million for the year ended December 31, 1999, from $45.0 million for the year ended December 31, 1998. For the year ended December 31, 1999, diluted earnings per common share increased to $4.37 per share, as compared to $0.74 per share for the year ended December 31, 1998. Return on average assets increased to 1.04% for the year ended December 31, 1999, from 0.25% for the year ended December 31, 1998. Return on average stockholders' equity increased to 17.31% for the year ended December 31, 1999, from 3.02% for the year ended December 31, 1998. Return on average tangible stockholders' equity increased to 20.92% for the year ended December 31, 1999, from 3.65% for the year ended December 31, 1998.

The results of operations for the year ended December 31, 1999 include an $11.3 million, after-tax, net gain on the disposition of banking and loan production offices. The results of operations for the year ended December 31, 1998 include infrequently occurring charges related to the LIB Acquisition of $89.7 million, after-tax, and penalties related to prepaid borrowings of $10.6 million, after-tax. See "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on page 55 for details of these charges. The following comparison of net operating income, diluted operating earnings per common share and related operating returns reflect the 1999 results exclusive of the net gain and the 1998 results exclusive of the infrequently occurring charges.

For the year ended December 31, 1999, net operating income increased $78.9 million, or 54.3%, to $224.3 million, from $145.4 million for the year ended December 31, 1998. Diluted operating earnings per common share for the year ended December 31, 1999 increased to $4.16 per share, or 57.6%, from $2.64 per share for the year ended December 31, 1998. The operating return on average assets for the year ended December 31, 1999 increased to 0.99%, from 0.79% for the year ended December 31, 1998. The operating return on average stockholders' equity for the year ended December 31, 1999 increased to 16.48%, from 9.76% for the year ended December 31, 1998. The operating return on average tangible stockholders' equity for the year ended December 31, 1999 increased to 19.91%, from 11.78% for the year ended December 31, 1998.

NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.

Our net interest income is significantly impacted by changes in interest rates and market yield curves. Over the past two years, interest rates have fluctuated significantly, and various financial instrument markets have become increasingly volatile. During the year ended December 31, 1998, interest rates, in general, steadily declined. Conversely, 1999 represented a year of rising interest rates. However, the overall levels of interest rates did not surpass prior year levels until late in the second quarter of 1999.

For the year ended December 31, 1999, net interest income increased $90.9 million, or 20.3%, to $539.9 million, from $449.0 million for the year ended December 31, 1998. This increase was a result of the growth in average interest-earning assets of $4.56 billion and the growth in average interest-bearing liabilities of $4.46 billion. This increase in average interest-earning assets was partially offset by a decrease in the net interest rate spread to 2.14% for the year ended December 31, 1999, from 2.20% for the year ended December 31, 1998. The change in the net interest rate spread resulted from a decrease in the average yield on total interest-earning assets to 6.80% for the year ended December 31, 1999, from 7.03% for the year ended December 31, 1998, partially offset by a decrease in the average cost of interest-bearing liabilities to 4.66% for the year ended December 31, 1999, from 4.83% for 1998. The net interest margin was 2.46% for the year ended December 31, 1999 and 2.58% for the year ended December 31, 1998.

ANALYSIS OF NET INTEREST INCOME

The following table sets forth certain information for the years ended December 31, 1999, 1998 and 1997. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown, except where otherwise noted. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to interest rates.

                                                                 Year Ended December 31,
                                          ----------------------------------------------------------------------
                                                         1999                                1998
                                          ----------------------------------  ----------------------------------
                                                                     Average                             Average
                                            Average                  Yield/     Average                  Yield/
(Dollars in Thousands)                      Balance      Interest     Cost      Balance      Interest     Cost
                                          -----------   ----------   -------  -----------   ----------   -------
ASSETS:
  Interest-earning assets:
     Mortgage loans (1)                   $ 9,531,892   $  679,623    7.13%   $ 8,321,732   $  612,606    7.36%
     Consumer and other loans (1)             200,178       19,285    9.63        260,615       24,422    9.37
     Mortgage-backed securities (2)        10,242,306      658,140    6.43      6,662,882      438,934    6.59
     Other securities (2)                   1,837,254      129,030    7.02      1,885,438      132,414    7.02
     Federal funds sold and repurchase
        agreements                            179,408        9,201    5.13        296,516       16,072    5.42
                                         ------------   ----------            -----------   ----------

  Total interest-earning assets            21,991,038    1,495,279    6.80     17,427,183    1,224,448    7.03
                                                        ----------                          ----------
  Non-interest-earning assets                 726,644                             893,388
                                         ------------                         -----------

Total assets                             $ 22,717,682                         $18,320,571
                                         ============                         ===========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
     Savings                             $  2,697,726       54,341    2.01    $ 2,889,510       72,243    2.50
     Certificates of deposit                4,943,672      258,389    5.23      5,297,309      288,914    5.45
     NOW and money manager                    516,010        5,110    0.99        497,433        6,337    1.27
     Money market                           1,038,765       45,316    4.36        729,106       32,108    4.40
                                         ------------   ----------            -----------   ----------
    Total deposits                          9,196,173      363,156    3.95      9,413,358      399,602    4.25
    Borrowed funds                         11,321,397      592,175    5.23      6,642,452      375,863    5.66
                                         ------------   ----------            -----------   ----------

  Total interest-bearing liabilities       20,517,570      955,331    4.66     16,055,810      775,465    4.83
                                                        ----------                          ----------
  Non-interest-bearing liabilities            838,566                             774,538
                                         ------------                         -----------

Total liabilities                          21,356,136                          16,830,348
Stockholders' equity                        1,361,546                           1,490,223
                                         ------------                         -----------

Total liabilities and
   stockholders' equity                  $ 22,717,682                         $18,320,571
                                         ============                         ===========

Net interest income/net
   interest rate spread                                 $  539,948    2.14%                 $  448,983    2.20%
                                                        ==========    ====                  ==========    ====

Net interest-earning assets/
   net interest margin                   $  1,473,468                 2.46%   $ 1,371,373                 2.58%
                                         ============                 ====    ===========                 ====

Ratio of interest-earnings assets
   to interest-bearing liabilities               1.07x                               1.09x

                                                Year Ended December 31,
                                           ----------------------------------
                                                          1997
                                           ----------------------------------
                                                                      Average
                                             Average                  Yield/
(Dollars in Thousands)                       Balance      Interest     Cost
                                           -----------    --------    -------
ASSETS:
  Interest-earning assets:
     Mortgage loans (1)                    $ 6,568,162    $503,504     7.67%
     Consumer and other loans (1)              237,580      23,981    10.09
     Mortgage-backed securities (2)          5,178,752     352,841     6.81
     Other securities (2)                    1,253,939      85,968     6.86
     Federal funds sold and repurchase
        agreements                             213,502      11,861     5.56
                                           -----------    --------

  Total interest-earning assets             13,451,935     978,155     7.27
                                                          --------
  Non-interest-earning assets                  555,483
                                           -----------

Total assets                               $14,007,418
                                           ===========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
     Savings                               $ 2,560,738      70,755     2.76
     Certificates of deposit                 4,926,488     274,042     5.56
     NOW and money manager                     418,592       6,625     1.58
     Money market                              484,599      20,121     4.15
                                           -----------    --------
    Total deposits                           8,390,417     371,543     4.43
    Borrowed funds                           3,963,322     232,048     5.85
                                           -----------    --------

  Total interest-bearing liabilities        12,353,739     603,591     4.89
                                                          --------
  Non-interest-bearing liabilities             454,903
                                           -----------

Total liabilities                           12,808,642
Stockholders' equity                         1,198,776
                                           -----------

Total liabilities and
   stockholders' equity                    $14,007,418
                                           ===========

Net interest income/net
   interest rate spread                                   $374,564     2.38%
                                                          ========     ====

Net interest-earning assets/
   net interest margin                     $ 1,098,196                 2.78%
                                           ===========                 ====

Ratio of interest-earnings assets
   to interest-bearing liabilities                1.09x


(1) Mortgage and consumer loans include non-performing loans and exclude the allowance for loan losses.

(2)      Securities available-for-sale are reported at average amortized cost.

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) the changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) the changes attributed to changes in rate (changes in rate multiplied by prior volume), and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                        Year Ended December 31, 1999               Year Ended December 31, 1998
                                                Compared to                                Compared to
                                        Year Ended December 31, 1998               Year Ended December 31, 1997
                                  -----------------------------------------------------------------------------------

                                            Increase (Decrease)                          Increase (Decrease)
                                  ---------------------------------------      --------------------------------------
(In Thousands)                      Volume          Rate           Net           Volume         Rate           Net
                                  ---------      ---------      ---------      ---------     ---------      ---------
Interest-earning assets:
  Mortgage loans                  $  86,672      $ (19,655)     $  67,017      $ 130,125     $ (21,023)     $ 109,102
  Consumer and other loans           (5,799)           662         (5,137)         2,225        (1,784)           441
  Mortgage-backed securities        230,127        (10,921)       219,206         97,849       (11,756)        86,093
  Other securities                   (3,384)          --           (3,384)        44,390         2,056         46,446
  Federal funds sold and
     repurchase agreements           (6,051)          (820)        (6,871)         4,516          (305)         4,211
                                  ---------      ---------      ---------      ---------     ---------      ---------
Total                               301,565        (30,734)       270,831        279,105       (32,812)       246,293
                                  ---------      ---------      ---------      ---------     ---------      ---------
Interest-bearing liabilities:
  Savings                            (4,529)       (13,373)       (17,902)         8,539        (7,051)         1,488
  Certificates of deposit           (19,022)       (11,503)       (30,525)        20,359        (5,487)        14,872
  NOW and money manager                 217         (1,444)        (1,227)         1,142        (1,430)          (288)
  Money market                       13,503           (295)        13,208         10,709         1,278         11,987
  Borrowed funds                    246,818        (30,506)       216,312        151,592        (7,777)       143,815
                                  ---------      ---------      ---------      ---------     ---------      ---------
Total                               236,987        (57,121)       179,866        192,341       (20,467)       171,874
                                  ---------      ---------      ---------      ---------     ---------      ---------
Net change in net interest
     income                       $  64,578      $  26,387      $  90,965      $  86,764     $ (12,345)     $  74,419
                                  =========      =========      =========      =========     =========      =========


INTEREST INCOME

Interest income for the year ended December 31, 1999 increased $270.8 million, or 22.1%, to $1.50 billion, from $1.22 billion for the year ended December 31, 1998. This increase was the result of a $4.56 billion increase in average interest-earning assets to $21.99 billion for the year ended December 31, 1999, from $17.43 billion for 1998. This increase was partially offset by a decrease in the average yield of interest-earning assets to 6.80% for 1999, from 7.03% for 1998. The increase in average interest-earning assets was primarily due to increases in mortgage loans and mortgage-backed securities resulting from our strategy of deploying excess capital through growth.

Interest income on mortgage loans increased $67.0 million to $679.6 million for 1999, from $612.6 million for 1998, which was the result of an increase in the average balance of $1.21 billion, partially offset by a decrease in the average yield on mortgage loans to 7.13% for 1999, from 7.36% for 1998. The increase in the average balance of mortgage loans reflects our continued emphasis on originations of primarily one-to-four family residential mortgage loans. The decrease in the average yield was due to the continued decline in market interest rates during the latter half of 1998, coupled with the accelerated prepayments and refinancing activity during 1998, which continued through the first quarter of 1999. Although rising interest rates during 1999 have caused a deceleration of this prepayment and refinancing activity, the overall levels of interest rates did not surpass prior year levels until late in the second quarter of 1999. Additionally, the rising interest rate environment has created a shift in consumer demand from fixed rate products to adjustable rate products which are initially offered at rates below their fully indexed rate. Accordingly, the impact of these rising rates has not yet been fully reflected in the overall average yield on our mortgage loan portfolio. Interest income on consumer and other loans decreased $5.1 million resulting from a decrease in the average balance of $60.4 million, partially offset by an increase in the yield to 9.63% for 1999, from 9.37% for 1998.

Interest income on mortgage-backed securities increased $219.2 million to $658.1 million for 1999, from $438.9 million for 1998. This increase was the result of a $3.58 billion increase in the average balance of this portfolio, partially offset by a decrease in the average yield to 6.43% for 1999, from 6.59% for 1998. The decrease in the average yield of our mortgage-backed securities portfolio is reflective of the changes in the interest rate environment discussed above. Interest income on other securities decreased $3.4 million to $129.0 million for 1999, from $132.4 million for 1998. This was the result of a decrease in the average balance of this portfolio of $48.2 million, while the average yield remained constant at 7.02% for both the years ended December 31, 1999 and 1998. Interest income on federal funds sold and repurchase agreements decreased $6.9 million as a result of a decrease in the average balance of $117.1 million and a decrease in the average yield to 5.13% for 1999, from 5.42% for 1998.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1999 increased $179.8 million, to $955.3 million, from $775.5 million for the year ended December 31, 1998. This increase was attributable to an increase in the average balance of interest-bearing liabilities of $4.46 billion, to $20.52 billion for the year ended December 31, 1999, from $16.06 billion for the year ended December 31, 1998, partially offset by a decrease in the average cost of such liabilities to 4.66% for 1999, from 4.83% for 1998. The significant increase in average interest-bearing liabilities, particularly borrowed funds, was primarily attributable to the previously mentioned growth strategy deployed during the latter portion of 1998 and the beginning of 1999. The decline in the overall average costs of our interest-bearing liabilities reflects the lower interest rate environment that prevailed in the first half of 1999 versus the comparable 1998 period.

Interest expense on borrowed funds increased $216.3 million, to $592.2 million for the year ended December 31, 1999, from $375.9 million for the year ended December 31, 1998. This increase was attributable to an increase in the average balance of borrowed funds of $4.68 billion, partially offset by a decrease in the average cost of borrowed funds to 5.23% for 1999, from 5.66% for 1998. The significant growth we experienced during the second half of 1998 and the first quarter of 1999 was funded primarily through medium-term callable borrowings, which provide us with flexibility and efficiency which could not be obtained through deposit growth.

Interest expense on deposits decreased $36.4 million to $363.2 million for the year ended December 31, 1999, from $399.6 million for the year ended December 31, 1998, reflecting a decrease in the average cost of interest-bearing deposits to 3.95% for 1999 from 4.25% for 1998 coupled with a decrease in the average balance of interest-bearing deposits of $217.2 million. Interest expense on savings accounts decreased $17.9 million as a result of a decrease in the average cost to 2.01% for 1999, from 2.50% for 1998 and a decrease in the average balance of $191.8 million. The decrease in average cost of savings accounts was a result of us lowering the rates paid on these accounts during the fourth quarter of 1998. Interest expense on certificates of deposit decreased $30.5 million from the combined effect of a decrease in the average balance of $353.6 million and a decrease in the average cost to 5.23% for 1999, from 5.45% for 1998. Interest expense on money market accounts increased $13.2 million to $45.3 million for 1999, from $32.1 million for 1998, as a result of an increase in the average balance of $309.7 million, offset by a decrease in the average cost to 4.36% for 1999, from 4.40% for 1998. Interest paid on money market accounts is on a tiered basis with 86.53% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the top tier is by policy at least equal to the discount rate for the three-month U.S. Treasury bill. As previously mentioned, despite the increase in rates during 1999, the actual levels of interest rates did not surpass those of the prior year until late in the second quarter of 1999. Interest expense on NOW and money manager accounts decreased $1.2 million as a result of us lowering the rates paid on these accounts during the third quarter of 1998.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased $11.3 million, to $4.1 million for the year ended December 31, 1999, from $15.4 million for the year ended December 31, 1998. The $15.4 million recorded in 1998 included $5.6 million for nonspecific loan losses to conform LIB's previous accounting practices and asset review methodologies to ours, as well as a $4.0 million charge due to increased delinquencies experienced in the consumer loan portfolio in 1998. The allowance for loan losses increased to $76.6 million at December 31, 1999, from $74.4 million at December 31, 1998. Net loan charge-offs totaled $1.9 million for the year ended December 31, 1999 compared to $14.8 million for the year ended December 31, 1998, which included $9.2 million in charge-offs relating to one property. Non-performing loans decreased $57.7 million to $53.4 million at December 31, 1999, from $111.1 million at December 31, 1998. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 66.99% at December 31, 1998 to 143.49% at December 31, 1999. The allowance for loan losses as a percentage of total loans decreased from 0.83% at December 31, 1998 to 0.75% at December 31, 1999 primarily due to the increase of $1.25 billion in gross total loans from December 31, 1998 to December 31, 1999. The decline in the provision generally reflects the decline in non-performing loans. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the year ended December 31, 1999 increased $24.4 million, or 39.2%, to $86.7 million from $62.3 million for the year ended December 31, 1998. Excluding gains on sales of securities and the net gain on disposition of banking and loan production offices, non-interest income for 1999 increased $15.5 million, or 30.2%, to $66.8 million, from $51.3 million for 1998.

Customer service and other loan fees increased $5.4 million to $40.0 million for the year ended December 31, 1999, from $34.6 million for the year ended December 31, 1998. This increase is due in part to our changes in customer service fees in 1998 and the overall growth in the loan portfolio. Loan servicing fees increased $10.2 million to $15.4 million for 1999, from $5.2 million for 1998. Loan servicing fees include all contractual and ancillary servicing revenue we receive net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The increase in loan servicing fees was the result of a $5.0 million decrease in amortization of servicing rights coupled with changes in the market valuation of servicing rights. As a result of a change in prepayment speeds in 1999, we recognized a recovery of portions of the valuation allowance for mortgage servicing rights of $2.5 million for the year ended December 31, 1999. In contrast, for the year ended December 31, 1998, we recorded a $3.1 million provision for impairment on our mortgage servicing rights due to increased mortgage refinance activity and accelerating prepayment speeds.

Net gains on sales of loans increased $1.3 million to $3.3 million for the year ended December 31, 1999, from $2.0 million for the year ended December 31, 1998. Operating income from real estate joint ventures increased $2.2 million to $3.9 million in 1999, from $1.7 million in 1998. In 1999, we recognized a $981,000 gain on the sale of one of our joint venture properties. Other non-interest income decreased $3.6 million to $4.2 million for the year ended December 31, 1999, from $7.8 million for the year ended December 31, 1998. The decrease is primarily due to a $1.6 million gain on the settlement of a real estate dispute recorded in the second quarter of 1998 and $885,000 of rental income for the year ended December 31, 1998 recognized from a sublease from our former mortgage headquarters, which expired in January 1999.

For the year ended December 31, 1999, net gain on sales of securities decreased $10.2 million to $739,000, from $11.0 million for the year ended December 31, 1998. The activity in 1998 was concentrated on the sale of mortgage-backed securities created from the securitizations of mortgage loans. During 1999, however, production of thirty-year and fifteen-year fixed rate loans declined as consumers shifted to adjustable rate mortgage loans which we retain for portfolio.

During the year ended December 31, 1999, we recognized a $1.2 million ($732,000, net of taxes) loss on the closing and disposition of certain LPOs and a $20.4 million ($12.0 million, net of taxes) gain on the sale of our five upstate New York banking offices. See further discussion under "Mergers and Acquisitions."

NON-INTEREST EXPENSE

Non-interest expense for the year ended December 31, 1999 was $223.1 million, a decrease of $155.3 million, or 41.0%, from $378.4 million for the year ended December 31, 1998. Included in 1998 non-interest expense was $124.2 million attributable to acquisition costs and restructuring charges related to the LIB Acquisition. Excluding this infrequently occurring charge, non-interest expense for the year ended December 31, 1998 was $254.2 million, resulting in a $31.1 million decrease in non-interest expense from 1998 to 1999. General and administrative expense decreased $37.6 million to $195.3 million for 1999, from $232.9 million for 1998. Included in other general and administrative expense during the third quarter of 1998, were $8.4 million of various accruals for expenses incurred and for differences between the general ledger and various subsidiary ledgers relating to the LIB Acquisition. The remaining reduction in non-interest expense was primarily the result of the consolidation of LIB's operations into ours which resulted in significant cost savings.

Compensation and benefits decreased $19.3 million to $99.9 million for the year ended December 31, 1999, from $119.2 million for the year ended December 31, 1998. Included in this $19.3 million decrease was an $8.3 million decrease in employee stock plans amortization expense to $9.9 million for the year ended December 31, 1999, from $18.2 million for the year ended December 31, 1998. The decrease in employee stock plans amortization expense includes a decrease relating to the allocation of ESOP stock due to a lower average market value of our common stock from $50.30 per share for 1998 to $40.75 per share for 1999. In addition, our vesting period for the majority of shares granted under the RRP was completed in January 1999. The amortization period for these grants was primarily completed in fiscal 1998, resulting in a decrease in amortization expense to $145,000 for 1999, compared to $5.4 million for 1998.

Occupancy, equipment and systems expense decreased $4.0 million to $53.7 million for the year ended December 31, 1999, from $57.7 million for the year ended December 31, 1998. Advertising expense increased $2.1 million to $6.9 million for 1999, from $4.8 million for 1998. Other expenses decreased $15.0 million to $30.2 million for 1999, from $45.2 million for 1998. This decrease is primarily a result of $8.4 million of various accruals for expenses incurred and for differences between the general ledger and various subsidiary ledgers relating to the LIB Acquisition, as previously mentioned. Goodwill litigation expense increased $4.7 million to $6.4 million for 1999, from $1.7 million for 1998. For further discussion on the goodwill litigation proceedings, see "Part I - Item 3
- Legal Proceedings." Our percentage of general and administrative expense to average assets improved to 0.86% for the year ended December 31, 1999, from 1.27% for the year ended December 31, 1998. The efficiency ratio also improved to 32.21% for the year ended December 31, 1999, from 46.56% for the year ended December 31, 1998.

INCOME TAX EXPENSE

For the year ended December 31, 1999, income tax expense was $163.8 million, representing an effective tax rate of 41.0%, as compared to $61.8 million, representing an effective tax rate of 52.6%, for the 1998 period. The decrease in our effective tax rate was attributable to the 1998 infrequently occurring charges related to the LIB Acquisition which included approximately $24.0 million of charges which are not deductible for income tax purposes and a tax benefit derived from a 1999 corporate restructuring of certain subsidiaries of Astoria Federal.

CASH EARNINGS

Tangible stockholders' equity (stockholders' equity less goodwill) totaled $973.0 million at December 31, 1999, compared to $1.22 billion at December 31, 1998. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

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

We believe that cash earnings and cash returns on average tangible equity reflect our ability to generate tangible capital that can be leveraged for future growth. The following comparisons exclude the net gain on disposition of banking and loan production offices recognized in 1999 and acquisition costs and other infrequently occurring charges incurred during 1998. For the year ended December 31, 1999, operating cash earnings totaled $257.6 million, or $33.2 million more than operating earnings, representing a cash return on average tangible equity of 22.86%. For the year ended December 31, 1998, operating cash earnings totaled $191.7 million, or $46.3 million more than operating earnings, representing a cash return on average tangible equity of 15.53%. We believe that various other performance measures should also be analyzed utilizing cash earnings. The cash return on average assets was 1.13% for the year ended December 31, 1999 and 1.05% for the year ended December 31,1998. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio decreased to 0.82% for the year ended December 31, 1999, from 1.17% for the year ended December 31, 1998. The operating cash efficiency ratio was 30.57% for the year ended December 31, 1999 and 42.92% for the year ended December 31, 1998. For more details on operating cash earnings and operating earnings, see "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on the following page.

CONSOLIDATED SCHEDULES OF OPERATING EARNINGS AND OPERATING CASH EARNINGS (In Thousands, Except Share Data)

                                                                         Year Ended December 31,
                                                             ------------------------------------------------
SCHEDULE OF OPERATING EARNINGS                                   1999 (1)          1998 (2)           1997
                                                             ------------      ------------      ------------
Net interest income                                          $    539,948      $    448,983      $    374,564
Provision for loan losses (2)                                       4,119             9,780             9,061
                                                             ------------      ------------      ------------
Net interest income after provision for loan losses               535,829           439,203           365,503
                                                             ------------      ------------      ------------
Total non-interest income (1),(2)                                  67,490            66,218            62,686
                                                             ------------      ------------      ------------
Total non-interest expense (2)                                    223,091           254,188           228,465
                                                             ------------      ------------      ------------
Operating earnings before income tax expense (1),(2)              380,228           251,233           199,724
Provision for income taxes (1),(2)                                155,890           105,810            81,840
                                                             ------------      ------------      ------------
Operating earnings                                                224,338           145,423           117,884
                                                             ------------      ------------      ------------
Preferred dividends declared                                       (6,000)           (6,000)           (1,500)
                                                             ------------      ------------      ------------
Operating earnings available to common shareholders          $    218,338      $    139,423      $    116,384
                                                             ============      ============      ============

Basic operating earnings per common share                    $       4.25      $       2.74      $       2.51
                                                             ============      ============      ============
Diluted operating earnings per common share                  $       4.16      $       2.64      $       2.39
                                                             ============      ============      ============

SCHEDULE OF OPERATING CASH EARNINGS

Operating earnings                                           $    224,338      $    145,423      $    117,884
Add back:
     Employee stock plans amortization expense (3)                  9,927            18,195            19,338
     Amortization of goodwill (4)                                  19,425            19,754            11,722
     Income tax benefit on amortization expense of
       earned portion RRP stock (5)                                 3,870             8,302             4,116
                                                             ------------      ------------      ------------
Operating cash earnings                                           257,560           191,674           153,060
                                                             ------------      ------------      ------------
Preferred dividends declared                                       (6,000)           (6,000)           (1,500)
                                                             ------------      ------------      ------------
Operating cash earnings available to common shareholders     $    251,560      $    185,674      $    151,560
                                                             ============      ============      ============

Basic operating cash earnings per common share               $       4.90      $       3.65      $       3.27
                                                             ============      ============      ============
Diluted operating cash earnings per common share             $       4.79      $       3.51      $       3.11
                                                             ============      ============      ============

Basic weighted average common shares                           51,351,355        50,801,598        46,362,179
Diluted weighted average common and common
       equivalent shares                                       52,506,962        52,886,191        48,765,698


(1) For the year ended December 31, 1999, the net gain on sale and disposition of five upstate New York banking offices and certain loan production offices of $19.2 million, with a tax effect of $7.9 million, has been excluded for purposes of displaying operating earnings.

(2) For the year ended December 31, 1998, acquisition, restructuring and other infrequently occurring charges have been excluded for purposes of displaying operating earnings. The following details such charges:

                                              Before Tax   Tax Effect    After Tax
                                              ----------   ----------    ---------
Acquisition-related costs                      $124,168     $ 40,317     $ 83,851
Additional loan loss reserves                     5,600        1,960        3,640
Asset/liability management actions:
   Penalties related to borrowings prepaid       18,547        7,910       10,637
   Losses on securities sold                      3,955        1,708        2,247
                                               --------     --------     --------
Total                                          $152,270     $ 51,895     $100,375
                                               ========     ========     ========

(3) Non-cash amortization expenses relating to allocation of ESOP stock and earned portion of RRP stock.

(4)      Non-cash amortization expense of goodwill.

(5) Related tax benefit on non-cash amortization expense of earned portion of RRP stock.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

FINANCIAL CONDITION

Total assets increased $4.16 billion or 25.3%, to $20.59 billion at December 31, 1998, from $16.43 billion at December 31, 1997. This increase was primarily due to our short-term objective of effectively deploying capital through asset growth, which resulted in increases in our mortgage-backed securities and mortgage loan portfolios. Mortgage-backed securities increased $2.80 billion to $8.69 billion at December 31, 1998, from $5.89 billion at December 31, 1997. This increase was attributable to $6.58 billion of purchases during 1998, partially offset by $1.64 billion of sales. Our objective to deploy capital through asset growth during 1998 was concentrated in the purchases of agency REMICs which, combined with the growth in our loan portfolio, reflected our continued emphasis on residential lending. Our net loan portfolio increased $1.00 billion, to $8.95 billion at December 31, 1998, from $7.95 billion at December 31, 1997. During the year ended December 31, 1998, gross mortgage loans originated and purchased totaled $5.19 billion, of which $5.00 billion were originations and $187.5 million were third party purchases. This compares to $3.47 billion of originations and $562.4 million of purchases for the year ended December 31, 1997. The increase in mortgage loan originations was partially offset by loan prepayments, as well as normal principal repayments. Loan originations were primarily in seven- and ten-year adjustable rates and fifteen- and thirty-year fixed rate products. We sold most of our thirty-year fixed-rate mortgage loan originations in the secondary market. See "Lending and Investing Activities" for further discussion.

In addition to the increases in the mortgaged-backed securities and mortgage loan portfolios, federal funds sold and repurchase agreements increased $155.8 million to $266.4 million at December 31, 1998, from $110.6 million at December 31, 1997. Other securities also increased $67.7 million to $1.61 billion at December 31, 1998, from $1.55 billion at December 31, 1997.

The growth in our mortgage-backed securities and mortgage loan portfolios was funded primarily through additional medium-term and long-term callable reverse repurchase agreements and FHLB-NY advances. Reverse repurchase agreements increased $3.39 billion to $7.29 billion at December 31, 1998, from $3.90 billion at December 31, 1997. Federal Home Loan Bank advances increased $787.0 million to $1.21 billion at December 31, 1998, from $423.1 million at December 31, 1997. Deposits, another source of funds, decreased $283.1 million to $9.67 billion at December 31, 1998, from $9.95 billion at December 31, 1997 as competition with equity markets, coupled with a low interest rate environment, creates minimal opportunities for deposit growth.

Accrued expenses and other liabilities increased $171.9 million, from $146.3 million at December 31, 1997 to $318.2 million at December 31, 1998. The increase was a result of our accrued acquisition costs and restructuring charges for the LIB Acquisition coupled with accrued interest payable, which increased in direct relation to the increase in borrowed funds.

Stockholders' equity increased to $1.46 billion at December 31, 1998, from $1.45 billion at December 31, 1997. The $16.7 million increase in stockholders' equity reflects net income of $45.0 million, the amortization relating to the allocation of ESOP stock and earned portion of RRP stock and related tax benefit of $26.5 million, the effect of stock options exercised and related tax benefit of $24.4 million and the adjustment to conform the fiscal year of LIB to ours of $10.9 million. These increases were offset by dividends declared of $38.6 million, the increase in unrealized losses on securities, net of taxes, of $34.9 million and the repurchases of our common stock, in the first quarter of 1998, of $16.6 million.

RESULTS OF OPERATIONS

GENERAL

Net income decreased $72.9 million to $45.0 million for the year ended December 31, 1998, from $117.9 million for the year ended December 31, 1997. For the year ended December 31, 1998, diluted earnings per common share decreased to $0.74, as compared to $2.39 per share for the year ended December 31, 1997. Return on average assets decreased to 0.25% for the year ended December 31, 1998, from 0.84% for the year ended December 31, 1997. Return on average stockholders' equity decreased to 3.02% for the year ended December 31, 1998, from 9.83% for the year ended December 31, 1997. Return on average tangible stockholders' equity decreased to 3.65% for the year ended December 31, 1998, from 11.16% for the year ended December 31, 1997. Included in net income for the year ended December 31, 1998 are infrequently occurring charges related to the LIB Acquisition of $89.7 million, after-tax and penalties related to prepaid borrowings of $10.6 million, after-tax. See "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on page 55 for details of these charges.

The following comparison of net operating income, operating earnings per common share and related operating returns reflect 1998 results exclusive of infrequently occurring charges. For the year ended December 31, 1998, net operating income increased $27.5 million, or 23.4%, to $145.4 million, from $117.9 million for the year ended December 31, 1997. Diluted operating earnings per common share for the year ended December 31, 1998 increased to $2.64 per share, or 10.5%, from $2.39 for the year ended December 31, 1997. The operating return on average assets for the year ended December 31, 1998 decreased to 0.79%, from 0.84% for the year ended December 31, 1997. The operating return on average stockholders' equity for the year ended December 31, 1998 decreased to 9.76%, from 9.83% for the year ended December 31, 1997. The operating return on average tangible stockholders' equity for the year ended December 31, 1998 increased to 11.78%, from 11.16% for the year ended December 31, 1997.

NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.

Our net interest income is significantly impacted by changes in interest rates and changes in market yield curves. Over the past two years, interest rates have declined significantly, and the markets for which related financial instruments trade have become increasingly volatile. In addition, the decline in interest rates on long-term instruments has been greater than the decline in rates on short-term instruments, accentuating the flatness of the U.S. Treasury yield curve. As such, we have continued to experience compression on our net interest spread and net interest margin.

Net interest income increased $74.4 million, or 19.9%, to $449.0 million for the year ended December 31, 1998, from $374.6 million for the year ended December 31, 1997. This change was the result of an increase in total average interest-earning assets of $3.98 billion, offset by an increase in total average interest-bearing liabilities of $3.71 billion. The effect of the growth in average net interest-earning assets was partially offset by the decrease in our net interest rate spread to 2.20% for 1998, from 2.38% for 1997. This decrease in net interest rate spread was the result of the average yield on total interest-earning assets decreasing to 7.03% for 1998 from 7.27% for 1997, partially offset by the average cost of interest-bearing liabilities decreasing to 4.83% for 1998, from 4.89% for 1997. Our net interest margin decreased to 2.58% for 1998, from 2.78% for 1997.

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

During 1998, we continued to emphasize the origination of mortgage loans. Interest income on mortgage loans increased $109.1 million to $612.6 million for 1998, which was the result of an increase in the average balance of $1.75 billion for 1998, partially offset by a decrease in the average yield on mortgage loans to 7.36% for 1998, from 7.67% for 1997. The decrease of the average yield was due to the flattening of the U.S. Treasury yield curve and the significant decline in market rates, which has resulted in increased prepayments and refinancing activity.

Interest income on mortgage-backed securities increased $86.1 million to $438.9 million for 1998, from $352.8 million for 1997 reflecting our strategy of effectively deploying our capital through asset growth. This increase was the result of a $1.48 billion increase in the average balance of this portfolio, partially offset by a decrease in the average yield to 6.59% for 1998, from 6.81% for 1997. The decrease in yield on the mortgage-backed portfolio is a result of overall decreases in market rates coupled with accelerated prepayments, resulting in reinvestments at lower rates. Interest income on other securities increased $46.4 million to $132.4 million for 1998, from $86.0 million for 1997. The increase was a result of the combined effect of an increase in the average balance of this portfolio of $631.5 million and an increase in the average yield to 7.02% for 1998, from 6.86% for 1997 primarily resulting from our purchases of higher-yielding long-term U.S. government agency securities with call features during the second half of 1997 and first half of 1998. Interest income on federal funds sold and repurchase agreements increased $4.2 million as a result of an increase in the average balance of $83.0 million, partially offset by a decrease in the average yield to 5.42% for 1998, from 5.56% for 1997.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1998 increased $171.9 million, or 28.5%, to $775.5 million, from $603.6 million for the year ended December 31, 1997. This increase was attributable to an increase in the average balance of interest-bearing liabilities of $3.71 billion, to $16.06 billion for the year ended December 31, 1998 from $12.35 billion for the year ended December 31, 1997, partially offset by a decrease in the average cost of such liabilities to 4.83% for 1998 from 4.89% for 1997. The increase in average interest-bearing liabilities was attributable to increases in the average balances of both borrowings and deposits. We significantly increased borrowings with lower interest rates during 1998 which were primarily utilized to fund the asset growth discussed above.

Interest expense on borrowed funds increased $143.9 million, or 62.0%, to $375.9 million for the year ended December 31, 1998, from $232.0 million for the year ended December 31, 1997. This increase was attributable to an increase in the average balance of borrowings of $2.68 billion, to $6.64 billion for 1998, from $3.96 billion for 1997, partially offset by a decrease in the average cost of borrowings to 5.66% for 1998, from 5.85% for 1997. We continue to utilize medium-term and long-term callable borrowings as a funding source for asset growth, which provide us with flexibility and efficiency which could not be obtained through deposit growth.

Interest expense on deposits increased $28.1 million to $399.6 million for 1998, from $371.5 million for 1997, reflecting an increase in the average balance of total interest-bearing deposits of $1.02 billion, offset by a decrease in the average cost of interest-bearing deposits to 4.25% in 1998 from 4.43% in 1997. The increase in the average balance of deposits reflects the addition of deposits from The Greater Acquisition which was completed following the close of business on September 30, 1997. Interest expense on savings accounts increased $1.5 million as a result of an increase in the average balance of $328.8 million, offset by a decrease in the average cost to 2.50% for 1998, from 2.76% for 1997. This decrease in average cost is a result of our lowering the rates offered on savings accounts during 1998. Interest expense on certificates of deposit increased $14.9 million to $288.9 million for 1998, from $274.0 million for 1997. This increase was the result of the average balance of these accounts increasing $370.8 million, offset in part by a decrease in the average cost to 5.45% for 1998, from 5.56% for 1997.

Interest expense on money market accounts increased $12.0 million to $32.1 million for 1998, from $20.1 million for 1997, due to an increase in both the average cost and average balance of such accounts. The average cost of money market accounts increased to 4.40% for year ended December 31, 1998 from 4.15% for the year ended December 31, 1997. Interest paid on money market accounts is on a tiered basis with over 82.2% of the balance in the highest tier. The yield on this top tier will be at least equal to the discount rate for the three-month U.S. Treasury bill. While interest rates have fallen, the short end of the yield curve, reflecting short-term rates, has been the least affected and has not always moved as quickly as the remaining portion of the yield curve, reflecting long-term rates. Additionally, we have not always reduced the interest rate on such accounts with the yield curve, thereby attracting new deposits. Interest expense on NOW and money manager accounts decreased $288,000 which was attributable to a decrease in the average cost of these accounts to 1.27% for 1998, from 1.58% for 1997, partially offset by an increase in average balance of $78.8 million. The decrease in the average cost of NOW and money manager accounts is a result of our lowering the rates offered on these accounts during 1998.

PROVISION FOR LOAN LOSSES

Provision for loan losses increased $6.3 million, to $15.4 million for the year ended December 31, 1998, from $9.1 million for the year ended December 31, 1997. Of the $6.3 million increase in the provision for loan losses, $5.6 million was recorded for nonspecific loan losses to conform LIB's previous accounting practices and asset review methodologies to ours. Net loan charge-offs for the year ended December 31, 1998 totaled $14.8 million, which included $9.2 million in charge-offs relating to one property, compared to $8.6 million in net loan charge-offs for the year ended December 31, 1997. The net effect of the provision for loan losses and total 1998 net loan charge-offs, in addition to the $146,000 adjustment to conform the fiscal year of LIB to ours, increased our allowance for loan losses by $483,000, to $74.4 million at December 31, 1998, from $73.9 million at December 31, 1997. Non-performing loans increased to $111.1 million at December 31, 1998, from $89.9 million at December 31, 1997. The allowance for loan losses to non-performing loans decreased to 66.99% at December 31, 1998, from 82.23% at December 31, 1997. The allowance for loan losses to total loans decreased to 0.83% at December 31, 1998 from 0.93% at December 31, 1997. Our percentage of non-performing loans to total loans increased to 1.23% at December 31, 1998, from 1.12% at December 31, 1997. For further discussion on non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the year ended December 31, 1998, excluding net gain on sales of securities, increased $3.0 million, or 6.2%, to $51.3 million, from $48.3 million for the year ended December 31, 1997. Customer service and other loan fees increased $11.3 million to $34.6 million for 1998 from $23.3 million for 1997 primarily as a result of the additional banking offices acquired from The Greater in the fourth quarter of 1997. The increases in customer service and other loan fees are also due in part to our increasing customer service fees in June 1998, record loan originations and overall growth in the loan portfolio during 1998. Loan servicing fees include all contractual and ancillary servicing revenue we receive net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment in mortgage servicing rights. Loan servicing fees decreased $7.3 million to $5.2 million for 1998, from $12.5 million for 1997. This decrease is primarily attributable to a $5.8 million increase in the amortization of mortgage servicing rights and a $3.1 million impairment provision due to accelerated loan prepayments due to the interest rate environment for 1998.

Net gain on sales of loans decreased to $2.0 million for the year ended December 31, 1998, from $4.0 million for the year ended December 31, 1997. Included in those gains for 1997 was a $1.0 million gain from the sale of our credit card portfolio and $2.1 million relating to the satisfaction of a former problem loan. Net gains on sales of securities decreased $3.4 million to $11.0 million for the year ended December 31, 1998 from $14.4 million for the year ended December 31, 1997. The decrease was primarily attributable to a $4.0 million loss, recorded in the fourth quarter of 1998, on the sale of mortgage-backed securities held by the former LIB at premiums, where the book values of such securities exceeded their par values. The securities were sold as part of our asset/liability management process which included certain portfolio restructurings.

NON-INTEREST EXPENSE

Non-interest expense for the year ended December 31, 1998 was $378.4 million, an increase of $149.9 million, or 65.6%, from $228.5 million for the year ended December 31, 1997. Of this increase, $124.2 million was attributable to acquisition costs and restructuring charges related to the LIB Acquisition. Excluding this infrequently occurring charge, non-interest expense for the year ended December 31, 1998 was $254.2 million, or an increase of $25.7 million over the prior year. The amortization of goodwill increased $8.1 million to $19.8 million for 1998, from $11.7 million for 1997, due to a full year of amortization of goodwill generated from The Greater Acquisition incurred during 1998, versus one quarter of amortization incurred during 1997.

General and administrative expense also increased $20.3 million, to $232.9 million for 1998, from $212.6 million for 1997. The increase in general and administrative expense was primarily the result of increases in occupancy, equipment and systems expense and other expense. Occupancy, equipment and systems expense increased $9.6 million, or 20.0%, to $57.7 million for 1998, from $48.1 million for 1997. This increase was primarily a result of the full year effect of the additional banking offices acquired from The Greater Acquisition in the fourth quarter of 1997. Other non-interest expense increased $12.3 million to $45.2 million for 1998, from $32.9 million for 1997. Of this increase, $8.4 million was attributable to various accruals recorded by the former LIB for expenses incurred during their quarter ended September 30, 1998 and for differences between the former LIB's general ledger and various subsidiary ledgers. These increases were partially offset by a decrease of $4.2 million in advertising expense to $4.8 million for 1998 from $9.0 million for 1997. Our percentage of general and administrative expense to average assets improved to 1.27% for the year ended December 31, 1998, from 1.52% for the year ended December 31, 1997. Our efficiency ratio also improved to 46.56% for the year ended December 31, 1998 from 50.27% for the year ended December 31, 1997.

INCOME TAX EXPENSE

For the year ended December 31, 1998, income tax expense was $61.8 million, representing an effective tax rate of 52.6%, as compared to $81.8 million, representing an effective tax rate of 41.0%, for the 1997 period. The increase in our effective tax rate was primarily attributable to the infrequently occurring charges related to the LIB Acquisition which included approximately $24.0 million of charges which are not deductible for income tax purposes.

CASH EARNINGS

Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.22 billion at December 31, 1998, compared to $1.18 billion at December 31, 1997. The following comparisons exclude acquisition costs and other infrequently occurring charges incurred during 1998. For the year ended December 31, 1998, operating cash earnings totaled $191.7 million, or $46.3 million more than operating earnings, representing a cash return on average tangible equity of 15.53%. For the year ended December 31, 1997, operating cash earnings totaled $153.1 million, or $35.2 million more than reported net income, representing a cash return on average tangible equity of 14.49%. The cash return on average assets was 1.05% for the year ended December 31, 1998 and 1.09% for the year ended December 31, 1997.

Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio decreased to 1.17% for the year ended December 31, 1998, from 1.38% for the year ended December 31, 1997. The cash efficiency ratio decreased to 42.92% for the year ended December 31, 1998 from 45.70% for the year ended December 31, 1997. For more details on operating cash earnings and operating earnings, see "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on page 55.

ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, and in particular a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1995 through December 31, 1999. Non-performing assets decreased from $120.4 million at December 31, 1998 to $58.4 million at December 31, 1999. The ratio of non-performing assets to total assets decreased from 0.58% at December 31, 1998 to 0.26% at December 31, 1999. The decrease in non-performing assets was primarily due to a $57.7 million decrease in non-performing loans from $111.1 million at December 31, 1998 to $53.4 million at December 31, 1999. Following the LIB Acquisition, we conformed LIB's collection policies and procedures to those of ours. These efforts, aided by a stable economy, resulted in this significant decrease in non-performing loans, particularly during the second and third quarters of 1999. The decrease in investments in real estate is a result of the sale of the property which comprised this balance at December 31, 1998.

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, we had approximately $5.6 million of potential problem loans at December 31, 1999. Such loans are 60-89 days delinquent as shown on page 62.

 Non-Performing Assets
                                                                               At December 31,
                                                      ----------------------------------------------------------------
(Dollars in Thousands)                                  1999          1998          1997          1996          1995
                                                      --------      --------      --------      --------      --------
Non-accrual delinquent mortgage loans (1)             $ 48,830      $100,302      $ 80,604      $ 71,630      $ 85,747
Non-accrual delinquent consumer and other loans          1,626         5,995         4,563         7,600         8,599
Mortgage loans delinquent 90 days or more (2)            2,913         4,776         4,728         7,396         5,810
                                                      --------      --------      --------      --------      --------
      Total non-performing loans                        53,369       111,073        89,895        86,626       100,156
                                                      --------      --------      --------      --------      --------

Real estate owned, net (3)                               5,080         6,071        12,734        15,576        26,570
Investment in real estate, net (4)                        --           3,266        12,633         7,233         5,654
                                                      --------      --------      --------      --------      --------
      Total real estate owned and investment in
         real estate, net                                5,080         9,337        25,367        22,809        32,224
                                                      --------      --------      --------      --------      --------

      Total non-performing assets                     $ 58,449      $120,410      $115,262      $109,435      $132,380
                                                      ========      ========      ========      ========      ========

Allowance for loan losses to non-performing loans       143.49%        66.99%        82.23%        55.41%        47.78%
Allowance for loan losses to total loans                  0.75%         0.83%         0.93%         0.83%         1.15%


(1)      Consists primarily of loans secured by one-to-four family properties.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by multi-family and commercial properties.

(3) Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

(4) Investment in real estate is recorded at the lower of cost or fair value.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.8 million for the year ended December 31, 1999, $6.8 million for the year ended December 31, 1998 and $5.2 million for the year ended December 31, 1997. This compares to $1.9 million for the year ended December 31, 1999, $1.6 million for the year ended December 31, 1998 and $1.2 million for the year ended December 31, 1997 of actual payments recorded as interest income with respect to such loans.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $6.7 million at December 31, 1999, $6.9 million at December 31, 1998, $9.1 million at December 31, 1997, $11.8 million at December 31, 1996 and $12.1 million at December 31, 1995.

The following set of tables shows a comparison of delinquent loans at December 31, 1999, 1998 and 1997.

Delinquent Loans                                            At December 31, 1999
                                                      ------------------------------
                                                      60-89 Days     90 Days or More
                                                       Principal        Principal
                                                       Balance          Balance
(Dollars in Thousands)                                 of Loans         of Loans
                                                      ----------     ---------------
One-to-four family                                     $ 2,202          $48,610
Multi-family                                              --                802
Commercial real estate                                   2,369            2,331
Consumer and other loans                                 1,033            1,626
                                                       -------          -------
      Total delinquent loans                           $ 5,604          $53,369
                                                       -------          -------
Delinquent loans to total loans                           0.05%            0.52%


                                                          At December 31, 1998
                                                    -------------------------------
                                                    60-89 Days      90 Days or More
                                                     Principal         Principal
                                                     Balance           Balance
(Dollars in Thousands)                               of Loans          of Loans
                                                    ----------      ---------------
One-to-four family                                   $  2,422          $ 94,078
Multi-family                                              203             2,224
Commercial real estate                                    221             8,776
Consumer and other loan                                 2,058             5,995
                                                     --------          --------
      Total delinquent loans                         $  4,904          $111,073
                                                     --------          --------
Delinquent loans to total loans                          0.05%             1.23%


                                                           At December 31, 1997
                                                     -------------------------------
                                                     60-89 Days      90 Days or More
                                                      Principal        Principal
                                                       Balance          Balance
(Dollars in Thousands)                                 of Loans         of Loans
                                                     ----------      ---------------
One-to-four family                                     $17,516          $66,960
Multi-family                                               578            7,335
Commercial real estate                                      90           11,037
Consumer and other loans                                 1,178            4,563
                                                       -------          -------
      Total delinquent loans                           $19,362          $89,895
                                                       -------          -------
Delinquent loans to total loans                           0.24%            1.12%

The underlying credit quality of our loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral, if any, securing the loan. A borrower's ability to pay typically is dependent primarily on employment and other sources of income, which in turn is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets may also impact a borrower's ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms. A valuation allowance is established (with a corresponding charge to the provision for loan losses) when the fair value of the property that collateralizes the impaired loan is less than the recorded investment in the loan. Our procedure for identifying impaired loans is conducted in conjunction with the review of the adequacy of the allowance for loan losses. At December 31, 1999, our balance of impaired loans was $24.3 million compared to $26.8 million at December 31, 1998. For further discussion of impaired loans, see Note 5 of Notes of Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

The provision for loan losses is based upon management's estimate of the amount necessary to maintain adequate reserves for losses inherent in our loan portfolio. The estimate of inherent losses is developed by us considering a number of factors, including matters pertinent to the underlying quality of the loan portfolio. We review our loan receivable portfolio quarterly including, but not limited to, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. We determine loan loss provisions by reviewing individual loans as well as an overall assessment of the loan portfolio in view of the state of the regional economies, trends in the real estate market of our lending areas and trends in the level of our non-performing loans.

The following table sets forth our allowance for losses on loans, investments in real estate and REO at the dates indicated.

                                                                             At or For the Years Ended December 31,
                                                               ----------------------------------------------------------------
(Dollars in Thousands)                                           1999          1998          1997          1996          1995
                                                               --------      --------      --------      --------      --------
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of year ..............................    $ 74,403      $ 73,920      $ 48,001      $ 47,853      $ 47,886
      Allowance of acquired institution ...................        --            --          25,433          --           3,528
      Provision charged to operations .....................       4,119        15,380         9,061        10,163         8,477
      Charge-offs:
           One-to-four family .............................      (1,554)      (13,039)       (3,971)       (5,179)       (6,465)
           Multi-family ...................................         (12)         (769)       (2,059)         (226)         (664)
           Commercial .....................................        (845)       (1,528)          (72)       (2,468)       (2,031)
           Consumer and other .............................      (4,298)       (3,824)       (4,726)       (4,819)       (5,747)
                                                               --------      --------      --------      --------      --------
      Total charge-offs ...................................      (6,709)      (19,160)      (10,828)      (12,692)      (14,907)

      Recoveries:
           One-to-four family .............................       1,540         1,616           728           637         1,237
           Multi-family ...................................         270           516          --              37          --
           Commercial .....................................       1,591         1,788           617         1,047           580
           Consumer and other .............................       1,364           489           908           956         1,052
                                                               --------      --------      --------      --------      --------
      Total recoveries ....................................       4,765         4,409         2,253         2,677         2,869
                                                               --------      --------      --------      --------      --------
      Net charge-offs......................................      (1,944)      (14,751)       (8,575)      (10,015)      (12,038)
      Adjustment to conform fiscal year of Long Island
         Bancorp, Inc. to Astoria Financial Corporation ...        --            (146)         --            --            --
                                                               --------      --------      --------      --------      --------

Balance at end of year ....................................    $ 76,578      $ 74,403      $ 73,920      $ 48,001      $ 47,853
                                                               ========      ========      ========      ========      ========

Ratio of net charge-offs during the year
to average loans outstanding during the year ..............        0.02%         0.17%         0.13%         0.20%         0.32%

Ratio of allowance for loan losses to total
loans at end of the year ..................................        0.75          0.83          0.93          0.83          1.15

Ratio of allowance for loan losses to
non-performing loans at end of the year ...................      143.49         66.99         82.23         55.41         47.78

ALLOWANCE FOR LOSSES ON INVESTMENTS IN REAL ESTATE AND REO:
Balance at beginning of year ..............................    $    689      $  1,493      $  2,045      $  3,746      $  5,250
      Allowance of acquired institution ...................        --            --              94          --           1,144
      (Recovery) provision recorded to operations .........         (38)        1,108         1,035        (1,257)          813
      Charge-offs .........................................        (587)       (2,835)       (1,726)       (2,110)       (4,551)
      Recoveries ..........................................         107           241            45         1,666         1,090
      Adjustment to conform fiscal year of Long Island
         Bancorp, Inc. to Astoria Financial Corporation ...        --             682          --            --            --
                                                               --------      --------      --------      --------      --------

Balance at end of year ....................................    $    171      $    689      $  1,493      $  2,045      $  3,746
                                                               ========      ========      ========      ========      ========

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applicable to the entire loan portfolio.

                                                          At December 31,
                           -------------------------------------------------------------------------------
                                  1999                        1998                        1997
                           -----------------------     -----------------------     -----------------------
                                       % of Loans                  % of Loans                  % of Loans
                                           To                          To                          To
(Dollars in Thousands)     Amount      Total Loans     Amount      Total Loans     Amount      Total Loans
                           ------      -----------     ------      -----------     ------      -----------
One-to-four family        $44,556         88.05%       $42,084        87.37%       $40,715        86.37%
Multi-family .....          5,086          6.01          3,426         5.03          5,305         4.72
Commercial .......         10,765          4.23         10,537         5.05         13,676         5.70
Consumer and other         16,171          1.71         18,356         2.55         14,224         3.21
                          -------        ------        -------       ------        -------       ------
Total allowances .        $76,578        100.00%       $74,403       100.00%       $73,920       100.00%
                          =======        ======        =======       ======        =======       ======


                                                 At December 31,
                               ---------------------------------------------------
                                         1996                        1995
                               -----------------------    ------------------------
                                           % of Loans                  % of Loans
                                                To                          To
(Dollars in Thousands)          Amount     Total Loans     Amount      Total Loans
                                ------     -----------     ------      -----------
One-to-four family .....       $20,139        88.32%      $18,740         86.13%
Multi-family ...........         3,057         3.49         1,551          3.51
Commercial .............        10,364         4.24        12,983          5.34
Consumer and other .....        14,441         3.95        14,579          5.02
                               -------       ------       -------        ------
Total allowances .......       $48,001       100.00%      $47,853        100.00%
                               =======       ======       =======        ======


IMPACT OF NEW ACCOUNTING STANDARDS

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

THE YEAR 2000 PROJECT

Over the past several quarters, we reported, on a regular basis, potential concerns relating to the "Year 2000 Problem," which centered upon the possible inability of computer systems to recognize the change into the year 2000. We did not experience any significant interruptions in any computer operations related to the Year 2000 Problem. Our loan and deposit data processing functions were not affected by the change into the year 2000. Additionally, we did not encounter any significant delays in loan payments from our borrowers due to difficulties they may have encountered as a result of the Year 2000 Problem. We estimate that the total costs we incurred related to the Year 2000 Problem, from inception to date, did not exceed $2.4 million, and we do not anticipate any additional costs to be incurred related to this matter.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of our financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or, to the same extent, as the price of goods and services.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, "MD&A" on pages 42 through 46 under the caption "Interest Rate Sensitivity Analysis," and pages 61 through 65 under the caption "Asset Quality."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see index on page 70.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION

Information regarding directors and executive officers who are not directors of the Registrant, is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board of Directors of Astoria Financial Corporation" in our definitive Proxy Statement to be dated April 10, 2000, for our Annual Meeting of Shareholders to be held on May 17, 2000, which will be filed with the SEC within 120 days from December 31, 1999, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table," "Fiscal Year End Option/SAR Values," "Pension Plans," "Director Compensation," "Employment Agreements," "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation," and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in our definitive Proxy Statement to be dated April 10, 2000 for our Annual Meeting of Shareholders to be held on May 17, 2000, which will be filed with the SEC within 120 days from December 31, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement to be dated April 10, 2000 for our Annual Meeting of Shareholders to be held on May 17, 2000, which will be filed with the SEC within 120 days from December 31, 1999, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in our definitive Proxy Statement to be dated April 10, 2000 for our Annual Meeting of Shareholders to be held on May 17, 2000, which will be filed with the SEC within 120 days from December 31, 1999, and is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements on page 70.

    2.   FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."


(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 1999

         We filed the following reports on Form 8-K during the fourth quarter of our fiscal year ended December 31, 1999:

         (1) Form 8-K dated October 20, 1999 which includes our announcement of earnings for the quarter ended September 30, 1999.

         (2) Form 8-K dated October 25, 1999 which includes our announcement of our sale of $125.0 million of Trust Preferred Securities.

         (3) Form 8-K dated February 16, 2000 which includes our announcement of earnings for the quarter ended December 31, 1999.

(c)      EXHIBITS:

         See Index of Exhibits on page 110.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/   George L. Engelke, Jr.                                Date: March 14, 2000
      -----------------------------------------------             --------------
      George L. Engelke, Jr.
      Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      NAME                                                             DATE
      ----                                                             ----
/s/  George L. Engelke, Jr.                                       March 14, 2000
    -------------------------------------------------------       --------------
       George L. Engelke, Jr.
       Chairman, President and Chief Executive Officer

/s/  John J. Conefry, Jr.                                         March 14, 2000
    -------------------------------------------------------       --------------
       John J. Conefry, Jr.
       Vice Chairman and Director

/s/  Gerard C. Keegan                                             March 14, 2000
    -------------------------------------------------------       --------------
       Gerard C. Keegan
       Vice Chairman, Chief Administrative
       Officer and Director

/s/  Monte N. Redman                                              March 14, 2000
    -------------------------------------------------------       --------------
       Monte N. Redman
       Executive Vice President and Chief Financial Officer

/s/  Andrew M. Burger                                             March 14, 2000
    -------------------------------------------------------       --------------
       Andrew M. Burger
       Director

/s/  Denis J. Connors                                             March 14, 2000
    -------------------------------------------------------       --------------
       Denis J. Connors
       Director

/s/  Robert J. Conway                                             March 14, 2000
    -------------------------------------------------------       --------------
       Robert J. Conway
       Director

/s/  Thomas J. Donahue                                            March 14, 2000
    -------------------------------------------------------       --------------
       Thomas J. Donahue
       Director

/s/  William J. Fendt                                             March 14, 2000
    -------------------------------------------------------       --------------
       William J. Fendt
       Director

/s/  Peter C. Haeffner, Jr.                                     March 14, 2000
    ---------------------------------------------------         --------------
     Peter C. Haeffner, Jr.
     Director

/s/  Ralph F. Palleschi                                         March 14, 2000
    ---------------------------------------------------         --------------
     Ralph F. Palleschi
     Director

/s/  Lawrence W. Peters                                         March 14, 2000
    ---------------------------------------------------         --------------
     Lawrence W. Peters
     Director

/s/  Thomas V. Powderly                                         March 14, 2000
    ---------------------------------------------------         --------------
     Thomas V. Powderly
     Director

/s/  Leo J. Waters                                              March 14, 2000
   ----------------------------------------------------         --------------
     Leo J. Waters
     Director

/s/  Donald D. Wenk                                             March 14, 2000
    ---------------------------------------------------         --------------
     Donald D. Wenk
     Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                                                Page

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999, 1998 AND 1997
     Independent Auditors' Report................................................................................................ 71
     Consolidated Statements of Financial Condition as of December 31, 1999 and 1998 ............................................ 72
     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997................................................................................................................ 73
     Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 1999, 1998 and 1997........................................................................................ 74
     Consolidated Statements of Cash Flows for the years ended December 31, 1999,
         1998 and 1997........................................................................................................... 75
     Notes to Consolidated Financial Statements.................................................................................. 77

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Melville, New York
January 20, 2000

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     AT DECEMBER 31,
                                                                                       --------------------------------------------
(In Thousands, Except Share Data)                                                           1999                        1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                              $         154,918           $         126,945
Federal funds sold and repurchase agreements                                                   335,653                     266,437
Mortgage-backed securities available-for-sale                                                8,204,977                   7,553,834
Other securities available-for-sale                                                            657,772                     642,610
Mortgage-backed securities held-to-maturity
     (fair value of $1,071,251 and $1,141,145, respectively)                                 1,082,261                   1,136,799
Other securities held-to-maturity (fair value of $772,356
     and $982,295, respectively)                                                               817,696                     972,012
Federal Home Loan Bank of New York stock                                                       265,250                     210,250
Loans held-for-sale                                                                             11,376                     212,909
Loans receivable                                                                            10,289,074                   8,813,722
     Less allowance for loan losses                                                             76,578                      74,403
-----------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                       10,212,496                   8,739,319
Mortgage servicing rights, net                                                                  48,369                      50,237
Accrued interest receivable                                                                    110,668                     102,288
Premises and equipment, net                                                                    176,813                     161,629
Goodwill                                                                                       223,945                     245,862
Other assets                                                                                   394,342                     166,610
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $      22,696,536           $      20,587,741
===================================================================================================================================

LIABILITIES:
Deposits                                                                             $       9,554,534           $       9,668,286
Reverse repurchase agreements                                                                9,276,800                   7,291,800
Federal Home Loan Bank of New York advances                                                  1,610,058                   1,210,170
Other borrowings                                                                               514,663                     520,827
Mortgage escrow funds                                                                          120,350                     116,106
Accrued expenses and other liabilities                                                         298,219                     318,168
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           21,374,624                  19,125,357

Guaranteed preferred beneficial interest in junior subordinated debentures                     125,000                           -

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
         Series A (325,000 shares authorized and -0- shares issued and outstanding)                  -                           -
         Series B (2,000,000 shares authorized, issued and outstanding)                          2,000                       2,000
Common stock, $.01 par value; (200,000,000 shares authorized;
            55,498,296 and 54,655,095 shares issued, respectively; and
            51,730,959 and 54,655,095 shares outstanding, respectively)                            555                         547
Additional paid-in capital                                                                     800,414                     767,846
Retained earnings                                                                              908,236                     742,679
Treasury stock (3,767,337 shares, at cost)                                                    (137,071)                          -
Accumulated other comprehensive income:
       Net unrealized loss on securities, net of taxes                                        (344,198)                    (14,566)
Unallocated common stock held by ESOPs                                                         (32,955)                    (35,908)
Unearned common stock held by RRP                                                                  (69)                       (214)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   1,196,912                   1,462,384
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $      22,696,536           $      20,587,741
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------------------
(In Thousands, Except Share Data)                                             1999                   1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Mortgage loans                                                       $    679,623           $    612,606           $    503,504
     Consumer and other loans                                                   19,285                 24,422                 23,981
     Mortgage-backed securities                                                658,140                438,934                352,841
     Other securities                                                          129,030                132,414                 85,968
     Federal funds sold and repurchase agreements                                9,201                 16,072                 11,861
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                        1,495,279              1,224,448                978,155
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Deposits                                                                  363,156                399,602                371,543
     Borrowed funds                                                            592,175                375,863                232,048
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                         955,331                775,465                603,591
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                            539,948                448,983                374,564
Provision for loan losses                                                        4,119                 15,380                  9,061
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            535,829                433,603                365,503
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
     Customer service and other loan fees                                       39,965                 34,619                 23,298
     Loan servicing fees                                                        15,377                  5,162                 12,481
     Net gain on sales of securities                                               739                 10,976                 14,400
     Net gain on sales of loans                                                  3,340                  1,990                  4,044
     Net gain on disposition of banking and loan
         production offices                                                     19,206                   --                     --
     Operating income from real estate joint ventures                            3,892                  1,735                  1,209
     Other                                                                       4,177                  7,781                  7,254
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                       86,696                 62,263                 62,686
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
     General and administrative:
          Compensation and benefits                                             99,906                119,240                116,076
          Occupancy, equipment and systems                                      53,726                 57,688                 48,069
          Federal deposit insurance premiums                                     4,537                  5,931                  6,589
          Advertising                                                            6,926                  4,782                  8,969
          Other                                                                 30,171                 45,247                 32,867
------------------------------------------------------------------------------------------------------------------------------------
     Total general and administrative                                          195,266                232,888                212,570
     Real estate operations and provision for losses, net                         (186)                  (119)                 3,072
     Goodwill litigation                                                         6,417                  1,665                  1,101
     Capital trust securities                                                    2,169                   --                     --
     Amortization of goodwill                                                   19,425                 19,754                 11,722
     Acquisition costs and restructuring charges                                  --                  124,168                   --
------------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                     223,091                378,356                228,465
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and extraordinary item                        399,434                117,510                199,724
Income tax expense                                                             163,764                 61,825                 81,840
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                               235,670                 55,685                117,884
Extraordinary item, net of tax                                                    --                  (10,637)                  --
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $    235,670           $     45,048           $    117,884
====================================================================================================================================
Basic earnings per common share:
     Income before extraordinary item                                     $       4.47           $       0.98           $       2.51
     Extraordinary item, net of tax                                               --                    (0.21)                  --
     Net earnings per common share                                        $       4.47           $       0.77           $       2.51
====================================================================================================================================
Diluted earnings per common share:
     Income before extraordinary item                                     $       4.37           $       0.94           $       2.39
     Extraordinary item, net of tax                                               --                    (0.20)                  --
     Net earnings per common share                                        $       4.37           $       0.74           $       2.39
====================================================================================================================================
Basic weighted  average common shares                                       51,351,355             50,801,598             46,362,179
Diluted weighted average common and
  common equivalent shares                                                  52,506,962             52,886,191             48,765,698

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                                   ADDITIONAL
                                                                      PREFERRED       COMMON         PAID-IN         RETAINED
(In Thousands, Except Share Data)                       TOTAL           STOCK          STOCK         CAPITAL         EARNINGS
-------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                         $ 1,107,923     $      --      $       532    $   634,425     $   665,187

Comprehensive income:
   Net income                                            117,884            --             --             --           117,884
   Other comprehensive income, net of tax:
       Net unrealized gain on securities, net
         of reclassification adjustment                   14,076            --             --             --              --
                                                     -----------
Comprehensive income                                     131,960
                                                         -------
Issuance of Series B, preferred stock
     (2,000,000 shares) to effect acquisition
     of The Greater New York Savings Bank                 62,000           2,000           --           60,000            --
Issuance of common stock (89,548 shares)
      to effect acquisition of The Greater New
      York Savings Bank                                   84,192            --                1         84,191            --
Conversion of The Greater New York
      Savings Bank stock options into Astoria
      Financial Corporation stock options                  8,572            --             --            8,572            --
Common stock repurchased (2,224,372 shares)              (85,735)           --             --             --              --
Dividends on common and preferred stock                  (25,965)           --             --             --           (25,965)
Issuance of treasury stock (5,695,827 shares)
     to effect acquisition of The Greater New
     York Savings Bank                                   130,465            --             --             --              --
Exercise of stock options and related tax benefit          8,933            --             --            4,852          (6,801)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                   23,454            --             --           14,616            --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                           1,445,799           2,000            533        806,656         750,305

Comprehensive income:
   Net income                                             45,048            --             --             --            45,048
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                  (34,928)           --             --             --              --
                                                       ----------
Comprehensive income                                      10,120
                                                       ----------
Adjustments to stockholders' equity to effect the
      acquisition of Long Island Bancorp, Inc.              --              --               11        (69,667)           --
Common stock repurchased (339,892 shares)                (16,633)           --             --             --              --
Dividends on common and preferred stock
     and amortization of purchase premium                (38,631)           --             --           (1,304)        (37,327)
Exercise of stock options and related tax benefit         24,357            --                3         13,630         (25,113)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                   26,496            --             --           17,665            --
Adjustment to conform fiscal year of Long
    Island Bancorp, Inc. to Astoria Financial
    Corporation                                           10,876            --             --              866           9,766
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                           1,462,384           2,000            547        767,846         742,679

Comprehensive loss:
   Net income                                            235,670            --             --             --           235,670
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                 (329,632)           --             --             --              --
                                                        --------
Comprehensive loss                                       (93,962)
                                                        --------
Common stock repurchased (4,257,200 shares)             (159,367)           --             --             --              --
Dividends on common and preferred stock
     and amortization of purchase premium                (55,222)           --             --           (1,304)        (53,918)
Exercise of stock options and related tax benefit         29,282            --                8         23,173         (16,195)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                   13,797            --             --           10,699            --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                         $ 1,196,912     $     2,000    $       555    $   800,414     $   908,236
===============================================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                     ACCUMULATED       UNALLOCATED     UNEARNED
                                                                        OTHER            COMMON         COMMON
                                                         TREASURY    COMPREHENSIVE     STOCK HELD     STOCK HELD
(In Thousands, Except Share Data)                         STOCK         INCOME          BY ESOPs        BY RRP
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          $  (143,552)    $     6,789     $   (43,719)    $   (11,739)

Comprehensive income:
   Net income                                                --              --              --              --
   Other comprehensive income, net of tax:
       Net unrealized gain on securities, net
         of reclassification adjustment                      --            14,076            --              --
Comprehensive income

Issuance of Series B, preferred stock
     (2,000,000 shares) to effect acquisition
     of The Greater New York Savings Bank                    --              --              --              --
Issuance of common stock (89,548 shares)
      to effect acquisition of The Greater New
      York Savings Bank                                      --              --              --              --
Conversion of The Greater New York
      Savings Bank stock options into Astoria
      Financial Corporation stock options                    --              --              --              --
Common stock repurchased (2,224,372 shares)               (85,735)           --              --              --
Dividends on common and preferred stock                      --              --              --              --
Issuance of treasury stock (5,695,827 shares)
     to effect acquisition of The Greater New
     York Savings Bank                                    130,465            --              --              --
Exercise of stock options and related tax benefit          10,882            --              --              --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                      --              --             4,152           4,686
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                              (87,940)         20,865         (39,567)         (7,053)

Comprehensive income:
   Net income                                                --              --              --              --
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                      --           (34,928)           --              --

Comprehensive income

Adjustments to stockholders' equity to effect the
      acquisition of Long Island Bancorp, Inc.             68,586            --              --             1,070
Common stock repurchased (339,892 shares)                 (16,633)           --              --              --
Dividends on common and preferred stock
     and amortization of purchase premium                    --              --              --              --
Exercise of stock options and related tax benefit          35,837            --              --              --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                      --              --             3,467           5,364
Adjustment to conform fiscal year of Long
    Island Bancorp, Inc. to Astoria Financial
    Corporation                                               150            (503)            192             405
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                 --           (14,566)        (35,908)           (214)

Comprehensive loss:
   Net income                                                --              --              --              --
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                      --          (329,632)           --              --
Comprehensive loss

Common stock repurchased (4,257,200 shares)              (159,367)           --              --              --
Dividends on common and preferred stock
     and amortization of purchase premium                    --              --              --              --
Exercise of stock options and related tax benefit          22,296            --              --              --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                      --              --             2,953             145
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                          $  (137,071)    $  (344,198)    $   (32,955)    $       (69)
=================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------------

(In Thousands)                                                                           1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $   235,670      $    45,048      $   117,884
                                                                                      ---------------------------------------------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net accretion of discounts, premiums and deferred loan fees                      (56,959)         (25,939)         (20,401)
         Provision for loan and real estate losses                                          4,081           16,489            9,886
         Depreciation and amortization                                                     13,913           16,959           23,591
         Net gain on sales of securities and loans                                         (4,079)         (12,966)         (18,444)
         Net gain on disposition of banking and loan production offices                   (19,206)            --               --
         Originations of loans held-for-sale, net of proceeds from sales                  140,703          (22,175)        (105,071)
         Amortization of goodwill                                                          19,425           19,754           11,722
         Allocated and earned shares from ESOPs and RRP                                     9,927           18,195           19,663
         Increase in accrued interest receivable                                           (8,380)          (8,671)          (5,874)
         Mortgage servicing rights amortization and valuation allowance,
              net of capitalized amounts                                                    1,868           (6,061)          (8,036)
         Loss on early extinguishment of debt                                                --             18,547             --
         Decrease in other assets                                                          11,540           24,930           62,928
         (Decrease) increase in accrued expenses and other liabilities                     (8,467)         131,236          (33,933)
         Acquisition costs and restructuring charges                                         --             87,101             --
                                                                                      ---------------------------------------------
              Net cash provided by operating activities                                   340,036          302,447           53,915
                                                                                      ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Origination of loans held-for-investment, net of principal payments           (1,011,999)      (1,260,776)      (1,591,419)
         Loan purchases through third parties                                            (413,573)        (195,336)        (581,794)
         Principal payments on mortgage-backed securities held-to-maturity                337,081          319,212           80,635
         Principal payments on mortgage-backed securities available-for-sale            2,599,970        1,964,457          800,946
         Purchases of mortgage-backed securities held-to-maturity                        (281,165)         (72,651)        (119,080)
         Purchases of mortgage-backed securities available-for-sale                    (3,869,950)      (6,505,183)        (799,257)
         Purchases of other securities held-to-maturity                                   (42,078)        (213,456)        (743,799)
         Purchases of other securities available-for-sale                                (179,018)      (1,061,236)        (180,550)
         Proceeds from maturities of other securities available-for-sale                   74,006          755,248          220,853
         Proceeds from maturities of other securities held-to-maturity                    213,723          527,527          139,514
         Purchases of FHLB stock, net                                                     (55,000)        (101,476)          (7,970)
         Proceeds from sales of securities available-for-sale                             177,825        1,903,658        1,556,073
         Proceeds from sales of real estate owned and investments in
              real estate, net                                                             14,871           20,524           37,303
         Proceeds from disposition of loan production offices                               4,208             --               --
         Purchases of premises and equipment, net of proceeds from sales                  (27,150)         (27,677)         (18,233)
         Purchase of mortgage servicing rights                                               --               --             (4,066)
         Acquisitions net of cash and cash equivalents acquired                              --               --            (82,202)
                                                                                      ---------------------------------------------
              Net cash used in investing activities                                    (2,458,249)      (3,947,165)      (1,293,046)
                                                                                      ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease) in deposits                                               42,689         (294,106)         203,912
         Net increase in reverse repurchase agreements                                  1,985,000        3,219,488          912,166
         Net increase in FHLB of New York advances                                        400,000          820,000            2,120
         Net (decrease) increase in other borrowings                                       (6,344)          77,855          276,913
         Increase in mortgage escrow funds                                                  4,244           22,720            8,376
         Sale of upstate New York banking offices                                        (135,637)            --               --
         Issuance of capital trust securities                                             125,000             --               --
         Costs to repurchase common stock                                                (159,367)         (16,633)         (85,735)
         Cash dividends paid to stockholders                                              (56,908)         (42,754)         (25,797)
         Cash received for options exercised                                               16,725           15,012            4,960
                                                                                      ---------------------------------------------
              Net cash provided by financing activities                                 2,215,402        3,801,582        1,296,915
                                                                                      ---------------------------------------------

              Net increase in cash and cash equivalents                                    97,189          156,864           57,784
         Adjustment to conform fiscal year of Long Island Bancorp, Inc.
              to Astoria Financial Corporation                                               --             77,323             --
         Cash and cash equivalents at beginning of year                                   393,382          159,195          101,411
                                                                                      ---------------------------------------------
         Cash and cash equivalents at end of year                                     $   490,571      $   393,382      $   159,195
                                                                                      =============================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued

                                                          Year Ended December 31,

(In Thousands)                                        1999          1998          1997
--------------------------------------------------------------------------------------
         Supplemental disclosures:
              Cash paid during the year:
                   Interest                       $939,709      $738,271      $593,880
                                                  ====================================
                   Income taxes                   $155,395      $ 25,078      $ 42,570
                                                  ====================================
              Additions to real estate owned      $ 10,952      $ 15,955      $ 16,511
                                                  ====================================
              Securitization of loans             $   --        $387,071      $680,889
                                                  ====================================

SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS RELATING TO THE GREATER ACQUISITION

Noncash investing and financing transactions relating to The Greater acquisition that are not reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 1997 are listed below:

(In Thousands)
--------------------------------------------------------------------------------------
Fair value of assets acquired, excluding cash and cash
     equivalents acquired                                                   $2,340,822
Liabilities assumed                                                         (2,140,102)
Conversion of  stock options and common stock
     previously acquired from acquiree                                         (13,132)
Goodwill                                                                       169,335
75% stock consideration                                                       (274,721)
---------------------------------------------------------------------------------------
Cash paid for acquiree, net of cash and cash equivalents
     acquired                                                               $   82,202
=======================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting and reporting policies of Astoria Financial Corporation and our subsidiaries conform to generally accepted accounting principles, or GAAP, and are used in preparing and presenting these consolidated financial statements.

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and our wholly-owned subsidiaries, (1) Astoria Federal Savings and Loan Association, or Astoria Federal, and its subsidiaries and (2) Astoria Capital Trust I. As used in this annual report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal and Astoria Capital Trust I, depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(b) Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with original maturities of three months or less.

(c) Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as a separate component of accumulated comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 1999 and 1998, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value, and whether such decline is other than temporary.

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

(e) Loans Receivable

Loans receivable are carried at the unpaid principal balances, net of unamortized discounts and premiums and deferred loan origination fees and costs which are recognized as yield adjustments over the lives of the loans using the interest method. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to income using the interest method. Discounts and premiums on mortgage loans purchased are also deferred and amortized using the interest method. We generally amortize these amounts over the contractual life of the related loans, adjusted for prepayments.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Our periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, trends in portfolio volume, quality, maturity and composition, the status and amount of non-performing and past-due loans, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated fair value of any underlying collateral and current and prospective, as well as specific and general, economic conditions.

When loans become 90 days delinquent, with the exception of loans delinquent 90 days or more as to their maturity date but not their interest payment, we discontinue accruing interest, which results in a charge to interest income equal to all interest previously accrued and not collected. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received, until a return to accrual status is warranted. We return loans to an accrual status when principal and interest payments are current, full collection of principal and interest is reasonably assured and a consistent record of performance has been demonstrated.

A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. We review larger balance loans for individual impairment and groups of smaller balance loans based on homogeneous pools. Interest income received on impaired non-accrual loans is recognized on a cash basis. Interest income on other impaired loans is recognized on an accrual basis.

(f)  Mortgage Servicing Rights, or MSR

We recognize as separate assets the rights to service mortgage loans, whether those rights are acquired through loan purchase or loan origination activities. MSR are amortized in proportion to and over the estimated period of net servicing income.

We stratify our MSR by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair value of each MSR stratum is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates.

We assess impairment of the MSR based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment.

(g) Real Estate Owned and Investments in Real Estate

Real estate acquired through foreclosure or the collection process is carried
(1) at the lower of cost or estimated fair value at the date of acquisition, and
(2) at the lower of the new cost basis or estimated fair value, less estimated selling costs, thereafter. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, we maintain an allowance for actual and potential future declines in value which are charged to income along with any additional expenses incurred on the property.

Investments in unconsolidated real estate joint ventures are accounted for using the equity method of accounting. Interest and other carrying charges are capitalized on projects in process of development. The recognition of gains on the sale of real estate is dependent upon the terms of sale and various other factors. Valuation allowances for estimated losses are charged to income when the carrying value of real estate held for investment exceeds its estimated fair value. Real estate owned and investments in real estate, which are included in other assets, amounted to $5.1 million at December 31, 1999 and $9.3 million at December 31, 1998.

(h) Premises and Equipment

Land is carried at cost. Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

(i) Goodwill

The portion, if any, of intangible assets generated in acquisitions identified as core deposit intangible is amortized using the interest method over the estimated lives of the related liabilities. The remaining portion is considered goodwill and is amortized using the straight line method over varying periods up to fifteen years. We evaluate goodwill periodically for impairment in response to changes in circumstances or events.

(j) Reverse Repurchase Agreements (Securities Sold Under Agreements to
Repurchase)

We enter into sales of securities under agreements to repurchase with selected dealers and banks. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in our consolidated statements of financial condition. The securities underlying the agreements are delivered to the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell us substantially the same securities at the maturities of the agreements. We retain the right of substitution of collateral throughout the terms of the agreements.

(k) Interest Rate Caps/Floors and Interest Rate Swaps

As part of our asset/liability management program, we utilize from time-to-time interest rate caps, floors and swaps to reduce our sensitivity to interest rate fluctuations. Premiums paid for interest rate caps and floors are amortized to interest expense over the terms of the agreements. Net interest income is decreased or increased on an accrual basis by amounts receivable or payable with respect to the rate caps and floors purchased or sold. The net interest differential, resulting from the difference between exchanging variable and fixed rate interest payments as part of an interest rate swap, is recorded as a component of net interest income.

(l) Income Taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) Earnings Per Common Share, or EPS

Basic EPS is computed by dividing income before extraordinary item less preferred dividends by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plans, or ESOPs, and the Recognition and Retention Plan, or RRP.

Diluted EPS is computed by dividing income before extraordinary item less preferred dividends by the weighted-average common shares and common equivalent shares outstanding during the year. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the ESOPs and the RRP and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, our average stock price is utilized, and we add to the proceeds, the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(n) Employee Benefits

Astoria Federal has a qualified, non-contributory defined benefit pension plan, or the Pension Plan, covering substantially all of its eligible employees. Astoria Federal's policy is to fund pension costs in accordance with the minimum funding requirement. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As a result of the acquisition of The Greater New York Savings Bank, or The Greater, the qualified, non-contributory defined benefit pension plan for employees of The Greater was merged into the Pension Plan in the first quarter of 1998 and plan assets of $48.6 million were transferred to the Pension Plan. As a result of the acquisition of Long Island Bancorp, Inc., or LIB, the qualified, non-contributory defined benefit pension plan for employees of LIB was merged into the Pension Plan as of December 31, 1998 and plan assets of $71.8 million were transferred to the Pension Plan.

In addition, Astoria Federal has non-qualified and unfunded supplemental retirement plans covering certain officers and directors. Pursuant to the acquisition of LIB, we assumed a non-qualified unfunded retirement plan for former directors of LIB. We also sponsor a defined health care plan that provides postretirement medical and dental coverage to select individuals. The costs of postretirement benefits are accrued during an employee's active working career. We also continue to provide health care and life insurance benefits for certain former LIB retirees and their eligible dependents.

We record compensation expense related to the ESOPs at an amount equal to the shares allocated by the ESOPs multiplied by the average fair value of our common stock during the reporting period. For EPS and other per-share disclosure, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released (unallocated shares) are excluded from outstanding shares on a weighted average basis for EPS calculations. The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOPs is recorded as an adjustment to additional paid-in capital.

(o) Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(2) BUSINESS COMBINATIONS

LIB Acquisition

Following the close of business on September 30, 1998, we completed the acquisition of LIB, the holding company of The Long Island Savings Bank, FSB, or LISB, a federally chartered savings bank. LIB was merged with us and LISB was merged with Astoria Federal. We refer to this transaction as the LIB Acquisition. All subsidiaries of LISB became subsidiaries of Astoria Federal. The transaction was accounted for as a pooling-of-interests. Accordingly, under GAAP, the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation were recorded by us. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share, or LIB Common Stock, received 1.15 shares of our common stock for each share of LIB Common Stock. We issued 27,876,636 shares of our common stock to complete the LIB Acquisition. LIB had $6.58 billion in total assets, $3.58 billion in deposits, and $581.0 million in stockholders' equity at September 30, 1998.

Acquisition Costs and Restructuring Charges

From the period between initiation of the LIB Acquisition and the consummation date, we developed formal plans to integrate LIB's business into our business. Such plans included, among other things, the termination of employees, disposal of duplicate facilities, consolidation and relocation of equipment and facilities, integration of information systems and cancellation of lease contracts and other executory contracts. We have recognized as liabilities only those items that qualify for recognition under the consensus reached on Issue No. 94-3 by the

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Emerging Issues Task Force, or EITF, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring)."

We have recorded all direct costs related to the LIB Acquisition as liabilities as of the consummation date, and the total pre-tax charge of $124.2 million has been classified as acquisition costs and restructuring charges in our consolidated statement of income for the year ended December 31, 1998. Such costs relate to restructuring plans and/or exit plans we formally adopted.

The following table sets forth the activity in the balances of accrued acquisition costs and restructuring charges for the year ended December 31, 1999:

                                        Accrued Balance at        Cash Payments            Accrued Balance at
(In Thousands)                          December 31, 1998            in 1999               December 31, 1999
--------------                          -----------------            -------               -----------------
Employee termination costs                     $10,326               $  5,280                    $  5,046 (a)
Facilities, equipment and
   systems costs                                12,428                  5,736                       6,692 (b)
Transaction fees & other costs                   8,557                  7,399                       1,158 (c)
                                               -------                -------                     -------
Total                                          $31,311                $18,415                     $12,896
                                               =======                =======                     =======

(a) The remaining accrued balance primarily represents voluntary early retirement charges for pension and postretirement benefits for certain former employees of LIB. Such benefits will remain as accrued pension and postretirement benefit costs until all such benefits are paid during these former LIB employees' lifetimes. As such, the balance has been reclassified out of accrued merger costs and into the appropriate accrued pension and postretirement benefit costs.

(b) The remaining accrued balance primarily represents the present value of net operating costs for our former mortgage headquarters. This accrued balance will continue to be charged for the net operating costs of the building, whose lease extends to the year 2017.

(c) The remaining accrued balance primarily represents accrued legal fees which we will incur to restructure the various employee benefit plans of LIB and the subsidiaries of LISB.

The Greater Acquisition

Following the close of business on September 30, 1997, we completed the acquisition of The Greater. The Greater was merged with Astoria Federal in a transaction which was accounted for as a purchase. We refer to this transaction as The Greater Acquisition. Accordingly, the assets and liabilities of The Greater were recorded on our books at their fair market values of $2.37 billion and $2.14 billion, respectively. The cost of The Greater Acquisition was $399.5 million, including approximately $38.2 million of acquisition-related costs. The balance of goodwill generated by The Greater Acquisition at December 31, 1999 was $147.9 million. Our consolidated results of operations include The Greater's results of operations commencing October 1, 1997.

(3) REPURCHASE AGREEMENTS

We purchase securities under agreements to resell (repurchase agreements). These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. We may sell, loan or otherwise dispose of such securities to other parties in the normal course of operations. Substantially the same securities are to be resold at maturity of the repurchase agreements.

Repurchase agreements averaged $37.9 million during the year ended December 31, 1999 and $29.5 million during the year ended December 31, 1998. The maximum amount of such agreements outstanding at any month end was $110.0 million during the year ended December 31, 1999 and $100.8 million during the year ended December 31, 1998. As of December 31, 1999, one repurchase agreement for $35.7 million was outstanding. As of December 31, 1998, one repurchase agreement for $66.4 million was outstanding.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4) SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 1999 and 1998 are as follows:

                                                                               At December 31, 1999
                                                    ---------------------------------------------------------------------
                                                                         Gross                   Gross          Estimated
                                                    Amortized          Unrealized              Unrealized         Fair
(In Thousands)                                         Cost               Gains                  Losses           Value
--------------------------------------              ---------          ----------              ----------       ---------
Available-for-sale:
    Mortgage-backed securities:
       GNMA pass-through certificates               $  129,029           $   658               $  (3,986)      $  125,701
    FHLMC pass-through certificates                    228,904               917                  (3,407)         226,414
       FNMA pass-through certificates                  443,639             6,068                  (2,202)         447,505
       REMICs and CMOs:
         Agency issuance                             6,304,417               454                (435,093)       5,869,778
       Non agency issuance                           1,604,335               366                 (69,122)       1,535,579
                                                    ----------           -------                --------       ----------
    Total mortgage-backed securities                 8,710,324             8,463                (513,810)       8,204,977
                                                    ----------           -------                --------       ----------
    Other securities:
       Obligations of the U.S. Government
         and agencies                                  547,082                 -                 (72,878)         474,204
       Corporate debt securities                        61,349                 -                  (7,168)          54,181
       FNMA and FHLMC preferred stock                  147,515                44                 (20,080)         127,479
       Asset-backed and other securities                 1,907                 1                       -            1,908
                                                    ----------           -------                --------       ----------
    Total other securities                             757,853                45                (100,126)         657,772
                                                    ----------           -------                --------       ----------
Total available-for-sale                            $9,468,177           $ 8,508               $(613,936)      $8,862,749
                                                    ==========           =======                ========       ==========
Held-to-maturity:
       Mortgage-backed securities:
         GNMA pass-through certificates             $    4,247          $    220                $     (1)      $    4,466
    FHLMC pass-through certificates                     45,287               719                     (42)          45,964
    FNMA pass-through certificates                      13,083                16                    (648)          12,451
    REMICs and CMOs:
         Agency issuance                               667,249             1,308                  (6,390)         662,167
         Non agency issuance                           352,395               121                  (6,313)         346,203
                                                    ----------           -------                --------       ----------
Total mortgage-backed securities                     1,082,261             2,384                 (13,394)       1,071,251
                                                    ----------           -------                --------       ----------
Other securities:
     Obligations of the U.S. Government
       and agencies                                    772,584            17,384                 (62,684)         727,284
     Obligations of states and political
       subdivisions                                     45,112                 -                     (40)          45,072
                                                    ----------           -------                --------       ----------
     Total other securities                            817,696            17,384                 (62,724)         772,356
                                                    ----------           -------                --------       ----------
Total held-to-maturity                              $1,899,957           $19,768                $(76,118)      $1,843,607
                                                    ==========           =======                ========       ==========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                      At December 31, 1998
                                                             ----------------------------------------------------------------
                                                                                 Gross              Gross           Estimated
                                                             Amortized         Unrealized         Unrealized           Fair
(In Thousands)                                                 Cost              Gains              Losses             Value
----------------------------------------                    ----------         ----------         ----------        ---------
Available-for-sale:
    Mortgage-backed securities:
         GNMA pass-through certificates                     $  163,731           $ 2,795           $    (10)        $  166,516
         FHLMC pass-through certificates                       342,311             2,079             (1,668)           342,722
         FNMA pass-through certificates                        608,842             8,513             (1,561)           615,794
         REMICs and CMOs:
                  Agency issuance                            4,961,157             1,363            (42,020)         4,920,500
                  Non agency issuance                        1,509,402             3,689             (4,789)         1,508,302
                                                             ---------            ------            -------          ---------
  Total mortgage-backed securities                           7,585,443            18,439            (50,048)         7,553,834
                                                             ---------            ------            -------          ---------
Other securities:
    Obligations of the U.S. Government
        and agencies                                           462,302             4,910                (13)           467,199
    Corporate debt securities                                   21,048                 -               (322)            20,726
    FNMA and FHLMC preferred stock                             127,515             1,325                  -            128,840
    Asset-backed and other securities                           25,904                41               (100)            25,845
                                                             ---------            ------            -------          ---------
  Total other securities                                       636,769             6,276               (435)           642,610
                                                             ---------            ------            -------          ---------
Total available-for-sale                                    $8,222,212           $24,715           $(50,483)        $8,196,444
                                                             =========            ======            =======          =========
Held-to-maturity:
    Mortgage-backed securities:
         GNMA pass-through certificates                     $   53,455            $2,122           $      -        $    55,577
         FHLMC pass-through certificates                        14,738               493                 (4)            15,227
         FNMA pass-through certificates                         15,954               135                  -             16,089
         REMICs and CMOs:
            Agency issuance                                    785,314             3,427             (1,138)           787,603
            Non agency issuance                                267,338             1,404             (2,093)           266,649
                                                             ---------            ------            -------          ---------
  Total mortgage-backed securities                           1,136,799             7,581             (3,235)         1,141,145
                                                             ---------            ------            -------          ---------
  Other securities:
    Obligations of the U.S. Government
        and agencies                                           925,074            10,412               (128)           935,358
    Obligations of states and political
        subdivisions                                            46,938                 -                 (1)            46,937
                                                             ---------            ------            -------          ---------
  Total other securities                                       972,012            10,412               (129)           982,295
                                                             ---------            ------            -------          ---------
Total held-to-maturity                                      $2,108,811           $17,993            $(3,364)        $2,123,440
                                                             =========            ======            =======          =========

Sales of securities from the available-for-sale portfolio are summarized as follows:

                                  Year Ended December 31,
                                  -----------------------
(In Thousands)              1999           1998            1997
--------------              ----           ----            ----
Proceeds from sale      $  170,119      $1,811,686      $1,327,250
Gross gains                  1,017          16,353          16,504
Gross losses                   278           5,377           2,104

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, excluding mortgage-backed securities, are shown on page 84. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 1999, the amortized cost of such callable securities totaled $1.34 billion of which $1.09 billion are callable within one year and at various other times thereafter.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                             At December 31,
                                                             ---------------
                                                   1999                        1998
                                                   ----                        ----
                                                         Estimated                   Estimated
                                           Amortized        Fair       Amortized        Fair
(In Thousands)                                Cost          Value         Cost          Value
--------------                                ----          -----         ----          -----
Available-for-sale:
  Due in one year or less                   $ 40,888      $ 40,825      $ 21,981      $ 21,949
  Due after one year through five years          503           499        92,302        93,274
  Due after five years through ten years      49,935        46,363           129           137
  Due after ten years                        518,914       442,508       394,745       398,312
                                            --------      --------      --------      --------
Total available-for-sale                    $610,240      $530,195      $509,157      $513,672
                                            ========      ========      ========      ========
Held-to-maturity:
  Due in one year or less                   $      -      $      -      $    800      $    800
  Due after one year through five years       16,880        16,745         1,877         1,876
  Due after five years through ten years        --            --         175,110       176,425
  Due after ten years                        800,816       755,611       794,225       803,194
                                            --------      --------      --------      --------
Total held-to-maturity                      $817,696      $772,356      $972,012      $982,295
                                            ========      ========      ========      ========

The balance of accrued interest receivable for mortgage-backed securities totaled $51.8 million at December 31, 1999 and $48.0 million at December 31, 1998. The balance of accrued interest receivable for other securities and Federal Home Loan Bank of New York, or FHLB-NY, stock totaled $11.9 million at December 31, 1999 and $10.6 million at December 31, 1998.

(5) LOANS RECEIVABLE, NET, MORTGAGE LOAN SERVICING AND LOANS HELD-FOR-SALE

Loans receivable, net, are summarized as follows:

                                                                                 At December 31,
                                                                                 ---------------
(In Thousands)                                                           1999                      1998
--------------                                                           ----                      ----
Mortgage loans:
     Secured by one-to-four family residences                         $9,006,894                 $7,646,641
     Secured by multi-family properties                                  615,438                    452,854
     Secured by commercial properties                                    433,035                    452,387
                                                                     -----------                 ----------
                                                                      10,055,367                  8,551,882
         Net deferred loan origination costs (fees)                        2,957                     (5,049)
         Net unamortized premium                                          54,892                     36,522
                                                                     -----------                 ----------
Total mortgage loans                                                  10,113,216                  8,583,355
                                                                     -----------                 ----------
Consumer and other loans:
     Home equity                                                         116,726                    142,437
     Passbook                                                              7,481                      6,653
     Other                                                                50,697                     80,287
                                                                     -----------                 ----------
                                                                         174,904                    229,377
         Net deferred loan origination costs                                 816                      1,921
         Net unamortized premium (discount)                                  138                       (931)
                                                                     -----------                 ----------
Total consumer and other loans                                           175,858                    230,367
                                                                     -----------                 ----------
Total loans                                                           10,289,074                  8,813,722
     Allowance for loan losses                                           (76,578)                   (74,403)
                                                                     -----------                 ----------
Loans receivable, net                                                $10,212,496                 $8,739,319
                                                                     ===========                 ==========

 Accrued interest receivable on all loans totaled $47.0 million at December 31, 1999 and $43.7 million at December 31, 1998.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Included in loans receivable were non-accrual loans totaling $50.5 million at December 31, 1999 and $106.3 million at December 31, 1998. If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.8 million for the year ended December 31, 1999, $6.8 million for the year ended December 31, 1998 and $5.2 million for the year ended December 31, 1997. This compares to $1.9 million for the year ended December 31, 1999, $1.6 million for the year ended December 31, 1998 and $1.2 million for the year ended December 31, 1997 of actual payments recorded as interest income with respect to such loans.

Loans we individually review for impairment are limited to multi-family mortgage loans, commercial loans, loans modified in a troubled debt restructuring and selected large one-to-four family residential mortgage loans. Examples of measurement techniques we utilize in determining the book value of an impaired loan include the market price of the loan, if one exists, the estimated fair value of the collateral and the present value of expected future cash flows.

The following table summarizes information regarding our impaired mortgage loans:

                                                 At December 31, 1999
                                                 --------------------
                                                       Allowance
                                    Recorded           for Loan         Net
(In Thousands)                      Investment           Losses         Investment
--------------                      ----------           ------         ----------
One-to-four family:
  With a related allowance             $1,856              $(351)          $ 1,505
  Without a related allowance           4,648                  -             4,648
                                      -------            -------           -------
Total one-to-four family                6,504               (351)            6,153
                                      -------            -------           -------
Commercial and multi-family:
  With a related allowance             17,217             (2,315)           14,902
  Without a related allowance             624                  -               624
                                      -------            -------           -------
Total commercial and multi-family      17,841             (2,315)           15,526
                                      -------            -------           -------
Total impaired mortgage loans         $24,345            $(2,666)          $21,679
                                      =======            =======           =======

                                              At December 31, 1998
                                              --------------------
                                                       Allowance
                                      Recorded         for Loan           Net
(In Thousands)                       Investment          Losses         Investment
--------------                       ----------          ------         ----------
One-to-four family:
  With a related allowance             $ 1,993          $   (378)          $ 1,615
  Without a related allowance            3,376                --             3,376
                                       -------           -------           -------
Total one-to-four family                 5,369              (378)            4,991
                                       -------           -------           -------
Commercial and multi-family:
  With a related allowance              21,385            (2,901)           18,484
  Without a related allowance               94                --                94
                                       -------           -------           -------
Total commercial and multi-family       21,479            (2,901)           18,578
                                       -------           -------           -------
Total impaired mortgage loans          $26,848           $(3,279)          $23,569
                                       =======           =======           =======

Our average recorded investment in impaired loans was $25.5 million for the year ended December 31, 1999, $25.1 million for the year ended December 31, 1998 and $19.0 million for the year ended December 31, 1997. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.7 million for the year ended December 31, 1999, $2.3 million for the year ended December 31, 1998 and $1.7 million for the year ended December 31, 1997.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Mortgage Loan Servicing

We service mortgage loans for investors with unpaid principal balances of $4.41 billion at December 31, 1999 and $4.94 billion at December 31, 1998, which are not reflected in the accompanying consolidated statements of financial condition. The right to service loans for others is generally obtained by either the sale of loans with servicing retained or the open market purchase of MSR.

MSR activity is summarized as follows:

                                                   Year Ended December 31,
                                                   -----------------------
(In Thousands)                                1999           1998          1997
--------------                                ----           ----          ----
Balance at beginning of year               $ 53,338       $ 41,839       $ 29,769
    Purchased MSR                                --             --          4,066
    Capitalized MSR                           3,919         22,217         15,385
    Amortization of MSR                      (8,249)       (13,218)        (7,381)
    Adjustment to conform fiscal year
    of Long Island Bancorp, Inc. to
    Astoria Financial Corporation                --          2,500             --
---------------------------------------------------------------------------------
                                             49,008         53,338         41,839
    Less: Valuation allowance for MSR           639          3,101             50
---------------------------------------------------------------------------------
Balance at end of year                     $ 48,369       $ 50,237       $ 41,789
=================================================================================

Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. MSR are amortized as a reduction to loan servicing fee income on a level-yield basis over the estimated remaining life of the underlying mortgage loans. MSR are carried at cost and impairment, if any, is recognized through a valuation allowance.

Loan servicing income is summarized as follows:

                                                   Year Ended December 31,
                                                   -----------------------
 (In Thousands)                               1999          1998            1997
 --------------                               ----          ----            ----
Servicing fees                             $ 21,164       $ 21,431       $ 19,830
Amortization of MSR                          (8,249)       (13,218)        (7,381)
Recovery of (provision for) valuation
    allowance for MSR                         2,462         (3,051)            32
---------------------------------------------------------------------------------
Total servicing income                     $ 15,377       $  5,162       $ 12,481
=================================================================================


Loans Held-for-Sale

We originate most 30-year fixed rate loans for immediate sale to the Federal National Mortgage Association, or FNMA, the Federal Home Loan Mortgage Corporation, or FHLMC, the State of New York Mortgage Agency, or SONYMA, or other investors on a servicing released or retained basis. In addition, we began selling our 15-year fixed rate loan production in the secondary market during 1999. Generally, the sale of such loans is arranged through a master commitment with the agencies on a mandatory or best efforts basis. The sale of loans to other investors are also arranged with specific contractual commitments on a mandatory or best efforts basis. In addition, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan. Our balance of loans held-for-sale was $11.4 million at December 31, 1999 and $212.9 million at December 31, 1998.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6) ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                     Year Ended December 31,
(In Thousands)                                  1999           1998           1997
--------------                                  ----           ----           ----
Balance at beginning of year                  $ 74,403       $ 73,920       $ 48,001
Allowance of acquired institution                   --             --         25,433
Provision charged to operations                  4,119         15,380          9,061
Charge-offs (net of recoveries of $4,765
   $4,409 and $2,253, respectively)             (1,944)       (14,751)        (8,575)
Adjustment to conform fiscal year of
   Long Island Bancorp, Inc. to Astoria
   Financial Corporation                            --           (146)            --
                                              --------       --------       --------
Balance at end of year                        $ 76,578       $ 74,403       $ 73,920
                                              ========       ========       ========

The $15.4 million provision charged to operations during the year ended December 31, 1998 included $4.0 million recorded by LIB prior to consummation of the acquisition, primarily for increased consumer loan delinquencies. In addition, $5.6 million was provided by us in the 1998 fourth quarter, primarily to conform LIB's credit administration, asset management philosophies and accounting methodologies to ours.

(7) DEPOSITS


Deposits are summarized as follows:

                                                                 At December 31,
                                    -----------------------------------------------------------------------------------
                                                     1999                                        1998
                                    -----------------------------------------------------------------------------------
                                     Weighted                                 Weighted
                                      Average                                  Average
(Dollars in Thousands)                 Rate        Balance      Percent         Rate             Balance        Percent
-----------------------------------------------------------------------------------------------------------------------
Core deposits:
     Savings                           2.00%      $2,581,442     27.02%          2.00%         $2,815,681        29.12%
     Money market                      4.82        1,165,734     12.20           4.17             857,295         8.87
     NOW and money manger              1.00          531,131      5.56           1.00             532,369         5.51
     Non-interest bearing NOW
       and money manager                  -          346,584      3.63              -             420,189         4.34
                                                  ----------    ------                         ----------       ------
Total core deposits                                4,624,891     48.41                          4,625,534        47.84
Certificates of deposit                5.34        4,929,643     51.59           5.31           5,042,752        52.16
                                                  ----------    ------                         ----------       ------
Total deposits                                    $9,554,534    100.00%                        $9,668,286       100.00%
                                                  ==========    ======                         ==========       ======


On August 27, 1999, we sold our five upstate New York banking offices in Otsego and Chenango counties with deposits totaling $156.4 million to CNB Financial Corporation for a net gain of $20.4 million.

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $602.3 million at December 31, 1999 and $568.7 million at December 31, 1998.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At December 31, 1999 and 1998, scheduled maturities of certificates of deposit are as follows:

                                                                   At December 31,
                                                                   ---------------
                                                   1999                                      1998
                                                   ----                                      ----
                                     Weighted                          Weighted
                                      Average                           Average
(Dollars in Thousands)                 Rate       Balance     Percent    Rate     Balance        Percent
----------------------                 ----       -------     -------    ----     -------        -------
One year or less                       5.05%    $3,070,678     62.29%    5.10%   $3,601,044        71.41%
Greater than one year
through three years                    5.72      1,430,543     29.02     5.85     1,144,240        22.69
Greater than three years               6.13        428,422      8.69     5.88       297,468         5.90
                                                ----------    ------             ----------      ------
Total certificates of deposit                   $4,929,643    100.00%            $5,042,752      100.00%
                                                ==========    ======             ==========      ======

Interest expense on deposits for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                               Year Ended December 31,
                                         ---------------------------------
(In Thousands)                            1999          1998          1997
--------------------------------------------------------------------------------
Savings                                 $ 54,341      $ 72,243      $ 70,755
Money market                              45,316        32,108        20,121
NOW and money manager                      5,110         6,337         6,625
Certificates of deposit                  258,389       288,914       274,042
--------------------------------------------------------------------------------
Total interest expense on deposits      $363,156      $399,602      $371,543
================================================================================

(8) BORROWED FUNDS

Borrowed funds are summarized as follows:

                                                        At December 31,
                                       ------------------------------------------------
                                               1999                      1998
                                       ------------------------------------------------
                                                    Weighted                   Weighted
                                                    Average                    Average
(Dollars in Thousands)                 Amount        Rate          Amount        Rate
----------------------------------------------------------------------------------------
Reverse repurchase agreements       $ 9,276,800      5.24%      $ 7,291,800      5.27%
Advances from the FHLB-NY, net        1,610,058      5.25         1,210,170      4.94
Other borrowings, net                   514,663      6.86           520,827      6.66
                                    -----------                 -----------
Total borrowed funds, net           $11,401,521      5.31       $ 9,022,797      5.31
                                    ===========                 ===========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Reverse Repurchase Agreements

At December 31, 1999 and 1998, all of the outstanding reverse repurchase agreements had original contractual maturities between one and ten years, with the exception of one agreement outstanding at December 31, 1999 for $100.0 million with an original contractual maturity of 40 days. All of the outstanding agreements were secured by U.S. Treasury securities, U.S. Government agency securities or mortgage-backed securities. The following is a summary of information relating to these agreements:

                                                                 At or for the Year Ended
                                                                        December 31,
                                                               -----------------------------
(Dollars in Thousands)                                            1999              1998
--------------------------------------------------------------------------------------------
Book value (amortized cost) of collateral (including
   accrued interest):
         U.S. Treasury securities                              $    32,453       $    33,266
         U.S. Government agency securities                       1,060,801         1,191,916
         Mortgage-backed securities                              9,407,792         6,557,070
Fair value of collateral (including accrued interest):
         U.S. Treasury securities                                   32,392            33,896
         U.S. Government agency securities                         963,754         1,204,380
         Mortgage-backed securities                              8,899,901         6,535,477
Average balance of outstanding agreements during the year        9,561,718         5,767,274
Maximum balance of outstanding agreements at any month
         end during the year                                    10,026,800         7,491,800
Average interest rate for the year                                    5.17%             5.50%


Reverse repurchase agreements at December 31, 1999 have contractual maturities as follows:

          Year                                            Amount
          ----                                        --------------
                                                      (In Thousands)
          2000                                          $   100,000
          2002                                            1,480,000
          2003                                            1,400,000
          2004                                            2,955,000
          2007                                               50,000
          2008                                            3,291,800


At December 31, 1999, $3.94 billion of such reverse repurchase agreements are callable in 2000, $3.48 billion are callable in 2001 and $1.76 billion are callable in 2002 and at various other times thereafter.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB- NY, certain qualifying mortgage loans, mortgage-backed securities and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. The following is a summary of information relating to these advances:

                                                                   For the Year Ended
                                                                      December 31,
                                                               ---------------------------
(Dollars in Thousands)                                            1999               1998
------------------------------------------------------------------------------------------
Average balance of outstanding agreements during the year      $1,265,968       $  360,233
Maximum balance of outstanding agreements at any month
         end during the year                                    1,610,058        1,210,170
Average interest rate for the year                                   5.00%            5.78%

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


FHLB-NY advances at December 31, 1999 have contractual maturities as follows:

            Year                                              Amount
            ----                                           --------------
                                                           (In Thousands)
            2000                                              $450,058
            2001                                               150,000
            2003                                               750,000
            2004                                               260,000

At December 31, 1999, $200.0 million of such advances are callable in 2000, $450.0 million are callable in 2001 and $250.0 million are callable in 2002 and at various other times thereafter.

At December 31, 1999, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily.

As part of our interest rate risk management and subsequent to the consummation of the LIB Acquisition, $1.41 billion of reverse repurchase agreements and FHLB-NY advances were restructured during the fourth quarter of 1998. We prepaid $1.41 billion of borrowed funds with a weighted average maturity of 1.07 years, a weighted average initial call of 0.27 years and a weighted average rate of 5.83%. We then borrowed new funds having a weighted average maturity date of
4.52 years, a weighted average initial call of 2.46 years and a weighted average rate of 4.86%. The prepayment penalty incurred in connection therewith totaled $18.5 million ($10.6 million net of taxes), and is reflected as an extraordinary item in our consolidated statement of income for the year ended December 31, 1998.

Other Borrowings

A funding note was issued during the year ended December 31, 1996 in the amount of $181.4 million and is collateralized by a pool of adjustable rate residential mortgage loans. The interest on the funding note changes monthly and is subject to a maximum rate of 11% through June 2001. Thereafter, the interest on the funding note is subject to further adjustments. We have the option to redeem the funding note in whole on or after June 2001 or when the principal balance of the collateral pool is less than $13.5 million. At December 31, 1999, the outstanding principal balance of the funding note collateral pool was $115.1 million. The outstanding balance of the funding note was $25.4 million at December 31, 1999 and $71.4 million at December 31, 1998.

During the year ended December 31, 1998, we issued two three-year medium-term notes, each in the amount of $75.0 million. During the year ended December 31, 1997, we issued a five year medium-term note in the amount of $300.0 million. The medium-term notes were part of a $1.00 billion medium-term note program we established in 1997 in which medium-term notes could be issued bearing interest at either a fixed or floating rate, with maturities ranging from nine months to 30 years from their respective issue dates. The outstanding balance of the net medium-term notes was $449.7 million at December 31, 1999 and $449.4 million at December 31, 1998.

In December 1999, we obtained $40.0 million of short-term financing with an interest rate equal to the six-month LIBOR plus 250 basis points which matures on June 22, 2000. This short-term financing is collateralized by a pledge of the notes held by us from our ESOPs. Deferred loan costs of $400,000 are being amortized over the life of the loan. At December 31, 1999, the outstanding balance on the short-term financing was $39.6 million, net of deferred costs.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Interest expense on borrowed funds is summarized as follows:

                                                     Year Ended December 31,
                                              ------------------------------------
(In Thousands)                                  1999          1998          1997
----------------------------------------------------------------------------------
Reverse repurchase agreements                 $500,948      $322,647      $193,419
Advances from the FHLB-NY                       64,090        21,820        22,794
Other borrowings                                27,137        31,396        15,835
----------------------------------------------------------------------------------
Total interest expense on borrowed funds      $592,175      $375,863      $232,048
==================================================================================


(9) GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A referred to as Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity. Proceeds totaling $31.3 million from the issuance of the Junior Subordinated Debentures were used to increase the capital level of Astoria Federal and the remaining proceeds were used primarily for the repurchase of our common stock.

The balance outstanding on the Capital Securities was $125.0 million at December 31, 1999. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the straight-line method over a period of ten years. Distributions on the Capital Securities are payable semi-annually beginning May 1, 2000, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."

(10) STOCKHOLDERS' EQUITY

At the time of its conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association, Astoria Federal established a liquidation account with a balance equal to the retained earnings reflected in its June 30, 1993 statement of financial condition. As part of the acquisitions of LIB, Fidelity and The Greater, (see
Note 2), Astoria Federal established liquidation accounts equal to the account balances previously maintained by these acquired institutions for eligible account holders. These liquidation accounts are reduced annually to the extent that eligible account holders reduce their qualifying deposits. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the current adjusted qualifying balances for accounts then held.

In connection with the LIB Acquisition, we issued 27,876,636 shares of our common stock in exchange for all of the outstanding LIB Common Stock using an exchange rate of 1.15 shares of our common stock for each share of LIB Common Stock. As a result of the LIB Acquisition, we retired LIB's previously held treasury shares totaling 2,482,667 which had a cost of $68.6 million.

In connection with The Greater Acquisition, we issued 5,785,375 shares of our common stock, of which 5,695,827 were treasury shares. In addition, we issued 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or the Series B Preferred Stock, in exchange for all of the outstanding 12% Noncumulative Preferred Stock, Series B of The Greater. The Series B Preferred Stock, which has a par value of $1.00 per share and a liquidation preference of $25.00 per share, may be redeemed at our option, in whole or in part, on or after October 1, 2003, at an initial price of $27.25 per share and declining ratably to $25.00 per share on October 1, 2013. Dividends on the Series B Preferred Stock are not cumulative but, if declared by us, are payable quarterly.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


On April 21, 1999, our Board of Directors approved our sixth stock repurchase plan authorizing the purchase, at our management's discretion, of up to 10% of our common stock then outstanding, or 5,528,000 shares, over a two year period in open-market or privately negotiated transactions. Under this plan, we repurchased 4,257,200 shares of our common stock during 1999 at an aggregate cost of $159.4 million.

We have a dividend reinvestment and stock purchase plan, or the Plan. The Plan, which became effective on December 1, 1995, requires no additional shares to be issued out of authorized and unissued shares, although 300,000 shares of authorized and unissued shares are reserved for use by the Plan, should the need arise.

In 1996, we adopted a Stockholders Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of our preferred stock at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. We reserved 325,000 shares of our available preferred stock for such series.

(11) INTEREST RATE CAPS/FLOORS AND INTEREST RATE SWAPS

Interest Rate Caps/Floors

At December 31, 1999 and 1998, we had $60.0 million (based upon contractual notional principal) of interest rate floor agreements outstanding, resulting from The Greater Acquisition. The agreements had a weighted-average floor rate of 6.08%, and expire in February 2000. The carrying amount (unamortized premium) of interest rate floor agreements in the consolidated statements of financial condition aggregated $19,000 at December 31, 1999 and $147,000 at December 31, 1998. The estimated fair value of these instruments aggregated $19,000 at December 31, 1999 and $769,000 at December 31, 1998. The estimated fair value represents the approximate amount we would have received upon termination of the agreements at December 31, 1999 and 1998, considering the then current levels of interest rates. The amortization of premium paid for the agreements, net of contractual amounts received, increased net interest income by $419,000 for the year ended December 31, 1999 and $172,000 for the year ended December 31, 1998.

Interest Rate Swaps

During the year ended December 31, 1998, we entered into three interest rate swap agreements aggregating $450.0 million (contractual notional principal). The swap agreements effectively converted the three medium-term fixed rate borrowings into floating rate borrowings. The following table details the terms of the swap agreements at December 31, 1999:

                                                                    Fixed Interest Rate
      Notional Amount        Floating Interest Rate Paid                  Received           Maturity Date
      ---------------        ---------------------------            -------------------      -------------
      (In Thousands)
         $300,000           3-month LIBOR minus 3 basis points               7.00%          January 16, 2008
           75,000           3-month LIBOR minus 18 basis points              6.20            April 2, 2003
           75,000           3-month LIBOR minus 38 basis points              6.20            April 2, 2005

The above agreements are initially callable in 2000 and at various other times thereafter. Interest expense on borrowed funds decreased $6.5 million for the year ended December 31, 1999 and $4.1 million for the year ended December 31, 1998 as a result of these swaps. As of December 31, 1999, the interest rate swaps had a gross negative market value of $14.0 million which is fully collateralized by U.S. Treasury Notes.

(12) COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 1999, we were obligated under several non-cancelable operating leases on buildings and land used for office space and banking purposes through 2043. These operating leases contain escalation clauses which provide for increased rental expense based primarily on increases in real estate taxes and cost-of living indices. Rent expense

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


under these operating leases was $6.7 million for the year ended December 31, 1999, $9.1 million for the year ended December 31, 1998 and $6.8 million for the year ended December 31, 1997.

The minimum rental payments under the terms of the non-cancelable operating leases as of December 31, 1999, are summarized below:

                             Years Ending
                             December 31,                          Amount
                             -----------------------------------------------
                                                               (In Thousands)
                               2000                                $ 6,846
                               2001                                  6,874
                               2002                                  6,426
                               2003                                  6,396
                               2004                                  6,143
                               Thereafter                           53,500
                             -----------------------------------------------
                                                                   $86,185
                             ===============================================

Outstanding Commitments

We had outstanding commitments as follows:

                                                                    At December 31,
                                                              -----------------------
(In Thousands)                                                  1999          1998
-------------------------------------------------------------------------------------

  Mortgage loans - commitments to extend credit               $352,267      $563,818
  Commitments to purchase mortgage loans                        24,162        75,481
  Home equity loans - unused lines of credit                    74,175        58,729
  Consumer and commercial loans - unused lines of credit        95,028        95,086
  Commitments to sell loans                                     18,011       229,598
  Commitments to purchase securities                              --         785,720

We use the same credit policies and underwriting standards in making loan commitments and extending lines of credit (off balance sheet financial instruments) as we do for on balance sheet financial instruments. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis.

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans sold in past years. The principal balance of loans sold with recourse amounted to $917.4 million at December 31, 1999 and $1.07 billion at December 31, 1998. Although we do not believe that our recourse obligations subject us to risk of material loss in the future, we have established recourse reserves totaling $1.1 million at December 31, 1999 and $1.2 million at December 31, 1998.

We have two collateralized repurchase obligations due to the sale of certain long-term fixed-rate municipal revenue bonds and FHA project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $57.1 million at December 31, 1999 and $58.5 million at December 31, 1998. Various securities have been pledged as collateral.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Litigation

Certain claims, suits, complaints and investigations arising in the ordinary course of business, have been filed or are pending. In our opinion, after consultation with legal counsel, our financial position, operating results and liquidity will not be materially affected by the outcome of such legal proceedings.

(13) INCOME TAXES

We file a consolidated federal income tax return on a calendar-year basis. Prior to the enactment of the Small Business Job Protection Act of 1996, or the 1996 Act, thrift institutions such as Astoria Federal, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted, for federal income tax purposes, to establish tax reserves for bad debts. Such thrift institutions were also permitted to make annual additions to the reserve, to be deducted in arriving at its taxable income within specified limitations. Similar deductions for additions to Astoria Federal's bad debt reserve were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax regulations.

Under the 1996 Act, Astoria Federal is unable to make additions to the tax bad debt reserve, but is permitted to deduct bad debts as they occur. Additionally, the 1996 Act required institutions to recapture over a six-year period, beginning with Astoria Federal's taxable year commencing January 1, 1996, the excess, if any, of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years, beginning January 1, 1996, in which Astoria Federal originates a minimum amount of certain residential loans during such years that are not less than the average of the principal amounts of such loans made by Astoria Federal during its six taxable years preceding January 1, 1996. Astoria Federal's tax bad debt reserves at December 31, 1995 exceeded its December 31, 1987 reserves. The remaining balance at December 31, 1999, to be recaptured into taxable income is $1.5 million.

In response to the federal legislation, the New York State and New York City tax laws have been amended to prevent a similar recapture of Astoria Federal's bad debt reserve. The amendment permitted the continued future use of the bad debt reserve method for purposes of determining Astoria Federal's New York State and New York City tax liabilities, so long as Astoria Federal continues to satisfy certain New York State and New York City definitional tests.

Retained earnings at December 31, 1999 and 1998 included base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of earnings and profits, (2) redeems its stock, or (3) liquidates.

Income tax expense attributable to income before extraordinary item for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                                            Year Ended December 31,
                                                                -----------------------------------------
(In Thousands)                                                     1999            1998            1997
---------------------------------------------------------------------------------------------------------
Current
    Federal                                                     $ 120,980       $  56,011       $  36,592
    State and local                                                26,835          10,042           8,829
---------------------------------------------------------------------------------------------------------
                                                                  147,815          66,053          45,421
---------------------------------------------------------------------------------------------------------
Deferred
    Federal                                                        14,547          (2,342)         30,422
    State and local                                                 1,402          (1,886)          5,997
---------------------------------------------------------------------------------------------------------
                                                                   15,949          (4,228)         36,419
=========================================================================================================
Total income tax expense attributable to income
   before extraordinary item                                    $163,764          $61,825         $81,840
=========================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The total income tax expense differed from the amounts computed by applying the federal income tax rate to income before extraordinary item, for the years ended December 31, 1999, 1998 and 1997, as a result of the following:

                                                                       Year Ended December 31,
(In Thousands)                                                1999            1998            1997
----------------------------------------------------------------------------------------------------
Expected income tax expense at statutory federal rate      $ 139,799       $  41,128       $  69,903
State and local taxes, net of federal tax benefit             19,314           5,301           9,636
Amortization of goodwill                                       6,698           6,677           3,737
Acquisition costs                                               --             8,400            --
Non-deductible expense of ESOP                                 2,185           3,645           2,795
Tax exempt income                                             (1,063)         (1,090)         (2,099)
Reversal of deferred tax valuation allowance                  (1,477)           (592)           --
Other, net                                                    (1,692)         (1,644)         (2,132)
----------------------------------------------------------------------------------------------------
Total income tax expense attributable to income
before extraordinary item                                  $ 163,764       $  61,825       $  81,840
====================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                    At December 31,
                                                          ---------------------------------
(In Thousands)                                               1999                    1998
-------------------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforward                       $  32,606               $  40,226
    Allowances and tax reserves                              37,900                  44,938
    Deferred losses on securities sold                         --                     6,218
    Compensation and benefits                                19,911                  20,942
    Tax credits                                               3,129                   3,129
    Mark-to-market - IRC Section 475                          2,721                   2,782
    Unrealized loss on securities available-for-sale        261,451                  11,202
    Accrued acquisition related expenses                     11,620                  16,064
    Other                                                     3,224                   3,001
-------------------------------------------------------------------------------------------
Total gross deferred tax assets                             372,562                 148,502
Valuation allowance                                          (9,537)                (11,014)
-------------------------------------------------------------------------------------------
Deferred tax assets                                         363,025                 137,488
-------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Book premiums in excess of tax                           (7,786)                 (7,707)
    Mortgage loans                                           (7,833)                 (6,023)
    Premises and equipment                                  (11,705)                (11,343)
    Basis difference in home equity investment               (1,468)                 (1,500)
    Mortgage servicing rights                                (6,306)                 (6,742)
    Other                                                    (1,660)                 (2,570)
-------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                        (36,758)                (35,885)
===========================================================================================
Net deferred tax assets                                    $326,267                $101,603
===========================================================================================

The valuation allowance for deferred tax assets of $9.5 million at December 31, 1999 relates primarily to the portion of the tax reserves which may not be realized for New York State and New York City tax purposes, as they do not provide for net operating loss carryforwards or carrybacks. At December 31, 1999, we had alternative minimum tax credit carryforwards for federal tax purposes of approximately $3.1 million. Federal income tax net operating loss carryforwards of approximately $93.2 million will expire in the year 2012.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(14) EARNINGS PER COMMON SHARE

The following table is a reconciliation of basic and diluted EPS:

                                                       Year Ended December 31,
                                               1999                              1998
------------------------------------------------------------------------------------------------------
(In Thousands,                                Average    Per-share              Average     Per-share
Except Share Data)                Income      Shares      Amount     Income     Shares       Amount
------------------------------------------------------------------------------------------------------
Income before extra-
   ordinary item  (1)            $235,670                            $55,685
Less: preferred stock
   dividends                        6,000                              6,000
                                 --------                            -------
Basic EPS:
Income available to
   common stockholders            229,670   51,351,355     $4.47      49,685   50,801,598     $0.98
                                                           =====                              =====
Effect of dilutive securities:
   Options                                   1,155,607                          2,084,593
                                            ----------                         ----------
Diluted EPS:
Income available to common
   stockholders plus assumed
   conversions                   $229,670   52,506,962     $4.37     $49,685   52,886,191      $0.94
                                 ========   ==========     =====     =======   ==========      =====

                                       Year Ended December 31,
                                               1997
                                 ---------------------------------
(In Thousands,                                Average    Per-share
Except Share Data)                Income      Shares      Amount
------------------------------------------------------------------
Income before extra-
   ordinary item  (1)            $117,884
Less: preferred stock
   dividends                        1,500
                                 --------
Basic EPS:
Income available to
   common stockholders            116,384   46,362,179   $2.51
                                                         =====
Effect of dilutive securities:
   Options                                   2,403,519
                                            ----------
Diluted EPS:
Income available to common
   stockholders plus assumed
   conversions                   $116,384   48,765,698   $2.39
                                 ========   ==========   =====


(1) Extraordinary item applies to the year ended December 31, 1998 only.


   (15) COMPREHENSIVE INCOME

The components of comprehensive income, other than net income, are as follows:


                                                        Year Ended December 31, 1999
                                                 -----------------------------------------
                                                 Before-Tax         Tax         Net-of-Tax
(In Thousands)                                     Amount         Benefit         Amount
------------------------------------------------------------------------------------------
Unrealized losses arising during period          $(578,921)      $ 249,709      $(329,212)
Less: reclassification adjustment for gains
      included in net income                          (739)            319           (420)
                                                 ---------       ---------      ---------
Net unrealized losses on securities              $(579,660)      $ 250,028      $(329,632)
                                                 =========       =========      =========



                                                        Year Ended December 31, 1998
                                                  -----------------------------------------
                                                  Before-Tax         Tax         Net-of-Tax
(In Thousands)                                      Amount         Benefit         Amount
-------------------------------------------------------------------------------------------
Unrealized losses arising during period           $(50,640)       $ 21,916       $(28,724)
Less: reclassification adjustment for gains
       included in net income                      (10,976)          4,772         (6,204)
                                                  --------        --------       --------
Net unrealized losses on securities               $(61,616)       $ 26,688       $(34,928)
                                                  ========        ========       ========



                                                        Year Ended December 31, 1997
                                                 -----------------------------------------
                                                 Before-Tax     Tax (Expense)   Net-of-Tax
(In Thousands)                                     Amount          Benefit        Amount
------------------------------------------------------------------------------------------
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
                                                  ========        ========       ========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(16) BENEFIT PLANS

Pension Plans and Other Postretirement Benefits

The following tables set forth the changes in our defined benefit pension plans' and postretirement plans' accumulated benefit obligations, fair values of plan assets and funded status as of December 31, 1999 and 1998:

                                                                                       AT DECEMBER 31,
                                                           ---------------------------------------------------------------------
                                                                                                       OTHER POSTRETIREMENT
                                                                  PENSION BENEFITS                            BENEFITS
                                                           -----------------------------           -----------------------------
(IN THOUSANDS)                                                1999                1998               1999                 1998
--------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year                 $ 130,130           $  83,612           $  18,585           $   8,783
          Service cost                                         2,033               2,669                 204                 434
          Interest cost                                        8,456               7,722                 884               1,094
          Amendments                                             539                --                  --                  --
          Actuarial (gain) loss                              (14,205)             10,179              (5,985)             (1,010)
          The Greater Acquisition                               --                27,654                --                 6,971
          Curtailments                                          --                   706                --                 1,577
          Special termination benefits                          --                 4,903                --                 1,994
          Benefits paid                                       (8,276)             (7,315)             (1,252)             (1,258)
                                                           ---------           ---------           ---------           ---------
   Benefit obligation at end of year                       $ 118,677           $ 130,130           $  12,436           $  18,585
                                                           =========           =========           =========           =========


CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year          $ 160,683           $  97,227           $    --             $    --
          Actual return on plan assets                        22,480              20,505                --                  --
          The Greater Acquisition                               --                48,401                --                  --
          Employer contribution                                  349               1,865               1,252               1,258
          Benefits paid                                       (8,276)             (7,315)             (1,252)             (1,258)
                                                           ---------           ---------           ---------           ---------
   Fair value of plan assets at end of year                $ 175,236           $ 160,683           $    --             $    --
                                                           =========           =========           =========           =========

Funded status                                              $  56,558           $  30,553           $ (12,436)          $ (18,585)
Unrecognized net actuarial gain                              (39,387)            (13,995)             (8,370)             (2,148)
Unrecognized prior service benefit (cost)                        433              (1,670)                328                  55
Unrecognized transition asset                                   (451)               (555)               --                  --
                                                           ---------           ---------           ---------           ---------
Net amount recognized                                      $  17,153           $  14,333           $ (20,478)          $ (20,678)
                                                           =========           =========           =========           =========

Amounts recognized in the consolidated
   statements of financial condition consist of:
Prepaid benefit cost                                       $  28,651           $  25,879           $    --             $    --
Accrued benefit liability                                    (11,521)            (11,622)            (20,478)            (20,678)
Intangible asset                                                  23                  76                --                  --
                                                           ---------           ---------           ---------           ---------
Net amount recognized                                      $  17,153           $  14,333           $ (20,478)          $ (20,678)
                                                           =========           =========           =========           =========



                                                                        EXPECTED RETURN              RATE OF
                                                 DISCOUNT RATE           ON PLAN ASSETS        COMPENSATION INCREASE
WEIGHTED-AVERAGE ASSUMPTIONS                    ----------------       ------------------      ---------------------
     ON PENSION BENEFIT PLANS:                  1999        1998       1999          1998       1999          1998
                                                ----        ----       ----          ----       ----          ----
Astoria Federal Pension Plan                    7.75%       6.75%      8.00%         8.00%      5.00%         5.00%
Astoria Federal Excess Benefit and
      Supplemental Benefit Plans                6.00        6.00       N/A           N/A        8.00          8.00
Astoria Federal Directors' Retirement Plan      6.00        6.00       N/A           N/A        4.00          4.00
The Greater Directors' Retirement Plan          6.00        6.00       N/A           N/A        N/A           N/A
The Retirement Plan of LIB                       --         6.50        --           8.00       --            5.50
LIB Directors' Retirement Plan                  6.00        6.00       N/A           N/A        N/A           N/A

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                        DISCOUNT RATE
                                                     --------------------
WEIGHTED-AVERAGE ASSUMPTIONS ON                      1999           1998
      OTHER POSTRETIREMENT BENEFIT PLANS:            ----           ----
Astoria Federal Retiree Health Care Plan             7.75%          6.75%
LIB Postretirement Benefit Plan                        --           6.50

For measurement purposes for the Astoria Federal Retiree Health Care Plan, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997. The rate was assumed to decrease gradually to 6% for 2002 and remain at that level thereafter. For measurement purposes for the LIB Postretirement Benefit Plan, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997. The rate was assumed to decrease gradually to 4.5% for 2009 and remain at that level thereafter.

The components of net periodic (benefit) costs are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                                                         OTHER POSTRETIREMENT
                                                        PENSION BENEFITS                        BENEFITS
                                               --------------------------------    --------------------------------
(IN THOUSANDS)                                    1999        1998        1997        1999        1998       1997
-------------------------------------------------------------------------------------------------------------------
Service cost                                   $  2,033    $  2,669    $  1,998    $    204    $    434    $    311
Interest cost                                     8,456       7,722       5,410         884       1,094         535
Expected return on plan assets                  (12,570)    (11,400)     (6,620)       --          --          --
Amortization of prior service (cost) benefit       (525)       (691)       (717)         40          10          10
Recognized net actuarial gain                       (66)       (774)       (372)       (453)       (171)       (307)
Amortization of transition asset                   (104)       (104)       (412)       --          --          --
                                               --------    --------    --------    --------    --------    --------
Net periodic (benefit) cost                      (2,776)     (2,578)       (713)        675       1,367         549
                                               --------    --------    --------    --------    --------    --------
Curtailment gain                                   --        (1,875)       --          --          (136)       --
Special termination benefit cost                   --         4,903        --          --         1,994        --
                                               --------    --------    --------    --------    --------    --------
Total (benefit) cost                           $ (2,776)   $    450    $   (713)   $    675    $  3,225    $    549
                                               ========    ========    ========    ========    ========    ========


The Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors' Retirement Plan, The Greater Directors' Retirement Plan and the LIB Directors' Retirement Plan are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans as of December 31, 1999 and December 31, 1998 were:

                                                         At December 31,
                                                 ------------------------------
(In Thousands)                                     1999                   1998
-------------------------------------------------------------------------------
Projected benefit obligation                    $ 13,255               $ 11,532
Accumulated benefit obligation                     9,197                  8,964


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                    One Percentage                One Percentage
(In Thousands)                                                      Point Increase                Point Decrease
----------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components                   $   58                        $   (48)
Effect on the postretirement benefit obligation                           486                           (425)

Incentive Savings Plan

Astoria Federal maintains a 401(K) incentive savings plan which provides for contributions to trust funds by both Astoria Federal and its participating employees. Under the plan, participants may contribute up to 10% of their pre-tax base salary, not to exceed $10,000 for the calendar year ending December 31, 1999. Matching contributions, if any, will be made at the discretion of Astoria Federal. No such contributions were made for 1999, 1998 and 1997. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

During 1993, an employer stock fund was established as an investment alternative for participants in connection with

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the conversion of Astoria Federal to stock form of ownership. As of December 31, 1999, the fund held 292,349 shares of our common stock valued at $30.44 per share on behalf of participants. As of December 31, 1998, the fund held 297,941 shares of our common stock valued at $45.75 per share on behalf of participants. Shares held by the fund are voted by the fund trustee as directed by the participants for whose accounts the shares are held.

Pursuant to the LIB Acquisition, we assumed sponsorship of the 401(K) plan for former LIB employees. New enrollment in this participant-directed, individual account plan was frozen after the close of business on September 30, 1998, as a result of the LIB Acquisition. The LIB 401(K) plan held shares of our common stock on behalf of participants totaling 211,480 at December 31, 1999 and 292,446 at December 31, 1998. Shares held on behalf of participants are voted by the plan trustee as directed by the participants for whose accounts the shares are held.

Employee Stock Ownership Plans and Trusts

Astoria Federal established an Employee Stock Ownership Plan, or AFS ESOP, for its eligible employees. To fund the purchase of 2,642,354 shares of our common stock issued in the conversion, the AFS ESOP borrowed funds from us. The loan to the AFS ESOP is being repaid principally from Astoria Federal's contributions to the AFS ESOP over a period of 12 years and the collateral for the loan is our common stock purchased by the AFS ESOP. Astoria Federal's contributions are reduced by any investment earnings realized and any dividends paid on unallocated shares. Prior to June 1, 1998, dividends on allocated shares were used to make voluntary prepayments of additional principal, resulting in the allocation of additional shares to participants' accounts. Effective June 1, 1998, dividends paid on allocated shares are no longer being utilized to make additional loan principal payments. During the year ended December 31, 1998, a total of $172,000 in dividends were paid on allocated shares, which increased total shares allocated in that year. Dividends paid on unallocated shares which reduced Astoria Federal's contribution to the AFS ESOP, totaled $1.5 million for the year ended December 31, 1999 and $1.4 million for the year ended December 31, 1998. The AFS ESOP loan has an interest rate of 6.00% and an outstanding balance of $18.6 million at December 31, 1999 and $21.3 million at December 31, 1998.

Shares purchased by the AFS ESOP are held by a trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments. Shares allocated to participants totaled 220,895 for the year ended December 31, 1999, 230,514 for the year ended December 31, 1998 and 240,086 for the year ended December 31, 1997. As of December 31, 1999, 1,269,162 shares remain unallocated.

Pursuant to the LIB Acquisition, we also maintain an Employee Stock Ownership Plan for former employees of LIB, or the LIB ESOP. In 1994, the LIB ESOP borrowed $23.8 million from LIB and used the funds to purchase 2,070,000 shares of the then LIB Common Stock. All unallocated and allocated shares from the LIB ESOP were converted to shares of our common stock at the exchange ratio of 1.15. The loan has a scheduled maturity date of 15 years from its origination date and has an amortization schedule that is tied to the aggregate payroll for its covered employees. The LIB Acquisition has been treated as a partial termination of this plan and, therefore, all terminated participants have vested in their accounts. The trustee for the LIB ESOP must vote all allocated shares held in the LIB ESOP trust in accordance with the instructions of the participants. Unallocated shares held by the LIB ESOP trust are voted by the trustee in a manner calculated to most accurately reflect the results of the allocated LIB ESOP shares voted, subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended. Dividends paid on unallocated shares totaled $1.7 million for the year ended December 31, 1999 and $1.1 million for the year ended December 31, 1998. As of December 31, 1999 and 1998, the LIB ESOP loan had an outstanding balance of $19.7 million and an interest rate of 6.15%. Shares allocated to participants totaled 17,692 for the year ended December 31, 1999, 53,651 for the year ended December 31, 1998 and 70,895 for the year ended December 31, 1997. As of December 31, 1999, 1,728,341 shares remain unallocated.

In accordance with SOP 93-6, we recorded compensation expense relating to the ESOPs of $9.8 million for the year ended December 31, 1999, $13.6 million for the year ended December 31, 1998 and $13.4 million for the year ended December 31, 1997, which was equal to the shares allocated by the ESOPs multiplied by the average estimated fair value of our common stock during the year of allocation. The average quoted price of a share of our common stock was $40.75 for the year ended December 31, 1999, $50.30 for the year ended December 31, 1998 and $45.76 for the year ended December 31, 1997.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(17) STOCK AND STOCK OPTION PLANS

In 1999, we adopted the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, or the 1999 Employee Option Plan, and the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors' Option Plan. As a result of the adoption of these option plans, all previous employee and director option plans were frozen and no further option grants will be made pursuant to those plans. The number of shares reserved for issuance under the 1999 Employee Option Plan was 2,500,000 and the number of shares reserved for issuance under the 1999 Directors' Option Plan was 175,000. In the aggregate at December 31, 1999, we had six stock option plans under which 3,834,615 options are outstanding and 2,829,043 are exercisable by directors, officers, key employees and former directors and officers of Fidelity, The Greater and LIB.

Under all plans, the exercise price of each option granted was equal to the market price of our common stock on the grant date. Under the Employee Option Plans, all options granted immediately vest and are exercisable in the event the optionee terminates his/her employment due to death, disability, retirement or in the event we experience a change of control as defined in such plans. Under the Directors' Option Plans, all options granted are exercisable immediately on their grant date, except options granted under the 1993 Stock Option Plan for Outside Directors, which vested over three years. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change of control, as defined by the plans.

Upon consummation of the acquisitions of Fidelity, The Greater and LIB, we converted options previously granted to certain executive officers of those institutions. Options converted for these three acquisitions totaled 2,127,205 and became 100% exercisable upon the consummation of the acquisition. Also, pursuant to each of these three merger agreements, we granted their former Boards of Directors options to acquire 112,000 shares of our common stock at the then current market prices. For all options granted to these former Boards of Directors, the maximum term of the options granted is ten years and the options were immediately exercisable at the grant date.

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB No. 25, and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had compensation cost for these stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS No. 123, our net income and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                   Year Ended December 31,
                                         ----------------------------------------
(In Thousands, Except Per Share Data)        1999           1998           1997
---------------------------------------------------------------------------------
Net income:
     As reported                         $  235,670      $  45,048     $  117,884
     Pro forma                           $  234,103      $  38,019     $  111,543

Basic earnings per common share:
     As reported                         $     4.47      $    0.77     $     2.51
     Pro forma                           $     4.44      $    0.63     $     2.37

Diluted earnings per common share:
     As reported                         $     4.37      $    0.74     $     2.39
     Pro forma                           $     4.34      $    0.61     $     2.26

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Activity in our option plans is summarized as follows:


                                                                          Year Ended December 31,
                                            --------------------------------------------------------------------------------
                                                      1999                          1998                       1997
                                            --------------------------------------------------------------------------------
                                                          Weighted                      Weighted                   Weighted
                                                           Average                       Average                    Average
                                                          Exercise                      Exercise                   Exercise
                                              Shares        Price           Shares        Price        Shares         Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:            4,640,737    $  20.70         5,305,763    $  16.08      5,145,154    $  12.72
Granted                                        585,700       30.67           515,648       45.20        713,386       35.17
Canceled                                       (49,014)     (44.28)          (19,805)     (19.24)       (92,622)     (12.81)
Exercised                                   (1,342,808)     (12.80)       (1,287,685)     (13.26)      (460,155)     (11.92)
Adjustment to conform fiscal year
   of Long Island Bancorp, Inc. to
   Astoria Financial Corporation                  --                         126,816       38.37           --          --
                                             ---------                     ---------                  ---------
Outstanding at end of year                   3,834,615    $  24.69         4,640,737    $  20.70      5,305,763    $  16.08
                                             =========                     =========                  =========
Options exercisable at end of year           2,829,043                     3,726,720                  2,768,885


Options to purchase 2,113,300 shares at December 31, 1999, 109,248 shares at December 31, 1998, and 691,907 shares at December 31, 1997 were available for future grants under the Employee Option Plans.

The following table summarizes information about our stock options outstanding at December 31, 1999:

                                          Options Outstanding                       Options Exercisable
                            -------------------------------------------------    ----------------------------
                              Number           Weighted          Weighted          Number        Weighted
                            of Options     Average Remaining      Average        of Options       Average
Exercise Prices             at 12/31/99    Contractual Life    Exercise Price    at 12/31/99   Exercise Price
-------------------------------------------------------------------------------------------------------------
$ 3.06 to $10.00               887,104        4.11 years          $   9.55          887,104      $   9.55
 12.50 to  23.81             1,246,819        4.39 years             14.45        1,194,547         14.22
 26.13 to  36.00               818,250        9.01 years             30.90          256,550         33.15
 36.75 to  59.75               882,442        8.41 years             48.60          490,842         51.48
                             ---------                                            ---------
  3.06 to  59.75             3,834,615        6.24 years          $  24.69        2,829,043      $  20.93
                             =========                                            =========


The fair value of the option grants, excluding options from LIB for the year ended December 31, 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                           For the Year Ended December 31,
                                       ----------------------------------------
                                         1999           1998           1997
                                         ----           ----           ----
Dividend yield                           3.00%          1.25%          1.25%
Expected stock price volatility         24.91          24.35          18.80
Risk-free interest rates based
   upon equivalent-term U.S.
   Treasury rates                        6.60           4.75           5.98
Expected option lives                  5.96 year      5.78 year      4.97 years


The fair value of LIB's stock options for the year ended December 31, 1997 was estimated on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: dividend yield of 1.35%; expected stock price volatility of 24.07%; risk free interest rate of 6.04% and an expected option life of 6.90 years.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table summarizes the weighted average fair value of the stock options granted:

                                                        Year Ended December 31,
                         --------------------------------------------------------------------------------------
                                  1999                            1998                          1997
                         --------------------------------------------------------------------------------------
                                        Weighted                       Weighted                       Weighted
                         Options         Average        Options         Average        Options         Average
                         Granted       Fair Value       Granted       Fair Value       Granted       Fair Value
                         -------       ----------       -------       ----------       -------       ----------
Employees                561,700                        437,691                        413,589
Outside directors         24,000                         37,957                         25,957
Other                          -                         40,000                        273,840
                         -------                        -------                        -------
                         585,700          $8.01         515,648         $15.06         713,386        $23.10
                         =======          =====         =======         ======         =======        ======


The weighted-average fair value of options was calculated using the above assumptions, based on our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and therefore cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets.

Recognition and Retention Plans

Astoria Federal established the RRPs as a method of providing our officers, employees and non-employee directors with a proprietary interest in us in a manner designed to encourage such persons to remain with us. Astoria Federal contributed funds to the RRPs to enable the trusts to acquire 1,322,500 shares of our common stock in the conversion and in open market transactions following the conversion. This contribution represents deferred compensation which is initially recorded as a reduction of stockholders' equity and ratably charged to compensation expense over the vesting period of the actual stock awards. The RRPs acquired the shares at an average price of $14.44 per share. During 1993, all of the shares were awarded under the RRP for Officers and Employees (1,035,042 shares), while 267,106 shares of the 287,458 shares available under the RRP for Outside Directors were awarded. In 1995, 10,176 additional shares were awarded under the terms of the RRP for Outside Directors. In 1996, we amended the RRP for Outside Directors so that no future awards would be made and the RRP Trustee sold, in the open market, the remaining 10,176 of unallocated shares in such plan. Prior to January 1, 1996, a total of 25,946 shares were forfeited under the RRP for Officers and Employees. 10,000 additional shares were awarded in 1998 and 15,000 additional shares were awarded in 1997 under the terms of the RRP for Officers and Employees. As of December 31, 1999, 946 shares remain unallocated under the RRP for Officers and Employees.

RRP distributions to outside directors were completed during the year ended December 31, 1998 and totaled 3,392 shares. 79,712 shares were distributed for the year ended December 31, 1997. Initial awards to executive officers vested in five equal annual installments commencing January 1995. Distributions to executive officers totaled 133,892 shares during the year ended December 31, 1999, 128,894 shares during the year ended December 31, 1998 and 123,894 shares during the year ended December 31, 1997. Initial awards to other officers and employees vest in three equal annual installments commencing January 1997. Distributions to other officers and employees totaled 129,906 shares during the year ended December 31, 1999, 129,896 shares during the year ended December 31, 1998 and 129,834 shares during the year ended December 31, 1997. LIB had also maintained similar RRPs which enabled its plans to acquire 776,250 shares of LIB Common Stock at their then average price of $11.50 per share. Pursuant to the LIB Acquisition, 91,763 shares of LIB Common Stock representing unallocated RRPs were canceled. We recorded compensation expense relating to the RRPs of $145,000 for the year ended December 31, 1999, $4.6 million for the year ended December 31, 1998 and $5.5 million for the year ended December 31, 1997.

(18) REGULATORY MATTERS

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 1999, Astoria Federal was in compliance with all regulatory capital requirements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table sets forth the regulatory capital calculations for Astoria
Federal:

                                                                At December 31, 1999
                                  ----------------------------------------------------------------------------------
                                    Capital                     Actual                       Excess
(Dollars in Thousands)            Requirement        %         Capital             %         Capital            %
--------------------------------------------------------------------------------------------------------------------
Tangible                          $  345,110        1.5%      $1,376,195          5.98%     $1,031,085         4.48%
Leverage                             920,293        4.0        1,376,195          5.98         455,902         1.98
Risk-based                           757,977        8.0        1,452,773         15.33         694,796         7.33


                                                                At December 31, 1998
                                  ----------------------------------------------------------------------------------
                                    Capital                     Actual                       Excess
(Dollars in Thousands)            Requirement        %         Capital             %         Capital            %
--------------------------------------------------------------------------------------------------------------------
Tangible                          $  303,854        1.5%      $1,080,837          5.34%     $  776,983         3.84%
Leverage                             607,709        3.0        1,080,837          5.34         473,128         2.34
Risk-based                           683,458        8.0        1,155,836         13.53         472,378         5.53


Effective April 1, 1999, the OTS and the federal banking regulators amended their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System is 3% and that the minimum leverage capital ratio for any other depository institution is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

Astoria Federal's Tier 1 risked-based capital ratio was 14.52% at December 31, 1999 and 12.65% at December 31, 1998.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which the FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The rules adopted generally provide that an insured institution whose total risk- based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC shall be considered a "well capitalized" institution. As of December 31, 1999 and 1998, Astoria Federal was a "well capitalized" institution.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," or SFAS No. 107, requires disclosure of estimated fair value information for our financial instruments. Fair values are most commonly derived from quoted market prices available in formal trading marketplaces. In many cases, our financial instruments are not bought or sold in formal trading marketplaces. Accordingly, in cases where quoted market prices are not available, fair values are derived or estimated based on a variety of valuation techniques. These techniques are sensitive to the various assumptions and estimates used and the resulting fair value estimates may be materially affected by minor variations in those assumptions or estimates. In that regard, it is likely that we would realize amounts different from the fair value estimates in an immediate settlement of our financial instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value.

The following table summarizes the carrying values and estimated fair values of our on and off balance sheet financial instruments at December 31, 1999 and 1998:

                                                                                 At December 31,
                                                   -------------------------------------------------------------------------
                                                                  1999                                    1998
                                                   -------------------------------------------------------------------------
                                                      Carrying           Estimated             Carrying          Estimated
(In Thousands)                                         Amount            Fair Value             Amount           Fair Value
----------------------------------------------------------------------------------------------------------------------------
ON BALANCE SHEET:
Financial assets:
  Federal funds sold and
    repurchase agreements                          $    335,653        $    335,653         $    266,437        $    266,437
  Securities available-for-sale                       8,862,749           8,862,749            8,196,444           8,196,444
  Securities held-to-maturity                         1,899,957           1,843,607            2,108,811           2,123,440
  Federal Home Loan Bank of New York stock              265,250             265,250              210,250             210,250
  Loans held-for-sale                                    11,376              11,377              212,909             213,316
  Loans receivable, net                              10,212,496          10,060,285            8,739,319           8,917,560
  Mortgage servicing rights                              48,369              65,818               50,237              63,140
Financial Liabilities:
  Deposits                                            9,554,534           9,545,704            9,668,286           9,697,799
  Borrowed funds                                     11,401,521          11,233,668            9,022,797           9,047,953
OFF BALANCE SHEET:
  Outstanding commitments to originate
     or purchase loans                                  376,429             376,429              639,299             639,299
 Outstanding commitments to sell loans                   18,011              18,011              229,598             229,598
 Outstanding commitments to purchase
     investment securities                                 --                  --                785,720             785,720
  Commitment to fund unused lines of credit             169,203             169,203              153,815             153,815
 Interest rate swaps (a)                                   --               (14,017)                --                 7,125
 Interest rate caps and floors (a)                           19                  19                  147                 769

(a) See Note 11


Methods and assumptions used to estimate fair values are stated below:

Federal Funds Sold and Repurchase Agreements

The carrying amounts of federal funds sold and repurchase agreements approximate fair values since all mature in six months or less.

Securities Available-for-Sale and Held-to-Maturity

Fair values for all securities are based on published or securities dealers' market values.

Federal Home Loan Bank of New York Stock

The carrying amount of FHLB-NY stock equals cost. The fair value of FHLB-NY stock approximates the carrying amount.

Loans Held-for-Sale

The fair value of loans held-for-sale was determined by outstanding investor commitments, or in the absence of such commitments, current investor yield requirements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Loans Receivable, Net

Fair values are calculated by discounting the expected future cash flows of pools of loans with similar characteristics. The loans are first segregated by type, such as one-to-four family residential, other residential, commercial and consumer and other, and then further segregated into fixed and adjustable rate and seasoned and nonseasoned categories. Expected future cash flows are then projected based on contractual cash flows, adjusted for prepayments. Prepayment estimates are based on a variety of factors including our experience with respect to each loan category, the effect of current economic and lending conditions and regional statistics for each loan category, if available. The discount rates used are based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term.

As mentioned previously, this technique of estimating fair value is extremely sensitive to the assumptions and estimates used. While we have attempted to use assumptions and estimates which are the most reflective of the loan portfolio and the current market, a greater degree of subjectivity is inherent in these values than those determined in formal trading marketplaces. As such, readers are again cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

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

The fair values of certificates of deposit are based on discounted contractual cash flows using rates which approximate the rates we offer for deposits of similar remaining maturities.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(20) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 1999 and 1998 and condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997, for us (parent company only) reflect our investments in our wholly-owned subsidiaries, Astoria Federal and Astoria Capital Trust I, using the equity method of accounting:


ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                At December 31,
                                                         ----------------------------
(In Thousands)                                              1999               1998
-------------------------------------------------------------------------------------
Assets:
    Cash                                                 $    3,990        $      645
    Federal funds sold and repurchase agreements             35,653            66,437
    Mortgage-backed securities available-for-sale              --               4,207
    Other securities available-for-sale                         620               647
    ESOP loan receivable                                     38,334            40,980
    Accrued interest receivable                                  28                49
    Amounts due from subsidiaries                              --                 629
    Deferred tax asset                                          224               215
    Other assets                                              6,054             3,169
    Investment in Astoria Federal                         1,281,518         1,348,829
    Investment in Astoria Capital Trust I                     3,932              --
-------------------------------------------------------------------------------------
Total assets                                             $1,370,353        $1,465,807
=====================================================================================
Liabilities and stockholders' equity:
    Other borrowings                                     $   39,620        $     --
    Other liabilities                                         1,612             1,423
    Dividends payable                                         2,000             2,000
    Amounts due to subsidiaries                               1,343              --
    Junior subordinated debentures                          128,866              --
    Stockholders' equity                                  1,196,912         1,462,384
-------------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $1,370,353        $1,465,807
=====================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                                -----------------------------------------
(In Thousands)                                                     1999            1998             1997
---------------------------------------------------------------------------------------------------------
Interest Income:
  Mortgage-backed and other securities                          $  2,000        $  4,560         $  5,141
  ESOP loan receivable                                             2,508           2,661            2,834
---------------------------------------------------------------------------------------------------------
Total interest income                                              4,508           7,221            7,975
Interest expense on borrowed funds                                   107             131              108
---------------------------------------------------------------------------------------------------------
Net interest income                                                4,401           7,090            7,867
---------------------------------------------------------------------------------------------------------
Non-interest income                                                  846           3,879             --
Cash dividends from subsidiaries                                  44,000          50,000           65,562
---------------------------------------------------------------------------------------------------------
Non-interest expense:
  Acquisition costs and restructuring charges                       --            10,745             --
  Compensation and benefits                                        1,062           1,066            1,359
  Capital trust securities                                         2,235            --               --
  Other                                                            1,508           1,646            1,697
---------------------------------------------------------------------------------------------------------
Total non-interest expense                                         4,805          13,457            3,056
---------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed
    (overdistributed) earnings of subsidiaries                    44,442          47,512           70,373
Income tax expense (benefit)                                         301          (1,080)           1,960
---------------------------------------------------------------------------------------------------------
Income before equity in undistributed (overdistributed)
     earnings of subsidiaries                                     44,141          48,592           68,413
Equity in undistributed (overdistributed) earnings
    of subsidiaries (1)                                          191,529          (3,544)          49,471
---------------------------------------------------------------------------------------------------------
Net income                                                      $235,670        $ 45,048         $117,884
=========================================================================================================

(1) The equity in overdistributed earnings of subsidiaries for the year ended December 31, 1998 represents dividends paid to us in excess of subsidiaries' current year's earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                       ---------------------------------------------
(In Thousands)                                                            1999              1998              1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                        $ 235,670         $  45,048         $ 117,884
     Adjustments to reconcile net income to cash provided by
         operating activities:
         Equity in (undistributed) overdistributed earnings of
            subsidiaries                                                (191,529)            3,544           (49,471)
         Decrease in accrued interest receivable                              21               175               184
         Amortization of premium net of accretion of discount                 16                (8)             (641)
         Net gain on sales of securities                                    (846)           (3,848)             --
         (Decrease) increase in other assets, other liabilities
            and amounts due subsidiaries                                    (834)           (3,921)            3,992
--------------------------------------------------------------------------------------------------------------------
            Net cash provided by investing activities                     42,498            40,990            71,948
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Increase (decrease) in repurchase agreements                     30,784           (64,887)           (1,550)
         Purchases of securities available-for-sale                       (6,932)         (526,938)         (144,695)
         Proceeds from maturities and principal payments on
            securities available-for-sale                                  4,215           536,336           139,933
         Proceeds from sale of securities available-for-sale               7,779            66,606            25,000
         Investment in Astoria Federal                                   (41,250)             --                --
         Investment in Astoria Capital Trust I                            (3,866)             --                --
         Redemption of acquiree stock                                       --                --               4,560
         Principal payments on ESOP loan receivable                        2,646             2,735             2,660
--------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by investing activities            (6,624)           13,852            25,908
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         (Decrease) increase in reverse repurchase agreements               --             (12,765)           12,765
         Increase in other borrowings                                     39,600              --                --
         Issuance of junior subordinated debt                            128,866              --                --
         Repurchase of common stock                                     (159,367)          (16,633)          (85,735)
         Cash received for options exercised                              16,725            15,012             4,960
         Cash dividends paid to stockholders                             (58,353)          (42,754)          (27,287)
--------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                         (32,529)          (57,140)          (95,297)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       3,345            (2,298)            2,559
Adjustment to conform fiscal year of Long Island Bancorp, Inc.
   to Astoria Financial Corporation                                         --              (3,565)             --
Cash and cash equivalents at the beginning of the year                       645             6,508             3,949
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                       $   3,990         $     645         $   6,508
====================================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Q U A R T E R L Y  R E S U L T S  O F  O P E R A T I O N S   (Unaudited)

                                                                            Year Ended December 31, 1999
                                                           -----------------------------------------------------------------

                                                             First            Second             Third              Fourth
(In Thousands, Except Per Share Data)                       Quarter           Quarter           Quarter             Quarter
----------------------------------------------------------------------------------------------------------------------------
Interest income                                            $ 360,895         $ 377,213         $ 378,447           $ 378,724
Interest expense                                             225,100           240,423           245,210             244,598
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                          135,795           136,790           133,237             134,126
Provision for loan losses                                      1,061             1,032             1,026               1,000
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          134,734           135,758           132,211             133,126
Non-interest income                                           16,715            16,366            36,778              16,837
----------------------------------------------------------------------------------------------------------------------------
Total income                                                 151,449           152,124           168,989             149,963
----------------------------------------------------------------------------------------------------------------------------
General and administrative expense                            51,977            50,381            47,993              44,915
Real estate operations and provision
    for losses, net                                               (1)             (175)              116                (126)
Goodwill litigation                                            1,149             1,798             1,094               2,376
Capital trust securities                                        --                --                --                 2,169
Amortization of goodwill                                       4,906             4,843             4,843               4,833
----------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                              93,418            95,277           114,943              95,796
Income tax expense                                            39,964            39,555            47,995              36,250
----------------------------------------------------------------------------------------------------------------------------
Net income                                                 $  53,454         $  55,722         $  66,948           $  59,546
============================================================================================================================
Basic earnings per common share                            $    1.00         $    1.04         $    1.27           $    1.16
Diluted earnings per common share                          $    0.97         $    1.02         $    1.25           $    1.14


(1) Includes a $20.4 million net gain on the sale of banking offices.


                                                                             Year Ended December 31, 1998
                                                             -------------------------------------------------------------

                                                               First           Second            Third            Fourth
(In Thousands, Except Per Share Data)                         Quarter          Quarter          Quarter           Quarter
--------------------------------------------------------------------------------------------------------------------------
Interest income                                              $ 289,847        $ 299,121        $ 313,042         $ 322,438
Interest expense                                               179,622          188,457          200,772           206,614
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                            110,225          110,664          112,270           115,824
Provision for loan losses                                        1,800            1,814            5,166             6,600
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            108,425          108,850          107,104           109,224
Non-interest income                                             17,252           22,618            8,279            14,114
--------------------------------------------------------------------------------------------------------------------------
Total income                                                   125,677          131,468          115,383           123,338
--------------------------------------------------------------------------------------------------------------------------
General and administrative expense                              58,894           57,184           66,967            49,843
Real estate operations and provision for
     losses, net                                                   237              445             (646)             (155)
Goodwill litigation                                                116              583              421               545
Amortization of goodwill                                         4,885            4,962            4,962             4,945
Acquisition costs and restructuring charges                       --               --               --             124,168
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit) and
     extraordinary item                                         61,545           68,294           43,679           (56,008)
Income tax expense (benefit)                                    25,339           28,775           18,815           (11,104)
--------------------------------------------------------------------------------------------------------------------------
Income (loss)  before extraordinary item                        36,206           39,519           24,864           (44,904)
Extraordinary item, net of tax                                    --               --               --              10,637
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $  36,206        $  39,519        $  24,864         $ (55,541)
==========================================================================================================================

Basic earnings (loss) per common share:
     Income (loss) before extraordinary item                 $    0.69        $    0.75        $    0.46         $   (0.90)
     Extraordinary item, net of tax                               --               --               --               (0.21)
     Net earnings (loss) per common share                    $    0.69        $    0.75        $    0.46         $   (1.11)

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary item                 $    0.66        $    0.72        $    0.44         $   (0.90)
     Extraordinary item, net of tax                               --               --               --               (0.21)
     Net earnings (loss) per common share                    $    0.66        $    0.72        $    0.44         $   (1.11)

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                INDEX OF EXHIBITS


        EXHIBIT                  IDENTIFICATION OF EXHIBIT

         2.1 Agreement and Plan of Merger, dated as of July 12, 1994, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Fidelity New York F.S.B. (1)

         2.2 Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger, dated as of January 27, 1995, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and Fidelity New York F.S.B. (2)

         2.3 Agreement and Plan of Merger dated as of the 29th day of March, 1997, as amended, by and among Astoria Financial Corporation, Astoria Federal Savings and Loan Association and The Greater New York Savings Bank. (3)

         2.4 Agreement and Plan of Merger dated as of the 2nd day of April, 1998 by and between Astoria Financial Corporation and Long Island Bancorp, Inc., as amended. (4)

         3.1 Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998. (5)

         3.2      Bylaws of Astoria Financial Corporation. (6)

         4.1      Astoria Financial Corporation Specimen Stock Certificate. (7)

         4.2 Federal Stock Charter of Astoria Federal Savings and Loan Association. (8)

         4.3      Bylaws of Astoria Federal Savings and Loan Association. (9)

         4.4 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. (10)

         4.5 Rights Agreement between Astoria Financial Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. (10)

         4.6 Amendment No. 1 to Rights Agreement, dated as of April 2, 1998 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C. (4)

         4.7 Amendment No. 2 to Rights Agreement, dated as of September 15, 1999 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent (11)

         4.8      Form of Rights Certificate. (10)

        EXHIBIT                  IDENTIFICATION OF EXHIBIT


         4.9 Certificate of Designations, Preferences and Rights of 12% Noncumulative, Perpetual Preferred Stock, Series B. (3)

         4.10 Astoria Financial Corporation Specimen 12% Noncumulative, Perpetual Preferred Stock, Series B Certificate. (12)

         4.11 Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures (13)

         4.12     Form of Certificate of Junior Subordinated Debenture (13)

         4.13     Form of Certificate of Exchange Junior Subordinated Debenture
                  (13)

         4.14 Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999 (13)

         4.15 Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999 (13)

         4.16 Form of Certificate Evidencing Common Securities of Astoria Capital Trust I (13)

         4.17 Form of Exchange Capital Security Certificate for Astoria Capital Trust I (13)

         4.18 Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999 (13)

         4.19 Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation (13)

         4.20     Form of Capital Security Certificate of Astoria Capital Trust
                  I (13)

         4.21 Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (14)

         10.1 Astoria Federal Savings and Loan Association Employee Stock Ownership Trust Loan and Security Agreement. (6)

         10.2 Amendment to Astoria Federal Savings and Loan Association Employee Stock Ownership Trust Loan and Security Agreement, Promissory Note, and Security Agreement Re Instruments of Negotiable Documents to be Deposited. (6)

         10.3 Loan Agreement among Long Island Bancorp, Inc., The Long Island Savings Bank, FSB and United States Trust Company of New York, solely as trustee of The LISB Employee Stock Ownership Plan. (6)

        EXHIBIT                  IDENTIFICATION OF EXHIBIT

         10.4 Amendment No. 1 to Loan Agreement among Long Island Bancorp, Inc., The Long Island Savings Bank, FSB and United States Trust Company of New York, solely as trustee of The LISB Employee Stock Ownership Plan. (6)


         10.5 Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors' Retirement Plan, as amended and restated effective February 21, 1996. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (15)

         10.6 The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as amended. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (6)

         10.7 Astoria Financial Corporation Death Benefit Plan for Outside Directors - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (15)

         10.8 Deferred Compensation Plan for Directors of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (15)

         10.9 Astoria Financial Corporation 1993 Incentive Stock Option Plan, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

         10.10 Astoria Financial Corporation 1993 Stock Option Plan For Outside Directors, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

         10.11 1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

         10.12 1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

        EXHIBIT                  IDENTIFICATION OF EXHIBIT

         10.13 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

         10.14 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

         10.15 Astoria Federal Savings and Loan Association Recognition and Retention Plan for Outside Directors as amended March 1, 1996
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (15)

         10.16 Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (6)

         10.17 Astoria Financial Corporation Executive Officer Annual Incentive Plan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

         10.18 Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.19 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.20 Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.21 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

        EXHIBIT                  IDENTIFICATION OF EXHIBIT

         10.22    Astoria Financial Corporation Employment Agreement with John
                  J. Conefry, Jr. - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of the report. (6)

         10.23 Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.24 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.25 Astoria Financial Corporation Amended and Restated Employment Agreement with Thomas W. Drennan, dated as of January 1, 2000
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.26 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Thomas W. Drennan, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.27 Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.28 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.29 Astoria Financial Corporation Amended and Restated Employment Agreement with William K. Sheerin, dated as of January 1, 2000
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.30 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with William K. Sheerin, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

        EXHIBIT                  IDENTIFICATION OF EXHIBIT

         10.31 Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.32 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.33 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.34 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. Destefano - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.35 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Frank E. Fusco
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.36 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Gary T. McCann This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.37 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

         10.38 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman
                  - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (*)

        EXHIBIT                  IDENTIFICATION OF EXHIBIT

         10.39 Retirement Medical and Dental Benefit Policy for Senior Officers - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

         10.40 Form of Option Conversion Agreement by and between Astoria Financial Corporation and each of Mr. Thomas V. Powderly. (2)

         10.41 Form of Option Conversion Agreement by and between Astoria Financial Corporation and Former Officer or Director of Long Island Bancorp, Inc. dated September 30, 1998. (17)

         10.42    Option Conversion Certificates of John J. Conefry, Jr., Robert
                  J. Conway, Lawrence W. Peters, Leo J. Waters and Donald D. Wenk. (6)

         10.43 Trust Agreement, dated as of January 31, 1995 between Astoria Financial Corporation and State Street Bank and Trust Company.
                  (2)

         10.44 Astoria Federal Savings and Loan Association Recognition and Retention Plan for Officers and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (6)

         10.45 Option Conversion Agreement by and between Astoria Financial Corporation and Mr. Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

         10.46 Astoria Financial Corporation Litigation Advisory Committee Consulting Agreement with John J. Conefry, Jr. (6)

         10.47 Letter Agreement dated April 2, 1998 by and between John J. Conefry, Jr. and Astoria Financial Corporation. (6)

         10.48    Letter Agreement dated April 2, 1998 by and between Lawrence
                  W. Peters and Astoria Financial Corporation. (6)

         10.49 Registration Rights Agreement, dated as of October 25, 1999 by and among Astoria Financial Corporation, Astoria Capital Trust I and Sandler O'Neill & Partners, L.P., as Initial Purchaser
                  (13)

         10.50 Liquidated Damages Agreement, dated as of October 25, 1999 by and among Astoria Financial Corporation, Astoria Capital Trust I and Sandler O'Neill & Partners, L.P., as Initial Purchaser
                  (13)

         11.1     Statement regarding computation of earnings per share. (*)

         21.1     Subsidiaries of Astoria Financial Corporation. (*)

        EXHIBIT                  IDENTIFICATION OF EXHIBIT

         23       Consent of Independent Auditors. (*)

         27       Financial Data Schedule. (*)

         99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000, which will be filed with the SEC within 120 days from December 31, 1999, is incorporated herein by reference.

         * Filed herewith. Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the SEC website: www.sec.gov/edaux/seaches.htm

         (1) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K dated on or about July 25, 1994 and filed with the Securities and Exchange Commission on or about July 26, 1994.

         (2) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K, dated January 31, 1995 and filed with the Securities and Exchange Commission on February 10, 1995.

         (3) Incorporated by reference to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on June 24, 1997.

         (4) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K/A, dated April 2, 1998, and filed with the Securities and Exchange Commission on April 10, 1998, as amended by the First Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998 and the Second Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 10, 1998.

         (5) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, and filed with the Securities and Exchange Commission on September 10, 1998.

         (6) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 24, 1999.

         (7) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

         (8) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 15, 1995.

         (9) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and filed with the Securities and Exchange Commission on November 13, 1998.

         (10) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form 8-K/A dated July 17, 1996 and filed with the Securities and Exchange Commission in August 1996.

         (11) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and filed with the Securities and Exchange Commission on November 13, 1999.

         (12) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 25, 1998.

         (13) Incorporated by reference to Form S-4 Registration Statement filed with the Securities and Exchange Commission on February 18, 2000.

         (14) Incorporated by reference to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on October 23, 1995.

         (15) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

         (16) Incorporated by reference to Astoria Financial Corporation's Form 14-A Definitive Proxy Statement filed on April 8, 1999.

         (17) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form S-8, dated September 30, 1998, and filed with the Securities and Exchange Commission on September 30, 1998.