Form 10-Q
period 2000-03-31
ASTORIA FINANCIAL CORP
filed 2000-05-15
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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

                        YES     X         NO
                             -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Classes of Common Stock          Number of Shares Outstanding, April 28, 2000
  -----------------------          --------------------------------------------
    .01 Par Value                              51,373,373
    -------------                              ----------

                         PART I -- FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       ----

Item 1.                 Financial Statements

                        Consolidated Statements of Financial Condition at March 31, 2000
                        and December 31, 1999.                                                           2


                        Consolidated Statements of Income for the Three Months
                        Ended March 31, 2000 and March 31, 1999.                                         3

                        Consolidated Statement of Changes in Stockholders' Equity for the                4
                        Three Months Ended March 31, 2000.

                        Consolidated Statements of Cash Flows for the Three Months Ended                 5
                        March 31, 2000 and March 31, 1999.

                        Notes to Consolidated Financial Statements.                                      6

Item 2.                 Management's Discussion and Analysis of Financial Condition and                  7
                        Results of Operations.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk.                     24

                          PART II -- OTHER INFORMATION

Item 1.                 Legal Proceedings                                                               24

Item 2.                 Changes in Securities and Use of Proceeds                                       25

Item 3.                 Defaults Upon Senior Securities                                                 25

Item 4.                 Submission of Matters to a Vote of Security Holders                             25

Item 5.                 Other Information                                                               25

Item 6.                 Exhibits and Reports on Form 8-K                                                26

                        (a)  Exhibits
                              (11)  Statement Regarding Computation of Per Share Earnings
                              (27)  Financial Data Schedule

                        (b)   Reports on Form 8-K

                        Signatures                                                                      27

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     AT                     AT
                                                                                   MARCH 31,             DECEMBER 31,
(In Thousands, Except Share Data)                                                    2000                   1999
--------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and due from banks                                                           $    117,972        $    154,918
Federal funds sold and repurchase agreements                                           405,176             335,653
Mortgage-backed securities available-for-sale                                        7,851,452           8,204,977
Other securities available-for-sale                                                    673,167             657,772
Mortgage-backed securities held-to-maturity (fair value of
  $1,030,987 and $1,071,251, respectively)                                           1,044,025           1,082,261
Other securities held-to-maturity (fair value of
  $767,398 and $772,356, respectively)                                                 827,116             817,696
Federal Home Loan Bank of New York stock                                               275,250             265,250
Loans held-for-sale                                                                      7,047              11,376
Loans receivable:
  Mortgage loans, net                                                               10,372,619          10,113,216
  Consumer and other loans, net                                                        172,309             175,858
                                                                                  ------------        ------------

                                                                                    10,544,928          10,289,074
  Less allowance for loan losses                                                        77,373              76,578
                                                                                  ------------        ------------
Total loans receivable, net                                                         10,467,555          10,212,496
Mortgage servicing rights, net                                                          47,018              48,369
Accrued interest receivable                                                            113,414             110,668
Premises and equipment, net                                                            174,399             176,813
Goodwill                                                                               219,121             223,945
Other assets                                                                           367,057             394,342
                                                                                  ------------        ------------

Total assets                                                                      $ 22,589,769        $ 22,696,536
                                                                                  ============        ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits:
     Savings                                                                      $  2,576,481        $  2,581,442
     Money market                                                                    1,273,041           1,165,734
     NOW and money manager                                                             945,212             877,715
     Certificates of deposit                                                         4,986,167           4,929,643
                                                                                  ------------        ------------
   Total deposits                                                                    9,780,901           9,554,534

   Reverse repurchase agreements                                                     8,786,800           9,276,800
   Federal Home Loan Bank of New York advances                                       1,710,029           1,610,058
   Other borrowings                                                                    513,019             514,663
   Mortgage escrow funds                                                               165,550             120,350
   Accrued expenses and other liabilities                                              254,136             298,219
                                                                                  ------------        ------------
Total liabilities                                                                   21,210,435          21,374,624
                                                                                  ------------        ------------

Guaranteed preferred beneficial interest in junior subordinated debentures             125,000             125,000

Stockholders' Equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- shares issued and outstanding)              -                   -
     Series B (2,000,000 shares authorized, issued and outstanding)                      2,000               2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 shares issued; and 51,332,117 and 51,730,959 shares
     outstanding, respectively)                                                            555                 555
   Additional paid-in capital                                                          801,776             800,414
   Retained earnings                                                                   948,396             908,236
   Treasury stock (4,166,179 and 3,767,337 shares, at cost, respectively)             (145,240)           (137,071)
   Accumulated other comprehensive income:
     Net unrealized loss on securities, net of taxes                                  (320,801)           (344,198)
   Unallocated common stock held by ESOP                                               (32,300)            (32,955)
   Unearned common stock held by RRP                                                       (52)                (69)
                                                                                  ------------        ------------
Total stockholders' equity                                                           1,254,334           1,196,912
                                                                                  ------------        ------------
Total liabilities and stockholders' equity                                        $ 22,589,769        $ 22,696,536
                                                                                  ============        ============

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ---------------------------------
(In Thousands, Except Share Data)                                                  2000                1999
----------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                                              $    183,712        $    161,887
   Consumer and other loans                                                           4,294               5,277
   Mortgage-backed securities                                                       154,024             158,877
   Other securities                                                                  32,390              33,032
   Federal funds sold and repurchase agreements                                       4,099               1,822
                                                                               ------------        ------------
Total interest income                                                               378,519             360,895
                                                                               ------------        ------------
Interest expense:
   Deposits                                                                          96,098              89,566
   Borrowed funds                                                                   150,219             135,534
                                                                               ------------        ------------
Total interest expense                                                              246,317             225,100
                                                                               ------------        ------------
Net interest income                                                                 132,202             135,795
Provision for loan losses                                                             1,000               1,061
                                                                               ------------        ------------
Net interest income after provision for loan losses                                 131,202             134,734
                                                                               ------------        ------------

Non-interest income:
   Customer service and other loan fees                                              11,209               9,428
   Loan servicing fees                                                                3,116               5,249
   Loss on sales of securities                                                            -                (125)
   Net gain on sales of loans                                                           117               2,273
   Net gain (loss) on disposition of banking and loan production offices              1,182              (1,241)
   Other                                                                              1,299               1,131
                                                                               ------------        ------------
Total non-interest income                                                            16,923              16,715
                                                                               ------------        ------------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                                      20,292              24,692
      Employee stock plans amortization                                               1,887               2,972
      Occupancy, equipment and systems                                               14,231              14,073
      Federal deposit insurance premiums                                                517               1,329
      Advertising                                                                     2,046               1,230
      Other                                                                           7,403               7,681
                                                                               ------------        ------------
   Total general and administrative                                                  46,376              51,977
   Real estate operations and provision for losses, net                                 (95)                 (1)
   Goodwill litigation                                                                2,513               1,149
   Capital trust securities                                                           3,112                   -
   Amortization of goodwill                                                           4,824               4,906
                                                                               ------------        ------------
Total non-interest expense                                                           56,730              58,031
                                                                               ------------        ------------

Income before income tax expense                                                     91,395              93,418
Income tax expense                                                                   35,898              39,964
                                                                               ------------        ------------

Net income                                                                     $     55,497        $     53,454
                                                                               ============        ============

Net income available to common shareholders                                    $     53,997        $     51,954
                                                                               ============        ============

Basic earnings per common share                                                $       1.11        $       1.00
                                                                               ============        ============
Diluted earnings per common share                                              $       1.09        $       0.97
                                                                               ============        ============
Dividends per common share                                                     $       0.24        $       0.24
                                                                               ============        ============


Basic weighted average common shares                                             48,705,240          51,827,679

Diluted weighted average common and common equivalent shares                     49,387,654          53,367,006



See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000







                                                                                                   Additional
                                                                 Preferred           Common          Paid-In           Retained
(In Thousands, Except Share Data)              Total               Stock             Stock           Capital           Earnings
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                $ 1,196,912        $     2,000       $       555       $   800,414        $   908,236

Comprehensive income:

Net income                                       55,497                  -                 -                 -             55,497

Other comprehensive income, net of tax:
   Net unrealized gain on securities,
    net of reclassification adjustment           23,397                  -                 -                 -                  -
                                            -----------
Total comprehensive income                       78,894

Common stock repurchased
    (489,500 shares)                            (11,401)                 -                 -                 -                  -

Dividends on common and preferred
    stock and amortization of purchase
    premium                                     (13,511)                 -                 -              (326)           (13,185)

Exercise of stock options and
    related tax benefit                           1,540                  -                 -               460             (2,152)

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit          1,900                  -                 -             1,228                  -
                                            -----------        -----------       -----------       -----------        -----------

 Balance at March 31, 2000                  $ 1,254,334        $     2,000       $       555       $   801,776        $   948,396
                                            ===========        ===========       ===========       ===========        ===========


                                                                                    Unallocated          Unearned
                                                                Accumulated           Common              Common
                                                                   Other              Stock               Stock
                                              Treasury         Comprehensive           Held                Held
(In Thousands, Except Share Data)               Stock              Income             by ESOP             by RRP
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $  (137,071)       $  (344,198)       $   (32,955)       $       (69)

Comprehensive income:

Net income                                              -                  -                  -                  -

Other comprehensive income, net of tax:
   Net unrealized gain on securities,
    net of reclassification adjustment                  -             23,397                  -                  -

Total comprehensive income

Common stock repurchased
    (489,500 shares)                              (11,401)                 -                  -                  -

Dividends on common and preferred
    stock and amortization of purchase
    premium                                             -                  -                  -                  -

Exercise of stock options and
    related tax benefit                             3,232                  -                  -                  -

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit                -                  -                655                 17
                                              -----------        -----------        -----------        -----------

 Balance at March 31, 2000                    $  (145,240)       $  (320,801)       $   (32,300)       $       (52)
                                              ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -------------------------------
(IN THOUSANDS)                                                                        2000               1999
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $    55,497        $    53,454
                                                                                   -----------        -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net accretion of discounts, premiums and deferred loan fees                      (15,246)           (13,238)
      Provision for loan and real estate losses                                            930              1,119
      Depreciation and amortization                                                      3,239              3,498
      Net gain on sales of securities and loans                                           (117)            (2,148)
      Net gain on sales of premises and equipment                                            -               (489)
      Net (gain) loss on disposition of banking and loan production offices             (1,182)             1,241
      Proceeds from sales of loans held-for-sale, net of originations                    1,923             63,563
      Amortization of goodwill                                                           4,824              4,906
      Allocated and earned shares from ESOP and RRP                                      1,887              2,972
      Increase in accrued interest receivable                                           (2,746)           (15,767)
      Capitalized mortgage servicing rights, net of amortization
          and valuation allowance                                                        1,351             (1,188)
      Decrease (increase) in other assets                                                  863            (27,550)
      Decrease in accrued expenses and other liabilities                               (43,610)           (50,259)
                                                                                   -----------        -----------
          Net cash provided by operating activities                                      7,613             20,114
                                                                                   -----------        -----------
Cash flows from investing activities:
      Origination of loans held-for-investment, net of principal payments              (83,789)          (371,369)
      Loan purchases through third parties                                            (173,764)          (123,669)
      Principal payments on mortgage-backed securities held-to-maturity                 38,469            114,081
      Principal payments on mortgage-backed securities available-for-sale              395,014            761,400
      Purchases of mortgage-backed securities available-for-sale                             -         (3,103,969)
      Purchases of other securities available-for-sale                                     (40)          (106,276)
      Proceeds from maturities of other securities available-for-sale                      131             51,382
      Proceeds from maturities of other securities held-to-maturity                        270             36,958
      Purchases of FHLB stock, net                                                     (10,000)           (50,000)
      Proceeds from sales of securities available-for-sale                                   -            162,378
      Proceeds from sales of real estate owned and investments in
         real estate, net                                                                2,449              2,593
      Proceeds from disposition of banking and loan production offices                   1,308              4,208
      Purchases of premises and equipment, net of proceeds from sales                     (951)           (20,487)
                                                                                   -----------        -----------
          Net cash provided by (used in) investing activities                          169,097         (2,642,770)
                                                                                   -----------        -----------
Cash flows from financing activities:
      Net increase in deposits                                                         226,383              1,246
      Net (decrease) increase in reverse repurchase agreements                        (490,000)         2,535,000
      Net increase (decrease) in FHLB of New York advances                             100,000           (100,000)
      Net decrease in other borrowings                                                  (1,884)           (17,391)
      Increase in mortgage escrow funds                                                 45,200             48,004
      Costs to repurchase common stock                                                 (11,401)                 -
      Cash dividends paid to stockholders                                              (13,511)           (14,311)
      Cash received for options exercised                                                1,080              7,956
                                                                                   -----------        -----------
         Net cash (used in) provided by financing activities                          (144,133)         2,460,504
                                                                                   -----------        -----------
         Net increase (decrease) in cash and cash equivalents                           32,577           (162,152)
      Cash and cash equivalents at beginning of period                                 490,571            393,382
                                                                                   ===========        ===========
      Cash and cash equivalents at end of period                                   $   523,148        $   231,230
                                                                                   ===========        ===========
      Supplemental disclosures:
         Cash paid during the period:
            Interest                                                               $   250,314        $   225,317
                                                                                   ===========        ===========
            Income taxes                                                           $     4,034        $    39,776
                                                                                   ===========        ===========
         Additions to real estate owned                                            $     3,328        $     3,026
                                                                                   ===========        ===========


      See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries, Astoria Federal Savings and Loan Association, and its subsidiaries, or Astoria Federal, and Astoria Capital Trust I. As used in this quarterly report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal and Astoria Capital Trust I, depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

       In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of March 31, 2000 and December 31, 1999, and our results of operations for the three months ended March 31, 2000 and 1999, changes in stockholders' equity for the three months ended March 31, 2000 and cash flows for the three months ended March 31, 2000 and 1999. In preparing the financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2000 and December 31, 1999, and amounts of revenues and expenses for the consolidated statements of income for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

       These consolidated financial statements should be read in conjunction with our December 31, 1999 audited consolidated financial statements and related notes, included in our 1999 Annual Report on Form 10-K.

2. EARNINGS PER SHARE, OR EPS

       The following table is a reconciliation of basic and diluted EPS:


                                                             For the Three Months Ended March 31,
                                     --------------------------------------------------------------------------------------
                                                    2000                                         1999
                                     --------------------------------------------------------------------------------------
(In Thousands,                                     Average       Per Share                      Average          Per Share
Except Share Data)                    Income        Shares         Amount         Income         Shares           Amount
----------------------------------------------------------------------------------------------------------------------------
Net income                           $55,497                                     $53,454
Less: preferred stock dividends        1,500                                       1,500
                                      ------                                      ------
Basic EPS:
   Income available to common
     stockholders                     53,997     48,705,240          $1.11        51,954       51,827,679         $1.00
                                                                     =====                                         ====
Effect of dilutive unexercised
   stock options                                    682,414 (1)                                 1,539,327 (2)
                                                 ----------                                    ----------
Diluted EPS:
   Income available to common
     stockholders plus assumed
     conversions                    $ 53,997     49,387,654         $ 1.09       $51,954       53,367,006         $0.97
                                     =======     ==========          =====        ======       ==========          ====


(1) Options to purchase 1,683,698 shares of common stock at prices between $27.88 per share and $59.75 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

(2) Options to purchase 356,152 shares of common stock at prices between $49.25 per share and $59.75 per share were outstanding as of March 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

GENERAL

       We are headquartered in Lake Success, New York and our principal business currently consists of the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal's primary business is attracting retail deposits from the general public and investing those deposits, together with borrowed funds, funds generated from operations and principal repayments, primarily in one-to-four family residential mortgage loans, mortgage-backed securities and, to a lesser extent, commercial real estate loans, multi-family mortgage loans and consumer loans. Astoria Federal also invests in securities issued by the U.S. Government and federal agencies and other securities.

       Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses as well as non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, employee stock plans amortization, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations and provision for losses, net, goodwill litigation expense, capital trust securities expense and amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

LIQUIDITY AND CAPITAL RESOURCES

       Our primary source of funds is cash provided by investing activities, which includes principal and interest payments on loans, mortgage-backed securities and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $752.8 million for the three months ended March 31, 2000 and $1.66 billion for the three months ended March 31, 1999. During the three months ended March 31, 2000, we received $2.4 million of funds from the sale of real estate versus $165.0 million from the sale of securities and real estate during the three months ended March 31, 1999. There were no sales of securities for the three months ended March 31, 2000. Our other sources of funds are provided by operating and financing activities. Net cash provided from operating activities totaled $7.6 million during the three months ended March 31, 2000, and $20.1 million during the three months ended March 31, 1999. During the three months ended March 31, 2000, net borrowings decreased $391.9 billion, whereas the net increase in deposits totaled $226.4 million. During the three months ended March 31, 1999, the net increase in borrowings totaled $2.42 billion while deposits remained constant at $9.67 billion. The increase in borrowings for the quarter ended March 31, 1999 was used to fund our asset growth during that period.

       Our primary use of funds in our investing activities is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, although currently our emphasis has been on the origination and purchase of mortgage loans. During the three months ended March 31, 2000, our gross originations and purchases of mortgage loans totaled $570.7 million, compared to $1.32 billion during the three months ended March 31, 1999. This decrease was attributable to the current rising interest rate environment, which has resulted in a significant decrease in mortgage refinance activity, and the disposition of certain loan production offices in March 1999. Our purchases of other securities totaled $40,000 during the three months ended March 31, 2000 versus purchases of mortgage-backed and other securities of $3.21 billion during the comparable 1999 period. There were no purchases of mortgage-backed securities during the three months ended March 31, 2000.

       Stockholders equity totaled $1.25 billion at March 31, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders' equity included net income of $55.5 million, a $23.4 million decrease in the unrealized loss on securities available-for-sale, net of taxes, the effect of stock options exercised and related tax benefit totaling $1.5 million and the amortization for the allocated portion of shares held by the Employee Stock Ownership Plans, or ESOP, and the related tax benefit on the earned portion of the shares held by the Recognition and Retention Plan, or RRP, totaling $1.9 million. These increases were partially offset by repurchases of our common stock of $11.4 million and dividends declared of $13.5 million.

       On April 21, 1999, our Board of Directors approved our sixth stock repurchase plan authorizing the purchase, at management's discretion, of up to 10% of our common stock then outstanding, or 5,528,000 shares, over a two year period in open-market or privately negotiated transactions. Under this plan, 489,500 shares of our common stock were repurchased during the first quarter of 2000 at an aggregate cost of $11.4 million. To date, 4,746,700 shares have been repurchased under this plan at an aggregate cost of $170.8 million.

       On March 1, 2000, we paid a quarterly cash dividend equal to $0.24 per share on shares of our common stock outstanding as of the close of business on February 15, 2000, totaling $12.0 million. On April 19, 2000, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on June 1, 2000 to stockholders of record as of the close of business on May 15, 2000. During each of the three month periods ended March 31, 2000 and 1999, we declared cash dividends on our Series B Preferred Stock aggregating $1.5 million.

       Astoria Federal is required by the OTS to maintain a minimum liquidity ratio, calculated as an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings of 4.00%. Astoria Federal's liquidity ratios were 5.27% at March 31, 2000 and 6.28% at December 31, 1999. The levels of Astoria Federal's liquid assets are dependent on Astoria Federal's operating, investing and financing activities during any given period.

       At March 31, 2000, Astoria Federal's total capital exceeded all of its regulatory capital requirements with a tangible ratio of 6.28%, leverage ratio of 6.28%, and risk-based capital ratio of 15.86%. The minimum regulatory requirements were a tangible ratio of 1.50%, leverage ratio of 4.00%, and risk-based capital ratio of 8.00%.

       On October 28, 1999, our wholly-owned subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as Series A Capital Securities. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Series A Capital Securities and $3.9 million of 9.75% Common Securities, Series A, purchased by us, and using the proceeds to acquire Junior Subordinated Debentures, Series A, issued by us. The Junior Subordinated Debentures totaled $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. We have fully and unconditionally guaranteed the Series A Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreements pursuant to which it was organized.

       On March 10, 2000, we commenced an exchange offer, which expired on April 21, 2000, providing for the exchange of any and all of the Series A Capital Securities for $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series B, referred to as Series B Capital Securities. The terms of the Series B Capital Securities are identical in all material respects to the Series A Capital Securities, except that the Series B Capital Securities have been registered pursuant to the Securities Act of 1933, as amended.

INTEREST RATE SENSITIVITY ANALYSIS

       As a financial institution, our primary component of market risk is interest rate risk. Our net interest income, the primary component of our net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of our assets and the liabilities which fund them. We seek to manage interest rate risk by monitoring and controlling the variation in repricing intervals between our assets and liabilities. We also monitor our interest rate sensitivity by analyzing the estimated changes in market value of our assets and liabilities assuming various interest rate scenarios, so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis.

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

       At March 31, 2000, our net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $169.1 million, representing a positive cumulative one-year gap of 0.75% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $434.2 million, representing a positive cumulative one-year gap of 1.91% of total assets at December 31, 1999. Our March 31, 2000 and December 31, 1999 cumulative one-year gap positions reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at March 31, 2000 were classified within the one-year or less maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.50 billion, representing a positive cumulative one-year gap of 28.80% of total assets. Using this method at December 31, 1999, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.75 billion, representing a positive cumulative one-year gap of 29.74% of total assets. The available-for-sale securities may or may not be sold, subject to our discretion.

       The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2000, that we anticipate, using certain assumptions based on our historical experience and other data available to us, to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. Included in this table are $1.36 billion of callable other securities at their amortized cost, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $1.14 billion are callable within one year and at various other times thereafter. Also included in this table are $7.64 billion of callable borrowings, classified according to their maturity dates, which are primarily within the more than three years to five years category and the more than five years category. Of such borrowings, $3.74 billion are callable within one year and at various other times thereafter.
If those borrowings had been categorized according to their call dates, our cumulative one-year gap would have been a negative 15.79% at March 31, 2000. During the quarter ended March 31, 2000, $1.34 billion in borrowings were called. Of the called borrowings, $390.0 million were paid off and the remaining balance was rolled into short- and medium-term borrowings without call features. In our past experience, even though callable borrowings were at below market rates and callable, a significant portion were not called, and therefore, were included in the Gap Table based on their contractual maturity. The recent increases in interest rates have resulted in a majority of the holders of these call options exercising their rights. However, the uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition of the holders of the options, increase the difficulty and uncertainty, going forward, in determining if and when they may be exercised. Should the holders of these call options continue exercising their rights, the assumption in this regard embedded in the Gap Table may need to be adjusted in the future.

                                                                      At March 31, 2000
                                         ---------------------------------------------------------------------------------
                                                             More than        More than
                                                              One Year       Three Years
                                               One Year          to              to              More than
(Dollars in Thousands)                         or Less       Three Years     Five Years          Five Years      Total
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                        $ 2,237,551     $ 2,676,375     $ 2,483,549      $ 2,875,757     $10,273,232
   Consumer and other loans (1)                  155,412          14,751               -                -         170,163
   Federal funds sold and
     repurchase agreements                       405,176               -               -                -         405,176
   Mortgage-backed and other
     securities available-for-sale             2,189,006       1,887,859       1,576,531        2,871,223       8,524,619
   Mortgage-backed and other
     securities held-to-maturity                 340,340         216,014         172,779        1,420,990       2,150,123
                                         ---------------------------------------------------------------------------------
Total interest-earning assets                  5,327,485       4,794,999       4,232,859        7,167,970      21,523,313
Add:
   Net unamortized purchase
     premiums and deferred costs (2)              12,161          15,287          14,227           15,992          57,667
                                         ---------------------------------------------------------------------------------
Net interest-earning assets                  $ 5,339,646     $ 4,810,286     $ 4,247,086      $ 7,183,962     $21,580,980
                                         ---------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                   $   154,589     $   309,178     $   309,178      $ 1,803,536     $ 2,576,481
   NOW and money manager                          27,610          55,222          55,222          414,162         552,216
   Money market                                1,134,083          14,627          14,627          109,704       1,273,041
   Certificates of deposit                     2,924,197       1,412,647         649,323                -       4,986,167
   Borrowed funds                                930,034       2,229,814       5,165,000        2,685,000      11,009,848
                                         ---------------------------------------------------------------------------------
Total interest-bearing liabilities           $ 5,170,513     $ 4,021,488     $ 6,193,350      $ 5,012,402     $20,397,753
                                         ---------------------------------------------------------------------------------
Interest sensitivity gap                     $   169,133     $   788,798     $(1,946,264)     $ 2,171,560     $ 1,183,227
                                         ---------------------------------------------------------------------------------
Cumulative interest sensitivity gap          $   169,133     $   957,931     $  (988,333)     $ 1,183,227
                                         ---------------------------------------------------------------------------------

Cumulative interest sensitivity gap
   as a percentage of total assets                  0.75%           4.24%          (4.38)%           5.24%
Cumulative net interest-earning assets
   as a percentage of interest-bearing
        liabilities                               103.27%         110.42%           93.58%         105.80%

(1) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(2) Net unamortized purchase premiums and deferred costs are prorated.


       Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgage loans, or ARM loans, have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase. The Gap Table reflects our estimates as to periods to repricing at a particular point in time. Among the factors considered, are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

       We also monitor Astoria Federal's interest rate sensitivity through analysis of the change in the net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. Increases in the value of assets will increase the NPV whereas decreases in the value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the value of assets in the same scenario. This analysis, presented in the following table, or the NPV Table, measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on Astoria Federal's quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily because of differences in assumptions utilized between our internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to the Gap Table were used. However, we have utilized different assumptions with respect to the borrowings with imbedded call features for the NPV Table. Specifically, for the scenarios involving no change or an increase in interest rates, we have assumed that those borrowings with imbedded call options will be called at their next available call date. Since the NPV Table reflects a hypothetical value of net assets based on present value of cash flows, utilizing the shorter life by call date instead of maturity date would result in the most conservative value of Astoria Federal's borrowings and, therefore, the most conservative view of its NPV ratio.

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

       The following represents Astoria Federal's NPV Table as of March 31,
2000:

                         Net Portfolio Value ("NPV")            Portfolio Value of Assets
   Rates in              ---------------------------            -------------------------
Basis Points        Dollar         Dollar     Percentage        NPV          Sensitivity
(Rate Shock)        Amount         Change      Change           Ratio           Change
------------        ------         ------      ------           -----           ------
                            (Dollars in Thousands)
   +200           $1,445,790     $(770,925)      (34.78)%        7.01%            (3.04)%
   +100            1,872,231      (344,484)      (15.54)         8.76             (1.29)
    -0-            2,216,715             -            -         10.05                 -
   -100            2,297,501       580,786        26.20         12.27              2.22
   -200            2,566,434       349,719        15.78         11.04              0.99


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

LOAN PORTFOLIO

       The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at March 31, 2000 and December 31, 1999.


                                                        At March 31, 2000                 At December 31, 1999
                                                    --------------------------       ----------------------------
                                                                      Percent                            Percent
                                                                        of                                  of
(Dollars in Thousands)                                Amount           Total           Amount              Total
-----------------------------------------------------------------------------------------------------------------

MORTGAGE LOANS (GROSS) (1):

    One-to-four family ......................       $ 9,218,462         87.87%        $ 9,018,270          88.05%
    Multi-family ............................           644,828          6.15             615,438           6.01
    Commercial real estate ..................           455,849          4.35             433,035           4.23
                                                     ----------        ------          ----------         ------

       Total mortgage loans .................        10,319,139         98.37          10,066,743          98.29
                                                     ----------        ------          ----------         ------
CONSUMER AND OTHER LOANS (GROSS):

    Home equity .............................           115,278          1.10             116,726           1.14
    Passbook ................................             7,840          0.07               7,481           0.07
    Other ...................................            48,319          0.46              50,697           0.50
                                                     ----------        ------          ----------         ------

       Total consumer and other loans .......           171,437          1.63             174,904           1.71
                                                     ----------        ------          ----------         ------

TOTAL LOANS .................................        10,490,576        100.00%         10,241,647         100.00%
                                                     ----------        ======          ----------         ======
LESS:

    Unamortized premiums, discounts and
       deferred loan costs and fees, net ....            61,399                            58,803
    Allowance for loan losses ...............           (77,373)                          (76,578)
                                                     ----------                        ----------

TOTAL LOANS, NET ............................       $10,474,602                       $10,223,872
                                                     ==========                        ==========

-------------------

(1) These amounts include $7.0 million and $11.4 million of mortgage loans classified as held-for-sale at March 31, 2000 and December 31, 1999, respectively.

SECURITIES PORTFOLIO

       The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at March 31, 2000 and December 31, 1999.


                                                                                     At March 31, 2000
                                                    ---------------------------------------------------------------------------
                                                                                 Gross             Gross             Estimated
                                                             Amortized         Unrealized        Unrealized            Fair
(In Thousands)                                                 Cost              Gains             Losses              Value
-------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates                       $  124,044          $  535          $  (3,225)          $  121,354
       FHLMC pass-through certificates                         219,509           1,527             (3,450)             217,586
       FNMA pass-through certificates                          427,211           4,879             (2,644)             429,446
       REMICs and CMOs:
          Agency issuance                                    5,982,565             320           (384,431)           5,598,454
          Non agency issuance                                1,562,706             527            (78,621)           1,484,612
                                                             ---------           -----           ---------           ---------
   Total mortgage-backed securities                          8,316,035           7,788           (472,371)           7,851,452
                                                             ---------           -----           ---------           ---------
   Other securities:
       Obligations of the U.S.
          Government and agencies                              552,359               -            (62,727)             489,632
       Corporate debt securities                                61,321               -             (7,692)              53,629
       FNMA and FHLMC preferred stock                          147,515             314            (19,698)             128,131
       Asset-backed and other securities                         1,776               -                 (1)               1,775
                                                             ---------           -----           ---------           ---------
   Total other securities                                      762,971             314            (90,118)             673,167
                                                             ---------           -----           ---------           ---------

Total available-for-sale                                    $9,079,006          $8,102          $(562,489)          $8,524,619
                                                             =========           =====           =========           =========
HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates                       $    3,972          $  160          $      (7)          $    4,125
       FHLMC pass-through certificates                          42,414             299                (81)              42,632
       FNMA pass-through certificates                           12,760              17               (773)              12,004
       REMICs and CMOs:
          Agency issuance                                      643,982           2,154             (7,156)             638,980
          Non agency issuance                                  340,897              68             (7,719)             333,246
                                                             ---------           -----           ---------           ---------
   Total mortgage-backed securities                          1,044,025           2,698            (15,736)           1,030,987
                                                             ---------          ------           ---------           ---------
   Other securities:
       Obligations of the U.S.
          Government and agencies                              782,273               -            (59,675)             722,598
       Obligations of states and
          political subdivisions                                44,843               -                (43)              44,800
                                                             ---------           -----           ---------           ---------
   Total other securities                                      827,116               -            (59,718)             767,398
                                                             ---------           -----           ---------           ---------

Total held-to-maturity                                      $1,871,141          $2,698          $ (75,454)          $1,798,385
                                                             =========           =====           =========           =========

                                                                                    At December 31, 1999
                                                     --------------------------------------------------------------------------
                                                                                  Gross            Gross             Estimated
                                                             Amortized         Unrealized        Unrealized             Fair
(In Thousands)                                                  Cost              Gains            Losses               Value
-------------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates                       $  129,029          $   658          $  (3,986)          $  125,701
       FHLMC pass-through certificates                         228,904              917             (3,407)             226,414
       FNMA pass-through certificates                          443,639            6,068             (2,202)             447,505
       REMICs and CMOs:
          Agency issuance                                    6,304,417              454           (435,093)           5,869,778
          Non agency issuance                                1,604,335              366            (69,122)           1,535,579
                                                             ---------           ------           --------            ---------
   Total mortgage-backed securities                          8,710,324            8,463           (513,810)           8,204,977
                                                             ---------           ------           --------            ---------
   Other securities:
       Obligations of the U.S.
          Government and agencies                              547,082                -            (72,878)             474,204
       Corporate debt securities                                61,349                -             (7,168)              54,181
       FNMA and FHLMC preferred stock                          147,515               44            (20,080)             127,479
       Asset-backed and other securities                         1,907                1                  -                1,908
                                                             ---------           ------           --------            ---------
   Total other securities                                      757,853               45           (100,126)             657,772
                                                             ---------           ------           --------            ---------
Total available-for-sale                                    $9,468,177          $ 8,508          $(613,936)          $8,862,749
                                                             =========           ======           ========            =========
HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates                       $    4,247          $   220          $      (1)          $    4,466
       FHLMC pass-through certificates                          45,287              719                (42)              45,964
       FNMA pass-through certificates                           13,083               16               (648)              12,451
       REMICs and CMOs:
          Agency issuance                                      667,249            1,308             (6,390)             662,167
          Non agency issuance                                  352,395              121             (6,313)             346,203
                                                             ---------           ------           --------            ---------
   Total mortgage-backed securities                          1,082,261            2,384            (13,394)           1,071,251
                                                             ---------           ------           --------            ---------
   Other securities:
       Obligations of the U.S.
          Government and agencies                              772,584           17,384            (62,684)             727,284
       Obligations of states and
          political subdivisions                                45,112                -                (40)              45,072
                                                             ---------           ------           --------            ---------
   Total other securities                                      817,696           17,384            (62,724)             772,356
                                                             ---------           ------           --------            ---------
Total held-to-maturity                                      $1,899,957          $19,768          $ (76,118)          $1,843,607
                                                             =========           ======           ========            =========

COMPARISON OF FINANCIAL CONDITION AS OF
MARCH 31, 2000 AND DECEMBER 31, 1999
AND OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND 1999

FINANCIAL CONDITION

       We believe that we were successful in achieving our strategy of growth through deployment of our excess capital, and as such we have de-emphasized growth and have been focused on maintaining or growing our capital ratio levels, which are currently at "well capitalized" levels for all regulatory purposes. We expect to continue to emphasize the origination of one-to-four family mortgage loans in an effort to utilize funds from anticipated mortgage loan and mortgage-backed security repayments. We continue to sell our 15-year and 30-year fixed-rate mortgage loan production, but retain for portfolio our ARM loan production. By doing so, we are shifting our asset mix towards growth in mortgage loans, primarily ARM loans, versus growth in securities.

       Total assets decreased $106.8 million, to $22.59 billion at March 31, 2000, from $22.70 billion at December 31, 1999. Mortgage-backed securities decreased $391.8 million to $8.90 billion at March 31, 2000, from $9.29 billion at December 31, 1999, due to principal payments of $433.5 million, slightly offset by a decrease in the net unrealized loss on securities available-for-sale of $40.8 million. Mortgage loans, net, increased $259.4 million, from $10.11 billion at December 31, 1999 to $10.37 billion at March 31, 2000. Gross mortgage loans originated and purchased during the three months ended March 31, 2000 totaled $570.7 million, of which $397.4 million were originations and $173.3 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $1.20 billion of originations and $122.7 million of purchases for a total of $1.32 billion during the three months ended March 31, 1999. The decrease in the mortgage loan originations was primarily a result of the general increase in market interest rates during the past year, which has significantly decreased the level of mortgage refinance activity as well as prepayments on mortgage loans and mortgage-backed securities. Additionally, the closing and disposition of certain LPOs in March 1999 contributed to the significant reduction in our volume of loan originations. There were no purchases of mortgage-backed securities during the three months ended March 31, 2000.

       In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, federal funds sold and repurchase agreements increased $69.5 million from $335.7 million at December 31, 1999, to $405.2 million at March 31, 2000. Other securities also increased $24.8 million to $1.50 billion at March 31, 2000, from $1.48 billion at December 31, 1999, primarily due to the accretion of discounts on our U.S. Government and agency securities coupled with a decrease in the net unrealized loss on securities available-for-sale. Other assets decreased $27.2 million to $367.1 million at March 31, 2000 from $394.3 million at December 31, 1999, primarily due to the decrease in the deferred tax asset which was directly related to the decrease in the net unrealized loss on securities available-for-sale.

       Reverse repurchase agreements decreased $490.0 million, to $8.79 billion at March 31, 2000, from $9.28 billion at December 31, 1999. Federal Home Loan Bank of New York advances increased $100.0 million to $1.71 billion at March 31, 2000 from $1.61 billion at December 31, 1999. The net decrease in borrowings is a result of the repayment of a portion of the $1.34 billion in borrowings which were called in the first quarter of 2000. The remaining balance of the called borrowings was rolled into short- and medium-term borrowings without call features. Deposits increased $226.4 million from $9.55 billion at December 31, 1999 to $9.78 billion at March 31, 2000 primarily due to our current emphasis on deposit generation through competitive rates and new product offerings such as business checking.

       Stockholders' equity totaled $1.25 billion at March 31, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders' equity included net income of $55.5 million, a $23.4 million decrease in the unrealized loss on securities available-for-sale, net of taxes, the effect of stock options exercised and related tax benefit totaling $1.5 million and the amortization for the allocated portion of shares held by the ESOP and the related tax benefit on the earned portion of the shares held by the RRP totaling $1.9 million. These increases were partially offset by repurchases of our common stock of $11.4 million and dividends declared of $13.5 million.

RESULTS OF OPERATIONS

GENERAL

       Net income for the three months ended March 31, 2000 increased $2.0 million to $55.5 million, from $53.5 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, diluted earnings per common share increased to $1.09 per share, as compared to $0.97 per share for the three months ended March 31, 1999. Return on average assets increased to 0.99% for the three months ended March 31, 2000, from 0.97% for the three months ended March 31, 1999. Return on average stockholders' equity increased to 18.51% for the three months ended March 31, 2000, from 14.72% for the three months ended March 31, 1999. Return on average tangible stockholders' equity increased to 22.71% for the three months ended March 31, 2000, from 17.69% for the three months ended March 31, 1999.

NET INTEREST INCOME

       Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves. In the current rising interest rate environment, we continue to experience compression on our net interest rate spread and net interest margin.

       For the three months ended March 31, 2000, net interest income decreased $3.6 million, or 2.6%, to $132.2 million, from $135.8 million for the three months ended March 31, 1999. This decrease was the result of a decrease in the net interest rate spread to 2.03% for the three months ended March 31, 2000, from 2.27% for the three months ended March 31, 1999, partially offset by the growth in average interest-earning assets of $954.9 million and the growth in average interest-bearing liabilities of $695.1 million. The change in the net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 4.83% for the three months ended March 31, 2000, from 4.57% for the three months ended March 31, 1999, slightly offset by an increase in the average yield on total interest-earning assets to 6.86% for the three months ended March 31, 2000, from 6.84% for the three months ended March 31, 1999. The net interest margin was 2.40% for the three months ended March 31, 2000 and 2.57% for the three months ended March 31, 1999.

ANALYSIS OF NET INTEREST INCOME

       The following table sets forth certain information for the three months ended March 31, 2000 and 1999. Yields are derived by dividing income by the average daily balance of the related assets and costs are derived by dividing expense by the average daily balance of the related liabilities, for the periods shown, except where otherwise noted. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to interest rates.

                                                                         Quarter Ended March 31,
                                             -----------------------------------------------------------------------------------
                                                                 2000                                     1999
                                             -----------------------------------------------------------------------------------
                                                                             Average                                   Average
                                                 Average                      Yield/      Average                      Yield/
(Dollars in Thousands)                           Balance       Interest       Cost        Balance       Interest        Cost
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                   (Annualized)                              (Annualized)
   Interest-earning assets:
       Mortgage loans (1)                      $10,260,349     $183,712        7.16%    $ 9,002,736     $161,887        7.19%
       Consumer and other loans (1)                173,505        4,294        9.90         223,038        5,277        9.46
       Mortgage-backed securities (2)            9,491,191      154,024        6.49       9,832,450      158,877        6.46
       Other securities (2)                      1,849,215       32,390        7.01       1,889,222       33,032        6.99
       Federal funds sold and
          repurchase agreements                    281,900        4,099        5.82         153,772        1,822        4.74
                                                ----------      -------                  ----------      -------
    Total interest-earning assets               22,056,160      378,519        6.86      21,101,218      360,895        6.84
                                                                -------                                  -------
    Non-interest-earning assets                    438,466                                  896,291
                                                ----------                               ----------

Total assets                                   $22,494,626                              $21,997,509
                                                ==========                               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
       Savings                                 $ 2,573,434     $ 12,913        2.01%    $ 2,763,565     $ 13,685        1.98%
       Certificates of deposit                   4,935,841       66,634        5.40       5,021,838       65,192        5.19
       NOW and money manager                       533,609        1,317        0.99         511,526        1,248        0.98
       Money market                              1,215,519       15,234        5.01         909,269        9,441        4.15
                                                ----------      -------                  ----------      -------
       Total deposits                            9,258,403       96,098        4.15       9,206,198       89,566        3.89
       Borrowed funds                           11,147,156      150,219        5.39      10,504,289      135,534        5.16
                                                ----------      -------                  ----------      -------
   Total interest-bearing liabilities           20,405,559      246,317        4.83      19,710,487      225,100        4.57
                                                                -------                                  -------
   Non-interest-bearing liabilities                889,532                                  834,562
                                                ----------                               ----------

Total liabilities                               21,295,091                               20,545,049
Stockholders' equity                             1,199,535                                1,452,460
                                                ----------                               ----------
Total liabilities and stockholders'
   equity                                      $22,494,626                              $21,997,509
                                                ==========                               ==========
   Net interest income/net interest
       rate spread                                             $132,202        2.03%                    $135,795        2.27%
                                                                =======        ====                      =======        ====
   Net interest-earning assets/net
       interest margin                         $ 1,650,601                     2.40%    $ 1,390,731                     2.57%
                                                ==========                     ====       =========                     ====
   Ratio of interest-earning assets
       to interest-bearing liabilities               1.08x                                    1.07x
                                                     =====                                    =====

--------------------

(1) Mortgage, consumer and other loans include non-performing loans and exclude the allowance for loan losses.

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


                                                              Quarter Ended March 31, 2000
                                                                       Compared to
                                                              Quarter Ended March 31, 1999
                                                  -------------------------------------------------
(In Thousands)                                                      Increase (Decrease)
---------------------------------------------------------------------------------------------------
                                                       Volume            Rate                Net
                                                       ------            ----                ---
Interest-earning assets:
   Mortgage loans ..........................          $22,503           $   (678)          $21,825
   Consumer and other loans ................           (1,219)               236              (983)
   Mortgage-backed securities ..............           (5,581)               728            (4,853)
   Other securities ........................             (732)                90              (642)
   Federal funds sold and repurchase
       agreements ..........................            1,788                489             2,277
                                                       ------               ----            ------

Total ......................................           16,759                865            17,624
                                                       ------               ----            ------
Interest-bearing liabilities:
   Savings .................................             (972)               200              (772)
   Certificates of deposit .................           (1,139)             2,581             1,442
   NOW and money manager ...................               56                 13                69
   Money market ............................            3,586              2,207             5,793
   Borrowed funds ..........................            8,497              6,188            14,685
                                                       ------             ------            ------

Total ......................................           10,028             11,189            21,217
                                                       ------             ------            ------
Net change in net interest
   income ..................................          $ 6,731           $(10,324)          $(3,593)
                                                       ======            =======            ======

INTEREST INCOME

       Interest income for the three months ended March 31, 2000 increased $17.6 million, or 4.9%, to $378.5 million, from $360.9 million for the three months ended March 31, 1999. This increase was the result of a $954.9 million increase in average interest-earning assets to $22.06 billion for the three months ended March 31, 2000, from $21.10 billion for the three months ended March 31, 1999, coupled with an increase in the average yield of interest-earning assets to 6.86% for the three months ended March 31, 2000, from 6.84% for the three months ended March 31, 1999. The increase in average interest-earning assets was primarily due to increases in the average balance of mortgage loans partially offset by decreases in the average balance of mortgage-backed securities resulting from principal repayments.

       Interest income on mortgage loans increased $21.8 million to $183.7 million for the three months ended March 31, 2000, from $161.9 million for the three months ended March 31, 1999, which was the result of an increase in the average balance of $1.26 billion, partially offset by a decrease in the average yield on mortgage loans to 7.16% for the three months ended March 31, 2000, from 7.19% for the three months March 31, 1999. The increase in the average balance of mortgage loans reflects our continued emphasis on the origination of primarily one-to-four family residential mortgage loans. Although interest rates have increased from the comparable 1999 period, we experienced a slight decrease in the average yield on mortgage loans. The rising interest rate environment has created a shift in consumer demand from fixed rate products to adjustable rate products which we currently offer at rates below their fully indexed rate for an introductory period which generally runs from three to five years. Accordingly, the impact of rising rates has not yet been fully reflected in the overall average yield on our mortgage loan portfolio. Interest income on consumer and other loans decreased $983,000 resulting from a decrease in the average balance of $49.5 million, partially offset by an increase in the yield to 9.90% for the three months ended March 31, 2000, from 9.46% for the three months ended March 31, 1999.

       Interest income on mortgage-backed securities decreased $4.9 million to $154.0 million for the three months ended March 31, 2000, from $158.9 million for the three months ended March 31, 1999. This decrease was the result of a $341.3 million decrease in the average balance of this portfolio, partially offset by an increase in the average yield to 6.49% for the three months ended March 31, 2000 from 6.46% for three months ended March 31, 1999. Interest income on other securities decreased $642,000 to $32.4 million for the three months ended March 31, 2000, from $33.0 million for the three months ended March 31, 1999. This was the result of a decrease in the average balance of this portfolio of $40.0 million, partially offset by an increase in the average yield to 7.01% for the three months ended March 31, 2000, from 6.99% for the three months ended March 31, 1999. Interest income on federal funds sold and repurchase agreements increased $2.3 million as a result of an increase in the average balance of $128.1 million coupled with an increase in the average yield to 5.82% for the three months ended March 31, 2000, from 4.74% for the three months ended March 31, 1999. The significant increase in the average yield on federal funds sold and repurchase agreements is a direct result of the rising interest rate environment.

INTEREST EXPENSE

       Interest expense for the three months ended March 31, 2000 increased $21.2 million, to $246.3 million, from $225.1 million for the three months ended March 31, 1999. This increase was attributable to an increase in the average cost of interest-bearing liabilities to 4.83% for the three months ended March 31, 2000, from 4.57% for the three months ended March 31, 1999, coupled with an increase in the average balance of interest-bearing liabilities of $695.1 million, to $20.41 billion for the three months ended March 31, 2000, from $19.71 billion for the three months ended March 31, 1999. The increase in average interest-bearing liabilities was primarily attributable to increases in borrowings. The increase in the overall average cost of our interest-bearing liabilities reflects the higher interest rate environment that has prevailed since the middle of 1999.

       Interest expense on borrowings increased $14.7 million, to $150.2 million for the three months ended March 31, 2000, from $135.5 million for the three months ended March 31, 1999. This increase was attributable to an increase in the average balance of borrowings of $642.9 million, coupled with an increase in the average cost of borrowings to 5.39% for the three months ended March 31, 2000, from 5.16% for the three months ended March 31, 1999. Previous asset growth was primarily funded through callable borrowings which, in a lower interest rate environment, was the most cost effective way to fund our growth. The rising interest rate environment has resulted in most of our borrowings being called upon reaching their call dates. While a portion of the called borrowings are being repaid, the remainder are being rolled over into short-and medium-term borrowings without call features at higher rates.

       Interest expense on deposits increased $6.5 million to $96.1 million for the three months ended March 31, 2000, from $89.6 million for the three months ended March 31, 1999, reflecting an increase in the average cost of interest-bearing deposits to 4.15% for the three months ended March 31, 2000 from 3.89% for the three months ended March 31, 1999, coupled with an increase in the average balance of interest-bearing deposits of $52.2 million. Interest expense on savings accounts decreased $772,000 as a result of a decrease in the average balance of $190.1 million slightly offset by an increase in the average cost to 2.01% for the three months ended March 31, 2000, from 1.98% for the three months ended March 31, 1999. Interest expense on certificates of deposit increased $1.4 million as a result of an increase in the average cost to 5.40% for the three months ended March 31, 2000 from 5.19% for the three months ended March 31, 1999, slightly offset by a decrease in the average balance of $86.0 million. The increase in the average cost of certificates of deposit reflects our commitment to offer competitive rates to our customers. Interest expense on money market accounts increased $5.8 million to $15.2 million for the three months ended March 31, 2000, from $9.4 million for the three months ended March 31, 1999, as a result of an increase in the average balance of $306.3 million coupled with an increase in the average cost to 5.01% for the three months ended March 31, 2000, from 4.15% for the three months ended March 31, 1999. Interest is paid on money market accounts on a tiered basis with 87.8% of the total balances in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. Interest expense on NOW and money manager accounts decreased $69,000.

PROVISION FOR LOAN LOSSES

       Provision for loan losses decreased $61,000, to $1.0 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999. The allowance for loan losses increased to $77.4 million at March 31, 2000, from $76.6 million at December 31, 1999. Net loan charge-offs totaled $205,000 for the three months ended March 31, 2000 compared to $230,000 for the three months ended March 31, 1999. Non-performing loans decreased $6.2 million to $47.2 million at March 31, 2000, from $53.4 million at December 31, 1999. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans to 163.99% at March 31, 2000, from 143.49% at December 31, 1999. The allowance for loan losses as a percentage of total loans decreased slightly from 0.75% at December 31, 1999 to 0.74% at March 31, 2000 primarily due to the increase of $248.9 million in gross total loans from December 31, 1999 to March 31, 2000. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

       Non-interest income for the quarter ended March 31, 2000 increased $208,000 to $16.9 million, from $16.7 million for the quarter ended March 31, 1999. Customer service and other loan fees increased $1.8 million to $11.2 million for the first quarter of 2000, from $9.4 million for the first quarter of 1999. This increase is due in part to increases in customer service fees during the third quarter of 1999. Loan servicing fees decreased $2.1 million to $3.1 million for the quarter ended March 31, 2000, from $5.2 million for the quarter ended March 31, 1999. Loan servicing fees include all contractual and ancillary servicing revenue we receive, net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The decrease in loan servicing fees was the result of a decrease in the recovery of a portion of the valuation allowance for mortgage servicing rights of $1.5 million and a decrease in fees received of $1.4 million, partially offset by a decrease in the amortization of mortgage servicing rights of $736,000.

       Net gains on sales of loans decreased $2.2 million to $117,000 for the quarter ended March 31, 2000, from $2.3 million for the quarter ended March 31, 1999. Net gain (loss) on disposition of banking and loan production offices, or LPOs, for the three months ended March 31, 2000 increased $2.4 million, from the three months ended March 31, 1999. The $1.2 million loss during the first quarter of 1999 resulted from the closing and disposition of certain LPOs, and the $1.2 million gain during the first quarter of 2000 resulted from the sale of a former Long Island Savings Bank banking office.

NON-INTEREST EXPENSE

       Non-interest expense for the quarter ended March 31, 2000 was $56.7 million, a decrease of $1.3 million, from $58.0 million for the quarter ended March 31, 1999. General and administrative expense decreased $5.6 million to $46.4 million for the first quarter of 2000, from $52.0 million for the comparable 1999 period. The decrease in general and administrative expense was primarily the result of a decrease in compensation and benefits of $4.4 million to $20.3 million for the quarter March 31, 2000, from $24.7 million for the quarter ended March 31, 1999. This decrease was primarily attributable to the cost savings attained following the acquisition of Long Island Bancorp, Inc., coupled with reductions in commissions expense due to decreased mortgage origination volume. Employee stock plans amortization expense decreased to $1.9 million for the first quarter of 2000, from $3.0 million for the first quarter of 1999 due primarily to the effect of the lower average market value of our common stock on ESOP expense.

       Goodwill litigation expense increased $1.4 million to $2.5 million for the first quarter of 2000, from $1.1 million for the first quarter of 1999. For further discussion on the goodwill litigation proceedings, see "Part II - Item 1
- Legal Proceedings." For the quarter ended March 31, 2000, non-interest expense includes $3.1 million of capital trust securities expense related to the issuance of $125.0 million of Series A Capital Securities by our wholly owned subsidiary, Astoria Capital Trust I, in the fourth quarter of 1999. For further discussion of the Series A Capital Securities, see "Liquidity and Capital Resources." Our percentage of general and administrative expense to average assets improved to 0.82% for the quarter ended March 31, 2000, from 0.95% for the quarter ended March 31, 1999. The efficiency ratio also improved to 31.35% for the quarter ended March 31, 2000, from 33.89% for the quarter ended March 31, 1999.

INCOME TAX EXPENSE

       For the quarter ended March 31, 2000, income tax expense was $35.9 million, representing an effective tax rate of 39.3%, as compared to $40.0 million, representing an effective tax rate of 42.8%, for the quarter ended March 31, 1999. The decrease in our effective tax rate was attributable to a tax benefit derived from a 1999 corporate restructuring of certain subsidiaries of Astoria Federal.

CASH EARNINGS

       Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.04 billion at March 31, 2000, compared to $973.0 million at December 31, 1999. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

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

       We believe that cash earnings and cash returns on average tangible equity reflect our ability to generate tangible capital that can be leveraged for future growth. For the quarter ended March 31, 2000, cash earnings totaled $62.2 million, or $6.7 million more than net income, representing a cash return on average tangible equity of 25.46%. For the quarter ended March 31, 1999, cash earnings totaled $62.3 million, or $8.8 million more than net income, representing a cash return on average tangible equity of 20.62%. We believe that various other performance measures should also be analyzed utilizing cash earnings. The cash return on average assets was 1.11% for the quarter ended March 31, 2000 and 1.13% for the quarter ended March 31, 1999. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio decreased to 0.79% for the quarter ended March 31, 2000, from 0.89% for the quarter ended March 31, 1999. The cash efficiency ratio was 30.07% for the quarter ended March 31, 2000 and 31.95% for the quarter ended March 31, 1999. For more details on cash earnings, see "Condensed Consolidated Schedules of Cash Earnings" on the following page.

       Presented below are our Condensed Consolidated Schedules of Cash Earnings for the three months March 31, 2000 and 1999.


ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULES OF CASH EARNINGS
-------------------------------------------------
(In Thousands, Except Per Share Data)
                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                     2000              1999
                                                                     ----              ----
Net income                                                         $55,497            $53,454
Add back:
   Employee stock plans amortization expense                         1,887              2,972
   Amortization of goodwill                                          4,824              4,906
   Income tax benefit on amortization expense of
     earned portion of RRP stock                                        13                967
                                                                   -------            --------
   Cash earnings                                                    62,221             62,299

Preferred dividends declared                                         1,500              1,500
                                                                   -------            --------

Cash earnings available to common shareholders                     $60,721            $60,799
                                                                    ======             =======
Basic cash earnings per common share (1)                           $  1.25            $  1.17
                                                                    ======             =======
Diluted cash earnings per common share (1)                         $  1.23            $  1.14
                                                                    ======             =======

-------------------

(1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Income.


ASSET QUALITY

       One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped strengthen our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, maintaining sound credit standards for new loan originations and a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1995 through March 31, 2000. Non-performing assets decreased from $58.4 million at December 31, 1999 to $52.9 million at March 31, 2000. The ratio of non-performing assets to total assets decreased from 0.26% at December 31, 1999 to 0.23% at March 31, 2000. The following table shows a comparison of delinquent loans as of March 31, 2000 and December 31, 1999.


                                                                  Delinquent Loans
                                                                  ----------------
                                               At March 31, 2000                          At December 31, 1999
                                   ----------------------------------------     ------------------------------------------
                                       60-89 Days          90 Days or More          60-89 Days            90 Days or More
                                   -----------------      -----------------     ------------------       -----------------
                                   Number  Principal      Number  Principal      Number   Principal      Number  Principal
                                    of      Balance        of      Balance         of      Balance         of     Balance
(Dollars in Thousands)             Loans   of Loans       Loans   of Loans        Loans   of Loans       Loans   of Loans
----------------------             ----------------       ----------------        ----------------       ----------------

One-to-four family .........         29     $  924         373     $43,571          45    $2,202        390     $48,610
Multi-family ...............          2        478           2         635           -         -          5         802
Commercial real estate .....          1        179           5       1,701           3     2,369          8       2,331
Consumer and other loans ...        110        667         120       1,274         162     1,033        148       1,626
                                    ---      -----         ---      ------         ---     -----        ---      ------
Total delinquent loans .....        142     $2,248         500     $47,181         210    $5,604        551     $53,369
                                    ===      =====         ===      ======         ===     =====        ===      ======
Delinquent loans to total
   loans ...................                  0.02%                   0.45%                 0.05%                  0.52%

       The following table sets forth information regarding non-performing assets at March 31, 2000 and December 31, 1999. In addition to the non-performing loans, we had approximately $2.2 million of potential problem loans at March 31, 2000 and $5.6 million at December 31, 1999. Such loans are 60-89 days delinquent as shown on page 22.


                                           Non-Performing Assets
                                           ---------------------
                                                                      At                 At
                                                                   March 31,         December 31,
                                                                     2000                1999
                                                                 -----------         ------------
                                                                       (Dollars in Thousands)

   Non-accrual delinquent mortgage loans (1) ..........            $43,994             $48,830
   Non-accrual delinquent consumer and other loans ....              1,274               1,626
   Mortgage loans delinquent 90 days or more and
       still accruing interest (2) ....................              1,913               2,913
                                                                    ------              ------
          Total non-performing loans ..................             47,181              53,369
                                                                    ------              ------

   Real estate owned, net (3) .........................              5,703               5,080
                                                                    ------              ------
          Total non-performing assets .................            $52,884             $58,449
                                                                    ======              ======

Allowance for loan losses to non-performing loans .....             163.99%             143.49%
Allowance for loan losses to total loans ..............               0.74%               0.75%

----------------------

(1) Consists primarily of loans secured by one-to-four family properties.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by multi-family and commercial properties.

(3) Real estate we acquired as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.


       If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income of $1.0 million for the three months ended March 31, 2000 and $3.8 million for the year ended December 31, 1999. Actual payments recorded to interest income totaled $321,000 for the three months ended March 31, 2000 and $1.9 million for the year ended December 31, 1999.

       Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $6.4 million at March 31, 2000 and $6.7 million at December 31, 1999.

       The following table sets forth the change in allowance for loan losses.


(Dollars in Thousands)
Allowance for Loan Losses:
   Balance at December 31, 1999 .......................                     $76,578
       Provision charged to operations ................                       1,000
       Charge-offs:
             One-to-four family .......................                        (627)
             Multi-family .............................                          (8)
             Commercial ...............................                           -
             Consumer and other .......................                        (560)
                                                                             ------
       Total charge-offs ..............................                      (1,195)
                                                                             ------

       Recoveries:

             One-to-four family .......................                         265
             Multi-family .............................                         136
             Commercial ...............................                         465
             Consumer and other .......................                         124
                                                                             ------
       Total recoveries ...............................                         990
                                                                             ------
       Total net charge-offs ..........................                        (205)
                                                                             ------
   Balance at March 31, 2000 ..........................                     $77,373
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       With respect to the action entitled Ronnie Weil, also known as Ronnie Moore, for Herself and on Behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Banks, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., which is pending in the United States District Court for the Eastern District of New York, discovery has commenced. On February 28, 2000, Astoria Federal, as successor to The Long Island Savings Bank, FSB, on behalf of itself and the former directors of The Long Island Savings Bank, FSB, filed a motion to bifurcate discovery such that discovery with respect to class certification issues would proceed and other merit discovery would be held in abeyance until such time as the Plaintiffs were certified as a proper class. On April 11, 2000, the Court denied such motion and ordered that discovery proceed according to the following schedule. Defendants' depositions of the putative class Plaintiffs are to be completed by May 15, 2000. Written responses to Plaintiffs' discovery requests are to be provided by June 2, 2000, with document discovery made available by June 9, 2000. Depositions of the Defendants and discovery from non-parties may commence on the later of June 19, 2000 or two weeks after Plaintiffs transmit their class certification moving papers to Defendants' counsels. A conference with the Court was also ordered to be held on August 11, 2000.

       We believe that the likelihood is remote that this case will have a material adverse impact on our consolidated financial condition or results of operations.

       With respect to the case entitled The Long Island Savings Bank, FSB et al. vs. The United States, or the LISB Goodwill Litigation, which is pending in the United States Court of Federal Claims, Chief Judge Smith, by order filed March 27, 2000, indicated that the Court's first order of business should be the prompt resolution of the pending partial summary judgment motions in the 26 of the 27 "first-thirty" cases in which such motions are pending, including the LISB Goodwill Litigation, and that it will not be possible for the Court to prepare for and conduct more than 20 damage trials in a calendar year. Judge Smith also indicated that it was the Court's understanding that some parties in the "first-thirty" cases may be interested in delaying trials on damages and conserving resources until the pending appeals in the goodwill litigation cases are resolved. Based upon this, the Court indicated that parties could request to defer assignment to a trial judge. Based upon this invitation by the Court, Astoria Federal requested such a deferral in the LISB Goodwill Litigation. By motion dated April 21, 2000, the Government requested leave to respond to Plaintiffs' requests to forego assignment, objecting to the deferral, which leave was granted by the Court. Astoria Federal has filed a response indicating that it requested the deferral at the Court's invitation and that if the Court determines that the LISB Goodwill Case should be assigned to a trial judge, Astoria Federal is prepared to proceed to trial at this time.

       The Court also indicated in its order filed March 27, 2000 that resolution of the partial summary judgment motions in the "second-thirty" cases was not a priority of the Court at this time. The action entitled, Astoria Federal Savings and Loan Association vs. United States, or the Astoria Goodwill Litigation, which is also pending in the United States Court of Federal Claims and with respect to which a partial summary judgment motion is pending, is among the "second-thirty cases".

       With respect to both the LISB Goodwill Litigation and the Astoria Goodwill Litigation, no assurance can be given as to the results of these claims or the timing of any proceedings in relation thereto.

       For further information regarding legal proceedings see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                Not Applicable


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                Not Applicable


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable


ITEM 5.         OTHER INFORMATION

                Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


               11. Statement Regarding Computation of Per Share Earnings.

               27. Financial Data Schedule.

          (b)  Reports on Form 8-K

               1. Form 8-K dated February 16, 2000 which includes our announcement of earnings for the quarter ended December 31, 1999.

               2. Form 8-K dated April 12, 2000 which extended the response date for the exchange of the Series A Capital Securities of Astoria Capital Trust I.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Astoria Financial Corporation



Dated:  May 15, 2000                   By:  /s/  Monte N. Redman
       --------------------                 -------------------------
                                                 Monte N. Redman
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No                         Identification of Exhibit
----------                         -------------------------
   11.                                Statement Regarding Computation of Per Share Earnings

   27.                                Financial Data Schedule