Form 10-Q/A
period 2000-03-31
ASTORIA FINANCIAL CORP
filed 2000-08-07
CIK 910322

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

                                    PART I -- FINANCIAL INFORMATION

                               ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                        AT                  AT
(In Thousands, Except Share Data)                                 MARCH 31, 2000    DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------
Assets
-------
  Cash and due from banks                                         $   117,972         $   154,918
  Federal funds sold and repurchase agreements                        405,176             335,653
  Mortgage-backed securities available-for-sale                     7,851,452           8,204,977
  Other securities available-for-sale                                 673,167             657,772
  Mortgage-backed securities held-to-maturity (fair value of
    $1,030,987 and $1,071,251, respectively)                        1,044,025           1,082,261
  Other securities held-to-maturity (fair value of
    $767,398 and $772,356, respectively)                              827,116             817,696
  Federal Home Loan Bank of New York stock                            275,250             265,250
  Loans held-for-sale                                                   7,047              11,376
  Loans receivable:
    Mortgage loans, net                                            10,372,619          10,113,216
    Consumer and other loans, net                                     172,309             175,858
                                                                  -----------         -----------
                                                                   10,544,928          10,289,074
  Less allowance for loan losses                                       77,373              76,578
                                                                  -----------         -----------
  Total loans receivable, net                                      10,467,555          10,212,496
  Mortgage servicing rights, net                                       47,018              48,369
  Accrued interest receivable                                         113,414             110,668
  Premises and equipment, net                                         174,399             176,813
  Goodwill                                                            219,121             223,945
  Other assets                                                        367,057             394,342
                                                                  -----------         -----------
  Total assets                                                    $22,589,769         $22,696,536
                                                                  ===========         ===========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Savings                                                       $ 2,576,481         $ 2,581,442
    Money market                                                    1,273,041           1,165,734
    NOW and money manager                                             945,212             877,715
    Certificates of deposit                                         4,986,167           4,929,643
                                                                  -----------         -----------
  Total deposits                                                    9,780,901           9,554,534
  Reverse repurchase agreements                                     8,786,800           9,276,800
  Federal Home Loan Bank of New York advances                       1,710,029           1,610,058
  Other borrowings                                                    513,019             514,663
  Mortgage escrow funds                                               165,550             120,350
  Accrued expenses and other liabilities                              254,136             298,219
                                                                  -----------         -----------

Total liabilities                                                  21,210,435          21,374,624
                                                                  -----------         -----------
Guaranteed preferred beneficial interest in junior                    125,000             125,000
subordinated debentures (3)

Stockholders' Equity:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized:
    Series A (325,000 shares authorized and -0- shares
      issued and outstanding)                                               -                   -
    Series B (2,000,000 shares authorized, issued and outstanding)      2,000               2,000

  Common stock, $.01 par value; (200,000,000 shares
    authorized; 55,498,296 shares issued; and 51,332,117 and
    51,730,959 shares outstanding, respectively)                          555                 555
  Additional paid-in capital                                          801,776             800,414
  Retained earnings                                                   948,396             908,236
  Treasury stock (4,166,179 and 3,767,337 shares, at cost,
    respectively)                                                    (145,240)           (137,071)
  Accumulated other comprehensive income:
    Net unrealized loss on securities, net of taxes                  (320,801)           (344,198)
  Unallocated common stock held by ESOP                               (32,300)            (32,955)
  Unearned common stock held by RRP                                       (52)                (69)
                                                                  -----------         -----------
Total stockholders' equity                                          1,254,334           1,196,912
                                                                  -----------         -----------

Total liabilities and stockholders' equity                        $22,589,769         $22,696,536
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

     In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of March 31, 2000 and December 31, 1999, our results of operations for the three months ended March 31, 2000 and 1999, changes in stockholders' equity for the three months ended March 31, 2000 and cash flows for the three months ended March 31, 2000 and 1999. In preparing the financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2000 and December 31, 1999 and amounts of revenues and expenses for the consolidated statements of income for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     These consolidated financial statements should be read in conjunction with our December 31, 1999 audited consolidated financial statements and related notes, included in our 1999 Annual Report on Form 10-K.

2. EARNINGS PER SHARE, OR EPS

     The following table is a reconciliation of basic and diluted EPS:


                                                For the Three Months Ended March 31,
                            ---------------------------------------------------------------------------
                                          2000                                  1999
                            ---------------------------------------------------------------------------
(In  Thousands,                          Average     Per Share                  Average       Per Share
Except Share Data)           Income      Shares      Amount        Income       Shares        Amount
-------------------------------------------------------------------------------------------------------
Net income                  $55,497                               $53,454
Less: preferred stock
  dividends                   1,500                                 1,500
                            -------                               -------
Basic EPS:
  Income available to
   common stockholders       53,997    48,705,240     $ 1.11        51,954     51,827,679       $1.00
                                                      ======                                    ======
Effect of dilutive
  unexercised stock options               682,414(1)                            1,539,327(2)
                                       ----------                              ----------
Diluted EPS:
  Income available to
   common stockholders
   plus assumed
   conversions              $53,997    49,387,654     $ 1.09      $51,954      53,367,006       $0.97
                            =======    ==========     ======      =======      ==========       =====

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

3.   GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

     On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A referred to as Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $128.9 million of our 9.75% Junior Subordinated Debentures due November 1, 2029 referred to as Junior Subordinated Debentures. The sole assets of Astoria Capital Trust I are the Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity. Proceeds totaling $31.3 million from the issuance of the Junior Subordinated Debentures were used to increase the capital level of Astoria Federal and the remaining proceeds were used primarily for the repurchase of our common stock.

     The balance outstanding on the Capital Securities was $125.0 million at March 31, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the straight-line method over a period of ten years. Distributions on the Capital Securities are payable semi-annually beginning May 1, 2000, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Astoria Financial Corporation



Dated:  August 7, 2000                      By:  /s/  Monte N. Redman
        --------------                           --------------------
                                                 Monte N. Redman
                                                 Executive Vice President
                                                   and Chief Financial Officer
                                                  (Principal Accounting Officer)