Form 10-Q
period 2000-06-30
ASTORIA FINANCIAL CORP
filed 2000-08-11
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                             YES     X         NO
                                  -------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock                          Number of Shares Outstanding, July 31, 2000
----------------------                           -------------------------------------------
             .01 Par Value                             50,797,880
             -------------                             ----------

                         PART I -- FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition at June 30, 2000                2
                  and December 31, 1999.

                  Consolidated Statements of Income for the Three Months and Six                 3
                  Months Ended June 30, 2000 and June 30, 1999.

                  Consolidated Statement of Changes in Stockholders' Equity for the              4
                  Six Months Ended June 30, 2000.

                  Consolidated Statements of Cash Flows for the Six Months Ended                 5
                  June 30, 2000 and June 30, 1999.

                  Notes to Consolidated Financial Statements.                                    6

Item 2.           Management's Discussion and Analysis of Financial Condition and                8
                  Results of Operations.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.                   33

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings                                                             33

Item 2.           Changes in Securities and Use of Proceeds                                     34

Item 3.           Defaults Upon Senior Securities                                               34

Item 4.           Submission of Matters to a Vote of Security Holders                           35

Item 5.           Other Information                                                             35

Item 6.           Exhibits and Reports on Form 8-K                                              36

                  (a)  Exhibits

                      (11)  Statement Regarding Computation of Per Share Earnings
                      (27)  Financial Data Schedule

                  (b) Reports on Form 8-K

                  Signatures                                                                    36

                ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         AT                      AT
                                                                                      JUNE 30,               DECEMBER 31,
(In Thousands, Except Share Data)                                                       2000                    1999
---------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and due from banks                                                            $   126,028           $    154,918
Federal funds sold and repurchase agreements                                           196,270                335,653
Mortgage-backed securities available-for-sale                                        7,429,820              8,204,977
Other securities available-for-sale                                                    676,005                657,772
Mortgage-backed securities held-to-maturity (fair value of
  $985,421 and $1,071,251, respectively)                                               994,518              1,082,261
Other securities held-to-maturity (fair value of
  $770,893 and $772,356, respectively)                                                 836,714                817,696
Federal Home Loan Bank of New York stock                                               285,250                265,250
Loans held-for-sale                                                                     10,134                 11,376
Loans receivable:
  Mortgage loans, net                                                               10,663,271             10,113,216
  Consumer and other loans, net                                                        172,501                175,858
                                                                                    ----------             ----------
                                                                                    10,835,772             10,289,074
  Less allowance for loan losses                                                        78,020                 76,578
                                                                                    ----------             ----------
Total loans receivable, net                                                         10,757,752             10,212,496
Mortgage servicing rights, net                                                          45,343                 48,369
Accrued interest receivable                                                            108,187                110,668
Premises and equipment, net                                                            155,475                176,813
Goodwill                                                                               214,297                223,945
Other assets                                                                           365,206                394,342
                                                                                    ----------             ----------

Total assets                                                                       $22,200,999            $22,696,536
                                                                                    ==========             ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:

   Deposits:
     Savings                                                                       $ 2,561,748            $ 2,581,442
     Money market                                                                    1,328,380              1,165,734
     NOW and money manager                                                             954,295                877,715
     Certificates of deposit                                                         4,970,265              4,929,643
                                                                                   -----------            -----------
   Total deposits                                                                    9,814,688              9,554,534
   Reverse repurchase agreements                                                     8,101,800              9,276,800
   Federal Home Loan Bank of New York advances                                       2,010,000              1,610,058
   Other borrowings                                                                    509,612                514,663
   Mortgage escrow funds                                                               136,694                120,350
   Accrued expenses and other liabilities                                              224,107                298,219
                                                                                    ----------             ----------
Total liabilities                                                                   20,796,901             21,374,624
                                                                                    ----------             ----------

Guaranteed preferred beneficial interest in junior subordinated debentures             125,000                125,000

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- shares issued and outstanding)              -                      -
     Series B (2,000,000 shares authorized, issued and outstanding)                      2,000                  2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 shares issued; and 50,857,880 and 51,730,959 shares
     outstanding, respectively)                                                            555                    555
   Additional paid-in capital                                                          802,467                800,414
   Retained earnings                                                                   988,776                908,236
   Treasury stock (4,640,416 and 3,767,337 shares, at cost, respectively)             (157,989)              (137,071)
   Accumulated other comprehensive income:
     Net unrealized loss on securities, net of taxes                                  (325,310)              (344,198)
   Unallocated common stock held by ESOPs                                              (31,376)               (32,955)
   Unearned common stock held by RRP                                                       (25)                   (69)
                                                                                    ----------             ----------
Total stockholders' equity                                                           1,279,098              1,196,912
                                                                                    ----------             ----------

Total liabilities and stockholders' equity                                         $22,200,999            $22,696,536
                                                                                    ==========             ==========

See accompanying notes to consolidated financial statements.

                ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                    JUNE 30,                  JUNE 30,
                                                                            ---------------------       -----------------------
(In Thousands, Except Share Data)                                              2000           1999          2000          1999
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                                          $ 188,001     $ 167,919      $ 371,713    $  329,806
   Consumer and other loans                                                    4,274         4,794          8,568        10,071
   Mortgage-backed securities                                                148,001       170,988        302,025       329,865
   Other securities                                                           32,710        31,985         65,100        65,017
   Federal funds sold and repurchase agreements                                4,570         1,527          8,669         3,349
                                                                             -------       -------        -------       -------
Total interest income                                                        377,556       377,213        756,075       738,108
                                                                             -------       -------        -------       -------

Interest expense:
   Deposits                                                                  100,229        90,041        196,327       179,607
   Borrowed funds                                                            149,395       150,382        299,614       285,916
                                                                             -------       -------        -------       -------
Total interest expense                                                       249,624       240,423        495,941       465,523
                                                                             -------       -------        -------       -------
Net interest income                                                          127,932       136,790        260,134       272,585
Provision for loan losses                                                      1,005         1,032          2,005         2,093
                                                                             -------       -------        -------       -------
Net interest income after provision for loan losses                          126,927       135,758        258,129       270,492
                                                                             -------       -------        -------       -------

Non-interest income:
   Customer service and other loan fees                                       12,022         9,447         23,231        18,875
   Loan servicing fees                                                         2,426         4,073          5,542         9,322
   Net gain on sales of securities                                                 -           839              -           714
   Net gain on sales of loans                                                    178           773            295         3,046
   Net gain (loss) on disposition of banking and loan production offices       2,794             -          3,976        (1,241)
   Other                                                                         861         1,234          2,160         2,365
                                                                             -------       -------        -------       -------
Total non-interest income                                                     18,281        16,366         35,204        33,081
                                                                             -------       -------        -------       -------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                               19,504        23,352         39,796        48,044
      Employee stock plans amortization                                        1,626         2,869          3,513         5,841
      Occupancy, equipment and systems                                        13,081        13,068         27,312        27,141
      Federal deposit insurance premiums                                         523         1,068          1,040         2,397
      Advertising                                                              2,190         2,623          4,236         3,853
      Other                                                                    6,832         7,401         14,235        15,082
                                                                             -------       -------        -------       -------
   Total general and administrative                                           43,756        50,381         90,132       102,358
   Real estate operations and provision for losses, net                         (194)         (175)          (289)         (176)
   Goodwill litigation                                                         1,774         1,798          4,287         2,947
   Capital trust securities                                                    3,104             -          6,216             -
   Amortization of goodwill                                                    4,824         4,843          9,648         9,749
                                                                             -------       -------        -------       -------
Total non-interest expense                                                    53,264        56,847        109,994       114,878
                                                                             -------       -------        -------       -------
Income before income tax expense                                              91,944        95,277        183,339       188,695
Income tax expense                                                            36,084        39,555         71,982        79,519
                                                                             -------       -------        -------       -------

Net income                                                                 $  55,860     $  55,722      $ 111,357     $ 109,176
                                                                            ========      ========        =======      ========

Net income available to common shareholders                                $  54,360     $  54,222      $ 108,357     $ 106,176
                                                                            ========      ========        =======       =======

Basic earnings per common share                                            $    1.13     $    1.04      $    2.23     $    2.05
                                                                                ====          ====           ====          ====
Diluted earnings per common share                                          $    1.11     $    1.02      $    2.20     $    1.99
                                                                                ====          ====           ====          ====
Dividends per common share                                                 $    0.26     $    0.24      $    0.50     $    0.48
                                                                                ====          ====           ====          ====

Basic weighted average common shares                                      48,273,799    51,968,462     48,489,519    51,898,459
Diluted weighted average common and common equivalent shares              48,946,209    53,225,914     49,166,931    53,296,848


See accompanying notes to consolidated financial statements.

                ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000



                                                                       Additional
                                                     Preferred Common   Paid-In    Retained    Treasury
(In Thousands, Except Share Data)            Total     Stock    Stock   Capital    Earnings     Stock
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1999             $1,196,912   $2,000    $555   $800,414    $908,236   $(137,071)

Comprehensive income:

Net income                                  111,357        -       -          -     111,357           -
Other comprehensive income, net of tax:
    Net unrealized gain on securities,
     net of reclassification adjustment      18,888        -       -          -           -           -
                                          ---------
Total comprehensive income                  130,245
                                          ---------

Common stock repurchased
(1,027,946 shares)                          (26,382)       -       -          -           -     (26,382)


Dividends on common and preferred
    stock and amortization of purchase
    premium                                 (27,923)       -       -       (652)    (27,271)          -

Exercise of stock options and
    related tax benefit                       2,693        -       -        775      (3,546)      5,464

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit      3,553        -       -      1,930           -           -
                                          ---------    -----     ---    -------     -------    ---------

 Balance at June 30, 2000                $1,279,098   $2,000    $555   $802,467    $988,776   $(157,989)
                                          =========    =====     ===    =======     =======    =========



                                                         Unallocated  Unearned
                                           Accumulated     Common      Common
                                              Other         Stock      Stock
                                           Comprehensive    Held        Held
(In Thousands, Except Share Data)             Income       by ESOPs    by RRP
-----------------------------------------------------------------------------
Balance at December 31, 1999               $(344,198)     $(32,955)    $(69)

Comprehensive income:

Net income                                         -             -        -
Other comprehensive income, net of tax:
    Net unrealized gain on securities,
     net of reclassification adjustment       18,888             -        -

Total comprehensive income


Common stock repurchased
(1,027,946 shares)                                 -             -


Dividends on common and preferred
    stock and amortization of purchase
    premium                                        -             -        -

Exercise of stock options and
    related tax benefit                            -             -        -

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit           -         1,579       44
                                            ---------      --------     ----

 Balance at June 30, 2000                  $(325,310)     $(31,376)    $(25)
                                            =========      ========     ====




See accompanying notes to consolidated financial statements.

                ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         ---------------------------
(IN THOUSANDS)                                                                             2000              1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                          $   111,357         $  109,176
                                                                                       -----------        -----------
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net accretion of discounts, premiums and deferred loan fees                          (29,687)           (27,066)
      Provision for loan and real estate losses                                              1,900              2,085
      Depreciation and amortization                                                          6,550              7,083
      Net gain on sales of securities and loans                                               (295)            (3,760)
      Net gain on sales of premises and equipment                                                -               (490)
      Net (gain) loss on disposition of banking and loan production offices                 (3,976)             1,241
      Proceeds from sales of loans held-for-sale, net of originations                        4,601            127,902
      Amortization of goodwill                                                               9,648              9,749
      Allocated and earned shares from ESOPs and RRP                                         3,513              5,841
      Decrease (increase) in accrued interest receivable                                     2,481            (13,772)
      Capitalized mortgage servicing rights, net of amortization
         and valuation allowance                                                             3,026             (1,491)
      Decrease (increase) in other assets                                                    4,775             (7,498)
      Decrease in accrued expenses and other liabilities                                   (73,305)           (46,630)
                                                                                       -----------        -----------

         Net cash provided by operating activities                                          40,588            162,370
                                                                                       -----------        -----------

Cash flows from investing activities:
      Origination of loans held-for-investment, net of principal payments                 (171,324)          (706,508)
      Loan purchases through third parties                                                (386,352)          (185,627)
      Principal payments on mortgage-backed securities held-to-maturity                     88,295            211,454
      Principal payments on mortgage-backed securities available-for-sale                  816,914          1,453,234
      Purchases of mortgage-backed securities available-for-sale                                 -         (3,869,950)
      Purchases of other securities available-for-sale                                      (5,040)          (158,421)
      Proceeds from maturities of other securities available-for-sale                          219             51,520
      Proceeds from maturities of other securities held-to-maturity                            548            162,457
      Purchases of FHLB stock, net                                                         (20,000)           (50,000)
      Proceeds from sales of securities available-for-sale                                       -            169,313
      Proceeds from sales of real estate owned and investments in
        real estate, net                                                                     5,621              6,032
     Proceeds from disposition of banking and loan production offices                       21,293              4,208
     Purchases of premises and equipment, net of proceeds from sales                        (2,535)           (23,665)
                                                                                       -----------        -----------
        Net cash provided by (used in) investing activities                                347,639         (2,935,953)
                                                                                       -----------        -----------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                                   260,073            (41,816)
     Net (decrease) increase in reverse repurchase agreements                           (1,175,000)         2,735,000
     Net increase in FHLB of New York advances                                             400,000                  -
     Net decrease in other borrowings                                                       (5,530)           (32,083)
     Increase in mortgage escrow funds                                                      16,344             24,780
     Costs to repurchase common stock                                                      (26,382)           (44,319)
     Cash dividends paid to stockholders                                                   (27,923)           (28,657)
     Cash received for options exercised                                                     1,918             12,557
                                                                                       -----------        -----------
        Net cash (used in) provided by financing activities                               (556,500)         2,625,462
                                                                                       -----------        -----------
        Net decrease in cash and cash equivalents                                         (168,273)          (148,121)
     Cash and cash equivalents at beginning of period                                      490,571            393,382
                                                                                       -----------        -----------
     Cash and cash equivalents at end of period                                      $     322,298       $    245,261
                                                                                       ===========        ===========

     Supplemental disclosures:
       Cash paid during the period:
         Interest                                                                    $     507,927       $    450,217
                                                                                       ===========        ===========
       Income taxes                                                                  $      59,973       $     65,165
                                                                                       ===========        ===========
       Additions to real estate owned                                                $       5,444       $      5,812
                                                                                       ===========        ===========


     See accompanying notes to consolidated financial statements.

                ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: 1) Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal; 2) Astoria Capital Trust I; and 3) AF Insurance Agency, Inc. As used in this quarterly report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc., depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of June 30, 2000 and December 31, 1999, our results of operations for the three months and six months ended June 30, 2000 and 1999, changes in stockholders' equity for the six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 and 1999. In preparing the financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2000 and December 31, 1999, and amounts of revenues and expenses for the consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     These consolidated financial statements should be read in conjunction with our December 31, 1999 audited consolidated financial statements and related notes, included in our 1999 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE, OR EPS


     The following table is a reconciliation of basic and diluted EPS:




                                                              For the Three Months Ended June 30,
                               -----------------------------------------------------------------------------------------------
                                                      2000                                         1999
                               -----------------------------------------------------------------------------------------------
(In Thousands,                                       Average           Per Share                  Average         Per Share
Except Share Data)                      Income       Shares            Amount        Income       Shares          Amount
------------------------------------------------------------------------------------------------------------------------------
Net income                              $55,860                                      $55,722
Less: preferred stock dividends           1,500                                        1,500
                                        -------                                      -------
Basic EPS:
    Income available to common
          stockholders                   54,360     48,273,799           $1.13        54,222     51,968,462         $1.04
                                                                          ====                                       ====
Effect of dilutive unexercised
    stock options                                      672,410 (1)                                1,257,452 (2)
                                                   -----------                                  -----------
Diluted EPS:
    Income available to common
      stockholders plus assumed
       conversions                      $54,360     48,946,209           $1.11       $54,222    53,225,914          $1.02
                                         ======     ==========            ====        ======    ==========           ====




                                                                For the Six Months Ended June 30,
                               -----------------------------------------------------------------------------------------------
                                                      2000                                         1999
                               -----------------------------------------------------------------------------------------------
(In Thousands,                                       Average           Per Share                  Average         Per Share
Except Share Data)                      Income       Shares            Amount        Income       Shares          Amount
------------------------------------------------------------------------------------------------------------------------------
Net income                             $111,357                                     $109,176
Less: preferred stock dividends           3,000                                        3,000
                                       --------                                      -------
Basic EPS:
    Income available to common
          stockholders                  108,357     48,489,519           $2.23       106,176     51,898,459         $2.05
                                                                          ====                                       ====
Effect of dilutive unexercised
    stock options                                      677,412 (1)                                1,398,389 (2)
                                                  ------------                                  -----------
Diluted EPS:
    Income available to common
      stockholders plus assumed
       conversions                     $108,357     49,166,931           $2.20      $106,176     53,296,848         $1.99
                                        =======     ==========            ====       =======     ==========          ====





(1) Options to purchase 1,669,453 shares of common stock at prices between $27.88 per share and $59.75 per share were outstanding as of June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

(2) Options to purchase 353,152 shares of common stock at prices between $49.25 per share and $59.75 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

3.   GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES


     On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as the Series A Capital Securities. Effective April 26, 2000, $120.0 million aggregate liquidation amount of the Series A Capital Securities were exchanged for a like amount of 9.75% Capital Securities due November 1, 2029, Series B, also issued by Astoria Capital Trust I, referred to as the Series B Capital Securities. The Series A Capital Securities and Series B

Capital Securities have substantially identical terms except that the Series B Capital Securities have been registered with the Securities and Exchange Commission. Together they are referred to as the Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $128.9 million of our 9.75% Junior Subordinated Debentures due November 1, 2029, referred to as Junior Subordinated Debentures. The sole assets of Astoria Capital Trust I are the Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity. Proceeds from the issuance of the Junior Subordinated Debentures totaling $31.3 million were used to increase the capital level of Astoria Federal and the remaining proceeds were used primarily for the repurchase of our common stock.

     The balance outstanding on the Capital Securities was $125.0 million at June 30, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized using the straight-line method over a period of ten years. Distributions on the Capital Securities are payable semi-annually, on May 1 and November 1, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."

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

     On October 28, 1999, our wholly-owned subsidiary, Astoria Capital Trust I, issued $125.0 million of Series A Capital Securities and $3.9 million of common securities and used the proceeds to acquire $128.9 million of Junior Subordinated Debentures issued by us. See "Notes to Consolidated Financial Statements" for further discussion of the Capital Securities, Junior Subordinated Debentures and use of proceeds.

     On April 1, 2000 we established our wholly-owned subsidiary AF Insurance Agency, Inc. AF Insurance Agency, Inc. is a New York licensed life insurance and variable annuity agent and property and casualty insurance broker. Through a contractual arrangement with Treiber Insurance and IFS Agencies, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of funds is cash provided by investing activities, which includes principal and interest payments on loans, mortgage-backed securities and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $1.62 billion for the six months ended June 30, 2000 and $3.16 billion for the six months ended June 30, 1999. During the six months ended June 30, 1999, we received $169.3 million from the sale of securities. There were no sales of securities for the six months ended June 30, 2000. Typically, our other sources of funds are provided by operating and financing activities, although for the six months ended June 30, 2000 we have decreased our borrowings outstanding which has resulted in our use of funds in financing activities during this period. Net cash provided from operating activities totaled $40.6 million during the six months ended June 30, 2000 and $162.4 million during the six months ended June 30, 1999. During the six months ended June 30, 2000, net borrowings decreased $780.5 million, while net deposits increased $260.1 million. During the six months ended June 30, 1999, the net increase in borrowings totaled $2.70 billion while the net decrease in deposits totaled $41.8 million.

     Our primary use of funds in our investing activities is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, although currently our emphasis has been on the origination and purchase of mortgage loans. During the six months ended June 30, 2000, our gross originations and purchases of mortgage loans totaled $1.26 billion, compared to $2.36 billion during the six months ended June 30, 1999. This decrease was attributable to the current rising interest rate environment, which has resulted in a significant decrease in mortgage refinance activity, and our disposition of certain loan production offices in March 1999. Our purchases of other securities totaled $5.0 million during the six months ended

June 30, 2000 versus purchases of mortgage-backed and other securities of $4.03 billion during the comparable 1999 period. There were no purchases of mortgage-backed securities during the six months ended June 30, 2000, which is consistent with our decision to reduce the balance sheet during the current rising interest rate environment.


     Stockholders equity totaled $1.28 billion at June 30, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders' equity included net income of $111.4 million, an $18.9 million decrease in the unrealized loss on securities available-for-sale, net of taxes, the effect of stock options exercised and related tax benefit totaling $2.7 million and the amortization for the allocated portion of shares held by the Employee Stock Ownership Plans, or ESOPs, and the related tax benefit on the earned portion of the shares held by the Recognition and Retention Plan, or RRP, totaling $3.6 million. These increases were partially offset by repurchases of our common stock of $26.4 million and dividends declared of $27.9 million.

     On April 21, 1999, our Board of Directors approved our sixth stock repurchase plan authorizing the purchase, at management's discretion, of up to 10% of our common stock then outstanding, or 5,528,000 shares, over a two year period in open-market or privately negotiated transactions. Under this plan, 1,027,946 shares of our common stock were repurchased during the first half of 2000 at an aggregate cost of $26.4 million. To date, 5,285,146 shares have been repurchased under this plan at an aggregate cost of $185.7 million.

     On June 1, 2000, we paid a quarterly cash dividend equal to $0.26 per share on shares of our common stock outstanding as of the close of business on May 15, 2000, totaling $12.9 million. On July 19, 2000, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on September 1, 2000 to stockholders of record as of the close of business on August 15, 2000. During each of the three month periods ended June 30, 2000 and 1999, we declared cash dividends on our Series B Preferred Stock aggregating $1.5 million.

     Astoria Federal is required by the Office of Thrift Supervision, or OTS, to maintain a minimum liquidity ratio, calculated as an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. Astoria Federal's liquidity ratio was 7.01% at June 30, 2000 and 6.28% at December 31, 1999. The levels of Astoria Federal's liquid assets are dependent on Astoria Federal's operating, investing and financing activities during any given period.

     At June 30, 2000, Astoria Federal's total capital exceeded all of its regulatory capital requirements with a tangible ratio of 6.57%, leverage ratio of 6.57%, and risk-based capital ratio of 16.30%. The minimum regulatory requirements were a tangible ratio of 1.50%, leverage ratio of 4.00%, and risk-based capital ratio of 8.00%.

     On October 28, 1999, Astoria Capital Trust I issued $125.0 million of Series A Capital Securities. For further discussion of the Capital Securities see "Notes to Consolidated Financial Statements" and "General."

INTEREST RATE SENSITIVITY ANALYSIS

     As a financial institution, the primary component of our market risk is interest rate risk. Our net interest income, the primary component of our net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of our assets and the liabilities which fund them. We seek to manage interest rate risk by monitoring and controlling the variation in repricing intervals between our assets and liabilities, i.e. our interest rate sensitivity gap. We also monitor our interest rate sensitivity by analyzing the estimated changes in market value of our assets and liabilities assuming various interest rate scenarios, so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis.

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

     The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2000, that we anticipate, using certain assumptions based on our historical experience and other data available to us, to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition of the holders of the options, increase the difficulty and uncertainty in determining if and when they may be exercised. In our past experience, even though callable borrowings were at or below market rates, a significant portion were not called, and therefore, were included in the Gap Table based on their contractual maturity. The recent increases in interest rates have resulted in a majority of the holders of these call options exercising their rights. Therefore, in the June 30, 2000 Gap Table, callable borrowings have been classified according to their call dates. At June 30, 2000, callable borrowings classified according to their call dates totaled $7.09 billion, of which $3.63 billion are callable within one year and at various times thereafter. During the quarter ended June 30, 2000, $1.09 billion in borrowings were called. Of the called borrowings, $385.0 million were paid off and the remaining balance was rolled into short- and medium-term borrowings without call features. Also included in this table are $1.30 billion of callable other securities, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities, $1.23 billion are callable within one year and at various other times thereafter. The classification of these securities by maturity date is based upon our experience which, in the current rising interest rate environment, has indicated that the issuers of these securities have not been exercising their call options.

     At June 30, 2000, our interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $3.86 billion, representing a negative cumulative one-year gap of 17.40% of total assets. This compares to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $3.64 billion, representing a negative cumulative one-year gap of 16.04% of total assets at December 31, 1999, as adjusted, using the same set of assumptions which were used in the June 30, 2000 Gap Table. At December 31, 1999 with callable borrowings classified according to their contractual maturity dates, as previously reported, our net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $434.2 million, representing a positive cumulative one-year gap of 1.91% of total assets.

     Our June 30, 2000 and December 31, 1999 cumulative one-year gap positions, both as adjusted and as previously reported, reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at June 30, 2000 were classified within the one-year or less maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $2.06 billion, representing a positive cumulative one-year gap of 9.29% of total assets. Using this method at December 31, 1999, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $2.67 billion, representing a positive cumulative one-year gap of 11.78% of total assets, as adjusted, using the same set of assumptions which were used in the June 30, 2000 Gap Table. Using this method at December 31, 1999 with callable borrowings classified according to their contractual maturity dates, as previously reported, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.75 billion, representing a positive cumulative one-year gap of 29.74% of total assets. The available-for-sale securities may or may not be sold, subject to our discretion.


                                                                                 At June 30, 2000
                                          -------------------------------------------------------------------------------------
                                                             More than         More than
                                                             One Year          Three Years
                                           One Year             to                 to           More than
(Dollars in Thousands)                     or Less           Three Years       Five Years       Five Years           Total
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                    $  2,357,553      $  2,789,980      $  2,629,527      $  2,794,300      $ 10,571,360

   Consumer and other loans (1)               138,743            31,995                 -                 -           170,738
   Federal funds sold and
     repurchase agreements                    196,270                 -                 -                 -           196,270
   Mortgage-backed and other
     securities available-for-sale          2,181,203         1,718,174         1,429,330         2,777,118         8,105,825
   Mortgage-backed and other
     securities held-to-maturity              370,510           219,829           144,623         1,384,930         2,119,892
                                          -------------------------------------------------------------------------------------
Total interest-earning assets               5,244,279         4,759,978         4,203,480         6,956,348        21,164,085
Add:
   Net unamortized purchase
     premiums and deferred costs (2)           13,190            16,302            15,572            16,117            61,181
                                          -------------------------------------------------------------------------------------
Net interest-earning assets              $  5,257,469      $  4,776,280      $  4,219,052      $  6,972,465      $ 21,225,266
                                          -------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                               $    141,014      $    282,027      $    282,027      $  1,856,680      $  2,561,748
   NOW and money manager                       25,385            50,774            50,774           420,929           547,862
   Money market                             1,189,060            14,665            14,665           109,990         1,328,380
   Certificates of deposit                  2,907,403         1,299,336           734,055            29,471         4,970,265
   Borrowed funds                           4,856,561         5,154,851           610,000                 -        10,621,412
                                          -------------------------------------------------------------------------------------
Total interest-bearing liabilities       $  9,119,423      $  6,801,653      $  1,691,521      $  2,417,070      $ 20,029,667
                                          -------------------------------------------------------------------------------------
Interest sensitivity gap                 $ (3,861,954)     $ (2,025,373)     $  2,527,531      $  4,555,395      $  1,195,599
                                          -------------------------------------------------------------------------------------
Cumulative interest sensitivity gap      $ (3,861,954)     $ (5,887,327)     $ (3,359,796)     $  1,195,599
                                          -------------------------------------------------------------------------------------

Cumulative interest sensitivity gap
   as a percentage of total assets             (17.40)%          (26.52)%          (15.13)%            5.39%
Cumulative net interest-earning assets
   as a percentage of interest-bearing
        liabilities                             57.65%            63.02%            80.92%           105.97%


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

     We also monitor Astoria Federal's interest rate sensitivity through analysis of the change in the net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. Increases in the value of assets will increase the NPV whereas decreases in the value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease the NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the value of assets in the same scenario. This analysis, presented in the following table, or the NPV Table, measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The
OTS also produces a similar analysis using its own model based upon data submitted on Astoria Federal's quarterly Thrift Financial Reports, the results of which may vary from our internal model primarily because of differences in assumptions utilized between our internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates.
For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to the Gap Table were used, except for the scenarios which involve decreases in interest rates, for which we have assumed, in the NPV Table, that those borrowings with embedded call options will not be called at their next available call date.

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

     The following represents Astoria Federal's NPV Table as of June 30, 2000:



                                     Net Portfolio Value ("NPV")                      Portfolio Value of Assets
     Rates in                        ---------------------------                      -------------------------
  Basis Points              Dollar               Dollar          Percentage            NPV          Sensitivity
  (Rate Shock)              Amount               Change           Change               Ratio           Change
  ------------              ------               ------           ------               -----           ------
                                     (Dollars in Thousands)
        +200              $1,556,811           $(760,306)            (32.81)%              7.64%       (3.00)%
        +100               1,977,097            (340,020)            (14.67)               9.37        (1.27)
         -0-               2,317,117                   -                  -               10.64            -
        -100               2,918,982             601,865              25.97               12.95         2.31
        -200               2,739,227             422,110              18.22               11.93         1.29



    Our NPV ratio of 10.64% in a flat rate scenario and 7.64% in the up 200 basis point rate shock, as well as the sensitivity measure of negative 3.00% in the up 200 basis point rate shock as of June 30, 2000, have improved from the December 31, 1999 results of 9.92% NPV ratio in a flat rate scenario, 6.24% in the up 200 basis point rate shock and the sensitivity measure of negative 3.68% in the up 200 basis point rate shock. These improvements are a result of a variety of factors including: capital increases from earnings, reduction in total assets, stability of core deposits, emphasis on ARM products and reduction in callable borrowings.

     As with the Gap Table, certain shortcomings are inherent in the methodology used in the NPV Table. Modeling of changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is immediate and is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the NPV Table are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Accordingly, although the NPV measurements, in theory, may provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide for a precise forecast of the effect of changes in market interest rates on Astoria Federal's NPV and will differ from actual results.

LOAN PORTFOLIO

     The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at June 30, 2000 and December 31, 1999.

                                                     At June 30, 2000                      At December 31, 1999
                                              -------------------------------         ----------------------------
                                                                   Percent                               Percent
(Dollars in Thousands)                            Amount          of Total             Amount           of Total
-----------------------------------------------------------------------------         ----------------------------
MORTGAGE LOANS (GROSS) (1):
    One-to-four family......................   $ 9,453,529            87.69%          $ 9,018,270        88.05%
    Multi-family............................       694,203             6.44               615,438         6.01
    Commercial real estate..................       461,856             4.28               433,035         4.23
                                                ----------           ------            ----------        -----
  Total mortgage loans......................    10,609,588            98.41            10,066,743        98.29
                                                ----------           ------            ----------        -----
CONSUMER AND OTHER LOANS (GROSS)
    Home equity ............................       120,933             1.12               116,726          1.14
    Passbook ...............................         8,220             0.08                 7,481          0.07
    Other ..................................        42,574             0.39                50,697          0.50
                                                ----------           ------            ----------       -------
Total consumer and other loans..............       171,727             1.59               174,904          1.71
                                                ----------           ------            ----------       -------

TOTAL LOANS.................................    10,781,315           100.00%           10,241,647        100.00%
                                                ----------           ======            ----------        ======
LESS:
    Unamortized premiums, discounts ........
         and deferred loan costs and
          fees, net.........................        64,591                                 58,803
    Allowance for loan losses...............       (78,020)                               (76,578)
                                                ----------                             ----------
TOTAL LOANS, NET............................   $10,767,886                            $10,223,872
                                                ==========                             ==========

----------------

(1) These amounts include mortgage loans classified as held-for-sale totaling $10.1 million at June 30, 2000 and $11.4 million at December 31, 1999.

SECURITIES PORTFOLIO

     The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at June 30, 2000 and December 31, 1999.

                                                                                     At June 30, 2000
                                                ---------------------------------------------------------------------------
                                                                                Gross             Gross           Estimated
                                                             Amortized        Unrealized       Unrealized           Fair
(In Thousands)                                                 Cost             Gains             Losses            Value
---------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
      GNMA pass-through certificates                       $  115,715          $  196          $   (3,151)      $   112,760
      FHLMC pass-through certificates                         208,761           2,098              (3,961)          206,898
      FNMA pass-through certificates                          407,336           4,335              (2,612)          409,059
      REMICs and CMOs:
         Agency issuance                                    5,654,081           1,871            (396,933)        5,259,019
         Non agency issuance                                1,508,879             392             (67,187)        1,442,084
                                                            ---------           -----            ---------        ---------
   Total mortgage-backed securities                         7,894,772           8,892            (473,844)        7,429,820
                                                            ---------           -----            ---------        ---------

  Other securities:
      Obligations of the U.S.
         Government and agencies                              557,733               -             (65,331)          492,402
      Corporate debt securities                                66,296               -             (10,156)           56,140
      FNMA and FHLMC preferred stock                          147,515              34             (21,771)          125,778
      Asset-backed and other securities                         1,687               -                  (2)            1,685
                                                            ---------           -----            ---------        ---------
   Total other securities                                     773,231              34             (97,260)          676,005
                                                            ---------           -----            ---------        ---------

Total available-for-sale                                   $8,668,003          $8,926           $(571,104)       $8,105,825
                                                            =========           =====            =========        =========

HELD-TO-MATURITY:
   Mortgage-backed securities:
      GNMA pass-through certificates                       $    3,702          $  135           $      (9)       $    3,828
      FHLMC pass-through certificates                          39,821             652                (106)           40,367
      FNMA pass-through certificates                           12,380               7                (522)           11,865
      REMICs and CMOs:
         Agency issuance                                      611,792           2,645              (5,360)          609,077
         Non agency issuance                                  326,823              93              (6,632)          320,284
                                                            ---------           -----            ---------        ---------
   Total mortgage-backed securities                           994,518           3,532             (12,629)          985,421
                                                            ---------           -----            ---------        ---------

   Other securities:
      Obligations of the U.S.
        Government and agencies                               792,147               -             (65,778)          726,369
      Obligations of states and
         political subdivisions                                44,567               -                 (43)           44,524
                                                            ---------           -----            ---------        ---------
   Total other securities                                     836,714               -             (65,821)          770,893
                                                            ---------           -----            ---------        ---------

Total held-to-maturity                                     $1,831,232          $3,532            $(78,450)       $1,756,314
                                                            =========           =====             ========        =========

                                                                                    At December 31, 1999
                                                ---------------------------------------------------------------------------
                                                                                Gross             Gross           Estimated
                                                             Amortized        Unrealized       Unrealized           Fair
(In Thousands)                                                 Cost             Gains             Losses            Value
---------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates                   $     129,029       $    658          $  (3,986)      $  125,701
       FHLMC pass-through certificates                        228,904            917             (3,407)         226,414
       FNMA pass-through certificates                         443,639          6,068             (2,202)         447,505
       REMICs and CMOs:
           Agency issuance                                  6,304,417            454           (435,093)       5,869,778
           Non agency issuance                              1,604,335            366            (69,122)       1,535,579
                                                            ---------          -----           ---------       ---------
   Total mortgage-backed securities                         8,710,324          8,463           (513,810)       8,204,977
                                                            ---------          -----           ---------       ---------

   Other securities:
       Obligations of the U.S.
          Government and agencies                             547,082              -            (72,878)         474,204
       Corporate debt securities                               61,349              -             (7,168)          54,181
       FNMA and FHLMC preferred stock                         147,515             44            (20,080)         127,479
       Asset-backed and other securities                        1,907              1                  -            1,908
                                                            ---------          -----           ---------       ---------
   Total other securities                                     757,853             45           (100,126)         657,772
                                                            ---------          -----           ---------       ---------

Total available-for-sale                                $   9,468,177       $  8,508          $(613,936)      $8,862,749
                                                            =========          =====           =========       =========

HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates                   $       4,247       $    220          $      (1)      $    4,466
       FHLMC pass-through certificates                         45,287            719                (42)          45,964
       FNMA pass-through certificates                          13,083             16               (648)          12,451
       REMICs and CMOs:
           Agency issuance                                    667,249          1,308             (6,390)         662,167
           Non agency issuance                                352,395            121             (6,313)         346,203
                                                            ---------          -----            --------       ---------
   Total mortgage-backed securities                         1,082,261          2,384            (13,394)       1,071,251
                                                            ---------          -----            --------       ---------

   Other securities:
       Obligations of the U.S.
         Government and agencies                              772,584         17,384            (62,684)         727,284
Obligations of states and
         political subdivisions                                45,112              -                (40)          45,072
                                                            ---------         ------            --------       ---------
Total other securities                                        817,696         17,384            (62,724)         772,356
                                                            ---------         ------            --------       ---------

Total held-to-maturity                                     $1,899,957      $  19,768          $ (76,118)      $1,843,607
                                                            =========         ======            ========       =========

COMPARISON OF FINANCIAL CONDITION AS OF
JUNE 30, 2000 AND DECEMBER 31, 1999
AND OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2000 AND 1999

FINANCIAL CONDITION

     We continue to emphasize the origination of one-to-four family mortgage loans through our deployment of funds from mortgage loan and mortgage-backed security repayments. We continue to sell our 15-year and 30-year fixed-rate mortgage loan production, but retain for portfolio our ARM loan production. By doing so, we have and are continuing to shift our asset mix towards growth in mortgage loans, primarily ARM loans, versus growth in securities. If the current interest rate environment continues and the opportunity for asset growth with attractive interest rate spreads remains limited, we may limit our asset growth or shrink the balance sheet, as we have been doing over the past fifteen months.

     Total assets decreased $495.5 million, to $22.20 billion at June 30, 2000, from $22.70 billion at December 31, 1999. Mortgage-backed securities decreased $862.9 million to $8.42 billion at June 30, 2000, from $9.29 billion at December 31, 1999, due to principal payments of $905.2 million, slightly offset by a decrease in the net unrealized loss on securities available-for-sale of $40.4 million. Mortgage loans, net, increased $550.1 million, from $10.11 billion at December 31, 1999 to $10.66 billion at June 30, 2000. Gross mortgage loans originated and purchased during the six months ended June 30, 2000 totaled $1.26 billion, of which $871.5 million were originations and $384.5 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $2.18 billion of originations and $184.1 million of purchases during the six months ended June 30, 1999. The decrease in the mortgage loan originations was primarily a result of the general increase in market interest rates during the past year, which has significantly decreased the level of mortgage refinance activity as well as prepayments on mortgage loans and mortgage-backed securities. There were no purchases of mortgage-backed securities during the six months ended June 30, 2000.

     In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, federal funds sold and repurchase agreements decreased $139.4 million from $335.7 million at December 31, 1999, to $196.3 million at June 30, 2000. Other securities increased $37.3 million to $1.51 billion at June 30, 2000, from $1.48 billion at December 31, 1999, primarily due to the accretion of discounts on our U.S. Government and agency securities coupled with a decrease in the net unrealized loss on securities available-for-sale. Premises and equipment, net, decreased $21.3 million from $176.8 million at December 31, 1999 to $155.5 million at June 30, 2000, primarily due to the completion of the sale of the former Long Island Bancorp, Inc., or LIB, headquarters in April 2000. (See "Non-interest income.") Other assets decreased $29.1 million to $365.2 million at June 30, 2000 from $394.3 million at December 31, 1999, primarily due to the decrease in the deferred tax asset which resulted from the decrease in the net unrealized loss on securities available-for-sale and the recognition of a loss for tax purposes on the sale of the former LIB headquarters.

     Reverse repurchase agreements decreased $1.18 billion, to $8.10 billion at June 30, 2000, from $9.28 billion at December 31, 1999. Federal Home Loan Bank of New York advances increased $399.9 million to $2.01 billion at June 30, 2000 from $1.61 billion at December 31, 1999. The net decrease in borrowings is a result of the repayment of a portion of the $2.96 billion in borrowings which either matured or were called in the first half of 2000. The remaining balance of these borrowings was rolled into short- and medium-term borrowings without call features. Deposits increased $260.1 million from $9.55 billion at December 31, 1999 to $9.81 billion at June 30, 2000 primarily due to our current emphasis on deposit generation through competitive rates and new product offerings.

     Stockholders' equity totaled $1.28 billion at June 30, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders' equity included net income of $111.4 million, an $18.9 million decrease in the unrealized loss on securities available-for-sale, net of taxes, the effect of stock options exercised and related tax benefit totaling $2.7 million and the amortization for the allocated portion of shares held by the ESOPs and the related tax benefit on the earned portion of the shares held by the RRP totaling $3.6 million. These increases were partially offset by repurchases of our common stock of $26.4 million and dividends declared of $27.9 million.


RESULTS OF OPERATIONS

GENERAL

     Net income for the three months ended June 30, 2000 increased $138,000 to $55.9 million, from $55.7 million for the three months ended June 30, 1999. For the three months ended June 30, 2000, diluted earnings per common share increased to $1.11 per share, as compared to $1.02 per share for the three months ended June 30, 1999. Return on average assets increased to 1.00% for the three months ended June 30, 2000, from 0.97% for the three months ended June 30, 1999. Return on average stockholders' equity increased to 17.94% for the three months ended June 30, 2000, from 15.74% for the three months ended June 30, 1999. Return on average tangible stockholders' equity increased to 21.73% for the three months ended June 30, 2000, from 18.90% for the three months ended June 30, 1999.

     Net income for the six months ended June 30, 2000 increased $2.2 million to $111.4 million, from $109.2 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, diluted earnings per common share increased to $2.20 per share, as compared to $1.99 per share for the six months ended June 30, 1999. Return on average assets increased to 0.99% for the six months ended June 30, 2000, from 0.97% for the six months ended June 30, 1999. Return on average stockholders' equity increased to 18.29% for the six months ended June 30, 2000, from 15.27% for the six months ended June 30, 1999. Return on average tangible stockholders' equity increased to 22.31% for the six months ended June 30, 2000, from 18.35% for the six months ended June 30, 1999.

NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves. In the current rising interest rate environment, we continue to experience compression of our net interest rate spread and net interest margin.

     For the three months ended June 30, 2000, net interest income decreased $8.9 million, or 6.5%, to $127.9 million, from $136.8 million for the three months ended June 30, 1999. This decrease was the result of a decrease in the net interest rate spread to 2.04% for the three months ended June 30, 2000, from 2.24% for the three months ended June 30, 1999, partially offset by an increase in average net interest-earning assets of $312.2 million. The change in the net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 4.86% for the three months ended June 30, 2000, from 4.53% for the three months ended June 30, 1999, partially offset by an increase in the average yield on total interest-earning assets to 6.90% for the three months ended June 30, 2000, from 6.77% for the three months ended June 30, 1999. The net interest margin was 2.34% for the three months ended June 30, 2000 and 2.46% for the three months ended June 30, 1999.

     For the six months ended June 30, 2000, net interest income decreased $12.5 million, or 4.6%, to $260.1 million, from $272.6 million for the six months ended June 30, 1999. This decrease was the result of a decrease in the net interest rate spread to 2.08% for the six months ended June 30, 2000, from 2.31% for the six months ended June 30, 1999, partially offset by an increase in average net interest-earning assets of $305.7 million. The change in the net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 4.80% for the six months ended June 30, 2000, from 4.50% for the six months ended June 30, 1999, partially offset by an increase in the average yield on total interest-earning assets to 6.88% for the six months ended June 30, 2000, from 6.81% for the six months ended June 30, 1999. The net interest margin was 2.37% for the six months ended June 30, 2000 and 2.51% for the six months ended June 30, 1999.

     The increase in average net interest-earning assets for both the three and six month periods ended June 30, 2000 over the comparable 1999 periods is the result of the combined effect of an increase in average mortgage loans, a decrease in average mortgage-backed securities and a decrease in average borrowed funds. These changes are consistent with our decision to limit our balance sheet growth during the current rising interest rate environment while continuing to emphasize our origination of one-to-four family mortgage loans.

ANALYSIS OF NET INTEREST INCOME

     The following table sets forth certain information for the three and six months ended June 30, 2000 and 1999. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities for the periods shown. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include the amortization of costs, fees, premiums and discounts which are considered adjustments to interest rates.

                                                                            Three Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                               2000                                       1999
                                             -------------------------------------------------------------------------------------
                                                                            Average                                      Average
                                               Average                       Yield/       Average                         Yield/
(Dollars in Thousands)                         Balance        Interest       Cost         Balance        Interest         Cost
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                  (Annualized)                                 (Annualized)
   Interest-earning assets:
      Mortgage loans (1)                    $10,497,498        $188,001      7.16%      $ 9,397,072        $167,919       7.15%
      Consumer and other loans (1)              168,476           4,274     10.15           205,607           4,794       9.33
      Mortgage-backed securities (2)          9,045,349         148,001      6.54        10,728,117         170,988       6.38
      Other securities (2)                    1,881,543          32,710      6.95         1,824,159          31,985       7.01
      Federal funds sold and
         repurchase agreements                  292,681           4,570      6.25           127,055           1,527       4.81
                                            -----------         ------                  -----------        --------
    Total interest-earning assets            21,885,547         377,556      6.90        22,282,010         377,213       6.77
                                                                -------                                     -------
    Non-interest-earning assets                 431,402                                     812,304
                                            -----------                                 -----------
Total assets                                $22,316,949                                 $23,094,314
                                            ===========                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                               $ 2,568,512        $ 12,882      2.01%      $ 2,729,232        $ 13,682       2.01%
      Certificates of deposit                 4,947,759          69,088      5.59         4,989,725          64,427       5.16
      NOW and money manager                     949,505           1,366      0.58           902,308           1,281       0.57
      Money market                            1,300,576          16,893      5.20         1,006,389          10,651       4.23
                                             ----------         -------                  ----------         -------
      Total deposits                          9,766,352         100,229      4.11         9,627,654          90,041       3.74
      Borrowed funds                         10,762,595         149,395      5.55        11,609,953         150,382       5.18
                                             ----------         -------                  ----------         -------
    Total interest-bearing liabilities       20,528,947         249,624      4.86        21,237,607         240,423       4.53
    Non-interest-bearing liabilities            542,527         -------                     440,910         -------
                                             ----------                                  ----------
Total liabilities                            21,071,474                                  21,678,517
Stockholders' equity                          1,245,475                                   1,415,797
                                             ----------                                  ----------
Total liabilities and stockholders'
    equity                                  $22,316,949                                 $23,094,314
                                             ==========                                  ==========

    Net interest income/net interest
       rate spread                                             $127,932      2.04%                         $136,790      2.24%
                                                                =======      ====                           =======      ====

    Net interest-earning assets/net
       interest margin                      $ 1,356,600                      2.34%     $  1,044,403                      2.46%
                                             ==========                      ====       ===========                      ====
    Ratio of interest-earning assets
    to interest-bearing liabilities                1.07x                                       1.05x
                                                   =====                                       =====

---------------------------------


    (1) Mortgage, consumer and other loans include non-performing loans and exclude the allowance for loan losses.

    (2) Securities available-for-sale are reported at average amortized cost.

                                                                             Six Months Ended June 30,
                                             -------------------------------------------------------------------------------------
                                                               2000                                       1999
                                             -------------------------------------------------------------------------------------
                                                                            Average                                      Average
                                               Average                       Yield/       Average                         Yield/
(Dollars in Thousands)                         Balance        Interest       Cost         Balance        Interest         Cost
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                  (Annualized)                                 (Annualized)
   Interest-earning assets:
      Mortgage loans (1)                    $10,378,924        $371,713     7.16%       $ 9,197,773       $329,806        7.17%
      Consumer and other loans (1)              170,990           8,568    10.02            214,272         10,071        9.40
      Mortgage-backed securities (2)          9,268,270         302,025     6.52         10,282,758        329,865        6.42
      Other securities (2)                    1,865,379          65,100     6.98          1,857,263         65,017        7.00
      Federal funds sold and
         repurchase agreements                  287,291           8,669     6.03            140,340          3,349        4.77
                                            -----------        --------                 -----------        --------
    Total interest-earning assets            21,970,854         756,075     6.88         21,692,406        738,108        6.81
                                                                -------                                     -------
    Non-interest-earning assets                 428,276                                     852,637
                                            -----------                                 -----------
Total assets                                $22,399,130                                 $22,545,043
                                             ==========                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                               $ 2,570,726        $ 25,795     2.01%       $ 2,746,304       $ 27,367        1.99%
      Certificates of deposit                 4,941,800         135,722     5.49          5,005,693        129,619        5.18
      NOW and money manager                     921,348           2,683     0.58            903,735          2,529        0.56
      Money market                            1,258,047          32,127     5.11            958,097         20,092        4.19
                                            -----------         -------                 ------------      ---------
      Total deposits                          9,691,921         196,327     4.05          9,613,829        179,607        3.74
      Borrowed funds                         10,954,875         299,614     5.47         11,060,175        285,916        5.17
                                             ----------         -------                  ----------         -------
    Total interest-bearing liabilities       20,646,796         495,941     4.80         20,674,004        465,523        4.50
    Non-interest-bearing liabilities            534,376         -------                     440,911        -------
                                             ----------                                  ----------
Total liabilities                            21,181,172                                  21,114,915
Stockholders' equity                          1,217,958                                   1,430,128
                                            -----------                                 -----------
Total liabilities and stockholders'
    equity                                  $22,399,130                                 $22,545,043
                                             ==========                                  ==========

    Net interest income/net interest
       rate spread                                             $260,134     2.08%                         $272,585        2.31%
                                                                =======     ====                           =======        ====

    Net interest-earning assets/net
       interest margin                      $ 1,324,058                     2.37%      $  1,018,402                       2.51%
                                             ==========                     ====        ===========                       ====
    Ratio of interest-earning assets
     to interest-bearing liabilities               1.06x                                       1.05x
                                                   =====                                       =====


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

                                                     Three Months Ended June 30, 2000      Six Months Ended June 30, 2000
                                                              Compared to                          Compared to
                                                     Three Months Ended June 30, 1999      Six Months Ended June 30, 1999
                                                     ---------------------------------------------------------------------------
(In Thousands)                                          Increase (Decrease)                     Increase (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
                                                    Volume           Rate       Net          Volume          Rate          Net
                                                    ------           ----       ---          ------          ----          ---
Interest-earning assets:
   Mortgage loans  ........................      $  19,845     $     237     $ 20,082       $ 41,912      $     (5)     $ 41,907
   Consumer and other loans................           (916)          396         (520)        (1,634)          131        (1,503)
   Mortgage-backed securities..............        (27,218)        4,231      (22,987)       (28,484)          644       (27,840)
   Other securities........................          1,000          (275)         725            163           (80)           83
   Federal funds sold and repurchase
      agreements...........................          2,475           568        3,043          4,248         1,072         5,320
                                                   -------        ------       ------        -------         -----       -------

Total......................................         (4,814)        5,157          343         16,205         1,762        17,967
                                                   -------        ------       ------        -------         -----       -------

Interest-bearing liabilities:
   Savings  ...............................           (800)            -         (800)        (1,596)           24        (1,572)
   Certificates of deposit ................           (556)        5,217        4,661           (291)        6,394         6,103
   NOW and money manager...................             63            22           85             55            99           154
   Money market ...........................          3,498         2,744        6,242          7,073         4,962        12,035
   Borrowed funds..........................        (11,354)       10,367         (987)          (408)       14,106        13,698
                                                   -------        ------       ------        -------        ------       -------
Total......................................         (9,149)       18,350        9,201          4,833        25,585        30,418
                                                   -------        ------       ------        -------        ------       -------

Net change in net interest
   income..................................     $    4,335      $(13,193)    $ (8,858)      $ 11,372      $(23,823)     $(12,451)
                                                   =======        ======       ======        =======       =======       =======




INTEREST INCOME



    Interest income for the three months ended June 30, 2000 increased $343,000 to $377.6 million, from $377.2 million for the three months ended June 30, 1999. This increase was the result of an increase in the average yield on interest-earning assets to 6.90% for the three months ended June 30, 2000, from 6.77% for the three months ended June 30, 1999, partially offset by a $396.5 million decrease in average interest-earnings assets to $21.89 billion for the three months ended June 30, 2000, from $22.28 billion for the three months ended June 30, 1999. The decrease in average interest-earning assets was primarily due to decreases in the average balance of mortgage-backed securities resulting from principal repayments, partially offset by increases in the average balance of mortgage loans. The net decrease and shift in assets reflect our decision to reduce the balance sheet while continuing our emphasis on one-to-four family mortgage lending.

     Interest income on mortgage loans increased $20.1 million to $188.0 million for the three months ended June 30, 2000, from $167.9 million for the three months ended June 30, 1999, which was the result of an increase in the average balance of $1.10 billion, coupled with a slight increase in the average yield on mortgage loans to 7.16% for the three months ended June 30, 2000, from 7.15% for the three months ended June 30, 1999. The increase in the average balance of mortgage loans reflects our continued emphasis on the origination of primarily one-to-four family residential mortgage loans. Although interest rates have increased from the comparable 1999 period, we experienced only a slight increase in the average yield on mortgage loans. The rising interest rate environment has created a shift in consumer demand from fixed rate products to adjustable rate products which we currently offer at rates below their fully indexed rate for an introductory period which generally runs from three to five years. Accordingly, the impact of rising rates has not yet been fully reflected in the overall average yield on our mortgage loan portfolio. Interest income on consumer and other loans decreased $520,000 resulting from a decrease in the average balance of $37.1 million, partially offset by an increase in the yield to 10.15% for the three months ended June 30, 2000, from 9.33% for the three months ended June 30, 1999.

     Interest income on mortgage-backed securities decreased $23.0 million to $148.0 million for the three months ended June 30, 2000, from $171.0 million for the three months ended June 30, 1999. This decrease was the result of a $1.68 billion decrease in the average balance of this portfolio, partially offset by an increase in the average yield to 6.54% for the three months ended June 30, 2000 from 6.38% for three months ended June 30, 1999. Interest income on other securities increased $725,000 to $32.7 million for the three months ended June 30, 2000, from $32.0 million for the three months ended June 30, 1999. This was the result of an increase in the average balance of this portfolio of $57.4 million, partially offset by a decrease in the average yield to 6.95% for the three months ended June 30, 2000, from 7.01% for the three months ended June 30, 1999. Interest income on federal funds sold and repurchase agreements increased $3.0 million as a result of an increase in the average balance of $165.6 million, coupled with an increase in the average yield to 6.25% for the three months ended June 30, 2000, from 4.81% for the three months ended June 30, 1999. The significant increase in the average yield on federal funds sold and repurchase agreements is the result of rising interest rates.

     For the six months ended June 30, 2000, interest income increased $18.0 million, or 2.4%, to $756.1 million, from $738.1 million for the six months ended June 30,1999. This increase was the result of a $278.4 million increase in average interest-earning assets to $21.97 billion for the six months ended June 30, 2000, from $21.69 billion for the comparable period in 1999, coupled with an increase in the average yield on interest-earning assets to 6.88% for the six months ended June 30, 2000, from 6.81% for the six months ended June 30, 1999.

     Interest income on mortgage loans increased $41.9 million to $371.7 million for the six months ended June 30, 2000, from $329.8 million for the six months ended June 30, 1999, which was the result of an increase in the average balance of $1.18 billion, slightly offset by a decrease in the average yield on mortgage loans to 7.16% for the six months ended June 30, 2000, from 7.17% for the comparable period in 1999. Interest income on consumer and other loans decreased $1.5 million resulting from a decrease in the average balance of $43.3 million, partially offset by an increase in the average yield to 10.02% for the six months ended June 30, 2000, from 9.40% for the six months ended June 30, 1999.

     Interest income on mortgage-backed securities decreased $27.9 million to $302.0 million for the six months ended June 30, 2000, from $329.9 million for the six months ended June 30, 1999. This decrease was the result of a $1.01 billion decrease in the average balance of the portfolio, partially offset by an increase in the average yield to 6.52% for the six months ended June 30, 2000, from 6.42% for the six months ended June 30, 1999. Interest income on other securities increased $83,000 resulting from an increase in the average balance of $8.1 million, partially offset by a decrease in the average yield to 6.98% for the six months ended June 30, 2000, from 7.00% for the comparable period in 1999. Interest income on federal funds sold and repurchase agreements increased $5.4 million to $8.7 million for the six months ended June 30, 2000, from $3.3 million for the six months ended June 30, 2000, as a result of an increase in the average balance of $147.0 million, coupled with an increase in the average yield to 6.03% for the six months ended June 30, 2000, from 4.77% for the six months ended June 30, 1999.

INTEREST EXPENSE

     Interest expense for the three months ended June 30, 2000 increased $9.2 million, to $249.6 million, from $240.4 million for the three months ended June 30, 1999. This increase was attributable to an increase in the average cost of interest-bearing liabilities to 4.86% for the three months ended June 30, 2000, from 4.53% for the three months ended June 30, 1999, partially offset by a decrease in the average balance of interest-bearing liabilities of $708.7 million, to $20.53 billion for the three months ended June 30, 2000, from $21.24 billion for the three months ended June 30, 1999. The decrease in average interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits. The increase in the overall average cost of our interest-bearing liabilities reflects the higher interest rate environment that has prevailed since the middle of 1999.

     Interest expense on borrowings decreased $987,000, to $149.4 million for the three months ended June 30, 2000, from $150.4 million for the three months ended June 30, 1999. This decrease was attributable to a decrease in the average balance of borrowings of $847.4 million, offset by an increase in the average cost of borrowings to 5.55% for the three months ended June 30, 2000, from 5.18% for the three months ended June 30, 1999. Previous asset growth was primarily funded through callable borrowings which, in a lower interest rate environment, was the most cost effective way to fund our growth. The rising interest rate environment has resulted in most of our borrowings being called upon reaching their call dates. While a portion of the called borrowings are being repaid, which is consistent with our decision to reduce the balance sheet during the current rising interest rate environment, the remainder are being rolled over into short- and medium-term borrowings without call features at higher rates.

     Interest expense on deposits increased $10.2 million to $100.2 million for the three months ended June 30, 2000, from $90.0 million for the three months ended June 30, 1999, reflecting an increase in the average cost of deposits to 4.11% for the three months ended June 30, 2000 from 3.74% for the three months ended June 30, 1999, coupled with an increase in the average balance of total deposits of $138.7 million. The increases in the average balance of total deposits and average cost of deposits were driven by increases in our money market accounts. Interest expense on money market accounts increased $6.2 million to $16.9 million for the three months ended June 30, 2000, from $10.7 million for the three months ended June 30, 1999, as a result of an increase in the average balance of $294.2 million, coupled with an increase in the average cost to 5.20% for the three months ended June 30, 2000, from 4.23% for the three months ended June 30, 1999. Interest is paid on money market accounts on a tiered basis with 88.3% of the total balances in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers.

     Interest expense on savings accounts decreased $800,000 as a result of a decrease in the average balance of $160.7 million. Interest expense on certificates of deposit increased $4.7 million as a result of an increase in the average cost to 5.59% for the three months ended June 30,

2000 from 5.16% for the three months ended June 30, 1999, partially offset by a decrease in the average balance of $42.0 million. The increase in the average cost of certificates of deposit reflects our commitment to offer competitive rates to our customers. Interest expense on NOW and money manager accounts increased $85,000 mainly due to an increase in the average balance of $47.2 million.

     Interest expense for the six months ended June 30, 2000 increased $30.4 million, to $495.9 million, from $465.5 million for the six months ended June 30,1999. This increase was the result of an increase in the average cost of these liabilities to 4.80% for the six months ended June 30, 2000, from 4.50% for the six months ended June 30, 1999, coupled with changes in the average balances of interest-bearing liabilities.

     Interest expense on borrowed funds for the six months ended June 30, 2000 increased $13.7 million, to $299.6 million, from $285.9 million for the six months ended June 30, 1999, resulting from an increase in the average cost of borrowings to 5.47% for the six months ended June 30, 2000, from 5.17% for the comparable 1999 period, partially offset by a decrease in the average balance of $105.3 million.

     Interest expense on deposits increased $16.7 million, to $196.3 million for the six months ended June 30, 2000, from $179.6 million for the six months ended June 30,1999, reflecting an increase in the average cost of deposits to 4.05% for the six months ended June 30, 2000, from 3.74% for the same period in 1999, coupled with an increase in the average balance of total deposits of $78.1 million. Interest expense on money market accounts increased $12.0 million reflecting an increase in the average balance of $300.0 million, coupled with an increase in the average cost to 5.11% for the six months ended June 30, 2000, from 4.19% for the 1999 comparable period.

     Interest expense on savings accounts decreased $1.6 million which was attributable to a decrease in the average balance of $175.6 million offset slightly by an increase in the average cost to 2.01% for the six months ended June 30, 2000, from 1.99% for the six months ended June 30, 1999. Interest expense on certificates of deposit increased $6.1 million resulting from an increase in the average cost to 5.49% for the six months ended June 30, 2000, from 5.18% for the six months ended June 30, 1999, slightly offset by a decrease in the average balance of $63.9 million. Interest expense on NOW and money manager accounts increased $154,000 as a result of an increase in the average cost to 0.58% for the six months ended June 30, 2000, from 0.56% for the same period in 1999, coupled with an increase in the average balance of $17.6 million.

PROVISION FOR LOAN LOSSES

     Provision for loan losses totaled $1.0 million for both the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000, provision for loan losses totaled $2.0 million compared to $2.1 million for the same period in 1999. The allowance for loan losses increased to $78.0 million at June 30, 2000, from $76.6 million at December 31, 1999. The increase in the allowance for loan losses in part reflects the overall increase in our loan portfolio despite the continued improvement of our asset quality. Net loan charge-offs totaled $358,000 for the three months ended June 30, 2000 and $563,000 for the six months ended June 30, 2000. Non-performing loans decreased $14.2 million to $39.2 million at June 30, 2000, from $53.4 million at December 31, 1999. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans to 198.96% at June 30, 2000, from 143.49% at December 31, 1999. The allowance for loan losses as a percentage of total loans decreased slightly from 0.75% at December 31, 1999 to 0.72% at June 30, 2000 primarily due to an increase of $539.7 million in gross total loans from December 31, 1999 to June 30, 2000. For further discussion of non-performing loans, see "Asset Quality."

NON-INTEREST INCOME

      Non-interest income for the quarter ended June 30, 2000 increased $1.9 million to $18.3 million, from $16.4 million for the quarter ended June 30, 1999 and $2.1 million to $35.2 million for the six months ended June 30, 2000 from $33.1 million for the six months ended June 30, 1999. Customer service and other loan fees totaled $12.0 million for the three months ended June 30, 2000 and $23.2 million for the six months ended June 30, 2000, compared to $9.4 million for the three months ended June 30, 1999 and $18.9 million for the six months ended June 30, 1999. This increase is due in part to increases in customer service fees during the third quarter of 1999. Loan servicing fees totaled $2.4 million for the three months ended June 30, 2000 and $5.5 million for the six months ended June 30, 2000, compared to $4.1 million for the three months ended June 30, 1999 and $9.3 million for the six months ended June 30, 1999. Loan servicing fees include all contractual and ancillary servicing revenue we receive, net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The decrease in loan servicing fees for the three months ended June 30, 2000 was the result of a decrease in the recovery of a portion of the valuation allowance for mortgage servicing rights of $1.3 million and a decrease in fees received of $950,000, partially offset by a decrease in the amortization of mortgage servicing rights of $585,000, as compared to the corresponding period in 1999. The decrease in loan servicing fees for the six months ended June 30, 2000 was the result of a decrease in the recovery of a portion of the valuation allowance for mortgage servicing rights of $2.8 million and a decrease in fees received of $2.3 million, partially offset by a decrease in the amortization of mortgage servicing rights of $1.3 million, as compared to the six months ended June 30, 1999. The decrease in fees received is due to a decrease in the balance of loans serviced for others from $4.70 billion at June 30, 1999 to $4.18 billion at June 30, 2000, and the decrease in the amortization of mortgage servicing rights is due to the decrease in prepayments and refinance activity which is a result of the current interest rate environment.

     Net gains on sales of loans totaled $178,000 for the three months ended June 30, 2000 and $295,000 for the six months ended June 30, 2000, compared to $773,000 for the three months ended June 30, 1999 and $3.0 million for the six months ended June 30, 1999. Net gain on disposition of banking and loan production offices, or LPOs, totaled $2.8 million for the three months ended June 30, 2000 and $4.0 million for the six months ended June 30, 2000, compared to a net loss of $1.2 million for the six months ended June 30, 1999. We recorded a net gain of $2.8 million during the second quarter of 2000 related to the sale of the former LIB headquarters and a net gain of $1.2 million during the first quarter related to the sale of a former Long Island Savings Bank banking office. The net loss of $1.2 million in the first quarter of 1999 resulted from the closing and disposition of certain LPOs.

NON-INTEREST EXPENSE

     Non-interest expense for the quarter ended June 30, 2000 was $53.3 million, a decrease of $3.5 million, from $56.8 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, non-interest expense decreased $4.9 million to $110.0 million, from $114.9 million for the six months ended June 30, 1999. General and administrative expense decreased $6.6 million to $43.8 million for the second quarter of 2000, from $50.4 million for the comparable 1999 period. For the six months ended June 30, 2000, general and administrative expense decreased $12.3 million to $90.1 million, from $102.4 million for the comparable 1999 period.

     Compensation and benefits totaled $19.5 million for the three months ended June 30, 2000 and $39.8 million for the six months ended June 30, 2000, compared to $23.4 million for the three months ended June 30, 1999 and $48.0 million for the six months ended June 30, 1999. These decreases are primarily attributable to reductions in commissions expense due to decreased mortgage origination volume. Employee stock plans amortization expense totaled $1.6 million for the three months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2000, compared to $2.9 million for the three months ended June 30, 1999 and $5.8 million for the six months ended June 30, 1999. The decrease in employee stock plans amortization expense is due primarily to the effect of the lower average market value of our common stock on ESOP expense.

     Goodwill litigation expense was $1.8 million for the three months ended June 30, 2000 and 1999 and $4.3 million for the six months ended June 30, 2000, compared to $2.9 million for the six months ended June 30, 1999. Non-interest expense includes $3.1 million for the quarter ended June 30, 2000 and $6.2 million for the six months ended June 30, 2000 of capital trust securities expense related to the issuance of $125.0 million of Capital Securities by our wholly-owned subsidiary, Astoria Capital Trust I, in the fourth quarter of 1999. For further discussion of the Capital Securities, see "Notes to Consolidated Financial Statements" and "Liquidity and Capital Resources." The Company's percentage of general and administrative expense to average assets improved to 0.78% for the three months ended June 30, 2000 and 0.80% for the six months ended June 30, 2000, from 0.87% for the three months ended June 30, 1999 and 0.91% for the six months ended June 30, 1999. The efficiency ratios also improved to 30.51% for the three months ended June 30, 2000 and 30.93% for the six months ended June 30, 2000, from 33.08% for the three months ended June 30, 1999 and 33.48% for the six months ended June 30, 1999.

INCOME TAX EXPENSE

     For the quarter ended June 30, 2000, income tax expense was $36.1 million, representing an effective tax rate of 39.2%, as compared to $39.6 million, representing an effective tax rate of 41.5%, for the quarter ended June 30, 1999. For the six months ended June 30, 2000, income tax expense was $72.0 million, representing an effective tax rate of 39.3%, as compared to $79.5 million, representing an effective tax rate of 42.1%, for the six months ended June 30, 1999. The decrease in our effective tax rate was attributable to a tax benefit derived from a 1999 corporate restructuring of certain subsidiaries of Astoria Federal.

CASH EARNINGS

     Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.06 billion at June 30, 2000, compared to $973.0 million at December 31, 1999. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

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

     We believe that cash earnings and cash returns on average tangible equity reflect our ability to generate tangible capital that can be leveraged for future growth. Cash earnings totaled $62.3 million for the three months ended June 30, 2000 and $124.5 million for the six months ended June 30, 2000. Cash earnings for the three months ended June 30, 1999 totaled $64.4 million and for the six months ended June 30, 1999 totaled $126.7 million. Cash return on average tangible equity was 24.24% for the second quarter of 2000 and 21.85% for the second quarter of 1999. Cash return on average assets was 1.12% for the quarters ended June 30, 2000 and 1999. Cash return on average tangible equity was 24.95% for the six months ended June 30, 2000 and 21.30% for the six months ended June 30, 1999. Cash return on average assets was 1.11% for the period ended June 30, 2000 and 1.12% for the same period in 1999. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio improved to 0.76% for the three months ended June 30, 2000 as compared to 0.82% for the three months ended June 30, 1999. The cash efficiency ratio improved to 29.38% for the second quarter of 2000 from 31.19% for the second quarter of 1999. For the six months ended June 30, 2000, the cash general and administrative expense to average assets ratio was 0.77% as compared to 0.86% for the comparable 1999 period. The cash efficiency ratio was 29.73% for the six months ended June 30, 2000 versus 31.57% for the six months ended June 30, 1999.

     Presented below are our Condensed Consolidated Schedules of Cash Earnings for the three and six months ended June 30, 2000 and 1999.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULES OF CASH EARNINGS
(In Thousands, Except Per Share Data)

                                                                Three Months Ended           Six Months Ended
                                                                       June 30,                   June 30,
                                                              -------------------------     --------------------
                                                                2000            1999         2000           1999
                                                                ----            ----         ----           ----
Net income                                                     $55,860       $55,722       $111,357     $109,176
Add back:
   Employee stock plans amortization expense                     1,626         2,869          3,513        5,841
   Amortization of goodwill                                      4,824         4,843          9,648        9,749
   Income tax benefit on amortization expense of
      earned portion of RRP stock                                   13           968             26        1,935
                                                               -------       -------       --------     --------
   Cash earnings                                                62,323        64,402        124,544      126,701

Preferred dividends declared                                    (1,500)       (1,500)        (3,000)      (3,000)
                                                               --------      --------      ---------    ---------
Cash earnings available to common shareholders                 $60,823       $62,902       $121,544     $123,701
                                                               =======       =======       ========     ========

Basic cash earnings per common share (1)                       $  1.26       $  1.21       $   2.51     $   2.38
                                                                ======        ======        =======     ========
Diluted cash earnings per common share (1)                     $  1.24       $  1.18       $   2.47     $   2.32
                                                                ======        ======        =======     ========

--------------------

(1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Income.


ASSET QUALITY

     One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped strengthen our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, maintaining sound credit standards for new loan originations and a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1995 through June 30, 2000. Non-performing assets decreased from $58.4 million at December 31, 1999 to $43.8 million at June 30, 2000. The ratio of non-performing assets to total assets decreased from 0.26% at December 31, 1999 to 0.20% at June 30, 2000. The following table shows a comparison of delinquent loans as of June 30, 2000 and December 31, 1999.

                                                                         Delinquent Loans
                                                                         ----------------



                                             At June 30, 2000                                   At December 31, 1999
                                -----------------------------------------------    -----------------------------------------------
                                    60-89 Days             90 Days or More              60-89 Days           90 Days or More
                                ------------------      -----------------------    ----------------------   ----------------------
                                Number  Principal       Number      Principal      Number     Principal     Number      Principal
                                  of    Balance           of        Balance         of        Balance         of        Balance
(Dollars in Thousands)          Loans   of Loans        Loans       of Loans       Loans      of Loans      Loans       of Loans
----------------------          -----------------      ------------------------    ----------------------   ----------------------
One-to-four family...........     25     $  651         299         $35,293         45         $2,202        390       $48,610
Multi-family.................      1         84           2             992          -              -          5           802
Commercial real estate.......      1        427           6           1,940          3          2,369          8         2,331
Consumer and other loans.....    146        849         101             989        162          1,033        148         1,626
                                 ---      -----        ----          ------        ---          -----        ---        ------

Total delinquent loans.......    173     $2,011         408         $39,214        210         $5,604        551       $53,369
                                 ===      =====         ===          ======        ===          =====        ===        ======
Delinquent loans to total
    loans....................              0.02%                       0.36%                     0.05%                    0.52%




     The following table sets forth information regarding non-performing assets at June 30, 2000 and December 31, 1999. In addition to the non-performing loans, we had approximately $2.0 million of potential problem loans at June 30, 2000 and $5.6 million at December 31, 1999. Such loans are 60-89 days delinquent as shown above.

                              Non-Performing Assets
                              ---------------------

                                                                                At                  At
                                                                             June 30,           December 31,
                                                                               2000                 1999
                                                                          ------------        --------------
                                                                                (Dollars in Thousands)
   Non-accrual delinquent mortgage loans (1)................                  $36,398              $48,830
   Non-accrual delinquent consumer and other loans..........                      989                1,626
   Mortgage loans delinquent 90 days or more and
     still accruing interest (2)............................                    1,827                2,913
                                                                              -------              -------
        Total non-performing loans..........................                   39,214               53,369
                                                                               ------               ------

   Real estate owned, net (3)...............................                    4,615                5,080
                                                                              -------               ------
        Total non-performing assets.........................                  $43,829              $58,449
                                                                               ======               ======

Allowance for loan losses to non-performing loans............                  198.96%              143.49%
Allowance for loan losses to total loans.....................                    0.72%                0.75%

--------------------

(1)  Consists primarily of loans secured by one-to-four family properties.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by multi-family and commercial properties.

(3) Real estate we acquired as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated selling costs.

     If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income of $1.6 million for the six months ended June 30, 2000 and $3.8 million for the year ended December 31, 1999 on these loans. Actual payments recorded to interest income on non-accrual loans totaled $644,000 for the six months ended June 30, 2000 and $1.9 million for the year ended December 31, 1999.

     Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $5.8 million at June 30, 2000 and $6.7 million at December 31, 1999.

     The following table sets forth the change in allowance for loan losses.

  (In Thousands)
  Allowance for Loan Losses:
    Balance at December 31, 1999.............................................         $76,578
         Provision charged to operations.....................................           2,005
         Charge-offs:
                One-to-four family...........................................            (800)
                Multi-family.................................................              (8)
                Commercial...................................................               -
                Consumer and other...........................................            (946)
                                                                                      -------
         Total charge-offs...................................................          (1,754)
                                                                                      --------

         Recoveries:
                One-to-four family...........................................             384
                Multi-family.................................................             136
                Commercial...................................................             465
                Consumer and other ..........................................             206
                                                                                      -------
         Total recoveries....................................................           1,191
                                                                                      -------
         Total net charge-offs...............................................            (563)
                                                                                      -------
    Balance at June 30, 2000.................................................         $78,020
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

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," or SFAS No. 138. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 will be adopted concurrently with SFAS No. 133. We believe the implementation of SFAS No. 133 and SFAS No. 138 will not have a material impact on our financial condition.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a description of our quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis."

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     With respect to the action entitled Ronnie Weil, also known as Ronnie Moore, for Herself and on Behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Banks, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., which is pending in the United States District Court for the Eastern District of New York, discovery has commenced. On February 28, 2000, Astoria Federal, as successor to The Long Island Savings Bank, FSB, on behalf of itself and the former directors of The Long Island Savings Bank, FSB, filed a motion to bifurcate discovery such that discovery with respect to class certification issues would proceed and other merit discovery would be held in abeyance until such time as the Plaintiffs were certified as a proper class. On April 11, 2000, the Court denied such motion and ordered that discovery proceed according to the following schedule. Defendants' depositions of the putative class Plaintiffs were to be completed by May 15, 2000. Written responses to Plaintiffs' discovery requests were to be provided by June 2, 2000, with document discovery made available by June 9, 2000. Depositions of the Defendants and discovery from non-parties would commence on the later of June 19, 2000 or two weeks after Plaintiffs transmit their class certification moving papers to Defendants' counsels. A conference with the Court was also ordered to be held on August 11, 2000.

     The Defendants have completed depositions of the putative class Plaintiffs, responded to Plaintiffs' discovery requests and made document discovery available. Plaintiffs, on or about May 24, 2000, transmitted their class certification moving papers to Defendants' counsels and the depositions of the Defendants have commenced. We, on or about July 14, 2000, transmitted to Plaintiffs' counsel our response to Plaintiffs' motion, among other things, objecting to certification of Plaintiffs' putative class.

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

     In the case of Leonard Minzer, et ano. v. Gerard C. Keegan, et al. which had been commenced on July 18, 1997 in the United States District Court for the Eastern District of New York against The Greater New York Savings Bank, referred to as The Greater, The Greater's directors and certain of its executive officers, Astoria Federal and Astoria Financial Corporation, the United States Court of Appeals for the Second Circuit on July 10, 2000 affirmed the District Court's earlier ruling dismissing Plaintiffs' second amended complaint. The Plaintiffs have filed a petition for rehearing and suggestion for In Banc with the United States Court of Appeals for the Second Circuit. That request is pending.

     For further information regarding legal proceedings see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not Applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of shareholders was held on May 17, 2000, referred to as the Annual Meeting.

     At the Annual Meeting, our shareholders elected Gerard C. Keegan, Andrew
M. Burger, Denis J. Connors, Thomas J. Donahue and Donald D. Wenk as directors each to serve for a three year term and, in any case, until the election and qualification of their respective successors. In addition, the shareholders ratified our appointment of KPMG LLP as our independent auditors for our 2000 fiscal year.

     The number of votes cast as to each matter acted upon the Annual Meeting was as follows:

     (a)      Election of Directors:
                                                                For                      Withheld
                                                                ---                      --------
              Gerard C. Keegan                              43,355,752                  1,575,201
              Andrew M. Burger                              43,479,187                  1,451,766
              Denis J. Connors                              43,471,534                  1,459,419
              Thomas J. Donahue                             43,477,755                  1,453,198
              Donald D. Wenk                                43,455,364                  1,475,589

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.

     (b) Ratification of the appointment of KPMG LLP as independent auditors of Astoria Financial Corporation for our 2000 fiscal year:

                                    For:                       44,509,035
                                    Against:                      323,771
                                    Abstained:                     98,147

         There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5.       OTHER INFORMATION

     Effective April 19, 2000, William J. Fendt retired from our Board of Directors after reaching mandatory retirement age. Effective upon his retirement, the Board reduced its number from fourteen directors to thirteen directors.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits

                  11.    Statement Regarding Computation of Per Share Earnings.
                  27.    Financial Data Schedule.

              (b) Reports on Form 8-K

                   1. Form 8-K dated April 12, 2000 which extended the response date for the exchange of the Series A Capital Securities of Astoria Capital Trust I to Series B Capital Securities.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Astoria Financial Corporation

Dated:   August 11, 2000                                    By:   /s/    Monte N. Redman
         ---------------                                       --------------------------------
                                                                         Monte N. Redman
                                                                         Executive Vice President
                                                                         and Chief Financial Officer
                                                                         (Principal Accounting Officer)

                                 Exhibit Index


Exhibit No                                   Identification of Exhibit
----------                                   -------------------------
     11.                                Statement Regarding Computation of Per Share Earnings

     27.                                Financial Data Schedule