Form 10-Q
period 2000-09-30
ASTORIA FINANCIAL CORP
filed 2000-11-13
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

                         YES     X         NO
                              -------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Classes of Common Stock                 Number of Shares Outstanding, October 31, 2000
         -----------------------                 ----------------------------------------------

              .01 Par Value                                          49,881,861
              -------------                                          ----------

                         PART I -- FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----

Item 1.      Financial Statements

             Consolidated Statements of Financial Condition at September 30, 2000            2
             and December 31, 1999.

             Consolidated Statements of Income for the Three Months and                      3
             Nine Months Ended September 30, 2000 and September 30, 1999.

             Consolidated Statement of Changes in Stockholders' Equity for the               4
             Nine Months Ended September 30, 2000.

             Consolidated Statements of Cash Flows for the Nine Months                       5
             Ended September 30, 2000 and September 30, 1999.

             Notes to Consolidated Financial Statements.                                     6

Item 2.      Management's Discussion and Analysis of Financial Condition and                 8
             Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.                    35

                          PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                                              35

Item 2.      Changes in Securities and Use of Proceeds                                      36

Item 3.      Defaults Upon Senior Securities                                                36

Item 4.      Submission of Matters to a Vote of Security Holders                            36

Item 5.      Other Information                                                              36

Item 6.      Exhibits and Reports on Form 8-K                                               36

             (a)  Exhibits
                 (11)  Statement Regarding Computation of Per Share Earnings
                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K

             Signatures                                                                     37

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      AT                AT
                                                                                 SEPTEMBER 30,      DECEMBER 31,
(In Thousands, Except Share Data)                                                    2000              1999
----------------------------------------------------------------------------------------------------------------
Assets
------
Cash and due from banks                                                        $    127,678      $    154,918
Federal funds sold and repurchase agreements                                        368,476           335,653
Mortgage-backed securities available-for-sale                                     7,106,229         8,204,977
Other securities available-for-sale                                                 693,279           657,772
Mortgage-backed securities held-to-maturity (fair value of
  $926,240 and $1,071,251, respectively)                                            930,435         1,082,261
Other securities held-to-maturity (fair value of
  $783,586 and $772,356, respectively)                                              838,790           817,696
Federal Home Loan Bank of New York stock                                            285,250           265,250
Loans held-for-sale                                                                  10,131            11,376
Loans receivable:
  Mortgage loans, net                                                            10,905,182        10,113,216
  Consumer and other loans, net                                                     180,581           175,858
                                                                               ------------      ------------
                                                                                 11,085,763        10,289,074
  Less allowance for loan losses                                                     78,957            76,578
                                                                               ------------      ------------
Total loans receivable, net                                                      11,006,806        10,212,496
Mortgage servicing rights, net                                                       43,730            48,369
Accrued interest receivable                                                         116,098           110,668
Premises and equipment, net                                                         155,061           176,813
Goodwill                                                                            209,473           223,945
Other assets                                                                        310,362           394,342
                                                                               ------------      ------------

Total assets                                                                   $ 22,201,798      $ 22,696,536
                                                                               ============      ============

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
  Deposits:
   Savings                                                                     $  2,497,295      $  2,581,442
   Money market                                                                   1,421,439         1,165,734
   NOW and money manager                                                            956,942           877,715
   Certificates of deposit                                                        4,975,838         4,929,643
                                                                               ------------      ------------
  Total deposits                                                                  9,851,514         9,554,534
  Reverse repurchase agreements                                                   7,935,000         9,276,800
  Federal Home Loan Bank of New York advances                                     2,010,000         1,610,058
  Other borrowings                                                                  506,638           514,663
  Mortgage escrow funds                                                             143,980           120,350
  Accrued expenses and other liabilities                                            264,585           298,219
                                                                               ------------      ------------
Total liabilities                                                                20,711,717        21,374,624
                                                                               ------------      ------------

Guaranteed preferred beneficial interest in junior subordinated debentures          125,000           125,000

Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (325,000 shares authorized and -0- shares issued and outstanding)            --                --
   Series B (2,000,000 shares authorized, issued and outstanding)                     2,000             2,000
  Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 shares issued; and 50,131,861 and 51,730,959 shares
   outstanding, respectively)                                                           555               555
  Additional paid-in capital                                                        803,589           800,414
  Retained earnings                                                               1,027,799           908,236
  Treasury stock (5,366,435 and 3,767,337 shares, at cost, respectively)           (182,865)         (137,071)
  Accumulated other comprehensive income:
   Net unrealized loss on securities, net of taxes                                 (255,282)         (344,198)
  Unallocated common stock held by ESOPs                                            (30,702)          (32,955)
  Unearned common stock held by RRP                                                     (13)              (69)
                                                                               ------------      ------------
Total stockholders' equity                                                        1,365,081         1,196,912
                                                                               ------------      ------------

Total liabilities and stockholders' equity                                     $ 22,201,798      $ 22,696,536
                                                                               ============      ============

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          THREE  MONTHS ENDED                  NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                                         ---------------------              -----------------------
(In Thousands, Except Share Data)                                        2000             1999              2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Mortgage loans                                                   $    194,874     $    172,208     $    566,587      $    502,014
  Consumer and other loans                                                4,817            4,726           13,385            14,797
  Mortgage-backed securities                                            141,394          167,422          443,419           497,287
  Other securities                                                       33,663           31,854           98,763            96,871
  Federal funds sold and repurchase agreements                            5,251            2,237           13,920             5,586
                                                                   ------------     ------------     ------------      ------------
Total interest income                                                   379,999          378,447        1,136,074         1,116,555
                                                                   ------------     ------------     ------------      ------------

Interest expense:
  Deposits                                                              104,889           91,496          301,216           271,103
  Borrowed funds                                                        150,550          153,714          450,164           439,630
                                                                   ------------     ------------     ------------      ------------
Total interest expense                                                  255,439          245,210          751,380           710,733
                                                                   ------------     ------------     ------------      ------------
Net interest income                                                     124,560          133,237          384,694           405,822
Provision for loan losses                                                 1,003            1,026            3,008             3,119
                                                                   ------------     ------------     ------------      ------------
Net interest income after provision for loan losses                     123,557          132,211          381,686           402,703
                                                                   ------------     ------------     ------------      ------------

Non-interest income:
  Customer service and other loan fees                                   12,933           10,435           36,164            29,310
  Loan servicing fees                                                     2,161            2,813            7,703            12,135
  Net gain on sales of securities                                            --               --               --               714
  Net gain on sales of loans                                                273              209              568             3,255
  Net gain on disposition of banking and loan production offices             --           20,447            3,976            19,206
  Other                                                                     951            2,874            3,111             5,239
                                                                   ------------     ------------     ------------      ------------
Total non-interest income                                                16,318           36,778           51,522            69,859
                                                                   ------------     ------------     ------------      ------------

Non-interest expense:
  General and administrative:
   Compensation and benefits                                             18,493           22,542           58,289            70,586
   Employee stock plans amortization                                      1,826            2,234            5,339             8,075
   Occupancy, equipment and systems                                      12,451           13,215           39,763            40,356
   Federal deposit insurance premiums                                       528            1,055            1,568             3,452
   Advertising                                                            2,756            2,085            6,992             5,938
   Other                                                                  7,461            6,862           21,696            21,944
                                                                   ------------     ------------     ------------      ------------
  Total general and administrative                                       43,515           47,993          133,647           150,351
  Real estate operations and provision for losses, net                       32              116             (257)              (60)
  Goodwill litigation                                                     2,149            1,094            6,436             4,041
  Capital trust securities                                                3,108               --            9,324                --
  Amortization of goodwill                                                4,824            4,843           14,472            14,592
                                                                   ------------     ------------     ------------      ------------
Total non-interest expense                                               53,628           54,046          163,622           168,924
                                                                   ------------     ------------     ------------      ------------

Income before income tax expense                                         86,247          114,943          269,586           303,638
Income tax expense                                                       32,558           47,995          104,540           127,514
                                                                   ------------     ------------     ------------      ------------

Net income                                                         $     53,689     $     66,948     $    165,046      $    176,124
                                                                   ============     ============     ============      ============

Net income available to common shareholders                        $     52,189     $     65,448     $    160,546      $    171,624
                                                                   ============     ============     ============      ============

Basic earnings per common share                                    $       1.09     $       1.27     $       3.33      $       3.32
                                                                           ====             ====             ====              ====
Diluted earnings per common share                                  $       1.07     $       1.25     $       3.28      $       3.24
                                                                           ====             ====             ====              ====
Dividends per common share                                         $       0.26     $       0.24     $       0.76      $       0.72
                                                                           ====             ====             ====              ====

Basic weighted average common shares                                 47,784,283       51,417,820       48,252,725        51,736,485
Diluted weighted average common and common equivalent shares         48,573,327       52,376,642       48,967,347        52,988,352



See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000





                                                                          Additional
                                                     Preferred    Common    Paid-In     Retained      Treasury
(In Thousands, Except Share Data)         Total        Stock      Stock     Capital     Earnings       Stock
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999            $1,196,912     $2,000      $555     $800,414     $908,236     $(137,071)

Comprehensive income:

Net income                                 165,046          -         -            -      165,046             -
Other comprehensive income, net of tax:
    Net unrealized gain on securities
                                            88,916          -         -            -            -             -
                                         ---------
Total comprehensive income                 253,962
                                         ---------

Common stock repurchased
    (1,790,446 shares)                     (52,493)         -         -            -            -       (52,493)

Dividends on common and preferred
    stock and amortization of purchase
    premium                                (42,143)         -         -         (978)     (41,165)            -

Exercise of stock options and
    related tax benefit                      3,451          -         -        1,070       (4,318)        6,699

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit     5,392          -         -        3,083            -             -
                                         ---------    -------     -----     --------     --------      --------

Balance at September 30, 2000          $ 1,365,081    $ 2,000     $ 555    $ 803,589  $ 1,027,799    $ (182,865)
                                        ==========     ======      ====     ========   ==========     ==========



                                                      Unallocated   Unearned
                                        Accumulated     Common      Common
                                           Other         Stock       Stock
                                       Comprehensive     Held        Held
(In Thousands, Except Share Data)          Income       by ESOPs     by RRP
----------------------------------------------------------------------------

Balance at December 31, 1999             $(344,198)    $(32,955)     $(69)

Comprehensive income:

Net income                                       -            -         -
Other comprehensive income, net of tax:
    Net unrealized gain on securities
                                            88,916            -         -

Total comprehensive income


Common stock repurchased
    (1,790,446 shares)                           -            -         -

Dividends on common and preferred
    stock and amortization of purchase
    premium                                      -            -         -

Exercise of stock options and
    related tax benefit                          -            -         -

Amortization relating to allocation
    of ESOP stock and earned portion
    of RRP stock and related tax benefit         -        2,253        56
                                          --------      -------       ---

Balance at September 30, 2000           $ (255,282)   $ (30,702)    $ (13)
                                         ==========    =========     =====


See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          --------------------------
(IN THOUSANDS)                                                              2000            1999
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                            $   165,046      $   176,124
                                                                        -----------      -----------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Net accretion of discounts, premiums and deferred loan fees             (44,305)         (41,718)
    Provision for loan and real estate losses                                 2,917            3,164
    Depreciation and amortization                                             9,656           10,471
    Net gain on sales of securities and loans                                  (568)          (3,969)
    Net gain on sales of premises and equipment                                  --             (487)
    Net gain on disposition of banking and loan production offices           (3,976)         (19,206)
    Proceeds from sales of loans held-for-sale, net of originations           6,916          126,503
    Amortization of goodwill                                                 14,472           14,592
    Allocated and earned shares from ESOPs and RRP                            5,339            8,075
    Increase in accrued interest receivable                                  (5,430)         (13,275)
    Capitalized mortgage servicing rights, net of amortization
      and valuation allowance                                                 4,639              280
    Decrease in other assets                                                  8,320           12,505
    Decrease in accrued expenses and other liabilities                      (32,519)         (51,540)
                                                                        -----------      -----------
      Net cash provided by operating activities                             130,507          221,519
                                                                        -----------      -----------

Cash flows from investing activities:
    Origination of loans held-for-investment, net of principal payments    (241,479)        (876,658)
    Loan purchases through third parties                                   (571,653)        (279,792)
    Principal payments on mortgage-backed securities held-to-maturity       152,710          287,604
    Principal payments on mortgage-backed securities available-for-sale   1,250,463        2,091,974
    Purchases of mortgage-backed securities held-to-maturity                     --         (281,165)
    Purchases of mortgage-backed securities available-for-sale                   --       (3,869,950)
    Purchases of other securities held-to-maturity                               --          (42,078)
    Purchases of other securities available-for-sale                         (5,040)        (158,421)
    Proceeds from maturities of other securities available-for-sale             302           58,884
    Proceeds from maturities of other securities held-to-maturity             8,772          212,660
    Purchases of FHLB stock, net                                            (20,000)         (51,750)
    Proceeds from sales of securities available-for-sale                         --          176,362
    Proceeds from sales of real estate owned and investments in
      real estate, net                                                        7,156           11,989
    Proceeds from disposition of banking and loan production offices         21,293            4,208
    Purchases of premises and equipment, net of proceeds from sales          (5,227)         (22,780)
                                                                        -----------      -----------
      Net cash provided by (used in) investing activities                   597,297       (2,738,913)
                                                                        -----------      -----------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                     296,902         (208,584)
    Net (decrease) increase in reverse repurchase agreements             (1,341,800)       2,485,000
    Net increase in FHLB of New York advances                               400,000          200,000
    Net decrease in other borrowings                                         (8,698)         (43,261)
    Increase in mortgage escrow funds                                        23,630           26,895
    Costs to repurchase common stock                                        (52,493)         (66,729)
    Cash dividends paid to stockholders                                     (42,143)         (42,791)
    Cash received for options exercised                                       2,381           15,019
                                                                        -----------      -----------

      Net cash (used in) provided by financing activities                  (722,221)       2,365,549
                                                                        -----------      -----------
      Net increase (decrease) in cash and cash equivalents                    5,583         (151,845)
    Cash and cash equivalents at beginning of period                        490,571          393,382
                                                                        -----------      -----------
    Cash and cash equivalents at end of period                          $   496,154      $   241,537
                                                                        ===========      ===========

    Supplemental disclosures:
      Cash paid during the period:
        Interest                                                        $   758,863      $   698,569
                                                                        ===========      ===========
        Income taxes                                                    $    73,009      $    83,447
                                                                        ===========      ===========
    Additions to real estate owned                                      $     6,826      $     9,372
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

     In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of September 30, 2000 and December 31, 1999, our results of operations for the three and nine months ended September 30, 2000 and 1999, changes in our stockholders' equity for the nine months ended September 30, 2000 and our cash flows for the nine months ended September 30, 2000 and 1999. In preparing the financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2000 and December 31, 1999, and amounts of revenues and expenses for the consolidated statements of income for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     These consolidated financial statements should be read in conjunction with our December 31, 1999 audited consolidated financial statements and related notes, included in our 1999 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE, OR EPS

     The following table is a reconciliation of basic and diluted EPS:


                                                                 For the Three Months Ended September 30,
                                       -------------------------------------------------------------------------------------
                                                     2000                                           1999
                                       -------------------------------------------------------------------------------------
(In Thousands,                                      Average       Per Share                       Average       Per Share
Except Share Data)                       Income     Shares          Amount           Income        Shares         Amount
----------------------------------------------------------------------------------------------------------------------------
Net income                             $ 53,689                                      $66,948
Less: preferred stock dividends           1,500                                        1,500
                                          -----                                        -----
Basic EPS:
    Income available to common
      stockholders                       52,189   47,784,283          $1.09           65,448     51,417,820      $1.27
                                                                       ====                                       ====
Effect of dilutive unexercised
    stock options                                    789,044  (1)                                   958,822 (2)
                                                     -------                                    -----------
Diluted EPS:
    Income available to common
      stockholders plus assumed
       conversions                      $52,189   48,573,327          $1.07          $65,448     52,376,642      $1.25
                                         ======   ==========           ====           ======     ==========       ====


                                                                  For the Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------------
                                                     2000                                           1999
                                       -------------------------------------------------------------------------------------
(In Thousands,                                      Average       Per Share                       Average       Per Share
Except Share Data)                       Income     Shares          Amount           Income        Shares         Amount
----------------------------------------------------------------------------------------------------------------------------
Net income                             $165,046                                     $176,124
Less: preferred stock dividends           4,500                                        4,500
                                          -----                                        -----
Basic EPS:
    Income available to common
      stockholders                      160,546     48,252,725        $3.33          171,624     51,736,485      $3.32
                                                                       ====                                       ====
Effect of dilutive unexercised
    stock options                                      714,622 (3)                                1,251,867 (4)
                                                      --------                                  -----------
Diluted EPS:
    Income available to common
      stockholders plus assumed
       conversions                     $160,546     48,967,347        $3.28         $171,624     52,988,352      $3.24
                                        =======     ==========         ====          =======     ==========       ====


(1) Options to purchase 1,001,803 shares of common stock at prices between $36.00 per share and $59.75 per share were outstanding as of September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2000.
(2) Options to purchase 1,051,708 shares of common stock at prices between $36.00 per share and $59.75 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended September 30, 1999.
(3) Options to purchase 1,640,153 shares of common stock at prices between $29.24 per share and $59.75 per share were outstanding as of September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 30, 2000.
(4) Options to purchase 737,352 shares of common stock at prices between $45.06 per share and $59.75 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 30, 1999.

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

     The balance outstanding on the Capital Securities was $125.0 million at September 30, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized over a period of ten years. Distributions on the Capital Securities are payable semi-annually, on May 1 and November 1, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

     On April 1, 2000, we established our wholly-owned subsidiary AF Insurance Agency, Inc. AF Insurance Agency, Inc. is a New York licensed life insurance and variable annuity agent and property and casualty insurance broker. Through a contractual arrangement with Treiber Insurance and IFS Agencies, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $2.56 billion for the nine months ended September 30, 2000 and $4.39 billion for the nine months ended September 30, 1999. The reduction in loan and security repayments is a result of the higher interest rate environment that has prevailed since the middle of 1999. Our other sources of funds are provided by operating and financing activities, although for the nine months ended September 30, 2000 we have decreased our borrowings outstanding which has resulted in the net use of funds from financing activities during this period. Net cash provided from operating activities totaled $130.5 million during the nine months ended September 30, 2000 and $221.5 million during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, net borrowings decreased $950.5 million, while net deposits increased $296.9 million. During the nine months ended September 30, 1999, net borrowings increased $2.64 billion, while net deposits decreased $208.6 million. The net increase in deposits for the nine months ended September 30, 2000 reflects our continued emphasis on attracting customer deposits by offering competitive rates. The net decrease in deposits during the nine months ended September 30, 1999 was primarily due to the sale of our five upstate New York banking offices, with deposits totaling $156.4 million, in the third quarter of 1999.

     Our primary use of funds is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, although for the past eighteen months our emphasis has been on the origination and purchase of mortgage loans. During the nine months ended September 30, 2000, our gross originations and purchases of mortgage loans totaled $1.94 billion, compared to $3.11 billion during the nine months ended September 30, 1999. This decrease was attributable to the current interest rate environment, which has resulted in a significant decrease in mortgage refinance activity, and our disposition of certain loan production offices, or LPOs, in March 1999. Our purchases of other securities totaled $5.0 million during the nine months ended September 30, 2000 versus purchases of mortgage-backed and other securities of $4.35 billion during the comparable 1999 period. There were no purchases of mortgage-backed securities during the nine months ended September 30, 2000, which is consistent with our objective to reposition our balance sheet through increases in loans and decreases in securities.

     Stockholders equity totaled $1.37 billion at September 30, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders' equity included net income of $165.0 million, an $88.9 million decrease in the unrealized loss on securities available-for-sale, net of taxes, the effect of stock options exercised and related tax benefit totaling $3.5 million and the amortization for the allocated portion of shares held by the Employee Stock Ownership Plans, or ESOPs, and the related tax benefit on the earned portion of the shares held by the Recognition and Retention Plan, or RRP, totaling $5.4 million. These increases were partially offset by repurchases of our common stock of $52.5 million and dividends declared of $42.1 million.

     During the quarter ended September 30, 2000, we completed our sixth stock repurchase plan. On August 16, 2000, our Board of Directors approved our seventh stock repurchase plan authorizing the purchase, at management's discretion, of 5,000,000 shares, or approximately 10% of our common stock outstanding over a two year period in open-market or privately negotiated transactions. During the nine months ended September 30, 2000, 1,790,446 shares of our common stock were repurchased, of which 548,000 shares were acquired pursuant to our seventh stock repurchase plan, at an aggregate cost of $52.5 million.

     On September 1, 2000, we paid a quarterly cash dividend equal to $0.26 per share on shares of our common stock outstanding as of the close of business on August 15, 2000, totaling $12.7 million. On October 18, 2000, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on December 1, 2000 to stockholders of record as of the close of business on November 15, 2000. During each of the three month periods ended September 30, 2000 and 1999, we declared cash dividends on our Series B Preferred Stock aggregating $1.5 million.

     Astoria Federal is required by the Office of Thrift Supervision, or OTS, to maintain a minimum liquidity ratio, calculated as an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. Astoria Federal's liquidity ratio was 7.10% at September 30, 2000 and 6.28% at December 31, 1999. The levels of Astoria Federal's liquid assets are dependent on Astoria Federal's operating, investing and financing activities during any given period.

     At September 30, 2000, Astoria Federal's total capital exceeded all of its regulatory capital requirements with a tangible ratio of 6.69%, leverage ratio of 6.69%, and risk-based capital ratio of 16.44%. The minimum regulatory requirements were a tangible ratio of 1.50%, leverage ratio of 4.00%, and risk-based capital ratio of 8.00%.

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

     The interest rate sensitivity gap is the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yields of its assets relative to the costs of its liabilities and thus an increase in the institution's net interest income, whereas an institution with a negative gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a positive gap would tend to result in a decrease in net interest income while a negative gap would tend to result in an increase in net interest income.

     The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayments. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. In addition, prepayment rates will vary due to a number of other factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages.

     The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2000 that we anticipate, using certain assumptions based on our historical experience and other data available to us, to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition of the holders of the options, increase the difficulty and uncertainty in determining if and when they may be exercised. In our past experience, even though callable borrowings were at or below market rates, a significant portion were not called, and therefore, were included in the Gap Table based on their contractual maturity. The previous increases in interest rates in the first half of 2000, have resulted in a majority of the holders of these call options exercising their rights. Therefore, in the June 30, 2000 Gap Table and the September 30, 2000 Gap Table, callable borrowings have been classified according to their call dates. At September 30, 2000, callable borrowings classified according to their call dates totaled $6.89 billion, of which $4.58 billion are callable within one year and at various times thereafter. During the nine months ended September 30, 2000, $2.69 billion in borrowings were called. Also included in this table are $1.31 billion of callable other securities, classified according to their maturity dates, which are primarily within the more than five years maturity category. Of such securities $1.24 billion are callable within one year and at various other times thereafter. The classification of these securities by maturity date is based upon our experience which, in the current interest rate environment, has indicated that the issuers of these securities have not been exercising their call options.

     At September 30, 2000, interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $4.57 billion, representing a negative cumulative one-year gap of 20.59% of total assets. This compares to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $3.64 billion, representing a negative cumulative one-year gap of 16.04% of total assets at December 31, 1999, using the same set of assumptions which were used in the September 30, 2000 Gap Table. At December 31, 1999 with callable borrowings classified according to their contractual maturity dates, as previously reported, our net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $434.2 million, representing a positive cumulative one-year gap of 1.91% of total assets.

     Our September 30, 2000 and December 31, 1999 cumulative one-year gap positions, both as adjusted and as previously reported, reflect the classification of available-for-sale securities within repricing periods based on their contractual maturities adjusted for estimated prepayments, if any. If those securities at September 30, 2000 were classified within the one-year or less maturing or repricing category, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $1.12 billion, representing a positive cumulative one-year gap of 5.03% of total assets. Using this method at December 31, 1999, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $2.67 billion, representing a positive cumulative one-year gap of 11.78% of total assets, as adjusted, using the same set of assumptions which were used in the September 30, 2000 Gap Table. Using this method at December 31, 1999 with callable borrowings classified according to their contractual maturity dates, as previously reported, net interest-earning assets maturing or repricing within one year would have exceeded interest-bearing liabilities maturing or repricing within the same time period by $6.75 billion, representing a positive cumulative one-year gap of

29.74% of total assets. The available-for-sale securities may or may not be sold, subject to our discretion.

                                                                                   At September 30,  2000
                                                      --------------------------------------------------------------------------
                                                            More than          More than
                                                             One Year         Three Years
                                           One Year              to                to            More than
(Dollars in Thousands)                      or Less         Three Years        Five Years        Five Years          Total
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                    $  2,425,603      $  2,960,937      $  2,708,605      $  2,717,718    $   10,812,863
   Consumer and other loans (1)               141,136            33,029             4,719                 -           178,884
   Federal funds sold and
     repurchase agreements                    368,476                 -                 -                 -           368,476
   Mortgage-backed and other
     securities available-for-sale          2,111,243         1,848,033         1,153,618         2,686,614         7,799,508
   Mortgage-backed and other
     securities held-to-maturity              357,015           203,600           132,571         1,364,361         2,057,547
                                        ----------------------------------------------------------------------------------------
Total interest-earning assets               5,403,473         5,045,599         3,999,513         6,768,693        21,217,278
Add:
   Net unamortized purchase
     premiums and deferred costs (2)           14,116            17,942            16,584            16,232            64,874
                                        ----------------------------------------------------------------------------------------
Net interest-earning assets             $   5,417,589      $  5,063,541      $  4,016,097      $  6,784,925    $   21,282,152
                                        ----------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                              $     137,465      $    274,932      $    274,932      $  1,809,966    $    2,497,295
   NOW and money manager                       25,477            50,951            50,951           419,079           546,458
   Money market                             1,286,133            14,243            14,243           106,820         1,421,439
   Certificates of deposit                  2,903,433         1,246,902           766,977            58,526         4,975,838
   Borrowed funds                           5,636,751         4,204,887           610,000                 -        10,451,638
                                        ----------------------------------------------------------------------------------------
Total interest-bearing liabilities      $   9,989,259      $  5,791,915      $  1,717,103      $  2,394,391       $19,892,668
                                        ----------------------------------------------------------------------------------------
Interest sensitivity gap                $  (4,571,670)     $   (728,374)     $  2,298,994      $  4,390,534       $ 1,389,484
Cumulative interest sensitivity gap     ----------------------------------------------------------------------------------------
                                        $  (4,571,670)     $ (5,300,044)     $ (3,001,050)     $  1,389,484
                                        ----------------------------------------------------------------------------------------
Cumulative interest sensitivity gap
   as a percentage of total assets             (20.59)%          (23.87)%          (13.52)%            6.26%
Cumulative net interest-earning assets
   as a percentage of interest-bearing
        liabilities                             54.23%            66.42%            82.85%           106.98%


-------------------------

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

     The NPV Table is based on simulations which utilize institution specific assumptions with regard to future cash flows, including customer options such as loan prepayments, period and lifetime caps, puts and calls, and deposit withdrawal estimates. The NPV Table uses discount rates derived from various sources including, but not limited to, U.S. Treasury yield curves, thrift retail certificate of deposit curves, national and local secondary mortgage markets, brokerage security pricing services and various alternative funding sources. Specifically, for mortgage loans receivable, the discount rates used were based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term. The discount rates used for certificates of deposit and borrowings were based on rates which approximate those we would incur to replace such funding of similar remaining maturities. Certain assets, including fixed assets and real estate held for investment, are assumed to remain at book value (net of valuation allowance) regardless of interest rate scenario.

     The following represents Astoria Federal's NPV Table as of September 30, 2000:

                                     Net Portfolio Value ("NPV")                   Portfolio Value of Assets
   Rates in                          ---------------------------                   -------------------------
  Basis Points              Dollar               Dollar          Percentage          NPV         Sensitivity
  (Rate Shock)              Amount               Change            Change            Ratio          Change
  ------------              ------               ------            ------            -----          ------
                                         (Dollars in Thousands)
       +200               $1,613,071           $(763,597)         (32.13)%           7.85%          (2.99)%
       +100                2,035,176            (341,492)         (14.37)            9.57           (1.27)
        -0-                2,376,668                   -               -            10.84               -
       -100                2,847,763             471,095           19.82            12.59            1.75
       -200                2,617,444             240,776           10.13            11.40            0.56

     Our NPV ratio of 10.84% in a flat rate scenario and 7.85% in the up 200 basis point rate shock, as well as the sensitivity measure of negative 2.99% in the up 200 basis point rate shock as of September 30, 2000, have improved from the December 31, 1999 results of 9.92% NPV ratio in a flat rate scenario, 6.24% in the up 200 basis point rate shock and the sensitivity measure of negative 3.68% in the up 200 basis point rate shock. These improvements are a result of a variety of factors including: capital increases from earnings, reduction in total assets, growth of core deposits, emphasis on ARM products and a reduction in callable borrowings.

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

LOAN PORTFOLIO

     The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at September 30, 2000 and December 31, 1999.

                                                 At September 30, 2000                      At December 31, 1999
                                             --------------------------------           ----------------------------
                                                                   Percent                                   Percent
   (Dollars in Thousands)                            Amount        of Total                 Amount           of Total
   --------------------------------------------------------------------------           ----------------------------
   MORTGAGE LOANS (GROSS) (1):
       One-to-four family......................    $9,608,676         87.13%              $9,018,270         88.05%
       Multi-family............................       750,259          6.80                  615,438          6.01
       Commercial real estate..................       489,115          4.44                  433,035          4.23
                                                  -----------         -----               ----------       -------
    Total mortgage loans.......................    10,848,050         98.37               10,066,743         98.29
                                                  -----------         -----               ----------       -------

   CONSUMER AND OTHER LOANS (GROSS):
       Home equity ............................       128,002          1.16                  116,726          1.14
       Passbook ...............................         8,642          0.08                    7,481          0.07
       Other ..................................        43,254          0.39                   50,697          0.50
                                                  -----------          ----               ----------       -------
   Total consumer and other loans..............       179,898          1.63                  174,904          1.71
                                                  -----------          ----               ----------       -------

   TOTAL LOANS.................................    11,027,948        100.00%              10,241,647        100.00%
                                                   ----------        ======               ----------       =======
   LESS:
       Unamortized premiums, discounts
            and deferred loan costs and
            fees, net.........................         67,946                                 58,803
       Allowance for loan losses...............       (78,957)                               (76,578)
                                                 -------------                            ----------
   TOTAL LOANS, NET............................   $11,016,937                            $10,223,872
                                                   ==========                             ==========

   --------------
(1) These amounts include mortgage loans classified as held-for-sale totaling $10.1 million at September 30, 2000 and $11.4 million at December 31, 1999.

SECURITIES PORTFOLIO

     The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at September 30, 2000 and December 31, 1999.

                                                                                    At September 30, 2000
                                                       -------------------------------------------------------------------------
                                                                                       Gross           Gross         Estimated
                                                                   Amortized        Unrealized      Unrealized          Fair
(In Thousands)                                                       Cost              Gains          Losses            Value
--------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
  Mortgage-backed securities:
    GNMA pass-through certificates                               $  107,100         $      560       $   (2,096)     $  105,564
    FHLMC pass-through certificates                                 198,254              1,340           (2,387)        197,207
    FNMA pass-through certificates                                  382,946              5,095           (1,780)        386,261
    REMICs and CMOs:
      Agency issuance                                             5,312,855              1,448         (310,477)      5,003,826
      Non agency issuance                                         1,460,926                646          (48,201)      1,413,371
                                                                 ----------         ----------       ----------      ----------
  Total mortgage-backed securities                                7,462,081              9,089         (364,941)      7,106,229
                                                                 ----------         ----------       ----------      ----------

  Other securities:
    Obligations of the U.S.
      Government and agencies                                       563,203                 --          (60,063)        503,140
    Corporate debt securities                                        66,268                 --           (9,990)         56,278
    FNMA and FHLMC preferred stock                                  147,515                 53          (15,306)        132,262
    Asset-backed and other securities                                 1,602                 --               (3)          1,599
                                                                 ----------         ----------       ----------      ----------
  Total other securities                                            778,588                 53          (85,362)        693,279
                                                                 ----------         ----------       ----------      ----------

Total available-for-sale                                         $8,240,669         $    9,142       $ (450,303)     $7,799,508
                                                                 ==========         ==========       ==========      ==========

HELD-TO-MATURITY:
  Mortgage-backed securities:
    GNMA pass-through certificates                               $    3,467         $      142       $       (3)     $    3,606
    FHLMC pass-through certificates                                  37,181                661              (37)         37,805
    FNMA pass-through certificates                                   11,933                  9             (460)         11,482
    REMICs and CMOs:
      Agency issuance                                               566,761              2,622           (3,508)        565,875
      Non agency issuance                                           311,093                350           (3,971)        307,472
                                                                 ----------         ----------       ----------      ----------
  Total mortgage-backed securities                                  930,435              3,784           (7,979)        926,240
                                                                 ----------         ----------       ----------      ----------

  Other securities:
    Obligations of the U.S.
    Government and agencies                                         794,502                 --          (55,170)        739,332
    Obligations of states and
      political subdivisions                                         44,288                 --              (34)         44,254
                                                                 ----------         ----------       ----------      ----------
  Total other securities                                            838,790                 --          (55,204)        783,586
                                                                 ----------         ----------       ----------      ----------

Total held-to-maturity                                           $1,769,225         $    3,784       $  (63,183)     $1,709,826
                                                                 ==========         ==========       ==========      ==========

                                                                                   At December 31, 1999
                                                           --------------------------------------------------------------
                                                                              Gross             Gross          Estimated
                                                            Amortized      Unrealized         Unrealized          Fair
(In Thousands)                                                Cost           Gains              Losses            Value
-------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates                     $   129,029        $   658          $  (3,986)      $  125,701
       FHLMC pass-through certificates                        228,904            917             (3,407)         226,414
       FNMA pass-through certificates                         443,639          6,068             (2,202)         447,505
       REMICs and CMOs:
           Agency issuance                                  6,304,417            454           (435,093)       5,869,778
           Non agency issuance                              1,604,335            366            (69,122)       1,535,579
                                                            ---------        -------          ----------       ---------
   Total mortgage-backed securities                         8,710,324          8,463           (513,810)       8,204,977
                                                            ---------        -------          ----------       ---------

   Other securities:
       Obligations of the U.S.
          Government and agencies                             547,082              -            (72,878)         474,204
       Corporate debt securities                               61,349              -             (7,168)          54,181
       FNMA and FHLMC preferred stock                         147,515             44            (20,080)         127,479
       Asset-backed and other securities                        1,907              1                -              1,908
                                                            ---------        -------          ----------       ---------
   Total other securities                                     757,853             45           (100,126)         657,772
                                                            ---------        -------          ----------       ---------

Total available-for-sale                                  $ 9,468,177        $ 8,508          $(613,936)      $8,862,749
                                                            =========          =====          ==========       =========

HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates                     $     4,247        $   220          $      (1)      $    4,466
       FHLMC pass-through certificates                         45,287            719                (42)          45,964
       FNMA pass-through certificates                          13,083             16               (648)          12,451
       REMICs and CMOs:
           Agency issuance                                    667,249          1,308             (6,390)         662,167
           Non agency issuance                                352,395            121             (6,313)         346,203
                                                            ---------         ------          ----------       ---------
   Total mortgage-backed securities                         1,082,261          2,384            (13,394)       1,071,251
                                                            ---------         ------          ----------       ---------

   Other securities:
       Obligations of the U.S.
         Government and agencies                              772,584         17,384            (62,684)         727,284
       Obligations of states and
         political subdivisions                                45,112              -                (40)          45,072
                                                          -----------         ------          ----------       ---------
   Total other securities                                     817,696         17,384            (62,724)         772,356
                                                           ----------         ------          ----------       ---------

Total held-to-maturity                                     $1,899,957        $19,768          $ (76,118)      $1,843,607
                                                            =========         ======          ==========       =========

COMPARISON OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
AND OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND 1999


FINANCIAL CONDITION

     We continue to emphasize fund deployment on the origination and purchase of one-to-four family mortgage loans. We continue to sell our conforming, one-to-four family 15-year and 30- year fixed-rate mortgage loan production, but retain for portfolio our ARM and other fixed-rate loan production. Additionally, we originate for portfolio fixed- and adjustable-rate multi-family and commercial mortgage loans. We are continuing to shift our asset mix towards growth in mortgage loans, primarily ARM loans, versus growth in securities. If the current interest rate environment continues and the opportunity for asset growth with attractive interest rate spreads remains limited, we may continue to limit our asset growth or shrink the balance sheet, as we have been doing over the past eighteen months.

     Total assets decreased $494.7 million, to $22.20 billion at September 30, 2000, from $22.70 billion at December 31, 1999. Mortgage-backed securities decreased $1.25 billion to $8.04 billion at September 30, 2000, from $9.29 billion at December 31, 1999, due to principal payments of $1.40 billion, slightly offset by a decrease in the net unrealized loss on securities available-for-sale of $149.5 million. Mortgage loans, net, increased $792.0 million, from $10.11 billion at December 31, 1999 to $10.91 billion at September 30, 2000. Gross mortgage loans originated and purchased during the nine months ended September 30, 2000 totaled $1.94 billion, of which $1.37 billion were originations and $568.5 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $2.83 billion of originations and $280.6 million of purchases during the nine months ended September 30, 1999. The decrease in the mortgage loan originations was primarily a result of the general increase in market interest rates during the past year, which has significantly reduced the level of mortgage refinance activity, and the sale of certain LPOs in March 1999. There were no purchases of mortgage-backed securities during the nine months ended September 30, 2000.

     In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, federal funds sold and repurchase agreements increased $32.8 million from $335.7 million at December 31, 1999, to $368.5 million at September 30, 2000. Other securities increased $56.6 million to $1.53 billion at September 30, 2000, from $1.48 billion at December 31, 1999, primarily due to the accretion of discounts on our U.S. Government and agency securities coupled with a decrease in the net unrealized loss on securities available-for-sale. Premises and equipment, net, decreased $21.7 million from $176.8 million at December 31, 1999 to $155.1 million at September 30, 2000, primarily due to the completion of the sale of the former Long Island Bancorp, Inc., or LIB, headquarters in April 2000. (See "Non-interest income.") Other assets decreased $83.9 million to $310.4 million at September 30, 2000 from $394.3 million at December 31, 1999, primarily due to the decrease in the deferred tax asset of which $75.4 million resulted from the decrease in the unrealized loss on securities available-for-sale.

     Reverse repurchase agreements decreased $1.34 billion, to $7.94 billion at September 30, 2000, from $9.28 billion at December 31, 1999. Federal Home Loan Bank of New York advances increased $400.0 million to $2.01 billion at September 30, 2000 from $1.61 billion at December 31, 1999. The net decrease in borrowings is a result of the repayment of a portion of the $3.2 billion in borrowings which either matured or were called during the nine months ended September 30, 2000. The remaining balance of these borrowings was rolled into short- and medium-term borrowings without call features. Deposits increased $297.0 million from $9.55 billion at December 31, 1999 to $9.85 billion at September 30, 2000 primarily due to our current emphasis on deposit generation through competitive rates and new product offerings.

     Stockholders' equity totaled $1.37 billion at September 30, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders' equity included net income of $165.0 million, an $88.9 million decrease in the unrealized loss on securities available-for-sale, net of taxes, the effect of stock options exercised and related tax benefit totaling $3.5 million and the amortization for the allocated portion of shares held by the ESOPs and the related tax benefit on the earned portion of the shares held by the RRP totaling $5.4 million. These increases were partially offset by repurchases of our common stock of $52.5 million and dividends declared of $42.1 million.

RESULTS OF OPERATIONS

GENERAL

     The results of operations include net gains on disposition of banking and loan production offices, net of taxes, totaling $2.4 million for the nine months ended September 30, 2000, $11.9 million for the three months ended September 30, 1999 and $11.1 million for the nine months ended September 30, 1999. There were no gains on disposition of banking and loan production offices for the quarter ended September 30, 2000.

     Net income for the three months ended September 30, 2000 decreased $13.2 million to $53.7 million, from $66.9 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, diluted earnings per common share decreased to $1.07 per share, as compared to $1.25 per share for the three months ended September 30, 1999. Return on average assets decreased to 0.97% for the three months ended September 30, 2000, from 1.16% for the three months ended September 30, 1999. Return on average stockholders' equity decreased to 16.31% for the three months ended September 30, 2000, from 20.27% for the three months ended September 30, 1999. Return on average tangible stockholders' equity decreased to 19.45% for the three months ended September 30, 2000, from 24.59% for the three months ended September 30, 1999.

     Net income for the nine months ended September 30, 2000 decreased $11.1 million to $165.0 million, from $176.1 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, diluted earnings per common share increased to $3.28 per share, as compared to $3.24 per share for the nine months ended September 30, 1999. Return on average assets decreased to 0.99% for the nine months ended September 30, 2000, from 1.03% for the nine months ended September 30, 1999. Return on average stockholders' equity increased to 17.59% for the nine months ended September 30, 2000, from 16.83% for the nine months ended September 30, 1999. Return on average tangible stockholders' equity increased to 21.28% for the nine months ended September 30, 2000, from 20.28% for the nine months ended September 30, 1999.

     The following comparisons set forth in this paragraph exclude the net gains on disposition of banking and loan production offices. Operating income for the three months ended September 30, 2000 totaled $53.7 million and $162.6 million for the nine months ended September 30, 2000. Operating income for the three months ended September 30, 1999 totaled $55.0 million and $165.0 million for the nine months ended September 30, 1999. For the three months ended September 30, 2000, diluted operating earnings per common share totaled $1.07 per share and $3.23 per share for the nine months ended September 30, 2000. For the three months ended September 30, 1999, diluted operating earnings per common share totaled $1.02 per share and $3.03 per share for the nine months ended September 30, 1999. Return on average assets was 0.97% for the three months and nine months ended September 30, 2000, 0.96% for the three months ended September
30, 1999 and 0.97% for the nine months ended September 30, 1999. Return on average stockholders' equity was 16.31% for the three months ended September
30, 2000 and 17.33% for the nine months ended September 30, 2000. Return on average stockholders' equity was 16.66% for the three months ended September
30, 1999 and 15.76% for the nine months ended September 30, 1999. Return on average tangible stockholders' equity was 19.45% for the three months ended September 30, 2000 and 20.97% for the nine months ended September 30, 2000. Return on average tangible stockholders' equity was 20.22% for the three months ended September 30, 1999 and 19.00% for the nine months ended September 30, 1999.

NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves. In the current interest rate environment, we expect to continue to experience compression of our net interest rate spread and net interest margin.

     For the three months ended September 30, 2000, net interest income decreased $8.6 million, to $124.6 million, from $133.2 million for the three months ended September 30, 1999. This decrease was the result of a decrease in the net interest rate spread to 1.97% for the three months ended September 30, 2000, from 2.16% for the three months ended September 30, 1999, partially offset by an increase in average net interest-earning assets of $287.9 million. The change in the net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 5.03% for the three months ended September 30, 2000, from 4.62% for the three months ended September 30, 1999, partially offset by an increase in the average yield on total interest-earning assets to 7.00% for the three months ended September 30, 2000, from 6.78% for the three months ended September 30, 1999. The net interest margin was 2.29% for the three months ended September 30, 2000 and 2.39% for the three months ended September 30, 1999.

     For the nine months ended September 30, 2000, net interest income decreased $21.1 million, to $384.7 million, from $405.8 million for the nine months ended September 30, 1999. This decrease was the result of a decrease in the net interest rate spread to 2.04% for the nine months ended September 30, 2000, from 2.26% for the nine months ended September 30, 1999, partially offset by an increase in average net interest-earning assets of $301.3 million. The change in the net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 4.88% for the nine months ended September 30, 2000, from 4.54% for the nine months ended September 30, 1999, partially offset by an increase in the average yield on total interest-earning assets to 6.92% for the nine months ended September 30, 2000, from 6.80% for the nine months ended September 30, 1999. The net interest margin was 2.34% for the nine months ended September 30, 2000 and 2.47% for the nine months ended September 30, 1999.

     The increase in average net interest-earning assets for both the three and nine month periods ended September 30, 2000 over the comparable 1999 periods is the result of the combined effect of an increase in average mortgage loans, a decrease in average mortgage-backed securities and a decrease in average borrowed funds. These changes reflect our decisions to limit our balance sheet growth, emphasize our origination of one-to-four family mortgage loans and attract customer deposits.

ANALYSIS OF NET INTEREST INCOME

     The following table sets forth certain information for the three and nine months ended September 30, 2000 and 1999. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities for the periods shown. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include the amortization of costs, fees, premiums and discounts which are considered adjustments to interest rates.

                                                                            Three Months Ended September 30,
                                          ----------------------------------------------------------------------------------------
                                                               2000                                        1999
                                          ----------------------------------------------------------------------------------------
                                                                           Average                                      Average
                                              Average                       Yield/         Average                       Yield/
(Dollars in Thousands)                        Balance         Interest      Cost           Balance        Interest        Cost
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                  (Annualized)                                 (Annualized)
   Interest-earning assets:
      Mortgage loans (1)                    $10,772,053        $194,874      7.24%      $ 9,723,462        $172,208      7.08%
      Consumer and other loans (1)              176,353           4,817     10.93           192,741           4,726      9.81
      Mortgage-backed securities (2)          8,552,747         141,394      6.61        10,434,731         167,422      6.42
      Other securities (2)                    1,897,138          33,663      7.10         1,809,690          31,854      7.04
      Federal funds sold and
         repurchase agreements                  315,569           5,251      6.66           171,470           2,237      5.22
                                             ----------        --------                  ----------         -------
    Total interest-earning assets            21,713,860         379,999      7.00        22,332,094         378,447      6.78
                                                               --------                                     -------
    Non-interest-earning assets                 449,125                                     656,870
                                             ----------                                  ----------

Total assets                                $22,162,985                                 $22,988,964
                                             ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                               $ 2,530,207        $ 12,864      2.03%      $ 2,688,840        $ 13,718      2.04%
      Certificates of deposit                 4,940,325          71,739      5.81         4,883,535          64,517      5.28
      NOW and money manager                     947,451           1,366      0.58           873,694           1,282      0.59
      Money market                            1,378,638          18,920      5.49         1,096,111          11,979      4.37
                                             ----------        --------                  ----------         ------
      Total deposits                          9,796,621         104,889      4.28         9,542,180          91,496      3.84
      Borrowed funds                         10,523,713         150,550      5.72        11,684,305         153,714      5.26
                                             ----------        --------                  ----------         -------
    Total interest-bearing liabilities       20,320,334         255,439      5.03        21,226,485         245,210      4.62
                                                               --------                                     -------
    Non-interest-bearing liabilities            526,135                                     441,308
                                             ----------                                  ----------
Total liabilities                            20,846,469                                  21,667,793
Stockholders' equity                          1,316,516                                   1,321,171
                                             ----------                                  ----------

Total liabilities and stockholders'
    equity                                  $22,162,985                                 $22,988,964
                                             ==========                                  ==========

    Net interest income/net interest
       rate spread                                             $124,560      1.97%                         $133,237      2.16%
                                                               ========      ====                           =======      ====

    Net interest-earning assets/net
       interest margin                     $  1,393,526                      2.29%      $ 1,105,609                      2.39%
                                             ==========                      ====        ==========                      ====

    Ratio of interest-earning assets
      to interest-bearing liabilities              1.07x                                       1.05x
                                                   ====                                        ====

-------------------

     (1) Mortgage, consumer and other loans include non-performing loans and exclude the allowance for loan losses.

     (2)  Securities available-for-sale are reported at average amortized cost.

                                                                         Nine Months Ended September 30,
                                          -------------------------------------------------------------------------------------
                                                               2000                                       1999
                                          -------------------------------------------------------------------------------------
                                                                         Average                                     Average
                                              Average                     Yield/          Average                     Yield/
(Dollars in Thousands)                        Balance         Interest     Cost           Balance        Interest      Cost
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                 (Annualized)                               (Annualized)
   Interest-earning assets:
      Mortgage loans (1)                    $10,510,923      $  566,587     7.19%       $ 9,374,928       $ 502,014    7.14%
      Consumer and other loans (1)              174,778          13,385    10.21            207,328          14,797    9.52
      Mortgage-backed securities (2)          9,028,021         443,419     6.55         10,333,972         497,287    6.42
      Other securities (2)                    1,876,043          98,763     7.02          1,841,231          96,871    7.01
      Federal funds sold and
         repurchase agreements                  296,785          13,920     6.25            150,831           5,586    4.94
                                             ----------       ---------                  ----------       ---------
    Total interest-earning assets            21,886,550       1,136,074     6.92         21,908,290       1,116,555    6.80
                                                              ---------                                   ---------
    Non-interest-earning assets                 433,497                                     790,341
                                             ----------                                  ----------

Total assets                                $22,320,047                                 $22,698,631
                                             ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                               $ 2,557,121      $   38,659     2.02%       $ 2,726,939       $  41,085    2.01%
      Certificates of deposit                 4,941,305         207,461     5.60          4,964,526         194,136    5.21
      NOW and money manager                     930,113           4,049     0.58            893,610           3,811    0.57
      Money market                            1,298,538          51,047     5.24          1,004,608          32,071    4.26
                                             ----------       ---------                  ----------        --------
      Total deposits                          9,727,077         301,216     4.13          9,589,683         271,103    3.77
      Borrowed funds                         10,810,106         450,164     5.55         11,270,505         439,630    5.20
                                             ----------       ---------                  ----------        --------
    Total interest-bearing liabilities       20,537,183         751,380     4.88         20,860,188         710,733    4.54
                                                              ---------                                    --------
    Non-interest-bearing liabilities            531,597                                     442,884
                                             ----------                                  ----------
Total liabilities                            21,068,780                                  21,303,072
Stockholders' equity                          1,251,267                                   1,395,559
                                             ----------                                  ----------

Total liabilities and stockholders'
    equity                                  $22,320,047                                 $22,698,631
                                             ==========                                  ==========

    Net interest income/net interest
       rate spread                                           $  384,694     2.04%                          $405,822    2.26%
                                                              =========     ====                            =======    ====

    Net interest-earning assets/net
       interest margin                      $ 1,349,367                     2.34%      $  1,048,102                    2.47%
                                             ==========                     ====         ==========                    ====

    Ratio of interest-earning assets
      to interest-bearing liabilities              1.07x                                       1.05x
                                                   ====                                        ====

-------------------------

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

                                          Three Months Ended September 30, 2000            Nine Months Ended September 30, 2000
                                                       Compared to                                      Compared to
                                          Three Months Ended September 30, 1999            Nine Months Ended September 30, 1999
                                          --------------------------------------------------------------------------------------
(In Thousands)                                       Increase (Decrease)                           Increase (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
                                           Volume          Rate            Net             Volume         Rate            Net
                                           ------          ----            ---             ------         ----            ---
Interest-earning assets:
   Mortgage loans......................    $18,739        $3,927        $22,666            $61,045       $3,528         $64,573
   Consumer and other loans............       (422)          513             91             (2,434)       1,022          (1,412)
   Mortgage-backed securities..........    (30,874)        4,846        (26,028)           (63,797)       9,929         (53,868)
   Other securities....................      1,538           271          1,809              1,759          133           1,892
   Federal funds sold and repurchase
      agreements.......................      2,269           745          3,014              6,541        1,793           8,334
                                             -----           ---          -----              -----        -----           -----

Total..................................     (8,750)       10,302          1,552              3,114       16,405          19,519
                                             -----        ------          -----              -----       ------          ------

Interest-bearing liabilities:
   Savings.............................       (789)          (65)          (854)            (2,626)         200          (2,426)
   Certificates of deposit ............        750         6,472          7,222               (924)      14,249          13,325
   NOW and money manager...............        107           (23)            84                166           72             238
   Money market .......................      3,481         3,460          6,941             10,623        8,353          18,976
   Borrowed funds......................    (15,974)       12,810         (3,164)           (18,369)      28,903          10,534
                                            ------        ------         ------             ------       ------          ------

Total..................................    (12,425)       22,654         10,229            (11,130)      51,777          40,647
                                            ------        ------         ------             ------       ------          ------
Net change in net interest
   income..............................     $3,675      $(12,352)       $(8,677)           $14,244     $(35,372)       $(21,128)
                                             =====       =======         ======             ======      =======         =======


INTEREST INCOME

     Interest income for the three months ended September 30, 2000 increased $1.6 million to $380.0 million, from $378.4 million for the three months ended September 30, 1999. This increase was the result of an increase in the average yield on interest-earning assets to 7.00% for the three months ended September 30, 2000, from 6.78% for the three months ended September 30, 1999, partially offset by a $618.2 million decrease in average interest-earnings assets to $21.71 billion for the three months ended September 30, 2000, from $22.33 billion for the three months ended September 30, 1999. The decrease in average interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed securities resulting from principal repayments, partially offset by an increase in the average balance of mortgage loans. The net decrease and shift in assets reflect our decision to limit balance sheet growth while continuing to emphasize one-to-four family mortgage lending.

     Interest income on mortgage loans increased $22.7 million to $194.9 million for the three months ended September 30, 2000, from $172.2 million for the three months ended September 30, 1999, which was the result of a $1.05 billion increase in the average balance of mortgage loans, coupled with an increase in the average yield on mortgage loans to 7.24% for the three months ended September 30, 2000, from 7.08% for the three months ended September 30, 1999. The increase in the average balance of mortgage loans reflects our continued emphasis on the origination of primarily one-to-four family residential mortgage loans coupled with a reduction in repayments.

     Interest income on mortgage-backed securities decreased $26.0 million to $141.4 million for the three months ended September 30, 2000, from $167.4 million for the three months ended September 30, 1999. This decrease was the result of a $1.88 billion decrease in the average balance of this portfolio, partially offset by an increase in the average yield to 6.61% for the three months ended September 30, 2000 from 6.42% for three months ended September 30, 1999. Interest income on other securities increased $1.8 million to $33.7 million for the three months ended September 30, 2000, from $31.9 million for the three months ended September 30, 1999. This was the result of an increase in the average balance of this portfolio of $87.4 million coupled with an increase in the average yield to 7.10% for the three months ended September 30, 2000, from 7.04% for the three months ended September 30, 1999. Interest income on federal funds sold and repurchase agreements increased $3.1 million to $5.3 million for the three months ended September 30, 2000, from $2.2 million for the three months ended September 30, 1999. This was the result of an increase in the average balance of $144.1 million, coupled with an increase in the average yield to 6.66% for the three months ended September 30, 2000, from 5.22% for the three months ended September 30, 1999. The increases in the average yields on interest-earning assets are the result of rising interest rates.

     For the nine months ended September 30, 2000, interest income increased $19.5 million, to $1.14 billion, from $1.12 billion for the nine months ended September 30,1999. This increase was the result of an increase in the average yield on interest-earning assets to 6.92% for the nine months ended September 30, 2000, from 6.80% for the nine months ended September 30, 1999, coupled with the repositioning of interest-earning assets, which remained stable, from securities to mortgages.

     Interest income on mortgage loans increased $64.6 million to $566.6 million for the nine months ended September 30, 2000, from $502.0 million for the nine months ended September 30, 1999, which was the result of a $1.14 billion increase in the average balance of mortgage loans, coupled with an increase in the average yield on mortgage loans to 7.19% for the nine months ended September 30, 2000, from 7.14% for the comparable period in 1999. Although interest rates have increased from the comparable 1999 period, we experienced only a slight increase in the average yield on mortgage loans. The rising interest rate environment has created a shift in consumer demand from fixed-rate products to adjustable-rate products, which we currently offer at rates below their fully indexed rate for an introductory period which generally runs from three to five years. Accordingly, the impact of rising rates has not yet been fully reflected in the overall average yield on our mortgage loan portfolio. Interest income on consumer and other loans decreased $1.4 million resulting from a decrease in the average balance of this portfolio of $32.6 million, partially offset by an increase in the average yield to 10.21% for the nine months ended September 30, 2000, from 9.52% for the nine months ended September 30, 1999.

     Interest income on mortgage-backed securities decreased $53.9 million to $443.4 million for the nine months ended September 30, 2000, from $497.3 million for the nine months ended September 30, 1999. This decrease was the result of a $1.31 billion decrease in the average balance of the portfolio, partially offset by an increase in the average yield to 6.55% for the nine months ended September 30, 2000, from 6.42% for the nine months ended September 30, 1999. Interest income on other securities increased $1.9 million resulting from an increase in the average balance of this portfolio of $34.8 million, coupled with a slight increase in the average yield to 7.02% for the nine months ended September 30, 2000, from 7.01% for the comparable period in 1999. Interest income on federal funds sold and repurchase agreements increased $8.3 million to $13.9 million for the nine months ended September 30, 2000, from $5.6 million for the nine months ended September 30, 1999, as a result of an increase in the average balance of $146.0 million, coupled with an increase in the average yield to 6.25% for the nine months ended September 30, 2000, from 4.94% for the nine months ended September 30, 1999. As previously noted, the increases in yields on interest-earning assets reflect the increases in interest rates.

INTEREST EXPENSE

     Interest expense for the three months ended September 30, 2000 increased $10.2 million, to $255.4 million, from $245.2 million for the three months ended September 30, 1999. This increase was attributable to an increase in the average cost of interest-bearing liabilities to 5.03% for the three months ended September 30, 2000, from 4.62% for the three months ended September 30, 1999, partially offset by a decrease in the average balance of interest-bearing liabilities of $906.2 million, to $20.32 billion for the three months ended September 30, 2000, from $21.23 billion for the three months ended September 30, 1999. The decrease in average interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits. The increase in the overall average cost of our interest-bearing liabilities reflects the higher interest rate environment that has prevailed since the middle of 1999.

     Interest expense on borrowings decreased $3.1 million to $150.6 million for the three months ended September 30, 2000, from $153.7 million for the three months ended September 30, 1999. This decrease was attributable to a decrease in the average balance of borrowings of $1.16 billion, offset by an increase in the average cost of borrowings to 5.72% for the three months ended September 30, 2000, from 5.26% for the three months ended September 30, 1999. Previous asset growth was primarily funded through callable borrowings which, in a lower interest rate environment, was the most cost effective way to fund our growth. The rising interest rate environment has resulted in most of our borrowings being called upon reaching their call dates. While a portion of the called borrowings are being repaid, the remainder are being rolled over into short- and medium-term borrowings without call features at higher rates.

     Interest expense on deposits increased $13.4 million to $104.9 million for the three months ended September 30, 2000, from $91.5 million for the three months ended September 30, 1999, reflecting an increase in the average cost of deposits to 4.28% for the three months ended September 30, 2000 from 3.84% for the three months ended September 30, 1999, coupled with an increase in the average balance of total deposits of $254.4 million. The increases in the average balance and average cost of total deposits were primarily driven by increases in the average balances and rates on our money market accounts and increases in our certificate of deposit rates. Interest expense on money market accounts increased $6.9 million to $18.9 million for the three months ended September 30, 2000, from $12.0 million for the three months ended September 30, 1999, as a result of an increase in the average balance of $282.5 million, coupled with an increase in the average cost to 5.49% for the three months ended September 30, 2000, from 4.37% for the three months ended September 30, 1999. Interest is paid on money market accounts on a tiered basis with 89.4% of the total balances in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers.

     Interest expense on certificates of deposit increased $7.2 million as a result of an increase in the average cost to 5.81% for the three months ended September 30, 2000 from 5.28% for the three months ended September 30, 1999, coupled with an increase in the average balance of $56.8 million. The increase in the average cost of certificates of deposit reflects the higher interest rate environment and our commitment to offer competitive rates to our customers. Interest expense on savings accounts decreased $854,000 as a result of a decrease in the average balance of $158.6 million, coupled with a slight decrease in the average cost to 2.03% for the three months ended September 30, 2000, from 2.04% for the three months ended September 30, 1999.

     Interest expense for the nine months ended September 30, 2000 increased $40.7 million, to $751.4 million, from $710.7 million for the nine months ended September 30,1999. This increase was the result of an increase in the average cost of these liabilities to 4.88% for the nine months ended September 30, 2000, from 4.54% for the nine months ended September 30, 1999, partially offset by a $323.0 million decrease in the average balance of interest-bearing liabilities.

     Interest expense on borrowed funds for the nine months ended September 30, 2000 increased $10.6 million, to $450.2 million, from $439.6 million for the nine months ended September 30, 1999, resulting from an increase in the average cost of borrowings to 5.55% for the nine months ended September 30, 2000, from 5.20% for the comparable 1999 period, partially offset by a decrease in the average balance of $460.4 million.

     Interest expense on deposits increased $30.1 million, to $301.2 million for the nine months ended September 30, 2000, from $271.1 million for the nine months ended September 30,1999, reflecting an increase in the average cost of deposits to 4.13% for the nine months ended September 30, 2000, from 3.77% for the same period in 1999, coupled with an increase in the average balance of total deposits of $137.4 million. Interest expense on money market accounts increased $19.0 million reflecting an increase in the average balance of $293.9 million, coupled with an increase in the average cost to 5.24% for the nine months ended September 30, 2000, from 4.26% for the 1999 comparable period.

     Interest expense on certificates of deposit increased $13.3 million resulting from an increase in the average cost to 5.60% for the nine months ended September 30, 2000, from 5.21% for the nine months ended September 30, 1999, slightly offset by a decrease in the average balance of $23.2 million. Interest expense on savings accounts decreased $2.4 million which was attributable to a decrease in the average balance of $169.8 million, slightly offset by an increase in the average cost to 2.02% for the nine months ended September 30, 2000, from 2.01% for the nine months ended September 30, 1999.

     Interest expense on NOW and money manager accounts increased $238,000 as a result of an increase in the average balance of $36.5 million, coupled with a slight increase in the average cost to 0.58% for the nine months ended September 30, 2000, from 0.57% for the same period in 1999.

PROVISION FOR LOAN LOSSES

     Provision for loan losses totaled $1.0 million for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000, provision for loan losses totaled $3.0 million compared to $3.1 million for the same period in 1999. The allowance for loan losses increased to $79.0 million at September 30, 2000, from $76.6 million at December 31, 1999. The increase in the allowance for loan losses in part reflects the overall increase in our loan portfolio despite the continued improvement of our asset quality. Net loan charge-offs totaled $66,000 for the three months ended September 30, 2000 and $629,000 for the nine months ended September 30, 2000. Non-performing loans decreased $17.2 million to $36.2 million at September 30, 2000, from $53.4 million at December 31, 1999. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans to 218.12% at September 30, 2000, from 143.49% at December 31, 1999. The allowance for loan losses as a percentage of total loans decreased slightly from 0.75% at December 31, 1999 to 0.72% at September 30, 2000 primarily due to an increase of $786.3 million in gross total loans from December 31, 1999 to September 30, 2000. For further discussion of non-performing loans, see "Asset Quality."

NON-INTEREST INCOME

     Non-interest income for the quarter ended September 30, 2000 decreased to $16.3 million from $36.8 million for the quarter ended September 30, 1999. Non-interest income totaled $51.5 million for the nine months ended September 30, 2000 and $69.9 million for the nine months ended September 30, 1999. The decrease in non-interest income is primarily attributable to the $20.4 million gain on the sale of our five upstate New York banking offices in the third quarter of 1999. Excluding the net gain on disposition of banking and loan production offices, non-interest income totaled $16.3 million for both the quarter ended September 30, 2000 and 1999. Excluding the net gain on disposition of banking and loan production offices, non-interest income decreased $3.2 million to $47.5 million for the nine months ended September 30, 2000 from $50.7 million for the comparable 1999 period.

     Customer service and other loan fees totaled $12.9 million for the three months ended September 30, 2000 and $36.2 million for the nine months ended September 30, 2000, compared to $10.4 million for the three months ended September 30, 1999 and $29.3 million for the nine months ended September 30, 1999. The increases in customer service fees for both periods were due to several factors. The periods ended September 30, 2000 include the full recognition of fee income on debit cards, which were first issued during the third quarter of 1999; an increase in customer service fees, which became effective during the third quarter of 1999; an increase in annuity sales commissions; and an increase in checking account fees related to the increase in the number of checking accounts since September 30, 1999.

     Loan servicing fees totaled $2.2 million for the three months ended September 30, 2000 and $7.7 million for the nine months ended September 30, 2000, compared to $2.8 million for the three months ended September 30, 1999 and $12.1 million for the nine months ended September 30, 1999. Loan servicing fees include all contractual and ancillary servicing revenue we receive, net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The decrease in loan servicing fees for the three months ended September 30, 2000 was primarily the result of a decrease in fees received of $765,000, partially offset by a decrease in the amortization of mortgage servicing rights as compared to the corresponding period in 1999. The decrease in loan servicing fees for the nine months ended September 30, 2000 was the result of a decrease in fees received of $3.1 million and a decrease in the recovery of a portion of the valuation allowance for mortgage servicing rights of $2.9 million, partially offset by a decrease in the amortization of mortgage servicing rights of $1.6 million, as compared to the nine months ended September 30, 1999. The decrease in fees received is due to a decrease in the balance of loans serviced for others from $4.54 billion at September 30, 1999 to $4.04 billion at September 30, 2000 and the decrease in the amortization of mortgage servicing rights is due to the decrease in prepayment speeds and refinance activity which is a result of the current interest rate environment.

     Net gains on sales of loans totaled $273,000 for the three months ended September 30, 2000 and $568,000 for the nine months ended September 30, 2000, compared to $209,000 for the three months ended September 30, 1999 and $3.3 million for the nine months ended September 30, 1999. Net gain on disposition of banking and loan production offices totaled $4.0 million for the nine months ended September 30, 2000, compared to a net gain of $20.4 million for the quarter ended September 30, 1999 and a net gain of $19.2 million for the nine months ended September 30, 1999. We recorded a net gain of $2.8 million during the second quarter of 2000 related to the sale of the former LIB headquarters and a net gain of $1.2 million during the first quarter of 2000 related to the sale of a former Long Island Savings Bank banking office. The net gain for the nine months ended September 30, 1999 resulted from the $20.4 million gain recognized on the sale of our five upstate New York banking offices in the third quarter of 1999 and the net loss of $1.2 million from the closing and disposition of certain LPOs in the first quarter of 1999.

NON-INTEREST EXPENSE

     Non-interest expense for the quarter ended September 30, 2000 was $53.6 million, a decrease of $418,000 from $54.0 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, non-interest expense decreased $5.3 million to $163.6 million, from $168.9 million for the nine months ended September 30, 1999. General and administrative expense decreased $4.5 million to $43.5 million for the third quarter of 2000, from $48.0 million for the comparable 1999 period. For the nine months ended September 30, 2000, general and administrative expense decreased $16.8 million to $133.6 million, from $150.4 million for the comparable 1999 period.

     Compensation and benefits totaled $18.5 million for the three months ended September 30, 2000 and $58.3 million for the nine months ended September 30, 2000, compared to $22.5 million for the three months ended September 30, 1999 and $70.6 million for the nine months ended September 30, 1999. These decreases are primarily attributable to a decrease in salary expense, which includes a decrease in overtime and incentives, and a decrease in net employee benefit plan expense. Employee stock plans amortization expense totaled $1.8 million for the three months ended September 30, 2000 and $5.3 million for the nine months ended September 30, 2000, compared to $2.2 million for the three months ended September 30, 1999 and $8.1 million for the nine months ended September 30, 1999. The decrease in employee stock plans amortization expense is due primarily to the effect of the lower average market value of our common stock on ESOP expense.

     Goodwill litigation expense was $2.1 million for the three months ended September 30, 2000, compared to $1.1 million for the three months ended September 30, 1999 and $6.4 million for the nine months ended September 30, 2000, compared to $4.0 million for the nine months ended September 30, 1999. Non-interest expense includes $3.1 million for the quarter ended September 30, 2000 and $9.3 million for the nine months ended September 30, 2000 of capital trust securities expense related to the issuance of $125.0 million of Capital Securities by our wholly-owned subsidiary, Astoria Capital Trust I, in the fourth quarter of 1999. For further discussion of the Capital Securities, see "Notes to Consolidated Financial Statements" and "Liquidity and Capital Resources." The Company's percentage of general and administrative expense to average assets improved to 0.79% for the three months ended September 30, 2000 and 0.80% for the nine months ended September 30, 2000, from 0.84% for the three months ended September 30, 1999 and 0.88% for the nine months ended September 30, 1999. The efficiency ratios also improved to 30.89% for the three months ended September 30, 2000 and 30.92% for the nine months ended September 30, 2000, from 32.09% for the three months ended September 30, 1999 and 33.02% for the nine months ended September 30, 1999.

INCOME TAX EXPENSE

     For the quarter ended September 30, 2000, income tax expense was $32.6 million, representing an effective tax rate of 37.7%, as compared to $48.0 million, representing an effective tax rate of 41.8%, for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, income tax expense was $104.5 million, representing an effective tax rate of 38.8%, as compared to $127.5 million, representing an effective tax rate of 42.0%, for the nine months ended September 30, 1999. The decrease in our effective tax rate was attributable to a lower non-deductible ESOP expense as well as a tax benefit derived from a corporate restructuring during the fourth quarter of 1999 of certain subsidiaries of Astoria Federal.

CASH EARNINGS

     Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.16 billion at September 30, 2000, compared to $973.0 million at December 31, 1999. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

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

     We believe that cash earnings and cash returns on average tangible equity reflect our ability to generate tangible capital that can be leveraged for future growth. The following comparisons exclude the net gain on disposition of banking and loan production offices recognized during the nine months ended September 30, 2000 and during the three and nine months ended September 30, 1999.

     Operating cash earnings totaled $60.4 million for the three months ended September 30, 2000 and $182.5 million for the nine months ended September 30, 2000. Operating cash earnings for the three months ended September 30, 1999 totaled $63.1 million and for the nine months ended September 30, 1999 totaled $190.6 million. Operating cash return on average tangible equity was 21.87% for the third quarter of 2000 and 23.17% for the third quarter of 1999. Operating cash return on average assets was 1.09% for the quarter ended September 30, 2000 and 1.10% for the quarter ended September 30, 1999. Operating cash return on average tangible equity was 23.53% for the nine months ended September 30, 2000 and 21.94% for the nine months ended September 30, 1999. Operating cash return on average assets was 1.09% for the nine months ended September 30, 2000 and 1.12% for the same period in 1999. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio improved to 0.75% for the three months ended September 30, 2000 as compared to 0.80% for the three months ended September 30, 1999. The cash efficiency ratio improved to 29.59% for the third quarter of 2000 from 30.59% for the third quarter of 1999. For the nine months ended September 30, 2000, the cash general and administrative expense to average assets ratio was 0.77% as compared to 0.84% for the comparable 1999 period. The cash efficiency ratio was 29.68% for the nine months ended September 30, 2000 versus 31.25% for the nine months ended September 30, 1999.

     Presented below are our Condensed Consolidated Schedules of Operating Cash Earnings for the three and nine months ended September 30, 2000 and 1999.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULES OF OPERATING CASH EARNINGS
(In Thousands, Except Per Share Data)

                                                                   Three Months Ended         Nine  Months Ended
                                                                     September 30,                September 30,
                                                                 ---------------------        -------------------
                                                                 2000          1999           2000         1999
                                                                 ----          ----           ----         ----
Net income                                                     $53,689       $66,948       $165,046     $176,124
Less:  Net gain on disposition of banking and loan
       production offices, net of tax                                -        11,909          2,434       11,140
                                                                ------        ------        -------      -------
Operating income                                                53,689        55,039        162,612      164,984
Add back:
   Employee stock plans amortization expense                     1,826         2,234          5,339        8,075
   Amortization of goodwill                                      4,824         4,843         14,472       14,592
   Income tax benefit on amortization expense of
      earned portion of RRP stock                                   13           968             39        2,903
                                                                ------        ------        -------      -------
   Operating cash earnings                                      60,352        63,084        182,462      190,554

Preferred dividends declared                                    (1,500)       (1,500)        (4,500)      (4,500)
                                                                -------       ------        --------     --------

Operating cash earnings available to common
      shareholders                                             $58,852       $61,584       $177,962     $186,054
                                                                ======        ======        =======      =======

Basic operating cash earnings per common share (1)             $  1.23       $  1.20       $   3.69     $   3.60
                                                                ======        =======       =======      ========
Diluted operating cash earnings per common share (1)           $  1.21       $  1.18       $   3.63     $   3.51
                                                                ======        =======       =======      ========

------------------------

(1) Based on the weighted average shares used to calculate earnings per share on the Consolidated Statements of Income.

ASSET QUALITY

     One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped strengthen our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, maintaining sound credit standards for new loan originations and a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1995 through September 30, 2000. Non-performing assets decreased from $58.4 million at December 31, 1999 to $40.6 million at September 30, 2000 as shown on the table on page 33. The ratio of non-performing assets to total assets decreased from 0.26% at December 31, 1999 to 0.18% at September 30, 2000. The following table shows a comparison of delinquent loans as of September 30, 2000 and December 31, 1999.

                                                                           Delinquent Loans
                                                                           ----------------

                                                 At September 30, 2000                               At December 31, 1999
                                 -------------------------------------------------    ---------------------------------------------
                                        60-89 Days              90 Days or More             60-89 Days           90 Days or More
                                 ---------------------------   -------------------    ---------------------   ---------------------
                                   Number          Principal    Number  Principal      Number     Principal     Number    Principal
                                    of             Balance       of       Balance       of         Balance       of        Balance
(Dollars in Thousands)             Loans           of Loans     Loans    of Loans      Loans      of Loans      Loans     of Loans
----------------------           ---------------------------   -------------------    ---------------------   ---------------------

One-to-four family..............      26           $  643        281      $31,776        45         $2,202         390      $48,610
Multi-family....................       -                -          2          992         -              -           5          802
Commercial real estate..........       1              149          4        2,416         3          2,369           8        2,331
Consumer and other loans........     126              743        107        1,015       162          1,033         148        1,626
                                     ---            -----        ---      -------       ---          -----         ---      -------

Total delinquent loans..........     153           $1,535        394      $36,199       210         $5,604         551      $53,369
                                     ===            =====        ===       ======       ===          =====         ===       ======

Delinquent loans to total
    loans.......................                     0.01%                   0.33%                    0.05%                    0.52%


     The following table sets forth information regarding non-performing assets at September 30, 2000 and December 31, 1999. In addition to the non-performing loans, we had approximately $1.5 million of potential problem loans at September 30, 2000 and $5.6 million at December 31, 1999. Such loans are 60-89 days delinquent as shown above.

                                             Non-Performing Assets
                                             ---------------------

                                                                                At                    At
                                                                            September 30,        December 31,
                                                                                2000                 1999
                                                                         ----------------       ---------------
                                                                                  (Dollars in Thousands)

   Non-accrual delinquent mortgage loans (1)................                  $34,217              $48,830
   Non-accrual delinquent consumer and other loans                              1,015                1,626
   Mortgage loans delinquent 90 days or more and
     still accruing interest (2)............................                      967                2,913
                                                                               ------               ------
        Total non-performing loans..........................                   36,199               53,369
                                                                               ------               ------

   Real estate owned, net (3)...............................                    4,404                5,080
                                                                               ------               ------
        Total non-performing assets.........................                  $40,603              $58,449
                                                                               ======               ======

Allowance for loan losses to non-performing loans............                  218.12%              143.49%
Allowance for loan losses to total loans.....................                    0.72%                0.75%

---------------------

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

     If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income of $2.2 million for the nine months ended September 30, 2000 and $3.8 million for the year ended December 31, 1999 on these loans. Actual payments recorded to interest income on non-accrual loans totaled $1.1 million for the nine months ended September 30, 2000 and $1.9 million for the year ended December 31, 1999.

     Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $5.5 million at September 30, 2000 and $6.7 million at December 31, 1999.

     The following table sets forth the change in allowance for loan losses.

  (In Thousands)

  Allowance for Loan Losses:
    Balance at December 31, 1999.............................................         $76,578
         Provision charged to operations.....................................           3,008
         Charge-offs:
                One-to-four family...........................................            (901)
                Multi-family.................................................              (8)
                Commercial...................................................               -
                Consumer and other...........................................          (1,317)
                                                                                       -------
         Total charge-offs...................................................          (2,226)
                                                                                       -------

         Recoveries:
                One-to-four family...........................................             674
                Multi-family.................................................             136
                Commercial...................................................             465
                Consumer and other ..........................................             322
                                                                                       ------
         Total recoveries....................................................           1,597
                                                                                       ------
         Total net charge-offs...............................................            (629)
                                                                                       -------
    Balance at September 30, 2000............................................         $78,957
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

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," or SFAS No. 140. SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125,

"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishment of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 15, 2000. The remaining provisions are effective for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. We believe the implementation of SFAS No. 140 will not have a material impact on our financial condition.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a description of our quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis."


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     With respect to the cases entitled The Long Island Savings Bank FSB et al. vs. The United States, or the LISB Goodwill Litigation, and Astoria Federal Savings and Loan Association vs. The United States, or the Astoria Goodwill Litigation, both of which are pending in the United States Court of Federal Claims, Judge Smith entered an order on September 20, 2000 indicating that he was considering changes to the case management process. In the order, Judge Smith indicated that he would "within the next several weeks" distribute the remaining "first-thirty" cases, which would include the LISB Goodwill Litigation, to judges of the court. Judge Smith indicated that he believed this was necessary "for prompt rulings on liability and on to consideration of damages issues." To date, no further assignment has been made, although by order dated November 2, 2000 Judge Smith reaffirmed his intention to do so. Judge Smith, in his September 20, 2000 order, also indicated that he was considering distributing the remaining cases, which would include the Astoria Goodwill Litigation which is a "second-thirty" case, back to the judges of the United States Court of Federal Claims. He requested the coordinating committees' views on whether the operative procedural orders, particularly the Master Litigation Plan and the Master Discovery Plan, should continue to govern such cases upon their distribution. He stayed expert discovery in the "second-thirty" cases, including the Astoria Goodwill Litigation, pending further consideration of these matters by the Court. By order dated November 2, 2000, Judge Smith further stayed the commencement of expert discovery in the "second-thirty" cases, including the Astoria Goodwill Litigation, until March 1, 2001.

     With respect to both the LISB Goodwill Litigation and the Astoria Goodwill Litigation, no assurance can be given as to the results of these claims or the timing of any proceeding in relation thereto.

     In the case of Leonard Minzer, et ano. v. Gerard C. Keegan, et al. which had been commenced in the United States District Court for the Eastern District of New York on July 18, 1997, the United States Court of Appeals for the Second Circuit on August 24, 2000 issued a revised opinion which, like its original decision dated July 10, 2000 affirmed the District Court's earlier ruling dismissing Plaintiffs' second amended complaint. On September 20, 2000, the United States Court of Appeals for the Second Circuit denied Plaintiffs' petition for rehearing and suggestion for In Banc.

     For further information regarding legal proceedings see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 1999 and Part II,
Item I of our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2000 and June 30, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             11.  Statement Regarding Computation of Per Share Earnings.
             27.  Financial Data Schedule.

         (b) Reports on Form 8-K

             Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Astoria Financial Corporation



Dated:   November 13, 2000           By:   /s/    Monte N. Redman
         -----------------                 -----------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No                     Identification of Exhibit
----------                     -------------------------

     11.                    Statement Regarding Computation of Per Share Earnings

     27.                    Financial Data Schedule