Form 10-K405
period 2000-12-31
ASTORIA FINANCIAL CORP
filed 2001-03-26
CIK 910322

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-22228

                          ASTORIA FINANCIAL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                   DELAWARE                              11-3170868
       -------------------------------               ----------------
       (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)



             ONE ASTORIA FEDERAL PLAZA, LAKE SUCCESS, NEW YORK 11042
             -------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (516) 327-3000
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       (SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT): NONE
                                                                     ----

               (SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT):

                           COMMON STOCK $.01 PAR VALUE
                           ---------------------------
                                (TITLE OF CLASS)

                        PREFERRED STOCK, PURCHASE RIGHTS
                        --------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 2001: Common stock par value $.01 per share, $2,511,928,991. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant's common stock on March 14, 2001, which was $52.69 as reported in the Wall Street Journal on March 15, 2001. The number of shares of the registrant's Common Stock outstanding as of March 14, 2001 was 49,120,573 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 16, 2001 in connection with the Annual Meeting of Stockholders to be held on May 16, 2001 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 16, 2001, are incorporated by reference into Part III.

                          ASTORIA FINANCIAL CORPORATION

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS





Part I                                                                                                    Page
Item 1.               Business............................................................................    1
Item 2.               Properties..........................................................................   28
Item 3.               Legal Proceedings...................................................................   29
Item 4.               Submission of Matters to a Vote of Security Holders.................................   32

Part II

Item 5.               Market for Astoria Financial Corporation's Common
                       Equity and Related Stockholder Matters.............................................   33
Item 6.               Selected Financial Data.............................................................   34
Item 7.               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................................................   36
Item 7A.              Quantitative and Qualitative Disclosures about Market Risk..........................   63
Item 8.               Financial Statements and Supplementary Data.........................................   63
Item 9.               Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure................................................   63

Part III

Item 10.              Directors and Executive Officers of Astoria Financial Corporation...................   64
Item 11.              Executive Compensation..............................................................   64
Item 12.              Security Ownership of Certain Beneficial Owners
                       and Management.....................................................................   64
Item 13.              Certain Relationships and Related Transactions......................................   64

Part IV

Item 14.              Exhibits, Financial Statement Schedules and Reports on

                       Form 8-K...........................................................................   64

SIGNATURES . . . . . . ...................................................................................   65

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

                                     PART I

As used in this Form 10-K, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal Savings and Loan Association and its subsidiaries, Astoria Capital Trust I and AF Insurance Agency, Inc.

ITEM 1.  BUSINESS

GENERAL

We are a Delaware corporation organized on June 14, 1993, as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association, or Astoria Federal. At December 31, 2000, we had assets of $22.34 billion, deposits of $10.07 billion, and stockholders' equity of $1.51 billion.

Our primary business is the operation of our wholly-owned subsidiary, Astoria Federal. In addition to directing, planning and coordinating the business activities of Astoria Federal, we invest primarily in U.S. Government and federal agency securities, mortgage-backed securities and other securities. We have acquired, and may continue to acquire or organize either directly or indirectly through Astoria Federal, other operating subsidiaries including other financial institutions.

Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family residential mortgage loans and mortgage-backed securities and, to a lesser extent, multi-family residential mortgage loans, commercial real estate loans and consumer and other loans. In addition, Astoria Federal invests in U.S. Government and federal agency securities and other investments permitted by federal laws and regulations. Astoria Federal's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its other securities portfolio. Astoria Federal's cost of funds consists of interest expense on deposits and borrowed funds.

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

These acquisitions have enabled us to expand our operations through an increased customer base thereby increasing deposits and loan originations and providing customers with a broader array of financial products and services. Acquisition candidates have been selected based on, among other factors, the extent to which the candidates could enhance our retail presence in new or existing markets.

LENDING ACTIVITIES

GENERAL. Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family residences and, to a lesser extent, by multi-family residences and commercial real estate. The remainder of the loan portfolio consists of a variety of consumer and other loans.

At December 31, 2000, our net loan portfolio totaled $11.36 billion, or 50.8% of total assets, which includes $13.5 million of real estate loans held-for-sale. We originate mortgage loans, either directly from existing or past customers and members of the communities served or indirectly through real estate agents, attorneys, builders and brokers. The retail loan origination program accounted for approximately $733.9 million of originations during 2000 and $1.27 billion of originations during 1999. The broker loan origination program consists of relationships with mortgage brokers and accounted for approximately $1.16 billion of originations during 2000 and $2.08 billion of originations during 1999. Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area and through an extensive broker network in fourteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois and Florida. Our third party loan origination program (correspondent loan program) which includes relationships with other financial institutions and mortgage-bankers, has contributed to the growth in our loan portfolio and the reduction in our geographical loan concentration in the New York metropolitan area. This program accounted for approximately $836.8 million of third party loan originations during 2000 and $417.6 million of third party loan originations during 1999. See Loan Portfolio Composition table on page 23 and Loan Maturity, Repricing and Activity tables on pages 24 and 25.

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

At December 31, 2000, $9.86 billion, or 86.8%, of our total loan portfolio consisted of one-to-four family residential mortgage loans, of which $7.46 billion, or 75.6%, were adjustable rate mortgage, or ARM, loans. We currently offer ARM loans which are initially fixed for one, three, five, seven and ten years and convert into one-year ARM loans at the end of the initial fixed period. The one-year, three-year, five-year and seven-year ARM loans have terms of up to 40 years and the ten-year ARM loans have terms of up to 30 years. ARM loans may carry, for a period of time, an initial interest rate which is less than the fully indexed rate for the loan. We determine the initial discounted rate in accordance with market and competitive factors. All ARM loans we offer have annual and lifetime interest rate ceilings. Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. To recognize the credit risks associated with ARM loans offered at initial discounts below fully-indexed rates, we generally underwrite our one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.0%. For ARM loans with longer adjustment periods, and therefore, less risk due to the longer period for the borrower's income to adjust to anticipated higher future payments, we underwrite the loans using the initial rate, which may be a discounted rate.

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

Generally, we originate 15-year and 30-year fixed-rate mortgage loans for immediate sale to various governmental agencies or other investors on either a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment either on a mandatory delivery or best efforts basis.

One-to-four family mortgage loan originations and purchases decreased $1.03 billion, from $3.40 billion in 1999 to $2.37 billion in 2000. This reduction was the result of mortgage interest rates increasing in the second half of 1999 and throughout 2000, significantly reducing the number of mortgage loans refinanced, and the closing and disposal of certain loan production offices, or LPOs, in the first quarter of 1999.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY LENDING. As of December 31, 2000, our total loan portfolio contained $514.8 million, or 4.5%, of commercial real estate loans and $801.9 million, or 7.1%, of multi-family loans. During 2000, we originated $357.9 million of commercial, multi-family and mixed use loans compared to $352.4 million in 1999. Mixed use loans are secured by properties which are intended for both business and residential use and are classified as commercial or multi-family based on the greater number of commercial versus residential units.

The commercial real estate and multi-family loans in our portfolio consist of both fixed-rate and adjustable-rate loans which were originated at prevailing market rates. Commercial real estate and multi-family loans generally are provided as five to fifteen year term balloon loans amortized over fifteen to thirty years. Our policy has been to originate commercial real estate and multi-family loans generally in our local market areas. In making such loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our policy requires a minimum debt coverage ratio of 1.20 times for commercial real estate and multi-family loans. Additionally, on commercial real estate and multi-family loans, our policy is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases and up to 70% on refinances.

Commercial real estate loans typically are secured by properties such as retail stores, office buildings and mixed use (more business than residential units) properties. As of December 31, 2000, our single largest commercial real estate loan had an outstanding principal balance of $9.2 million, was current and was secured by a multi-story office building in Mineola, New York.

The majority of the multi-family loans in our portfolio are secured by six to forty unit apartment buildings and other mixed use (more residential than business units) properties. As of December 31, 2000, our single largest multi-family loan had an outstanding balance of $6.1 million, was current and was secured by a 300 unit senior apartment complex subsidized by the government under Section 8 regulations located in East Patchogue, New York.

Loans secured by commercial real estate and multi-family properties generally involve a greater degree of risk than one-to-four family residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. As such, these loans require more ongoing evaluation and monitoring. Because payments on loans secured by commercial and multi-family properties often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower's control such as adverse conditions in the real estate market or the economy or changes in government regulation. We provide multi-family and commercial real estate loans using prudent underwriting standards, which include consideration of the demand for such properties and the general economic conditions in our market area. Our commercial real estate and multi-family loans are concentrated in the New York metropolitan area.

CONSUMER AND OTHER LOANS. At December 31, 2000, $184.7 million, or 1.6%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity loans. Consumer loans, with the exception of home equity lines of credit, are offered primarily on a fixed-rate, short-term basis. The underwriting standards we employ for consumer loans include a determination of the borrower's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. Our consumer loans tend to have higher interest rates and shorter maturities than one-to-four family residential mortgage loans, but are considered to entail a greater risk of default than such loans.

Our home equity lines of credit are originated on one-to-four family owner-occupied residential properties. These loans are generally limited to aggregate outstanding indebtedness secured by up to 80% of the appraised value of the property. Such lines of credit are underwritten based upon our internal guidelines in order to evaluate the borrower's ability and willingness to repay the debt.

Included in consumer and other loans were $8.8 million of commercial loans at December 31, 2000. These loans are underwritten based upon the earnings of the borrower and the value of the collateral, if any, securing such loans.

LOAN APPROVAL PROCEDURES AND AUTHORITY. Except for loans in excess of $5.0 million, mortgage loan approval authority has been delegated by the Board of Directors to our underwriters and Loan Committee, which consists of certain members of executive management and other Astoria Federal officers.

Upon receipt of a completed application from a prospective borrower, for mortgage loans secured by one-to-four family properties, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. For mortgage loans secured by commercial and multi-family properties, appraisals are obtained as part of the final underwriting process. All appraisals are performed by licensed or certified appraisers. Most appraisals are performed by licensed independent third party appraisers. The Board of Directors reviews all changes to our appraisal policy.

ASSET QUALITY

NON-PERFORMING ASSETS. We do not accrue interest on loans past due 90 days or more, with the exception of selected mortgage loans delinquent 90 days or more as to their maturity date on which we have continued to accept monthly payments as if the loan had not matured. Such loans consist primarily of one-to-four family loans and totaled $952,000 at December 31, 2000. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date and is sent an application to refinance the loan. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Included in our non-performing assets are real estate owned, or REO, and non-performing investments in real estate.

Total non-performing assets decreased $18.4 million, to $40.0 million at December 31, 2000, from $58.4 million at December 31, 1999. Non-performing loans, a component of non-performing assets, decreased by $17.2 million to $36.2 million at December 31, 2000, from $53.4 million at December 31, 1999. The percentage of non-performing loans to total loans decreased from 0.52% at December 31, 1999, to 0.32% at December 31, 2000. Our percentages of non-performing assets to total assets decreased from 0.26% at December 31, 1999, to 0.18% at December 31, 2000. The allowance for loan losses as a percentage of total non-performing loans was 220.88% at December 31, 2000, compared to 143.49% at December 31, 1999. The allowance for loan losses as a percentage of total non-accrual loans was 226.85% at December 31, 2000, compared to 151.77% at December 31, 1999. For a further discussion of the allowance for loan losses and non-performing assets and loans, see Item 7, "MD&A."

REAL ESTATE OWNED. The net carrying value of our REO totaled $3.8 million at December 31, 2000 and consisted of residential properties. The REO balance decreased $1.3 million, from $5.1 million at December 31, 1999.

CLASSIFIED ASSETS. Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our classified assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "special mention," "substandard," "doubtful" or "loss" assets. An asset classified as "special mention" has "potential weaknesses," which, if uncorrected, may result in the deterioration of the repayment prospects or in the institution's credit position at some future date. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified "substandard," "doubtful," or "loss" are considered adversely classified. See the table on page 26 for additional information on our classified assets.

A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Our impaired loans at December 31, 2000, net of allowance for loan losses of $2.1 million, totaled $15.4 million, of which $1.7 million were classified as non-performing and $13.7 million were current. Interest income recognized on impaired loans, which was not materially different from cash-basis income, amounted to $1.3 million for the year ended December 31, 2000. For further detail on our impaired loans, see Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ALLOWANCE FOR LOSSES ON LOANS, REAL ESTATE OWNED AND INVESTMENTS IN REAL ESTATE. Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. Such evaluation, which includes, but is not limited to, a review of loans on which full collectibility is not reasonably assured, considers among other matters the estimated fair value of the underlying collateral, economic and regulatory conditions, current and historical loss experience and other factors to arrive at an adequate loan loss allowance. General valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. In determining the adequacy of the general valuation allowance, we consider changes in the size and composition of the loan portfolio, historical loan loss experience, current and anticipated economic conditions, and our credit administration and asset management philosophies and procedures. Although we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making the initial determinations. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible.

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

In addition to the requirements of Generally Accepted Accounting Principles in the United States of America, or GAAP, related to loss contingencies, a federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems; analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.

While we believe we have established an adequate allowance for loan losses, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request us to alter our allowance for loan losses, thereby affecting our financial condition and earnings.

REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs, and investments in real estate are carried at the lower of cost or fair value.

INVESTMENT ACTIVITIES

GENERAL. Our investment policy is designed primarily to complement our lending activities, to generate a favorable return without incurring undue interest rate and credit risk, to enable us to manage the interest rate sensitivity of our overall assets and liabilities and to provide and maintain liquidity primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors.

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

We utilize mortgage-backed and other securities purchases as a complement to our mortgage lending activities. Such investments are made in conjunction with our overall liquidity, interest rate risk and credit risk management processes. Our focus over the last twenty-one months has been to maintain or reduce the balance sheet in response to the interest rate environment which prevailed during the second half of 1999 and throughout 2000, while emphasizing the origination of one-to-four family mortgage loans. As a result of this strategy, there were no purchases of mortgage-backed securities in 2000 and purchases of other securities totaled $6.0 million.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings. In general, mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association, or FNMA, the Federal Home Loan Mortgage Corporation, or FHLMC, and the Government National Mortgage Association, or GNMA, are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates may alter the prepayment rate of those mortgage loans and affect both the prepayment rate and estimated market value of mortgage-backed securities.

As a member of the Federal Home Loan Bank of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System."

FEDERAL FUNDS SOLD AND REPURCHASE AGREEMENTS. We invest in a wide range of money market instruments, including overnight and term federal funds and securities purchased under agreements to resell. Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. See "Regulation and Supervision - Liquidity." For a further discussion of our federal funds sold and repurchase agreements, see Note 1 and
Note 3 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Our investment policy also permits us to invest in certain derivative financial instruments. At December 31, 2000, these instruments consist only of interest rate swaps. See Note 11 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for further discussion of such derivative financial instruments.

SECURITIES COMPOSITION. At December 31, 2000, we had $7.16 billion in REMIC and CMO mortgage-backed securities, or 32.1% of total assets, of which 87.6% had fixed rates. Of the REMICs and CMOs portfolio, $5.47 billion, or 76.4%, are insured or guaranteed, either directly or indirectly, by FNMA, FHLMC or GNMA, as issuer. Our REMICs and CMOs had coupon rates ranging from 5.00% to 10.24% and a weighted average yield of 6.54% at December 31, 2000. We believe these securities represent attractive and limited risk alternatives to other investments due to the wide variety of maturity and repayment options available. In addition, we had $713.1 million, or 3.2% of total assets in mortgage-backed security pass-through certificates insured or guaranteed by either FNMA, FHLMC or GNMA. The remaining securities portfolio of $1.54 billion, or 6.9% of total assets, consists of obligations of U.S. Government and agencies, obligations of state and political subdivisions and equity and corporate debt securities. Included in the total securities portfolio are various callable securities, which generally possess higher yields than those securities of similar contractual terms to maturity without call features. As of December 31, 2000, the amortized cost of such callable securities totaled $1.40 billion. Securities called during the year ended December 31, 2000 totaled $7.9 million. Our held-to-maturity portfolio consists primarily of seasoned fixed-rate mortgage-backed securities and U.S. Government and agency securities. At December 31, 2000, our securities available-for-sale totaled $7.70 billion and our securities held-to-maturity totaled $1.71 billion.

For a further discussion of our securities portfolio, see the tables on pages 21 and 22, Item 7, "MD&A" and Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

SOURCES OF FUNDS

GENERAL. Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, NOW and money manager accounts, money market accounts, demand deposit accounts and certificates of deposit. Of the total deposit balance, $1.34 billion, or 13.3%, represent Individual Retirement Accounts.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2000, our deposits totaled $10.07 billion. Occasionally brokered deposits are used to supplement retail customer deposits in raising funds for financing and liquidity purposes. Included in our deposits at December 31, 2000 were $17.7 million of brokered certificates of deposit.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost-of-funds. Core deposits include savings, money market, NOW and money manager and demand deposit accounts, which, in aggregate, represented 48.9% of total deposits at December 31, 2000 and 48.4% of total deposits at December 31, 1999.

BORROWINGS. We enter into reverse repurchase agreements with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under agreements to repurchase. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, Astoria Federal's mortgage portfolio and Astoria Federal's investment in the stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. Prior to 1999, we issued a funding note, a three-year medium-term note and a five year medium-term note. The outstanding balance of these notes totaled $462.9 million at December 31, 2000.

During the year ended December 31, 2000, as part of our strategy to maintain or reduce the balance sheet while emphasizing deposit generation, as well as part of our interest rate risk management strategy, we decreased our borrowings by $1.20 billion, or 10.6%, to $10.20 billion at December 31, 2000, from $11.40 billion at December 31, 1999. The decrease was primarily in callable reverse repurchase agreements. At December 31, 2000, we had $6.14 billion of callable borrowings of which $4.13 billion were callable within one year. The callable borrowings had contractual maturities of up to eight years. At December 31, 2000, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily.

For a further discussion of our borrowings, see the table on page 28, Item 7, "MD&A" and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

NON-INTEREST REVENUE. We have continued to focus on building sources of non-interest revenue, including expanding our checking account base and growing our mutual fund, deferred annuities and insurance sales. Our mutual fund, deferred annuities and insurance sales are operated out of our wholly-owned subsidiaries. See "Subsidiary Activities."

SUBSIDIARY ACTIVITIES

We have three wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc.

Astoria Capital Trust I was formed in October 1999 in connection with the issuance of $125.0 million of Series A Capital Securities. See Item 7, "MD&A" and Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of the Capital Securities.

AF Insurance Agency, Inc. is a New York licensed life insurance and variable annuity agent and property and casualty insurance broker. The name of this subsidiary was changed in April 2000 from Long Island Savings Agency, Inc. which was originally incorporated in January 1990. Through a contractual arrangement with Treiber Insurance and IFS Agencies, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal.

At December 31, 2000, the following were wholly-owned subsidiaries of Astoria
Federal:

AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities and a variety of mutual funds through its licensed agents and stock brokerage services through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $6.1 million for the year ended December 31, 2000, which represented 8.8% of non-interest income.

Astoria Federal Savings and Loan Association Revocable Grantor Trust, or AFS Grantor Trust, was formed in November 2000 in connection with the establishment of a bank owned life insurance, or BOLI, program by Astoria Federal. The initial premium paid was $250.0 million.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Star Preferred Holding Corporation, or Star Preferred, was incorporated in the State of New Jersey in November 1999, to function as a holding company for Astoria Preferred Funding Corporation, or APFC, and Starline Development Corp., or Starline. APFC and Starline, which hold $4.28 billion of mortgage loans as of December 31, 2000, qualify as real estate investment trusts created pursuant to the Internal Revenue Code of 1986, as amended.

Suffco Service Corporation serves as document custodian in connection with mortgage loans being serviced for FNMA and certain other investors.

201 Old Country Road Inc. was formed as a special purpose subsidiary which currently holds mortgage loans, with an aggregate principal balance of $101.6 million as of December 31, 2000, that serve as collateral for a funding note.

Infoserve Corporation provides research information services for Astoria Federal and other financial institutions. The research provided stems from services Infoserve Corporation offered in the past, as a subsidiary of The Greater, for check clearing and processing as well as check and money order issuances.

Entrust Holding Corp., formerly known as 35 East 75th Street Associates Ltd., is the owner of a fifty percent (50%) interest in Entrust Title Agency, LLC, which sells mortgage title insurance. The name of this subsidiary was changed in April 2000.

AF Roosevelt Avenue is inactive but has been retained by Astoria Federal due to its involvement in a litigation matter. Once the litigation is resolved, Astoria Federal intends to dissolve this subsidiary.

Astoria Federal has four subsidiaries which may qualify for alternative tax treatment under Article 9A of the New York State Tax Law and therefore, although inactive, are retained by Astoria Federal.

Astoria Federal has seven subsidiaries, four of which are single purpose entities that have interests in individual real estate investments, which individually and in the aggregate are not material to our financial condition, and two of which have no assets or operations but may be used to acquire interests in real estate in the future. The seventh such subsidiary serves as a holding company for one of the other six.

Astoria Federal has five additional subsidiaries, all of which are inactive and which Astoria Federal intends to dissolve or is in the process of dissolving.

MARKET AREA AND COMPETITION

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. Astoria Federal's deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. At December 31, 2000, Astoria Federal ranked third in deposit market share, or 8.6% of market share, for the Long Island market which includes the combined counties of Nassau, Suffolk, Queens and Brooklyn, based on the "FDIC Deposit Market Share Report" dated June 30, 2000, excluding any pending acquisitions. Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area and through an extensive broker network in fourteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois and Florida.

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

The New York metropolitan area economy has experienced increased growth over the past several years as evidenced by local employment growth statistics. Improvement has also been seen in the local real estate market, as reflected in increased existing home sales during the past few years and an increase in local real estate values. More recently, however, this region along with the rest of the nation has experienced a significant reduction in its economic growth. This economic slowing has been challenged by aggressive and forceful action by the Federal Open Market Committee, or FOMC, which has lowered the federal funds rate 100 basis points in January 2001. These cuts along with the economic slowdown have led to a decrease in general interest rates, which typically results in an increase in mortgage refinance activity. While it appears that the FOMC is actively evaluating the economic slowdown, we cannot accurately project what additional actions, if any, they may take nor the impact those actions would have on the local and national economies. Our broker and third party loan origination programs increased our volume of one-to-four family residential loans outside our primary lending market, thereby reducing our geographical loan concentration as well as our potential exposure to a concentration of credit risk. At December 31, 2000, $5.70 billion, or 51.0%, of our total mortgage loan portfolio was secured by properties located in 47 states other than New York. Excluding New York, we have a concentration of lending of greater than 5% in three states. These states are Connecticut, which comprises 11.9% of our total mortgage loan portfolio, New Jersey, which comprises 9.2% of our total mortgage loan portfolio, and Maryland, which comprises 6.5% of our total mortgage loan portfolio.

We serve our local market areas with a wide selection of loan products and other retail financial services. We consider our strong banking office network, together with our reputation for financial strength and customer service, as our major competitive advantage in attracting and retaining customers in our market areas.

PERSONNEL

As of December 31, 2000, we had 1,698 full-time employees and 327 part-time employees, or 1,862 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION AND SUPERVISION

GENERAL. Astoria Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the Federal Deposit Insurance Corporation, or FDIC, as deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the OTS. Astoria Federal is a member of the Federal Home Loan Bank, or FHLB, System and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund, or SAIF, except for those deposits acquired from The Greater, which are insured by the FDIC under the Bank Insurance Fund, or BIF. We and Astoria Federal must file reports with the OTS concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS and the FDIC periodically perform safety and soundness examinations of Astoria Federal and us and test our compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establish a comprehensive framework to regulate and control the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, FDIC or Congress, could have a material adverse impact on Astoria Federal and us and our respective operations.

The description of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies and of tax matters set forth in this document does not purport to be a complete description of such statutes and regulations and their effects on Astoria Federal and us.

GRAMM-LEACH-BLILEY ACT

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, or Gramm-Leach, which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. As part of this framework, generally, the law (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, and (3) broadens the activities that may be conducted by subsidiaries of national banks and state banks.

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan association holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan association holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

Gramm-Leach allows bank holding companies to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

We do not believe that the law has to date had a material adverse affect upon our operations. The law permits banks, securities firms and insurance companies to affiliate, and as a result the financial services industry has and may continue to experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

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

CAPITAL REQUIREMENTS. The OTS capital regulations require federally chartered savings associations to meet three capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal's risk profile. At December 31, 2000, Astoria Federal exceeded each of its capital requirements with tangible and leverage capital ratios of 6.74% and a risk-based capital ratio of 16.12%.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred its requirement of the IRR component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value, or NPV. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. For a more complete discussion of NPV analysis, see Item 7, "MD&A - Interest Rate Sensitivity Analysis." The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on Astoria Federal.

PROMPT CORRECTIVE REGULATORY ACTION. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2000, Astoria Federal was considered "well capitalized" by the OTS.

INSURANCE OF DEPOSIT ACCOUNTS. Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's deposit insurance assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied, ranging from 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 2000 for the assessment for the FICO payments was $2.1 million.

LOANS TO ONE BORROWER. Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2000, Astoria Federal's largest aggregate amount of loans to one borrower totaled $29.5 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

QUALIFIED THRIFT LENDER, OR QTL, TEST. The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis in 9 out of every 12 months. As of December 31, 2000, Astoria Federal maintained in excess of 90% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2000. Therefore, Astoria Federal qualified under the QTL test.

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

LIMITATION ON CAPITAL DISTRIBUTIONS. The OTS regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Federal currently must file a notice with the OTS for each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for the proposed capital distribution.

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

LIQUIDITY. Astoria Federal was required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified U.S. Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a quarterly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. The OTS' minimum required liquidity was 4.0% during 2000, which Astoria Federal exceeded with a liquidity ratio at December 31, 2000 of 6.96%. On December 27, 2000, Section 6 of the HOLA was repealed and, therefore, Astoria Federal is no longer subject to this liquidity requirement. For additional information on Astoria Federal's regulatory liquid assets, see Item 7, "MD&A - Liquidity and Capital Resources."

ASSESSMENTS. The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the OTS regulations provide that the portion of the assessment based on asset size be the lesser of the assessment under the amended regulations or the regulations before the amendment. For the year ended December 31, 2000, we paid $2.7 million in assessments.

BRANCHING. The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings associations.

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act, or CRA, as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. In addition, in May 2000, the OTS proposed regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. Astoria Federal has been rated as "outstanding" as of its most recent CRA examination and has been rated as "outstanding" over its last three examinations.

TRANSACTIONS WITH RELATED PARTIES. Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as may be adopted by the OTS Director. These provisions, among other things, prohibit, limit or place restriction upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any) and principal stockholders, directors and executive officers.

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

INSURANCE ACTIVITIES. Astoria Federal is generally permitted to engage in certain insurance activities through its subsidiaries. In August 2000, the OTS and the other federal banking agencies proposed regulations pursuant to Gramm-Leach which would prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The proposed regulations would also require prior disclosure of this prohibition to potential insurance product or annuity customers. We do not believe that these regulations, if adopted as proposed, would have a material impact on our operations.

PRIVACY PROTECTION

The OTS has released final regulations implementing the privacy protection provisions of Gramm-Leach. Although the final regulations became effective November 13, 2000, financial institutions have been granted an extension until July 1, 2001 to fully comply with the final regulations. The final regulations require Astoria Federal to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Astoria Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, Astoria Federal is required to provide its customers with the ability to "opt-out" of having Astoria Federal share their non-public personal information with unaffiliated third parties. Astoria Federal is currently in the process of implementing these requirements so as to bring itself into full compliance with the final regulations by July 1, 2001.

Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and we cannot predict whether any of them will become law or what impact, if any, these bills will have if enacted into law.

In June 2000, the OTS and other federal banking agencies proposed guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. These guidelines were finalized and adopted in final form on February 1, 2001. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. We expect that we will implement the guidelines by their effective date of July 1, 2001 and that such implementation will not have a material adverse effect on our operations.

FEDERAL HOME LOAN BANK SYSTEM

Astoria Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its borrowings from the FHLB-NY, whichever is greater. Astoria Federal was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2000, of $285.3 million. Dividends from the FHLB-NY to Astoria Federal amounted to $19.2 million for the year ended December 31, 2000, $17.4 million for the year ended December 31, 1999 and $9.5 million for the year ended December 31, 1998. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the Federal Housing Finance Board. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Formerly, federal savings associations were required to be members of the FHLB System. The new law removed the mandatory membership requirement and authorized voluntary membership for federal savings associations, as is the case for all other eligible institutions.

FEDERAL RESERVE SYSTEM

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $5.5 million and $42.8 million (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Astoria Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

We are a unitary savings and loan holding company within the meaning of the HOLA. As such, we are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings association subsidiary. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. Astoria Federal must notify the OTS at least 30 days before declaring any dividend to us. Astoria Federal has given notice to, and received approval from the OTS, for each dividend declared to us in 2000.

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

FEDERAL SECURITIES LAWS

We are subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

New York State and New York City tax laws allow thrift institutions to continue to use the reserve method of tax accounting for bad debts and to determine a deduction for bad debts in a manner similar to prior law. See "State and Local Taxation."

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

STATE AND LOCAL TAXATION

NEW YORK STATE TAXATION. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 9%, (8.5% effective for taxable years beginning after July 1, 2000; 8% effective for taxable years beginning after July 1, 2001; and 7.5% effective for taxable years beginning after July 1, 2002). If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17% of the New York State franchise tax allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

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

The amount of the addition to the reserve for losses on qualifying real property loans under the NYS Percentage of Taxable Income Method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the NYS Percentage of Taxable Income Method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year.

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

Information regarding distribution of assets, liabilities and stockholders' equity; interest rates and interest differential appears under Item 7, "MD&A." Pages 46 and 47 present the distribution of assets, liabilities and stockholders' equity under the caption "Analysis of Net Interest Income," and the interest differential under the caption "Rate/Volume Analysis."

SECURITIES PORTFOLIO

The following table sets forth the composition of our available-for-sale (at fair value) and held-to-maturity securities portfolios in dollar amounts and in percentages of the portfolios at the dates indicated:

                                                                          AT DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                   2000                        1999                       1998
                                            ---------------------------------------------------------------------------
                                                        PERCENT                     PERCENT                    PERCENT
(Dollars in Thousands)                      AMOUNT      OF TOTAL        AMOUNT      OF TOTAL       AMOUNT      OF TOTAL
-----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
     GNMA pass-through certificates.....  $  104,264      1.35%       $  125,701     1.42%      $   166,516      2.03%
     FHLMC pass-through certificates....     189,368      2.46           226,414     2.55           342,722      4.18
     FNMA pass-through certificates.....     369,709      4.80           447,505     5.05           615,794      7.51
     REMICs and CMOs:
       Agency issuance..................   4,954,148     64.31         5,869,778    66.23         4,920,500     60.04
       Non-agency issuance..............   1,393,696     18.09         1,535,579    17.33         1,508,302     18.40
   Obligations of U.S. Government and
     agencies...........................     499,568      6.49           474,204     5.35           467,199      5.71
   FNMA and FHLMC preferred stock.......     133,789      1.74           127,479     1.44           128,840      1.57
   Asset-backed and other securities....       2,502      0.03             1,908     0.02            25,845      0.31
   Corporate debt securities............      56,178      0.73            54,181     0.61            20,726      0.25
                                            --------    ------        ----------    -----         ---------     -----

Total securities available-for-sale.....  $7,703,222    100.00%       $8,862,749   100.00%       $8,196,444    100.00%
                                          ==========    ======        ==========   ======        ==========    ======

SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
     GNMA pass-through certificates.....  $    3,300      0.19%       $    4,245     0.22%       $   53,258      2.52%
     FHLMC pass-through certificates....      34,829      2.03            45,128     2.37            14,726      0.70
     FNMA pass-through certificates.....      11,512      0.67            13,106     0.69            15,975      0.76
     REMICs and CMOs:
       Agency issuance..................     518,534     30.24           668,823    35.13           787,255     37.28
       Non-agency issuance..............     298,024     17.38           354,766    18.63           268,270     12.70
   Obligations of U.S. Government
     and agencies.......................     804,793     46.92           772,733    40.59           925,355     43.82
   Obligations of states and
      political subdivisions............      44,013      2.57            45,128     2.37            46,961      2.22
                                           ---------     -----            ------     ----            ------     -----

Total securities held-to-maturity.......   1,715,005    100.00%        1,903,929   100.00%        2,111,800    100.00%
                                           ---------    ======         ---------   ======         ---------    ======

Net discount..........................        (2,814)                     (3,972)                    (2,989)
                                           ---------                       -----                  ---------

Net securities held-to-maturity.......    $1,712,191                  $1,899,957                 $2,108,811
                                          ==========                  ==========                 ==========


The table below sets forth certain information regarding the book value, weighted average yields and contractual maturities of our federal funds sold and repurchase agreements, FHLB-NY stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31, 2000.





                                                      ONE YEAR               ONE TO                   FIVE TO
                                                       OR LESS               FIVE YEARS              TEN YEARS
                                                  -------------------   --------------------    --------------------

                                                           ANNUALIZED             ANNUALIZED              ANNUALIZED
                                                           WEIGHTED               WEIGHTED                WEIGHTED
                                                  BOOK      AVERAGE      BOOK      AVERAGE       BOOK      AVERAGE
(Dollars in Thousands)                            VALUE      YIELD       VALUE      YIELD        VALUE      YIELD
--------------------------------------------------------------------------------------------------------------------

FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS ...................        $171,525    6.15%     $   --          - %      $  --        --%
                                                  ========              ======                   =====
FHLB-NY STOCK (1),(2) ..................          $     --      --%     $   --          --%      $  --        --%
                                                  ========              ======                   =====

MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   GNMA pass-through certificates ........      $     --        --%     $   --          --%      $  --        --%
   FHLMC pass-through certificates .......           182      7.34         898         5.93      14,640     5.91
   FNMA pass-through certificates ........            --        --       1,230         6.75       7,479     6.52
   REMICs and CMOs:
         Agency issuance .................            --        --          --           --      18,448     6.21
         Non-agency issuance .............            --        --          --           --       5,549     7.48
   Obligations of the U.S.
     Government and agencies .............           500      5.50          --                   49,956     6.31
   Corporate debt securities .............            --        --          --           --       5,000     9.25
   Asset-backed and other securities                  --        --           1           --       1,000       --
   Equity securities (1), (3) ............            --        --          --           --          --       --
                                                --------                 ------                --------
Total securities available-for-sale:            $    682      5.99%      $2,129        6.40%   $102,072     6.40%
                                                ========                 ======                ========

MORTGAGE-BACKED AND OTHER
 SECURITIES HELD-TO-MATURITY:
   GNMA pass-through certificates ........      $      4      8.92%      $  474        7.73%   $  1,136     9.07%
   FHLMC pass-through certificates .......           259      9.59        1,286        6.72      10,275     8.19
   FNMA pass-through certificates ........            --        --          220        9.29       1,412     7.17
   REMICs and CMOs:
         Agency issuance .................            --        --        4,830        6.61      78,694     6.25
         Non-agency issuance .............            --        --           --          --      35,096     6.43
   Obligations of the U.S.
      Government and agencies ............        14,999      5.74           --                      --       --
   Obligations of states and
      political subdivisions .............            --        --        1,890        3.86          --       --
                                                --------                  ------               --------

Total securities held-to-maturity: .......      $ 15,262      5.81%      $8,700        6.16%   $126,613     6.49%
                                                ========                 ======                ========



                                                      MORE THAN
                                                      TEN YEARS                           TOTAL SECURITIES
                                                 --------------------    --------------------------------------------------
                                                                          AVERAGE
                                                          ANNUALIZED      LIFE BY
                                                           WEIGHTED      CONTRACTUAL                                WEIGHTED
                                                 BOOK      AVERAGE        MATURITY        BOOK         FAIR         AVERAGE
(Dollars in Thousands)                           VALUE      YIELD        (IN YEARS)       VALUE        VALUE         YIELD
---------------------------------------------------------------------------------------------------------------------------

FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS ...................      $     --     -- %           0.01      $  171,525      $  171,525     6.15%
                                                ==========                            ==========      ==========

FHLB-NY STOCK  (1), (2) ..................      $  285,250  7.30%             --      $  285,250      $  285,250     7.30%
                                                ==========                            ==========      ==========


MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   GNMA pass-through certificates ........      $  103,716  7.26%          19.54      $  103,716      $  104,264      7.26%
   FHLMC pass-through certificates .......         172,048  7.33           21.46         187,768         189,368      7.21
   FNMA pass-through certificates ........         355,133  7.09           28.84         363,842         369,709      7.08
   REMICs and CMOs:
         Agency issuance .................       5,078,457  6.44           24.92       5,096,905       4,954,148      6.44
         Non-agency issuance .............       1,410,555  6.63           25.29       1,416,104       1,393,696      6.63
   Obligations of the U.S.
     Government and agencies .............         478,449  6.94           16.32         528,905         499,568      6.88
   Corporate debt securities .............          61,242  7.95           25.24          66,242          56,178      8.05

   Asset-backed and other securities .....           1,405  7.74           12.89           2,406           2,402      4.52
   Equity securities (1), (3) ............         147,615  5.46             --          147,615         133,889      5.46
                                                ----------                            ----------      ----------
Total securities available-for-sale:            $7,808,620  6.56%          23.97      $7,913,503      $7,703,222      6.56%
                                                ==========                            ==========      ==========

MORTGAGE-BACKED AND OTHER
 SECURITIES HELD-TO-MATURITY:
   GNMA pass-through certificates ........           1,688  9.85%          12.47      $    3,302      $    3,500      9.27%
   FHLMC pass-through certificates .......          23,135  8.21           13.16          34,955          35,693      8.16
   FNMA pass-through certificates ........           9,858  6.13           11.91          11,490          11,410      6.31
   REMICs and CMOs:
         Agency issuance .................         434,102  7.13           19.16         517,626         519,550      6.99
         Non-agency issuance .............         261,060  7.14           24.46         296,156         296,785      7.06

   Obligations of the U.S.
      Government and agencies ............         789,660  7.40           14.15         804,659         786,496      7.37

   Obligations of states and
      political subdivisions .............          42,113  6.69           16.75          44,003          43,983      6.57
                                                ----------                            ----------      ----------
Total securities held-to-maturity: .......      $1,561,616  7.27%          17.48      $1,712,191      $1,697,417      7.19%
                                                ==========                            ==========      ==========




(1) As equity securities have no maturities, they are classified in the more than ten years category.

(2)      The carrying amount of FHLB-NY stock equals cost.

(3) Equity securities include FNMA and FHLMC preferred stock which had a book value of $147.5 million and a market value of $133.8 million at December 31, 2000.

LOAN PORTFOLIO

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                                              AT DECEMBER 31,
                                             ------------------------------------------------------------------------------
                                                      2000                        1999                       1998
                                             -----------------------     -----------------------     ----------------------
                                                             PERCENT                    PERCENT                    PERCENT
                                                               OF                          OF                         OF
(Dollars in Thousands)                           AMOUNT       TOTAL         AMOUNT        TOTAL         AMOUNT       TOTAL
----------------------                           ------       -----         ------        -----         ------       -----
MORTGAGE LOANS (GROSS) (1):
    One-to-four family ..................    $  9,863,935      86.79%    $  9,018,270      88.05%    $ 7,857,964      87.37%
    Multi-family ........................         801,917       7.05          615,438       6.01         452,854       5.03
    Commercial real estate ..............         514,810       4.53          433,035       4.23         453,973       5.05
                                             ------------     ------     ------------     ------     -----------     ------

Total mortgage loans ....................      11,180,662      98.37       10,066,743      98.29       8,764,791      97.45
                                             ------------     ------     ------------     ------     -----------     ------

CONSUMER AND OTHER LOANS (GROSS):
    Home equity .........................         133,748       1.18          116,726       1.14         142,437       1.58
    Passbook ............................           8,710       0.08            7,481       0.07           6,653       0.07
    Home Improvement ....................           2,437       0.02            3,787       0.04           5,992       0.07
    Student (2) .........................           2,154       0.02            2,780       0.03           4,118       0.05
    Line of Credit, Overdraft ...........          20,603       0.18           23,186       0.23          24,846       0.28
    Other (3) ...........................           8,236       0.07           16,413       0.16          39,758       0.44
    Commercial ..........................           8,822       0.08            4,531       0.04           5,573       0.06
                                             ------------     ------     ------------     ------     -----------     ------

Total consumer and other loans ..........         184,710       1.63          174,904       1.71         229,377       2.55
                                             ------------     ------     ------------     ------     -----------     ------

Total loans .............................      11,365,372     100.00%      10,241,647     100.00%      8,994,168     100.00%
                                             ------------     ======     ------------     ======     -----------     ======
Unamortized premiums, discounts
     and deferred loan costs and fees              72,622                      58,803                     32,463
Allowance for loan losses ...........             (79,931)                    (76,578)                   (74,403)
                                             ------------                ------------                -----------

Total loans, net ........................    $ 11,358,063                $ 10,223,872                $ 8,952,228
                                             ============                ============                ===========


                                                               AT DECEMBER 31,
                                             -------------------------------------------------
                                                      1997                       1996
                                             ----------------------     ----------------------
                                                            PERCENT                    PERCENT
                                                              OF                          OF
(Dollars in Thousands)                         AMOUNT        TOTAL         AMOUNT        TOTAL
----------------------                       -----------     ------     -----------     ------
MORTGAGE LOANS (GROSS) (1):
    One-to-four family ..................    $ 6,904,114      86.37%    $ 5,107,371      88.32%
    Multi-family ........................        377,292       4.72         201,719       3.49
    Commercial real estate ..............        456,194       5.70         245,584       4.24
                                             -----------     ------     -----------     ------
Total mortgage loans ....................      7,737,600      96.79       5,554,674      96.05
                                             -----------     ------     -----------     ------

CONSUMER AND OTHER LOANS (GROSS):
    Home equity .........................        130,665       1.63         105,475       1.82
    Passbook ............................          7,207       0.09           6,497       0.11
    Home Improvement ....................          8,283       0.11          10,133       0.18
    Student (2) .........................         13,212       0.17           9,904       0.17
    Line of Credit, Overdraft ...........         37,057       0.46          40,734       0.70
    Other (3) ...........................         51,800       0.65          45,764       0.80
    Commercial ..........................          8,136       0.10           9,826       0.17
                                             -----------     ------     -----------     ------

Total consumer and other loans ..........        256,360       3.21         228,333       3.95
                                             -----------     ------     -----------     ------
Total loans .............................      7,993,960     100.00%      5,783,007     100.00%
                                             -----------     ======     -----------     ======
Unamortized premiums, discounts
     and deferred loan costs and fees             26,638                      1,127
Allowance for loan losses ...........            (73,920)                   (48,001)
                                             -----------                -----------

Total loans, net .........................   $ 7,946,678                $ 5,736,133
                                             ===========                ===========


(1) These amounts include $13.5 million, $11.4 million, $212.9 million, $163.7 million, and $58.5 million of mortgage loans classified as held-for-sale at December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

(2) Includes $252,000 and $108,000 of student loans classified as held-for-sale at December 31, 1997 and 1996, respectively.

(3)   Includes automobile, personal unsecured and credit card loans.

LOAN MATURITY, REPRICING AND ACTIVITY

The following table shows the maturity of our loans receivable at December 31, 2000. The table does not include loans held-for-sale, which totaled $13.5 million at December 31, 2000, and the effect of prepayments or scheduled principal amortization.


                                                                               AT DECEMBER 31, 2000
                                             --------------------------------------------------------------------------------------
                                               ONE-TO                                               CONSUMER
                                               -FOUR              MULTI-         COMMERCIAL            AND              TOTAL LOANS
(In Thousands)                                 FAMILY             FAMILY         REAL ESTATE          OTHER             RECEIVABLE
                                               ------             ------         -----------          -----             ----------
Amounts due:
   Within one year ................          $    6,055          $  4,577          $ 37,577          $ 25,153          $     73,362

   After one year:
     One to three years ...........              39,110            19,450            68,099            22,699               149,358
     Three to five years ..........              36,530            11,131            34,169             7,966                89,796
     Five to ten years ............             409,371           249,771           188,430            14,372               861,944
     Ten to twenty years ..........           2,143,762           481,324           184,359            40,543             2,849,988
     Over twenty years ............           7,215,562            35,664             2,176            73,977             7,327,379
                                             ----------          --------          --------          --------          ------------
   Total due after one year .......           9,844,335           797,340           477,233           159,557            11,278,465
                                             ----------          --------          --------          --------          ------------
Total amounts due .................          $9,850,390          $801,917          $514,810          $184,710          $ 11,351,827
                                             ==========          ========          ========          ========          ============
   Unearned premiums (discounts)
     and deferred costs (fees), net                                                                                          72,622
   Allowance for loan losses ......                                                                                         (79,931)
                                                                                                                       ------------
Loans receivable, net .............                                                                                    $ 11,344,518
                                                                                                                       ============

The following table sets forth at December 31, 2000, the dollar amount of all loans receivable due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                                    DUE AFTER DECEMBER 31, 2001
                                     -------------------------------------------------------
(In Thousands)                          FIXED              ADJUSTABLE               TOTAL
                                     -------------------------------------------------------
Mortgage loans:
   One-to-four family ...            $2,384,581            $7,459,754            $ 9,844,335
   Multi-family .........               245,695               551,645                797,340
   Commercial real estate               153,334               323,899                477,233
Consumer and other loans                 40,579               118,978                159,557
                                     ----------            ----------            -----------
Total loans receivable ..            $2,824,189            $8,454,276            $11,278,465
                                     ==========            ==========            ===========

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
(In Thousands)                                              2000                     1999                    1998
--------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS (GROSS):
 At beginning of year .....................            $ 10,066,743             $  8,764,791             $ 7,737,600
    Mortgage loans originated:
      One-to-four family ..................               1,533,299                2,986,529               4,747,609
      Multi-family ........................                 204,948                  231,740                 158,849
      Commercial real estate ..............                 152,982                  120,636                  92,666
                                                       ------------             ------------             -----------
    Total mortgage loans originated .......               1,891,229                3,338,905               4,999,124
                                                       ------------             ------------             -----------
    Purchases of mortgage loans:
      Third party loan origination
        program (1) .......................                 836,782                  417,641                 187,519
    Sales of mortgage loans ...............                (125,086)                (490,687)             (1,428,646)
    Transfer of loans to REO ..............                  (8,146)                 (10,580)                (14,350)
    Principal repayments ..................              (1,480,354)              (1,951,994)             (2,349,832)
    Loans charged off .....................                    (506)                  (1,333)                 (8,148)
    Securitized loans .....................                      --                       --                (387,071)
    Adjustment to conform fiscal year of
       Long Island Bancorp, Inc. to Astoria
       Financial Corporation ..............                      --                       --                  28,595
                                                       ------------             ------------             -----------
 At end of year (2) .......................            $ 11,180,662             $ 10,066,743             $ 8,764,791
                                                       ============             ============             ===========

CONSUMER AND OTHER LOANS (GROSS):
 At beginning of year .....................            $    174,904             $    229,377             $   256,360
    Consumer and other loans originated ...                 118,286                   72,938                 114,433
    Purchases .............................                      --                       --                   6,008
    Sales of consumer and other loans .....                  (5,261)                  (7,357)                (17,618)
    Transfer of loans to REO ..............                      --                       --                     (67)
    Principal repayments ..................                (101,541)                (115,756)               (131,707)
    Loans charged off .....................                  (1,678)                  (4,298)                 (3,809)
    Adjustment to conform fiscal year of
       Long Island Bancorp, Inc. to Astoria
       Financial Corporation ..............                      --                       --                   5,777
                                                       ------------             ------------             -----------
 At end of year ...........................            $    184,710             $    174,904             $   229,377
                                                       ============             ============             ===========


(1) Third party loan originations for the years ended December 31, 2000, 1999 and 1998 were predominantly secured by one-to-four family properties.

(2) Includes $13.5 million, $11.4 million, and $212.9 million in real estate loans classified as held-for-sale at December 31, 2000, 1999 and 1998, respectively.

DELINQUENT LOANS AND CLASSIFIED ASSETS
--------------------------------------

Information regarding delinquent loans and non-performing assets appears under
Item 7, "MD&A - Asset Quality."

The following table sets forth at December 31, 2000, our carrying value of the assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful:


                                              SPECIAL MENTION           SUBSTANDARD              DOUBTFUL
                                           -------------------------------------------------------------------
(Dollars in Thousands)                     NUMBER       AMOUNT       NUMBER      AMOUNT      NUMBER    AMOUNT
--------------------------------------------------------------------------------------------------------------
LOANS:
    One-to-four family ............          1        $   147        279        $35,531        6        $333
    Multi-family ..................          3            359         13          3,444       --          --
    Commercial real estate ........          8         10,240         15         12,439       --          --
    Consumer and other loans ......         --             --         99            903       --          --
                                        ------        -------    -------        -------   ------      ------
Total .............................         12        $10,746        406        $52,317        6        $333
                                        ------        -------    -------        -------   ------      ------
REAL ESTATE OWNED:
    One-to-four family ............         --             --         25          3,801       --          --
                                        ------        -------    -------        -------   ------      ------
Total .............................         12        $10,746        431        $56,118        6        $333
                                        ======        =======    =======        =======   ======      ======

  Note:  There were no assets classified as loss at December 31, 2000.


DEPOSITS
--------

The following table presents our deposit activity for the years indicated:

                                                           YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------
 (Dollars in Thousands)                         2000                 1999                1998
-------------------------------------------------------------------------------------------------
Opening balance ..........................  $ 9,554,534         $ 9,668,286          $ 9,951,421
Net deposits (withdrawals) ...............      107,052            (320,467)            (694,666)
Interest credited ........................      410,101             363,156              399,602
Sale of upstate New York
   banking offices .......................           --            (156,441)                  --
Adjustment to conform fiscal year
   of Long Island Bancorp, Inc. to
       Astoria Financial Corporation .....           --                  --               11,929
                                            -----------          -----------         -----------
    Ending balance .......................  $10,071,687         $ 9,554,534          $ 9,668,286
                                            ===========          ===========         ===========
    Net increase (decrease) ..............  $   517,153         $  (113,752)         $ (283,135)
                                            ===========          ===========         ===========

    Percentage increase (decrease) .......         5.41%              (1.18)%             (2.85)%



The following table sets forth the maturity periods of our certificate of deposit accounts in amounts of $100,000 or more at December 31, 2000.

                                                                        AMOUNT
                                                                    (In Thousands)
MATURITY PERIOD
Three months or less .........                                         $168,117
Over three through six months                                           141,679
Over six through twelve months                                          141,093
Over twelve months ...........                                          292,459
                                                                       --------
Total ........................                                         $743,348
                                                                       ========

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates on each category of deposit presented.


                                                                  Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------

                                           2000                              1999                                1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                     WEIGHTED                              WEIGHTED                         WEIGHTED
                                          PERCENT    AVERAGE                 PERCENT       AVERAGE               PERCENT    AVERAGE
                              AVERAGE     OF TOTAL    NOMINAL    AVERAGE     OF TOTAL      NOMINAL   AVERAGE     OF TOTAL   NOMINAL
  (Dollars in Thousands)      BALANCE     DEPOSITS    RATE       BALANCE     DEPOSITS       RATE     BALANCE     DEPOSITS     RATE
-----------------------------------------------------------------------------------------------------------------------------------
Savings ....................  $2,529,448    25.88%     2.00%   $2,697,726     28.19%        2.00%  $2,889,510       29.45%     2.47%
Money market ...............   1,337,754    13.68      5.19     1,038,765     10.86         4.27      729,106        7.43      4.31
NOW and money manager ......     548,022     5.61      1.00       516,010      5.39         1.00      497,433        5.07      1.26
Non-interest bearing .......     391,693     4.01     --          372,359      3.89        --         399,568        4.07     --
                               ---------    -----               ---------     -----                 ---------       -----
Total ......................   4,806,917    49.18      2.61     4,624,860     48.33         2.24    4,515,617       46.02      2.42
                               =========    =====               =========     =====                 =========       =====

Certificates of Deposit (1):
  Within one year ..........   1,788,655    18.30      5.08     2,030,613     21.22         4.50    2,096,650       21.37      4.52
  One to three years .......   1,616,331    16.53      5.45     1,624,501     16.98         5.24    1,922,096       19.58      5.65
  Three to five years ......   1,340,468    13.71      6.13     1,108,682     11.59         6.04    1,085,050       11.06      6.14
  Five or more years .......      71,504     0.73      6.62        64,692      0.68         5.87       71,595        0.73      6.20
  Jumbo ....................     151,193     1.55      5.56       115,184      1.20         4.49      121,918        1.24      4.85
                               ---------    -----               ---------     -----                 ---------       -----
Total ......................   4,968,151    50.82      5.52     4,943,672     51.67         5.10    5,297,309       53.98      5.40
                               ---------    -----               ---------     -----                 ---------       -----
Total deposits .............  $9,775,068   100.00%             $9,568,532    100.00%               $9,812,926      100.00%
                               =========    =====               =========     =====                 =========       =====

(1)      Terms indicated are original, not term remaining to maturity.

  The following table presents, by rate categories, the remaining periods to maturity of the certificate of deposit accounts outstanding at December 31, 2000 and the balances of our certificates of deposit outstanding at December 31, 2000, 1999 and 1998:

                                       PERIOD TO MATURITY FROM DECEMBER 31, 2000                         AT DECEMBER 31,
                                  ---------------------------------------------------    -------------------------------------------

                                   WITHIN       ONE TO TWO   TWO TO THREE   OVER THREE
  (In Thousands)                  ONE YEAR        YEARS         YEARS        YEARS        2000          1999              1998
--------------------------------------------------------------------------------------  --------------------------------------------

  CERTIFICATES OF DEPOSIT:
  3.99% or less...............    $150,043          $ --          $--           $--      $150,043       $287,739          $267,768
  4.00% to 4.99%..............     115,665         2,080        9,677            --       127,422      1,057,652         1,480,241
  5.00% to 5.99%..............   2,377,436        83,428       47,672        80,857     2,589,393      2,526,491         2,226,385
  6.00% to 6.99%..............     411,982       930,866      178,505       613,279     2,134,632        954,287           963,553
  7.00% and over..............          --            --           --       148,245       148,245        103,474           104,805
                                   -------       -------      -------       -------     ---------        -------           -------
Total ........................  $3,055,126    $1,016,374     $235,854      $842,381    $5,149,735     $4,929,643        $5,042,752
                                ==========    ==========     ========      ========    ==========     ==========        ==========

BORROWINGS
----------

The following table sets forth certain information regarding our borrowed funds at or for the years ended on the dates indicated:





                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
(Dollars in Thousands)                                      2000                1999                1998
------------------------------------------------------------------------------------------------------------------------------------
FHLB-NY ADVANCES:
  Average balance .................................        $ 1,911,928         $ 1,265,968         $  360,233
  Maximum balance outstanding at any month
      end during the year .........................          2,110,010           1,610,058          1,210,170
  Balance outstanding at end of year ................        1,910,000           1,610,058          1,210,170
  Weighted average interest rate during the year ..               5.70%               5.00%              5.78%
  Weighted average interest rate at end of the year               5.79                5.25               4.94

REVERSE REPURCHASE AGREEMENTS:
  Average balance .................................        $ 8,280,005         $ 9,561,718         $5,767,274
  Maximum balance outstanding at any month
     end during the year ..........................          8,986,800          10,026,800          7,491,800
  Balance outstanding at end of year ..............          7,785,000           9,276,800          7,291,800
  Weighted average interest rate during the year ..               5.41%               5.17%              5.50%
  Weighted average interest rate at end of the year               5.68                5.24               5.27

OTHER BORROWINGS:
  Average balance .................................        $   509,556         $   493,711         $  514,945
  Maximum balance outstanding at any month
     end during the year ..........................            514,224             514,663            566,697
  Balance outstanding at end of year ..............            502,371             514,663            520,827
  Weighted average interest rate during the year ..               6.93%               6.67%              6.66%
  Weighted average interest rate at end of the year               6.91                6.86               6.66

TOTAL BORROWINGS:
  Average balance .................................        $10,701,489         $11,321,397         $6,642,452
  Maximum balance outstanding at any month
      end during the year .........................         11,211,072          11,744,333          9,022,797
  Balance outstanding at end of year ..............         10,197,371          11,401,521          9,022,797
  Weighted average interest rate during the year ..               5.53%               5.22%              5.61%
  Weighted average interest rate at end of the year               5.76                5.31               5.31


  ITEM 2.  PROPERTIES

    At December 31, 2000, we operated 86 full-service banking offices, of which 50 were owned and 36 were leased. At December 31, 2000, we owned our principal executive office and the office for our mortgage operations, both located in Lake Success, New York.

    For further information regarding our obligations, see Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

    At December 31, 2000, we leased our previous mortgage operating facility in Mineola, New York which we no longer occupy. Approximately two-thirds of this facility was sublet at December 31, 2000. In addition, in the second quarter of 2000, we sold the former main operating headquarters of LIB located in Melville, New York.

ITEM 3.  LEGAL PROCEEDINGS

On March 24, 1994, our predecessor, LISB, received notice that it had been named as a defendant in a class action lawsuit filed in the United States District Court for the Eastern District of New York. Other Defendants included James J. Conway, Jr., former Chairman and Chief Executive Officer of LISB who resigned from LISB in June 1992, his former law firm, certain predecessor firms of that law firm and certain partners of that law firm. The lawsuit is entitled Ronnie Weil also known as Ronnie Moore, for Herself and on Behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., or the Weil Litigation. The complaint alleged that the Defendants caused mortgage loan commitments to be issued to mortgage loan borrowers, submitted legal invoices to the borrowers at the closing of mortgage loans which falsely represented the true legal fees charged for representing LISB in connection with the mortgage loans and failed to advise that a part of the listed legal fee would be paid to Mr. Conway, thereby defrauding the borrowers. The complaint did not specify the amount of damages sought.

On or about June 9, 1994, LISB was served with an Amended Summons and Amended Complaint adding LISB's directors as individual Defendants. On or about July 29, 1994, LISB and the individual director Defendants served on Plaintiffs a motion to dismiss the Amended Complaint. On or about August 29, 1994, the Plaintiffs served papers in response to the motion. The remaining schedule on the motion was held in abeyance pending certain discovery.

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

On or about May 24, 2000, Plaintiffs submitted a motion seeking to have the Court certify a class consisting of all persons who obtained mortgage loans from LISB during the period January 1, 1983 through December 31, 1992 and paid LISB's attorneys' fees in connection with such mortgages, and for such other relief as the Court deemed just and proper. By response dated July 10, 2000, Astoria Federal submitted its opposition to such motion on the basis that Plaintiffs failed to meet the requirements for class certification and that one of Plaintiffs' counsel is inadequate to serve as class counsel.

Fact discovery has been concluded in this matter and expert discovery is now underway.

We believe that the likelihood is remote that this case will have a material adverse impact on our consolidated financial condition and results of operations.

On July 18, 1997, a purported class action, or the Federal Action, was commenced in the United States District Court for the Eastern District of New York entitled Leonard Minzer, et ano. v. Gerard C. Keegan, et al. against The Greater, The Greater's directors and certain of its executive officers, and us. The suit alleges, among other things, that The Greater, The Greater's directors and certain of its executive officers solicited proxies in violation of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9, promulgated thereunder, by failing to disclose certain allegedly material facts in the proxy statement, as amended, that was circulated to The Greater stockholders in connection with our acquisition of The Greater, or The Greater Acquisition, and that The Greater's directors and certain of its executive officers breached their fiduciary duties by entering into The Greater Acquisition and related arrangements. The suit further alleged, without specification, that we participated in the preparation and distribution of The Greater's proxy materials and/or aided and abetted the alleged breaches of fiduciary duty by The Greater

Defendants. Plaintiffs sought, among other things, a preliminary and permanent injunction against consummation of The Greater Acquisition and the related transactions, an order directing that the directors and executive officers of The Greater carry-out their fiduciary duties, and unspecified damages and costs.

On September 2, 1997, Plaintiffs filed an amended complaint and, on June 1, 1998, the Court granted Defendants' motion to dismiss the amended complaint without prejudice. In July 1998, the Plaintiffs filed a second amended complaint, which the Court, on January 25, 1999, dismissed in all respects.

On or about February 18, 1999, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. On July 10, 2000, the United States Court of Appeals for the Second Circuit affirmed the District Court's dismissal. The United States Court of Appeals for the Second Circuit issued a revised opinion on August 24, 2000, which again affirmed the District Court's dismissal of the action, and, on September 26, 2000, denied Plaintiffs' motion for rehearing and request for hearing en banc.

On December 22, 2000, Plaintiffs filed a petition for writ of certiorari with the United States Supreme Court asking the Supreme Court to consider overturning the Court of Appeals' affirmance. The petition was fully briefed February 5, 2001 and, on February 26, 2001, the petition was denied.

On August 15, 1989, LISB, and its former wholly owned subsidiary, The Long Island Savings Bank of Centereach, FSB, or Centereach, filed suit against the United States seeking damages and/or other appropriate relief on the grounds, among others, that the Government had breached the terms of the 1983 assistance agreement between LISB and the Federal Savings and Loan Insurance Corporation pursuant to which LISB acquired Centereach, or the Assistance Agreement. The Assistance Agreement, among other things, provided for the inclusion of supervisory goodwill as an asset on Centereach's balance sheet to be included in capital and amortized over 40 years for regulatory purposes. The suit is pending in the United States Court of Federal Claims and is entitled The Long Island Savings Bank, FSB, et al. vs. The United States, or the LISB Goodwill Litigation.

Similarly, on July 21, 1995, we commenced an action, Astoria Federal Savings and Loan Association vs. United States, or the Astoria Goodwill Litigation, in the United States Court of Federal Claims against the United States seeking in excess of $250.0 million in damages arising from the Government's breach of an assistance agreement entered into by our predecessor in interest, Fidelity, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association, and the Government's subsequent enactment and implementation of the Financial Institutions Reform, Recovery and Enforcement Act, or FIRREA, in 1989. In addition to its breach of contract claim, Astoria Federal's complaint also asserts claims based on promissory estoppel, failure of consideration and frustration of purpose, and a taking of Astoria Federal's property without just compensation in violation of the Fifth Amendment to the United States Constitution.

Initially, both the LISB Goodwill Litigation and the Astoria Goodwill Litigation were stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases, or the Winstar Cases. On July 1, 1996, the Supreme Court ruled in the Winstar Cases that the Government had breached its contracts in the Winstar Cases and was liable in damages for those breaches.

On September 18, 1996, then Chief Judge Loren Smith issued an Omnibus Case Management Order, or Case Management Order, applicable to all Winstar-related cases. The Case Management Order addresses certain timing and procedural matters with respect to the administration of the Winstar-related cases, including organization of the parties, initial discovery, initial determinations regarding liability, and the resolution of certain common issues. The Case Management Order provides that the parties will attempt to agree upon a Master Litigation Plan, which may be in phases, to govern all further proceedings, including the resolution of common issues (other than common issues covered by the Case Management Order), dispositive motions, trials, discovery schedules, protocols for depositions, document production, expert witnesses, and other matters.

On November 1, 1996, LISB filed a motion for partial summary judgment against the Government on the issues of whether LISB had a contract with the Government and whether the enactment of FIRREA was contrary to the terms of such contract. The Government contested such motion and cross-moved for summary judgment seeking to dismiss LISB's contract claims.

On November 6, 1996, we also moved for partial summary judgment against the Government on the issues of whether Fidelity had a contract with the Government and whether the enactment of FIRREA was contrary to the terms of such contract. The Government contested such motion and cross-moved for summary judgment seeking to dismiss our contract claims in that case as well.

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

On September 20, 2000, Judge Smith indicated that in order to get the most advanced of the Winstar cases to trial judges for prompt rulings on liability and on to the consideration of damages, he intended to distribute all of the "first-thirty' cases, including the LISB Goodwill Litigation, to other judges of the Court of Federal Claims. Judge Smith reaffirmed that decision by order dated November 2, 2000. He subsequently ordered the LISB Goodwill Litigation transferred to Senior Judge Lawrence S. Margolis. Judge Margolis presided over the trial in the Winstar case entitled Bobby J. Glass , et al. and the Federal Deposit Insurance Corp. vs. The United States, Index No. 92-428C. Judge Margolis has ordered that oral arguments be held with respect to our pending motion for partial summary judgment and the Government's cross motions on April 10, 2001.

Although the Court has not yet ruled on the parties' motions, the Government on February 8, 2001 served its answer to our complaint in the LISB Goodwill Litigation. The Government in its answer in substance denies our claims based upon breach of contract, breach of implied-in-fact contract, promissory estoppel, failure of consideration and frustration of purpose and based upon a Fifth Amendment Taking. The Government asserts a number of affirmative defenses based upon fraud in the inducement, fraud in performing the contract, that the contract is unenforceable due to a "conflict-of-interest taint," common law fraud, unclean hands, forfeiture, estoppel, failure to satisfy material conditions precedent, prior material breach, lack of causation, lack of standing, unjust enrichment, illegality, failure to mitigate, assumption of risk, recoupment, and the "claims are barred as there was no agreement, in unmistakable terms, to relax regulatory requirements." In addition, the Government asserted in its answer two counterclaims: that our claim should be forfeited pursuant to 28 U.S.C. Section 2514 and that because the Government alleges that the Assistance Agreement with the Government are void or voidable the Government should be entitled to restitution of $122.2 million in the aggregate. The Government bases its counterclaims on the same factual allegations contained in the Weil Litigation.

On October 10, 2000, the Government moved to dismiss various portions of our complaint in the Fidelity Goodwill Litigation, specifically those relating to promissory estoppel, failure of consideration and frustration of purpose and the Fifth Amendment Taking. The Government in such motion has also requested dismissal of our motion for partial summary judgment referenced above alleging that we bore the risk of any regulatory changes with respect to the capital credits and that we are not entitled to interest. We have contested such motion.

Discovery with respect to our complaint in the LISB Goodwill Litigation is now complete. The Astoria Goodwill Litigation has been designated as one of the "second-thirty cases." As a result, discovery in such case commenced on August 23, 1999. Fact witness discovery has been concluded. Judge Smith has stayed expert discovery until 30 days following the filing of a decision in the appeal before the United States Court of Appeals for the Federal Circuit of the decision rendered in the Court of Federal Claims in the case of California Federal Bank v. United States of America, Case No. 92-138C.

The United States Court of Appeals for the Federal Circuit on February 16, 2001 rendered a decision in the case of Glendale Federal Bank, FSB v. The United States, Case No. 99-5103, 99-5113. The Court vacated in part the damage award rendered by Judge Smith following the trial of such case and remanded the case for further proceedings. Based upon our review of these decisions and other decisions rendered in the Winstar related cases, we are unable to predict with any degree of certainty the outcome of our claims against the United States and the amount of damages that may be awarded in connection with either the LISB Goodwill Litigation or the Astoria Goodwill Litigation, if any. No assurance can be given as to the results of these claims or the timing of any proceedings in relation thereto.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2000 to a vote of our security holders through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ASFC." The table below shows the reported high and low closing price of our common stock during the periods indicated in 2000 and 1999.

                                2000                        1999
                       --------------------------------------------------------
                       HIGH          LOW           HIGH           LOW
-------------------------------------------------------------------------------
First Quarter         $29.81        $22.13        $50.50        $44.00
Second Quarter         30.75         25.00         51.06         41.25
Third Quarter          39.06         26.38         42.44         28.94
Fourth Quarter         54.44         32.56         38.19         28.50

As of March 14, 2001, we had 4,211 shareholders of record. As of December 31, 2000, there were 49,643,554 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2000 and 1999:

                                                     2000            1999
--------------------------------------------------------------------------------
First Quarter                                    $   0.24        $   0.24
Second Quarter                                       0.26            0.24
Third Quarter                                        0.26            0.24
Fourth Quarter                                       0.26            0.24

On January 24, 2001, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2001, to common stockholders of record at the close of business on February 15, 2001. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, "Business - Regulation and Supervision" and Note 10 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the impact of the liquidation accounts and regulatory capital requirements on Astoria Federal's ability to pay dividends. See Item 1, "Business - Federal Taxation" and Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the tax impact of (1) distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes;
(2) distributions in redemption of stock; and (3) distributions in partial or complete liquidation.

ITEM 6.        SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

                                                                                     AT DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
(In Thousands)                                    2000                     1999           1998            1997              1996
------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA:
Total assets                                       $22,336,802          $22,696,536    $20,587,741     $16,432,337      $12,586,694
Federal funds sold and repurchase
     agreements                                        171,525              335,653        266,437         110,550           89,480
Mortgage-backed and other securities
     available-for-sale                              7,703,222            8,862,749      8,196,444       4,807,305        4,194,418
Mortgage-backed and other securities
     held-to-maturity                                1,712,191            1,899,957      2,108,811       2,632,672        1,984,111
Loans held-for-sale                                     13,545               11,376        212,909         163,962           58,643
Loans receivable, net                               11,344,518           10,212,496      8,739,319       7,782,716        5,677,490
Mortgage servicing rights, net                          40,962               48,369         50,237          41,789           29,687
Deposits                                            10,071,687            9,554,534      9,668,286       9,951,421        8,146,103
Borrowed funds                                      10,197,371           11,401,521      9,022,797       4,774,237        3,089,537
Capital trust securities                               125,000              125,000              -               -                -
Stockholders' equity                                 1,513,163            1,196,912      1,462,384       1,445,799        1,107,923





                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)                2000                1999                1998             1997          1996
------------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Interest income                                     $1,517,934         $1,495,279        $1,224,448         $978,155     $842,469
Interest expense                                     1,010,918            955,331           775,465          603,591      501,343
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    507,016            539,948           448,983          374,564      341,126
Provision for loan losses                                4,014              4,119            15,380            9,061       10,163
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
     for loan losses                                   503,002            535,829           433,603          365,503      330,963
Non-interest income                                     69,246             86,696            62,263           62,686       51,917
Non-interest expense:
     General and administrative                        181,692            195,266           232,888          212,570      208,177
     Real estate operations and provision
        for losses, net                                   (450)              (186)             (119)           3,072       (5,400)
     Goodwill litigation                                 8,580              6,417             1,665            1,101          370
     Capital trust securities                           12,435              2,169                 -                -            -
     Amortization of goodwill                           19,296             19,425            19,754           11,722        8,968
     Acquisition costs and restructuring charges             -                  -           124,168                -            -
     SAIF recapitalization assessment                        -                  -                 -                -       47,202
----------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                             221,553            223,091           378,356          228,465      259,317
----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and
     extraordinary item                                350,695            399,434           117,510          199,724      123,563
Income tax expense                                     134,146            163,764            61,825           81,840       54,435
----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                       216,549            235,670            55,685          117,884       69,128
Extraordinary item, net of tax                               -                  -           (10,637)               -            -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                             216,549            235,670            45,048          117,884       69,128
Preferred dividends declared                             6,000              6,000             6,000            1,500            -
----------------------------------------------------------------------------------------------------------------------------------
Net income available to common
     shareholders                                     $210,549           $229,670           $39,048         $116,384      $69,128
==================================================================================================================================
Basic earnings per common share                          $4.39              $4.47             $0.77            $2.51        $1.49
Diluted earnings per common share                        $4.32              $4.37             $0.74            $2.39        $1.44


                                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------------
                                                                     2000           1999          1998          1997           1996
------------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                                             0.97 %         1.04 %        0.25 %        0.84 %        0.58 %
Return on average stockholders' equity                              16.70          17.31          3.02          9.83          6.27
Return on average tangible stockholders' equity                     20.02          20.92          3.65         11.16          6.95
Average stockholders' equity to average assets                       5.81           5.99          8.13          8.56          9.18
Average tangible stockholders' equity
    to average tangible assets                                       4.89           5.01          6.83          7.62          8.36
Stockholders' equity to total assets                                 6.77           5.27          7.10          8.80          8.80
Core deposits to total deposits (1)                                 48.87          48.41         47.84         43.40         41.89
Net interest rate spread                                             2.01           2.23          2.32          2.49          2.65
Net interest margin                                                  2.32           2.46          2.58          2.78          2.96
Operating non-interest income to average assets (2)                  0.29           0.29          0.28          0.34          0.37
General and administrative expense to average
     assets                                                          0.81           0.86          1.27          1.52          1.73
Efficiency ratio (3)                                                31.75          32.21         46.56         50.27         54.01
Average interest-earning assets to average
     interest-bearing liabilities                                    1.07 x         1.05 x        1.06 x        1.07 x        1.07 x
Book value per common share                                       $ 29.47        $ 22.17       $ 25.84       $ 25.93       $ 22.24
Tangible book value per common share                                25.35          17.84         21.34         21.04         20.13
Cash dividends paid per common share                                 1.02           0.96          0.80          0.56          0.43
Dividend payout ratio                                               23.61 %        21.97 %      108.11 %       23.43 %       29.86 %

ASSET QUALITY RATIOS:
Non-performing loans to total loans (4)(5)                           0.32           0.52          1.23          1.12          1.50
Non-performing loans to total assets (4)(5)                          0.16           0.24          0.54          0.55          0.69
Non-performing assets to total assets (5)(6)                         0.18           0.26          0.58          0.70          0.87
Allowance for loan losses to non-performing loans                  220.88         143.49         66.99         82.23         55.41
Allowance for loan losses to non-accrual loans                     226.85         151.77         70.00         86.79         60.58
Allowance for loan losses to total loans                             0.70           0.75          0.83          0.93          0.83

OTHER DATA:
Number of deposit accounts                                        972,777        952,514       980,307     1,044,390       858,030
Mortgage loans serviced for others (in thousands)             $ 3,929,483    $ 4,414,684    $4,944,176    $4,690,746    $3,791,920
Number of full service banking offices                                 86             87            96            96            82
Regional lending offices                                                1              1            12            22            25
Full time equivalent employees                                      1,862          1,914         1,987         2,664         2,347

OTHER NON-GAAP DISCLOSURES (7)
Operating return on average assets                                   0.97 %         0.99 %        0.79 %        0.84 %        0.81 %
Operating cash return on average assets (8)                          1.09           1.13          1.05          1.09          1.04
Operating return on average stockholders' equity                    16.77          16.48          9.76          9.83          8.76
Operating cash return on average stockholders' equity (8)           18.76          18.92         12.86         12.77         11.35
Operating return on average tangible stockholders' equity           20.10          19.91         11.78         11.16          9.71
Operating cash return on average tangible
     stockholders' equity (8)                                       22.48          22.86         15.53         14.49         12.57
Operating cash general and administrative expense to average
     assets (9)                                                      0.76           0.82          1.17          1.38          1.59
Operating cash efficiency ratio (3)(9)                              29.69          30.57         42.92         45.70         49.41

(1) Core deposits are comprised of savings, money market, NOW and money manager and demand deposit accounts.
(2) Operating non-interest income represents total non-interest income less net gains on sales of securities, premises and equipment, and for 2000 and 1999, the net gain on sale and disposition of banking and loan production offices. Operating non-interest income totaled $65.3 million, $66.2 million, $51.2 million, $48.3 million and $44.3 million for 2000, 1999, 1998, 1997 and 1996, respectively.
(3) Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus operating non-interest income.
(4) Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest payments.
(5) Non-performing loans and assets exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $5.2 million, $6.7 million, $6.9 million, $9.1 million and $11.8 million at December 31, 2000, 1999, 1998, 1997, and 1996, respectively.
(6) Non-performing assets consist of all non-performing loans, real estate owned and non-performing investments in real estate, net.
(7) The information presented is not in conformity with GAAP. The following items have been excluded from the return calculations: For 2000, $2.5 million, after tax, for net gain on sale and disposition of banking and loan production offices and $3.4 million, after tax, for an executive severance payment. For 1999, $11.3 million, after tax, for net gain on sale and disposition of banking and loan production offices. For 1998, $100.3 million, after tax, for costs associated with the acquisition of LIB and other infrequently occurring charges. For 1996, $27.6 million, after tax, for a special assessment for the recapitalization of the SAIF. This information is being presented since we consider it a more accurate presentation of our operating results and related returns.
(8) Excludes non-cash charge for amortization of goodwill and amortization relating to allocation of Employee Stock Ownership Plan, or ESOP, stock and earned portion of the Recognition and Retention Plan, or RRP, stock, and related tax benefit.
(9) Excludes non-cash charge for amortization relating to allocation of ESOP stock and earned portion of RRP stock.

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

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of real estate operations and provision for losses, net, goodwill litigation expense, capital trust securities expense and amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

MERGERS AND ACQUISITIONS

We continue to consider merger and acquisition activity as an integral part of our strategic objective for long-term growth. Since our incorporation in 1993, we have been successful in expanding our operations through three business combinations with other financial institutions, two of which were accounted for as purchases and the other as a pooling-of-interest. The combined effect of these business combinations resulted in an increase in assets of $10.79 billion, an increase in deposits of $6.24 billion and an increase in stockholders' equity of $857.7 million. Goodwill created in the two purchase accounting transactions totaled $281.5 million. The balance of goodwill related to these transactions was $204.2 million at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $3.40 billion for the year ended December 31, 2000 and $5.31 billion for the year ended December 31, 1999. The reduction in loan and security repayments was a result of the higher interest rate environment that has prevailed since the middle of 1999. Our other sources of funds are provided by operating and financing activities although for the year ended December 31, 2000 we decreased our borrowings outstanding which resulted in a net use of funds from financing activities during this period. Net cash provided from operating activities totaled $230.6 million during the year ended December 31, 2000 and $340.0 million during the year ended December 31, 1999. During the year ended December 31, 2000, net borrowings decreased $1.20 billion, while net deposits increased $517.1 million. During the year ended December 31, 1999, net borrowings increased $2.38 billion and net deposits increased $42.7 million, excluding the effect of the sale of our five upstate New York banking offices with deposits totaling $156.4 million. The changes in borrowings and deposits during 2000 are consistent with our strategy of repositioning the balance sheet through a shift in our liability mix. The net increase in deposits for the year ended December 31, 2000 reflects our continued emphasis on attracting customer deposits by offering competitive rates.

Our primary use of funds is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, although for the past twenty-one months our emphasis has been on the origination and purchase of mortgage loans. During the year ended December 31, 2000, our gross originations and purchases of mortgage loans totaled $2.73 billion, compared to $3.76 billion during the year ended December 31, 1999. This decrease was attributable to the higher interest rate environment during the 2000 period which resulted in a significant decrease in mortgage refinance activity, and our disposition of certain loan production offices, or LPOs, in March 1999. Our purchases of other securities totaled $6.0 million during the year ended December 31, 2000 compared to purchases of mortgage-backed and other securities of $4.37 billion during the year ended December 31, 1999. There were no purchases of mortgage-backed securities during the year ended December 31, 2000, which is consistent with our objective to reposition our balance sheet through increases in loans and decreases in securities. See "Lending and Investing Activities" for further discussion.

Stockholders' equity increased $316.2 million to $1.51 billion at December 31, 2000, from $1.20 billion at December 31, 1999. Increases to stockholders' equity included a $223.2 million decrease in the net unrealized loss on securities available-for-sale, net of taxes. Additional increases in stockholders' equity were the result of net income of $216.5 million, the effect of stock options exercised and related tax benefit of $10.5 million, and the amortization for the allocated portion of shares held by the ESOP and the related tax benefit on the earned portion of the shares held by the RRP of $5.4 million. These increases were partially offset by repurchases of our common stock of $84.6 million and dividends declared of $54.8 million.

During 1999 and 2000 Astoria Federal was required by the OTS to maintain a minimum liquidity ratio, calculated as the average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, of 4.00%. Astoria Federal's liquidity ratio was 6.96% at December 31, 2000 and 6.28% at December 31, 1999. On December 27, 2000, Section 6 of the Home Owners' Loan Act was repealed and, therefore, Astoria Federal is no longer subject to this liquidity requirement. The levels of Astoria Federal's liquid assets are dependent on Astoria Federal's operating, investing and financing activities during any given period.

In the normal course of business, we routinely enter into various commitments, primarily relating to the origination and purchase of loans, the purchase of securities and the leasing of certain office facilities. At December 31, 2000, total commitments outstanding to originate and purchase loans were $407.0 million. There were no outstanding commitments to purchase securities at December 31, 2000. Minimum rental payments due under non-cancelable operating leases for 2001 totaled $6.0 million at December 31, 2000. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of our business.

During the year ended December 31, 2000, we completed our sixth stock repurchase plan. On August 16, 2000, our Board of Directors approved our seventh stock repurchase plan authorizing the purchase, at management's discretion, of 5,000,000 shares, or approximately 10% of our common stock then outstanding over a two year period in open-market or privately negotiated transactions. During the year ended December 31, 2000, 2,607,946 shares of our common stock were repurchased, of which 1,365,500 shares were acquired pursuant to our seventh stock repurchase plan, at an aggregate cost of $84.6 million.

We declared cash dividends on our common stock totaling $48.8 million during the year ended December 31, 2000 and $49.2 million during the year ended December 31, 1999. On January 24, 2001, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on March 1, 2001 to stockholders of record as of the close of business on February 15, 2001. During each of the years ended December 31, 2000 and 1999, we declared cash dividends on our Series B Preferred Stock totaling $6.0 million.

On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as the Series A Capital Securities. Effective April 26, 2000, $120.0 million aggregate liquidation amount of the Series A Capital Securities were exchanged for a like amount of 9.75% Capital Securities due November 1, 2029, Series B, also issued by Astoria Capital Trust I, referred to as the Series B Capital Securities. The Series A Capital Securities and Series B Capital Securities have substantially identical terms except that the Series B Capital Securities have been registered with the Securities and Exchange Commission. Together they are referred to as the Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. The Capital Securities are rated "BBB" by Fitch Inc., "BB" by Standard & Poor's Credit Rating Company and "ba2" by Moody's Investor Service. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $128.9 million of our 9.75% Junior Subordinated Debentures due November 1, 2029, referred to as the Junior Subordinated Debentures. The sole assets of Astoria Capital Trust I are the Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity. Proceeds from the issuance of the Junior Subordinated Debentures totaling $31.3 million were used to increase the capital level of Astoria Federal and the remaining proceeds were used primarily for the repurchase of our common stock.

In 1996, we adopted a Stockholder Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right entitles stockholders to buy a one one-hundredth interest in a share of a new series of our preferred stock, at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. We reserved 325,000 shares of our Series A Preferred Stock for the Rights Plan.

At the time of the conversion from mutual to stock form of ownership, Astoria Federal was required to establish a liquidation account in an amount equal to its capital as of June 30, 1993. As part of its acquisitions of LIB, The Greater and Fidelity, Astoria Federal established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by those entities as a result of their conversions from mutual to stock form of ownership. These liquidation accounts will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of Astoria Federal, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. Astoria Federal is not permitted to declare or pay dividends on its capital stock or repurchase any of its outstanding stock if it would cause stockholders' equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

At December 31, 2000, Astoria Federal exceeded all of its regulatory capital requirements with tangible and leverage capital ratios of 6.74% and a risk-based capital ratio of 16.12%. The minimum regulatory requirements were 1.50% tangible capital ratio, 4.00% leverage capital ratio and 8.00% risk-based capital ratio.

LENDING AND INVESTING ACTIVITIES

Our primary lending and investing activities include the origination of mortgage, consumer and other loans and the purchase of mortgage loans, mortgage-backed securities and other securities. Our lending and investing activities throughout 2000 were reflective of our objective to reposition our balance sheet by focusing our fund deployment on the origination and purchase of one-to-four family mortgage loans. Generally, we sell our one-to-four family fifteen-year and thirty-year fixed-rate mortgage loan production, but retain for portfolio our ARM and other fixed-rate loan production. Additionally, we originate for portfolio fixed- and adjustable-rate multi-family and commercial mortgage loans. We are continuing to shift our asset mix towards growth in mortgage loans, primarily ARM loans, versus growth in securities. During the past twenty-one months, the opportunity for asset growth with attractive interest rate spreads was limited, and, therefore, we reduced the balance sheet. As the interest rate environment changes and spread opportunities change, we will reevaluate our strategies.

At December 31, 2000, our net loan portfolio totaled $11.36 billion, or 50.8% of total assets, which includes $13.5 million of real estate loans held-for-sale. We originate mortgage loans, either directly from existing or past customers and members of the communities served or indirectly through real estate agents, attorneys, builders and brokers. The retail loan origination program accounted for approximately $733.9 million of originations during 2000 and $1.27 billion of originations during 1999. The broker loan program consists of relationships with mortgage brokers and accounted for approximately $1.16 billion of originations during 2000 and $2.08 billion of originations during 1999. Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area and through an extensive broker network in fourteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois and Florida. Our third party loan origination program (correspondent loan program) which includes relationships with other financial institutions and mortgage-bankers, has contributed to the growth in our loan portfolio and the reduction in our geographical loan concentration in the New York metropolitan area. This program accounted for approximately $836.8 million of third party loan originations during 2000 and $417.6 million of third party loan originations during 1999.

We utilize mortgage-backed and other securities purchases as a complement to our mortgage lending activities. During 2000, purchases of investment securities were minimal with cash flows from the existing portfolio being applied primarily to mortgage loan originations. For the year ended December 31, 2000, there were no purchases of mortgage-backed securities and purchases of other securities totaled $6.0 million. For the year ended December 31, 1999, purchases of mortgage-backed securities totaled $4.15 billion and purchases of other securities totaled $221.1 million. The existing portfolio continues to provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns.

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

The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in the rate of mortgage prepayments. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. In addition, prepayment rates will vary due to a number of other factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages.


The table on page 41, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, that we anticipate, using certain assumptions based on our historical experience and other data available to us, to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition of the holders of the options, increase the difficulty and uncertainty in determining if and when they may be exercised. In our past experience, even though callable borrowings were at or below market rates, a significant portion were not called, and therefore, were included in the Gap Table based on their contractual maturity. The increases in interest rates in the first half of 2000, resulted in a majority of the holders of these call options exercising their rights throughout 2000. Therefore, in the December 31, 2000 Gap Table, callable borrowings have been classified according to their call dates. At December 31, 2000, callable borrowings classified according to their call dates totaled $4.89 billion, of which $3.63 billion are callable within one year and at various times thereafter. During the year ended December 31, 2000, $3.94 billion in borrowings were called. Also included in this table are $1.36 billion of callable other securities, classified according to their maturity dates, which are primarily within the more than five years category. Of such securities $1.29 billion are callable within one year and at various other times thereafter. The classification of these securities by maturity date is based upon our experience which, in the current interest rate environment, has indicated that the issuers of these securities have not been exercising their call options.

At December 31, 2000, interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $3.74 billion, representing a negative cumulative one-year gap of 16.75% of total assets. This compares to interest-bearing liabilities maturing or repricing within one year exceeding net interest-earning assets maturing or repricing within the same time period by $3.64 billion, representing a negative cumulative one-year gap of 16.04% of total assets at December 31, 1999, using the same set of assumptions which were used in the December 31, 2000 Gap Table. At December 31, 1999 with callable borrowings classified according to their contractual maturity dates, as previously reported, our net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $434.2 million, representing a positive cumulative one-year gap of 1.91% of total assets.


                                                                              AT DECEMBER 31, 2000
                                                 --------------------------------------------------------------------------------

                                                                  MORE THAN      MORE THAN
                                                                  ONE YEAR      THREE YEARS
                                                  ONE YEAR           TO              TO          MORE THAN
(Dollars in Thousands)                            OR LESS        THREE YEARS      FIVE YEAR      FIVE YEARS                TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans (1)                          $ 2,600,948       $ 3,155,773       $ 2,847,453       $2,541,199         $11,145,373
  Consumer and other loans (1)                    146,302            31,456             6,048               --             183,806
  Federal funds sold and
    repurchase agreements                         171,525                --                --               --             171,525
  Mortgage-backed and other
    securities available-for-sale               2,061,100         1,600,300         1,048,942        3,278,130           7,988,472
  Mortgage-backed and other securities
     held-to-maturity                             363,079           179,544           115,721        1,056,661           1,715,005
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   5,342,954         4,967,073         4,018,164        6,875,990          21,204,181
Add:
  Net unamortized purchase premiums
    and deferred costs (2)                         17,015            20,136            18,101           14,556              69,808
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets                     5,359,969         4,987,209         4,036,265        6,890,546          21,273,989
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Savings                                         134,003           268,006           268,006        1,764,372           2,434,387
  Money market                                  1,351,768            13,774            13,774          103,299           1,482,615
  Now and money manager                            26,969            53,940            53,940          444,182             579,031
  Certificates of deposit                       3,055,126         1,252,228           772,565           69,816           5,149,735
  Borrowed funds                                4,532,449         5,154,922           510,000               --          10,197,371
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              9,100,315         6,742,870         1,618,285        2,381,669          19,843,139
------------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                       (3,740,346)       (1,755,661)        2,417,980        4,508,877         $ 1,430,850
------------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap           $(3,740,346)      $(5,496,007)      $(3,078,027)      $1,430,850
------------------------------------------------------------------------------------------------------------------------------------

Cumulative interest sensitivity
  gap as a percentage of total assets              (16.75)%          (24.61)%          (13.78)%           6.41%
Cumulative net interest-earning
  assets as a percentage of
   interest-bearing liabilities                     58.90%            65.31%            82.37%          107.21%


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

On January 3, 2001, the FOMC reduced the federal funds rate by 50 basis points. On January 31, 2001, at their regularly scheduled meeting, the FOMC reduced the federal funds rate an additional 50 basis points. These reductions have created a significantly different interest rate environment than the one existing at December 31, 2000.

While short term interest rates declined in January 2001, the U.S. Treasury yield curve remained flat to inverted and spread opportunity for asset growth remained narrow. While the perception is that short term rates will continue to decrease during 2001, the actual level of interest rate decreases as well as the degree of steepening of the yield curve, will be the major determinants of the extent of the positive impact on our net interest margin and net interest income. Unless or until such events actually occur, we may, in the current yield curve environment, continue to limit our asset growth or reduce the balance sheet as we have been doing over the past twenty-one months. We also expect to continue to reposition the balance sheet, focusing primarily on one-to-four family loan originations and deposit generation while reducing our securities and borrowings portfolios.

Certain analyses presented in this report utilize assumptions and estimates based on our judgment and experience. Although our assumptions and estimates at December 31, 2000 considered a decline in interest rates, they were not as rapid nor of the magnitude we experienced in January 2001. This rapid reduction in interest rates may affect the actual behavior of the repricing of our assets and liabilities. For example, in the December 31, 2000 Gap Table, as presented on page 41, we have classified callable borrowings according to their call dates and callable securities according to their maturity dates. This is consistent with our experience over the last twelve months. However, in a falling interest rate environment, the likelihood that our callable borrowings will not be called and that our callable securities will begin to be called increases. We have seen evidence of this during the month of January 2001. For the month ended January 31, 2001, of the $700.0 million of borrowings which were callable, $200.0 million were called. In addition, of the $573.7 million of securities which were callable in January 2001, $52.8 million were called. While there is no assurance that this trend will continue, if interest rates continue to decrease, and/or we continue to experience these changes in behavior relating to the exercise of the options embedded in these assets and liabilities, we would most likely utilize different assumptions in various analyses as well as different business strategies. For example, if we had reported the December 31, 2000 Gap Table with callable borrowings classified according to their maturity dates and callable securities according to their call dates, the cumulative one-year interest sensitivity gap as a percentage of total assets would have been a positive 5.28% as compared to the negative 16.75% reported.

We also monitor Astoria Federal's interest rate sensitivity through analysis of the change in the net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. Increases in the value of assets will increase the NPV whereas decreases in the value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease the NPV whereas decreases in the value of liabilities will increase the NPV. The changes in the value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the value of assets in the same scenario. This analysis, presented in the table on page 43, or the NPV Table, measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The OTS also produces a similar analysis using its own model based upon data submitted on Astoria Federal's quarterly Thrift Financial Reports, the results of which typically vary from our internal model primarily because of differences in assumptions utilized between our internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates.
For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to the Gap Table were used, except for the scenarios which involve decreases in interest rates, for which we have assumed, in the NPV Table, that those borrowings with embedded call options will not be called at their next available call date and securities with embedded call options will be called at their next available call date.

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

The following represents Astoria Federal's NPV Table as of December 31, 2000:

                         NET PORTFOLIO VALUE ("NPV")                   PORTFOLIO VALUE OF ASSETS
  RATES IN        --------------------------------------------         -------------------------
BASIS POINTS      DOLLAR            DOLLAR           PERCENTAGE          NPV       SENSITIVITY
(RATE SHOCK)      AMOUNT            CHANGE             CHANGE           RATIO         CHANGE
------------      ------            ------             ------           -----         ------
                       (Dollars in Thousands)
  +200          $1,694,258        $ (686,242)           (28.83)%         8.10%        (2.59)%
  +100           2,076,810          (303,690)           (12.76)          9.61         (1.08)
   -0-           2,380,500                --                --          10.69            --
  -100           2,454,205            73,705              3.10          10.78          0.09
  -200           2,145,174          (235,326)            (9.89)          9.30         (1.39)

Our NPV ratio of 10.69% in a flat rate scenario and 8.10% in the up 200 basis point rate shock scenario, as well as the sensitivity measure of negative 2.59% in the up 200 basis point rate shock scenario as of December 31, 2000, have improved from the December 31, 1999 results of 9.92% NPV ratio in a flat rate scenario, 6.24% in the up 200 basis point rate shock scenario and the sensitivity measure of negative 3.68% in the up 200 basis point rate shock scenario. These improvements are a result of a variety of factors including: capital increases from earnings, reduction in total assets, growth of core deposits, emphasis on ARM products and a reduction in callable borrowings.

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

As discussed previously in the Gap analysis, the 100 basis point reduction in the federal funds rate during January 2001 has created a significantly different interest rate environment than the one existing at December 31, 2000. In our December 31, 2000 NPV Table we assumed that in the scenarios involving a decrease in interest rates that borrowings with embedded call options would not be called at their next call date and that securities with embedded call options would be called at their next call date. We did not, however, use this assumption in the flat rate scenario. If we had used this assumption in the flat rate scenario for the December 31, 2000 NPV Table, the NPV ratio in the flat rate scenario would have been 11.56% as compared to the 10.69% reported. The NPV ratios in the other rate shock scenarios would not have changed and, therefore, the sensitivity levels would have changed accordingly.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

FINANCIAL CONDITION

Total assets decreased $359.7 million or 1.6%, to $22.34 billion at December 31, 2000, from $22.70 billion at December 31, 1999. This decrease is consistent with our strategy to maintain or shrink the balance sheet in response to the interest rate environment which prevailed during the second half of 1999 and throughout 2000. Mortgage loans, net, increased $1.13 billion, from $10.11 billion at December 31, 1999 to $11.24 billion at December 31, 2000. Gross mortgage loans originated and purchased during the year ended December 31, 2000 totaled $2.73 billion, of which $1.89 billion were originations and $836.8 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $3.34 billion of originations and $417.6 million of purchases for a total of $3.76 billion during the year ended December 31, 1999. The decrease in the mortgage loan originations was primarily a result of the general increase in market interest rates, which has significantly decreased the level of mortgage refinance activity, and the sale of certain LPOs in March 1999. This reduction was offset by a slowdown in loan prepayments, also a result of the increase in interest rates. Mortgage-backed securities decreased $1.41 billion to $7.87 billion at December 31, 2000, from $9.29 billion at December 31, 1999. This decrease was the result of principal payments received of $1.76 billion, offset by a decrease in the net unrealized loss on securities available-for-sale of $348.2 million. See "Lending and Investing Activities" for further discussion.

In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, other securities increased $65.2 million to $1.54 billion at December 31, 2000, from $1.48 billion at December 31, 1999, primarily due to the accretion of discounts on our U.S. government and agency securities coupled with a decrease in the net unrealized loss on securities available-for-sale. Federal funds sold and repurchase agreements decreased $164.2 million from $335.7 million at December 31, 1999, to $171.5 million at December 31, 2000. Other assets decreased $184.7 million from $394.3 million at December 31, 1999 to $209.6 million at December 31, 2000, primarily due to the decrease in the deferred tax asset which was directly related to the decrease in the net unrealized loss on securities available-for-sale. Premises and equipment, net, decreased $22.2 million from $176.8 million at December 31, 1999 to $154.6 million at December 31, 2000, primarily due to the completion of the sale of the former Long Island Bancorp, Inc., or LIB, headquarters in April 2000. See "Non-interest Income."

During the year ended December 31, 2000, the Company established a Bank Owned Life Insurance, or BOLI, program. The initial premium paid was $250.0 million. The BOLI is classified as a non-interest earning asset and increases in the cash surrender value are recorded as non-interest income.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits. As a result, reverse repurchase agreements decreased $1.49 billion, to $7.79 billion at December 31, 2000, from $9.28 billion at December 31, 1999. Federal Home Loan Bank of New York advances increased $299.9 million to $1.91 billion at December 31, 2000 from $1.61 billion at December 31, 1999. The net decrease in borrowings is a result of the repayment of a portion of the $4.57 billion in borrowings which either matured or were called during the year ended December 31, 2000. The remaining balance of these borrowings was rolled into short- and medium-term borrowings without call features. Deposits increased $517.2 million from $9.55 billion at December 31, 1999 to $10.07 billion at December 31, 2000, primarily due to our current emphasis on deposit generation through competitive rates and new product offerings.

Stockholders' equity totaled $1.51 billion at December 31, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders' equity included a $223.2 million decrease in the unrealized loss on securities available-for-sale, net of taxes. Additional increases in stockholders' equity were the result of net income of $216.5 million, the effect of stock options exercised and related tax benefit of $10.5 million, and the amortization for the allocated portion of shares held by the ESOP and the related tax benefit on the earned portion of the shares held by the RRP of $5.4 million. These increases were partially offset by repurchases of our common stock of $84.6 million and dividends declared of $54.8 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the year ended December 31, 2000 decreased $19.2 million to $216.5 million for the year ended December 31, 2000, from $235.7 million for the year ended December 31, 1999. For the year ended December 31, 2000, diluted earnings per common share decreased to $4.32 per share, as compared to $4.37 per share for the year ended December 31, 1999. Return on average assets decreased to 0.97% for the year ended December 31, 2000, from 1.04% for the year ended December 31, 1999. Return on average stockholders' equity decreased to 16.70% for the year ended December 31, 2000, from 17.31% for the year ended December 31, 1999. Return on average tangible stockholders' equity decreased to 20.02% for the year ended December 31, 2000, from 20.92% for the year ended December 31, 1999.

The results of operations for the year ended December 31, 2000 include a $2.5 million, after-tax, net gain on the disposition of banking and loan production offices and a $3.4 million, after-tax, charge for a severance payment made upon the resignation of one of our executive officers. The results of operations for the year ended December 31, 1999 include an $11.3 million, after-tax, net gain on the disposition of banking and loan production offices.

The following comparison of net operating income, diluted operating earnings per common share and related operating returns reflect the 2000 and 1999 results exclusive of the net gains and the 2000 executive severance payment. For the year ended December 31, 2000, net operating income decreased $6.9 million to $217.4 million, from $224.3 million for the year ended December 31, 1999. Diluted operating earnings per common share for the year ended December 31, 2000 increased to $4.34 per share from $4.16 per share for the year ended December 31, 1999. The operating return on average assets for the year ended December 31, 2000 decreased to 0.97%, from 0.99% for the year ended December 31, 1999. The operating return on average stockholders' equity for the year ended December 31, 2000 increased to 16.77%, from 16.48% for the year ended December 31, 1999. The operating return on average tangible stockholders' equity for the year ended December 31, 2000 increased to 20.10%, from 19.91% for the year ended December 31, 1999.

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

For the year ended December 31, 2000, net interest income decreased $32.9 million, or 6.1%, to $507.0 million, from $539.9 million for the year ended December 31, 1999. This decrease was a result of the decrease in the net interest rate spread from 2.23% for the year ended December 31, 1999, to 2.01% for the year ended December 31, 2000. The change in net interest rate spread is a result of an increase in the average cost of interest-bearing liabilities from 4.57% for the year ended December 31, 1999, to 4.94% for the year ended December 31, 2000, partially offset by an increase in the average yield on interest-earning assets from 6.80% for the year ended December 31, 1999, to 6.95% for the year ended December 31, 2000. This decrease in the net interest rate spread was partially offset by an increase in net interest-earning assets of $254.1 million, from $1.10 billion at December 31, 1999, to $1.36 billion at December 31, 2000. The increase in net interest-earning assets was the result of a decrease in total interest-bearing liabilities of $413.4 million, from $20.89 billion for the year ended December 31, 1999, to $20.48 billion at December 31, 2000, and a decrease in total interest-earning assets of $159.3 million, from $21.99 billion for the year ended December 31, 1999, to $21.83 billion for the year ended December 31, 2000. The net interest margin was 2.32% for the year ended December 31, 2000 and 2.46% for the year ended December 31, 1999.

ANALYSIS OF NET INTEREST INCOME

The following table sets forth certain information for the years ended December 31, 2000, 1999 and 1998. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees, premiums and discounts which are considered adjustments to interest rates.


                                                                                       YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                                           2000                         1999
                                                          -------------------------------------------------------------------
                                                                                   AVERAGE                             AVERAGE
                                                              AVERAGE               YIELD/   AVERAGE                   YIELD/
(Dollars in Thousands)                                        BALANCE    INTEREST    COST    BALANCE     INTEREST       COST
-----------------------------------------------------------------------------------------------------------------------------
Assets:
  Interest-earning assets:
     Mortgage loans (1)                                  $10,656,963    $769,544    7.22%   $9,531,892   $679,623       7.13%
     Consumer and other loans (1)                            177,075      18,237   10.30       200,178     19,285       9.63
     Mortgage-backed securities (2)                        8,805,772     577,808    6.56    10,242,306    658,140       6.43
     Other securities (2)                                  1,878,922     132,426    7.05     1,837,254    129,030       7.02
     Federal funds sold and repurchase
        agreements                                           313,053      19,919    6.36       179,408      9,201       5.13
                                                         -----------     -------             ---------    -------
  Total interest-earning assets                           21,831,785   1,517,934    6.95    21,991,038  1,495,279       6.80
                                                                       ---------                        ---------
  Non-interest-earning assets                                480,997                           726,644
                                                         -----------                       -----------
Total assets                                             $22,312,782                       $22,717,682
                                                         ===========                       ===========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
     Savings                                              $2,529,448     $51,112    2.02    $2,697,726     54,341       2.01
     Certificates of deposit                               4,968,151     282,260    5.68     4,943,672    258,389       5.23
     NOW and money manager                                   939,715       5,439    0.58       888,369      5,110       0.58
     Money market                                          1,337,754      71,290    5.33     1,038,765     45,316       4.36
                                                          ----------    --------            ----------   --------
    Total deposits                                         9,775,068     410,101    4.20     9,568,532    363,156       3.80
    Borrowed funds                                        10,701,489     600,817    5.61    11,321,397    592,175       5.23
                                                          ----------    --------            ----------   --------
  Total interest-bearing liabilities                      20,476,557   1,010,918    4.94    20,889,929    955,331       4.57
  Non-interest-bearing liabilities                           539,821   ---------               466,207   --------
                                                         -----------                        ----------
Total liabilities                                         21,016,378                        21,356,136
Stockholders' equity                                       1,296,404                         1,361,546
                                                         -----------                        ----------
Total liabilities and
   stockholders' equity                                  $22,312,782                       $22,717,682
                                                         ===========                       ===========

Net interest income/net
   interest rate spread                                                 $507,016    2.01%                $539,948       2.23%
                                                                       =========    ====                 ========       ====

Net interest-earning assets/
   net interest margin                                    $1,355,228                2.32%   $1,101,109
                                                          ==========                ====    ==========                  2.46%
                                                                                                                        ====
Ratio of interest-earnings assets
   to interest-bearing liabilities                             1.07x                              1.05x




                                                                                             YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                                      1998
                                                                                     ---------------------------------------
                                                                                                                AVERAGE
                                                                                         AVERAGE                 YIELD/
(Dollars in Thousands)                                                                   BALANCE      INTEREST   COST
----------------------------------------------------------------------------------------------------------------------------
Assets:
  Interest-earning assets:
     Mortgage loans (1)                                                                $8,321,732   $612,606     7.36%
     Consumer and other loans (1)                                                         260,615     24,422     9.37
     Mortgage-backed securities (2)                                                     6,662,882    438,934     6.59
     Other securities (2)                                                               1,885,438    132,414     7.02
     Federal funds sold and repurchase
        agreements                                                                        296,516     16,072     5.42
                                                                                        ---------    -------
  Total interest-earning assets                                                        17,427,183  1,224,448     7.03
                                                                                                   ---------
  Non-interest-earning assets                                                             893,388
                                                                                       ----------
Total assets                                                                          $18,320,571
                                                                                      ===========

Liabilities and stockholders' equity:
  Interest-bearing liabilities:
     Savings                                                                           $2,889,510     72,243     2.50
     Certificates of deposit                                                            5,297,309    288,914     5.45
     NOW and money manager                                                                897,001      6,337     0.71
     Money market                                                                         729,106     32,108     4.40
                                                                                       ----------    -------
    Total deposits                                                                      9,812,926    399,602     4.07
    Borrowed funds                                                                      6,642,452    375,863     5.66
                                                                                       ----------    -------
  Total interest-bearing liabilities                                                   16,455,378    775,465     4.71
  Non-interest-bearing liabilities                                                        374,970    -------
                                                                                       ----------
Total liabilities                                                                      16,830,348
Stockholders' equity                                                                    1,490,223
                                                                                       ----------
Total liabilities and
   stockholders' equity                                                                $18,320,571
                                                                                       ===========

Net interest income/net
   interest rate spread                                                                             $448,983      2.32%
                                                                                                    ========      ====

Net interest-earning assets/
   net interest margin                                                                   $971,805                  2.58%
                                                                                         ========                  ====

Ratio of interest-earnings assets
   to interest-bearing liabilities                                                           1.06x



(1) Mortgage and consumer loans include non-performing loans and exclude the allowance for loan losses.
(2) Securities available-for-sale are reported at average amortized cost.



RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (1) the changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) the changes attributable to changes in rate (changes in rate multiplied by prior volume), and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                            YEAR ENDED DECEMBER 31, 2000                       YEAR ENDED DECEMBER 31, 1999
                                                    COMPARED TO                                        COMPARED TO

                                            YEAR ENDED DECEMBER 31, 1999                       YEAR ENDED DECEMBER 31, 1998
                                    ------------------------------------------------------------------------------------------------
                                            INCREASE (DECREASE)                                INCREASE (DECREASE)
                                    ------------------------------------------------------------------------------------------------
(In Thousands)                         VOLUME             RATE             NET             VOLUME           RATE             NET
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
    Mortgage loans                    $ 81,233         $  8,688         $ 89,921         $  86,672         $(19,655)     $  67,017
    Consumer and other loans            (2,327)           1,279           (1,048)           (5,799)             662         (5,137)
    Mortgage-backed securities         (93,486)          13,154          (80,332)          230,127          (10,921)       219,206
    Other securities                     2,858              538            3,396            (3,384)              --         (3,384)
    Federal funds sold and
      repurchase agreements              8,108            2,610           10,718            (6,051)            (820)        (6,871)
                                       -------           ------          -------           -------          -------        -------
Total                                   (3,614)          26,269           22,655           301,565          (30,734)       270,831
                                       -------           ------          -------           -------          -------        -------
Interest-bearing liabilities:
    Savings                             (3,490)             261           (3,229)           (4,529)         (13,373)       (17,902)
    Certificates of deposit              1,299           22,572           23,871           (19,022)         (11,503)       (30,525)
    NOW and money manager                  329               --              329               (61)          (1,166)        (1,227)
    Money market                        14,650           11,324           25,974            13,503             (295)        13,208
    Borrowed funds                     (33,262)          41,904            8,642           246,818          (30,506)       216,312
                                       -------           ------          -------           -------          -------        -------
Total                                  (20,474)          76,061           55,587           236,709          (56,843)       179,866
                                       -------           ------          -------           -------          -------        -------
Net change in net interest
    income                            $ 16,860         $(49,792)        $(32,932)        $  64,856         $ 26,109      $  90,965
                                      ========         ========         ========         =========         ========      =========




INTEREST INCOME


Interest income for the year ended December 31, 2000 increased $22.7 million, or 1.5%, to $1.52 billion, from $1.50 billion for the year ended December 31, 1999. This increase was the result of an increase in the average yield on interest-earning assets from 6.80% for the year ended December 31, 1999, to 6.95% for the year ended December 31, 2000 reflecting the generally higher interest rate environment that prevailed since the middle of 1999. The increase in the average yield on interest-earning assets is primarily due to an increase in the average yield on mortgage-backed securities coupled with an increase in the average yield on mortgage loans. This increase was partially offset by a decrease in the average balance of interest-earning assets of $159.3 million from $21.99 billion for 1999, to $21.83 billion for 2000. The decrease in average interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed securities resulting from principal repayments, partially offset by an increase in the average balance of mortgage loans. The decrease and shift in assets reflect our decision to limit balance sheet growth while continuing to emphasize one-to-four family mortgage lending.

Interest income on mortgage loans increased $89.9 million to $769.5 million for the year ended December 31, 2000, from $679.6 million for the year ended December 31, 1999, which was primarily the result of a $1.13 billion increase in the average balance of mortgage loans, coupled with an increase in the average yield on mortgage loans to 7.22% for the year ended December 31, 2000, from 7.13% for the year ended December 31, 1999. The increase in the average balance of mortgage loans reflects our continued emphasis on the origination of primarily one-to-four family residential mortgage loans coupled with a reduction in repayments. The increase in the average yield on mortgage loans reflects the increase in interest rates during the period as well as the effect of the upward repricing of ARM loans. Interest income on consumer and other loans decreased $1.0 million resulting from a decrease in the average balance of this portfolio of $23.1 million, partially offset by an increase in the average yield to 10.30% for the year ended December 31, 2000, from 9.63% for the year ended December 31, 1999.



Interest income on mortgage-backed securities decreased $80.3 million to $577.8 million for the year ended December 31, 2000, from $658.1 million for the year ended December 31, 1999. This decrease was the result of a $1.44 billion decrease in the average balance of the portfolio, partially offset by an increase in the average yield to 6.56% for the year ended December 31, 2000, from 6.43% for the year ended December 31, 1999. Interest income on other securities increased $3.4 million resulting from an increase in the average balance of this portfolio of $41.7 million, coupled with a slight increase in the average yield to 7.05% for the year ended December 31, 2000, from 7.02% for the year ended December 31, 1999. The decrease in the average balance of mortgage-backed securities reflects our objective of repositioning the balance sheet, while the increase in the average balance of other securities is primarily due to the accretion of unearned discounts. Interest income on federal funds sold and repurchase agreements increased $10.7 million as a result of an increase in the average balance of $133.6 million, coupled with an increase in the average yield to 6.36% for the year ended December 31, 2000, from 5.13% for the year ended December 31, 1999.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2000 increased $55.6 million, to $1.01 billion, from $955.3 million for the year ended December 31, 1999. This increase was the result of an increase in the average cost of interest-bearing liabilities to 4.94% for the year ended December 31, 2000, from 4.57% for the year ended December 31, 1999, partially offset by a $413.4 million decrease in the average balance of interest-bearing liabilities. The decrease in average interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits. The increase in the overall average cost of our interest-bearing liabilities reflects the higher interest rate environment that prevailed since the middle of 1999.

Interest expense on deposits increased $46.9 million, to $410.1 million for the year ended December 31, 2000, from $363.2 million for the year ended December 31, 1999, reflecting an increase in the average cost of deposits to 4.20% for the year ended December 31, 2000, from 3.80% for the year ended December 31, 1999, coupled with an increase in the average balance of total deposits of $206.5 million. The increases in the average balance and average cost of total deposits were primarily driven by increases in the average balances and rates on our money market accounts and certificates of deposit. Interest expense on money market accounts increased $26.0 million reflecting an increase in the average balance of $299.0 million, coupled with an increase in the average cost to 5.33% for the year ended December 31, 2000, from 4.36% for the year ended December 31, 1999. Interest paid on money market accounts is on a tiered basis with 90.02% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers.

Interest expense on certificates of deposit increased $23.9 million resulting from an increase in the average cost to 5.68% for the year ended December 31, 2000, from 5.23% for the year ended December 31, 1999, coupled with a slight increase in the average balance of $24.5 million. The increase in the average cost of certificates of deposit reflects the higher interest rate environment and our commitment to offer competitive rates to our customers. Interest expense on savings accounts decreased $3.2 million which was attributable to a decrease in the average balance of $168.3 million. Interest expense on NOW and money manager accounts increased $329,000 as a result of an increase in the average balance of $51.3 million.

Interest expense on borrowed funds for the year ended December 31, 2000 increased $8.6 million, to $600.8 million, from $592.2 million for year ended December 31, 1999, resulting from an increase in the average cost of borrowings to 5.61% for the year ended December 31, 2000, from 5.23% for the year ended December 31, 1999, partially offset by a decrease in the average balance of $619.9 million. Previous asset growth was primarily funded through callable borrowings, which in a lower interest rate environment, was the most cost effective way to fund our growth. The rising interest rate environment has resulted in most of our borrowings being called upon reaching their call dates. While a portion of the called borrowings are being repaid, the remainder are being rolled over into short- and medium-term borrowings without call features at higher rates.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased $105,000, to $4.0 million for the year ended December 31, 2000, from $4.1 million for the year ended December 31, 1999. The allowance for loan losses increased to $79.9 million at December 31, 2000, from $76.6 million at December 31, 1999. The increase in the allowance for loan losses in part reflects the overall increase in our loan portfolio despite the continued improvement of our asset quality. Net loan charge-offs totaled $661,000 for the year ended December 31, 2000 compared to $1.9 million for the year ended December 31, 1999. Non-performing loans decreased $17.2 million to $36.2 million at December 31, 2000, from $53.4 million at December 31, 1999. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 143.49% at December 31, 1999 to 220.88% at December 31, 2000. The allowance for loan losses as a percentage of total loans decreased from 0.75% at December 31, 1999 to 0.70% at December 31, 2000 primarily due to the increase of $1.12 billion in gross total loans from December 31, 1999 to December 31, 2000. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the year ended December 31, 2000 decreased $17.5 million, or 20.1%, to $69.2 million from $86.7 million for the year ended December 31, 1999. Excluding gains on sales of securities of $739,000 in 1999 and the net gain on disposition of banking and loan production offices of $4.0 million in 2000 and $19.2 million in 1999, non-interest income for 2000 decreased $1.5 million, or 2.2%, to $65.3 million, from $66.8 million for 1999.

Customer service and other loan fees increased $8.8 million to $48.8 million for the year ended December 31, 2000, from $40.0 million for the year ended December 31, 1999. The increase in customer service fees was due to several factors. The year ended December 31, 2000 includes the full recognition of fee income on debit cards, which were first issued during the third quarter of 1999; an increase in customer service fees which became effective during the third quarter of 1999; an increase in annuity sales commissions; and an increase in checking account fees related to the increase in the number of checking accounts since December 31, 1999.

Loan servicing fees decreased $6.8 million to $8.6 million for 2000, from $15.4 million for 1999. Loan servicing fees include all contractual and ancillary servicing revenue we receive, net of amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The decrease in loan servicing fees was the result of a decrease in fees received of $4.0 million and a provision for the valuation allowance for mortgage servicing rights of $1.9 million for the year ended December 31, 2000 versus a recovery of $2.5 million for the year ended December 31, 1999, partially offset by a decrease in the amortization of mortgage servicing rights of $1.7 million. The decrease in fees received is due to a decrease in the balance of loans serviced for others from $4.41 billion at December 31, 1999 to $3.93 billion at December 31, 2000 and the decrease in the amortization of mortgage servicing rights is due to the decrease in prepayment speeds and refinance activity which is a result of the interest rate environment which prevailed during 2000. The increase in the valuation allowance is due to the increase in projected prepayment speeds resulting from the perception of declining rates in the future.

Net gains on sales of loans decreased $2.5 million to $866,000 for the year ended December 31, 2000, from $3.3 million for the year ended December 31, 1999. The decrease in the net gains on sales of loans was a result of the decrease in loan sale activity, resulting primarily from the sale and disposition of our LPOs and the higher interest rate environment which shifted consumer demands to adjustable rate loans which we retain for portfolio. During the year ended December 31, 2000, we recognized $1.6 million in income from our BOLI which we purchased in November 2000. This income represents the increase in the cash surrender value of the BOLI. Other non-interest income decreased $2.7 million to $5.4 million for the year ended December 31, 2000, from $8.1 million for the year ended December 31, 1999. This decrease is partially the result of a $981,000 gain we recognized in 1999 on the sale of one of our joint venture properties.

Net gains on disposition of banking and loan production offices totaled $4.0 million for the year ended December 31, 2000, compared to $19.2 million for the year ended December 31, 1999. We recorded a net gain of $2.8 million during the second quarter of 2000 related to the sale of the former LIB headquarters and a net gain of $1.2 million during the first quarter of 2000 related to the sale of a former Long Island Savings Bank banking office. The net gain for the year ended December 31, 1999 resulted from the $20.4 million gain recognized on the sale of our five upstate New York banking offices in the third quarter of 1999 and the net loss of $1.2 million from the closing and disposition of certain LPOs in the first quarter of 1999.

NON-INTEREST EXPENSE

Non-interest expense for the year ended December 31, 2000 was $221.6 million, a decrease of $1.5 million from $223.1 million for the year ended December 31, 1999. Included in non-interest expense is a $5.4 million charge for a severance payment made upon the resignation of one of our executive officers in the fourth quarter of 2000. Excluding the $5.4 million severance payment, non-interest expense for the year ended December 31, 2000 was $216.2 million, a decrease of $6.9 million from $223.1 million for the year ended December 31, 1999.

General and administrative expense decreased $13.6 million to $181.7 million for the year ended December 31, 2000, from $195.3 million for the year ended December 31, 1999. Excluding the $5.4 million severance payment, general and administrative expense totaled $176.3 million for the year ended December 31, 2000, a $19.0 million decrease from 1999. The decrease was primarily concentrated in compensation and benefits expense.

Compensation and benefits decreased $12.2 million to $87.7 million for the year ended December 31, 2000, from $99.9 million for the year ended December 31, 1999. Excluding the $5.4 million severance payment, compensation and benefits decreased $17.6 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease is primarily attributable to a decrease in salary expense, which includes a decrease in overtime and incentives, and a decrease in net employee benefit plan expense. Also included in this decrease was a $3.6 million decrease in employee stock plans amortization expense for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease in employee stock plans amortization expense is due primarily to the effect of the lower average market value of our common stock on ESOP expense.

Occupancy, equipment and systems expense decreased $2.7 million to $51.0 million for the year ended December 31, 2000, from $53.7 million for the year ended December 31, 1999 due in large part to $1.5 million in expense recorded in 1999, which related to the testing of our computer systems for the ability to recognize the date change to the year 2000. Federal deposit insurance premiums decreased $2.4 million, from $4.5 million for the year ended December 31, 1999, to $2.1 million for the year ended December 31, 2000 as a result of an assessment rate decrease. Advertising expense increased $1.3 million to $8.2 million for 2000, from $6.9 million for 1999. Other expenses increased $2.4 million to $32.6 million for 2000, from $30.2 million for 1999.

Goodwill litigation expense increased $2.2 million to $8.6 million for 2000, from $6.4 million for 1999. For further discussion on the goodwill litigation proceedings, see Item 3, "Legal Proceedings." Capital trust securities expense increased $10.2 million to $12.4 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999 reflecting a full year's expense of the Capital Securities issued in the fourth quarter of 1999. For further discussion of the Capital Securities, see "Liquidity and Capital Resources" and Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Our percentage of general and administrative expense to average assets improved to 0.81% for the year ended December 31, 2000, from 0.86% for the year ended December 31, 1999. The efficiency ratio also improved to 31.75% for the year ended December 31, 2000, from 32.21% for the year ended December 31, 1999. Excluding the $5.4 million severance payment, our percentage of general and administrative expense to average assets improved to 0.79% and our efficiency ratio improved to 30.80% for the year ended December 31, 2000.

INCOME TAX EXPENSE

For the year ended December 31, 2000, income tax expense was $134.1 million, representing an effective tax rate of 38.3%, as compared to $163.8 million, representing an effective tax rate of 41.0%, for the year ended December 31, 1999. The reduction in the effective tax rate from December 31, 1999 to December 31, 2000 was due to additional tax benefits associated with the corporate restructuring completed in 1999.

CASH EARNINGS

Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.31 billion at December 31, 2000, compared to $973.0 million at December 31, 1999. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

Although reported earnings and return on equity are traditional measures of a company's performance, we believe that the change in tangible equity, or "cash earnings," and related return measures are also a significant measure of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of ESOP and RRP stock and related tax benefit, as well as the amortization of goodwill. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP and RRP charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization for which the related intangible asset has already been deducted in the calculation of tangible equity.

The following comparisons exclude the net gain on disposition of banking and loan production offices recognized in 2000 and 1999 and the executive severance payment in 2000. For the year ended December 31, 2000, operating cash earnings totaled $243.2 million, or $25.7 million more than operating earnings, representing a cash return on average tangible equity of 22.48%. For the year ended December 31, 1999, operating cash earnings totaled $257.6 million, or $33.2 million more than operating earnings, representing an operating cash return on average tangible equity of 22.86%. Diluted operating cash earnings per common share increased to $4.87 for the year ended December 31, 2000 from $4.79 for the year ended December 31, 1999. Operating cash return on average assets was 1.09% for the year ended December 31, 2000 and 1.13% for the year ended December 31,1999. Additionally, the operating cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio decreased to 0.76% for the year ended December 31, 2000, from 0.82% for the year ended December 31, 1999. The operating cash efficiency ratio was 29.69% for the year ended December 31, 2000 and 30.57% for the year ended December 31, 1999. For more details on operating earnings and operating cash earnings, see "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on the following page.

CONSOLIDATED SCHEDULES OF OPERATING EARNINGS AND OPERATING CASH EARNINGS (In Thousands, Except Share Data)

                                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------------
SCHEDULE OF OPERATING EARNINGS                                   2000 (1)            1999 (2)              1998 (3)
------------------------------                               ------------------------------------------------------
Net interest income                                             $ 507,016            $ 539,948            $ 448,983
Provision for loan losses                                           4,014                4,119                9,780
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               503,002              535,829              439,203
--------------------------------------------------------------------------------------------------------------------
Total non-interest income                                          65,270               67,490               66,218
--------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                        216,127              223,091              254,188
--------------------------------------------------------------------------------------------------------------------
Operating earnings before income tax expense                      352,145              380,228              251,233
Provision for income taxes                                        134,701              155,890              105,810
--------------------------------------------------------------------------------------------------------------------
Operating earnings                                                217,444              224,338              145,423
--------------------------------------------------------------------------------------------------------------------
Preferred dividends declared                                       (6,000)              (6,000)              (6,000)
--------------------------------------------------------------------------------------------------------------------
Operating earnings available to common shareholders             $ 211,444            $ 218,338            $ 139,423
====================================================================================================================
Basic operating earnings per common share                       $    4.41            $    4.25            $    2.74
====================================================================================================================
Diluted operating earnings per common share                     $    4.34            $    4.16            $    2.64
====================================================================================================================


SCHEDULE OF OPERATING CASH EARNINGS
-----------------------------------
Operating earnings                                              $ 217,444            $ 224,338            $ 145,423
Add back:
          Employee stock plans amortization expense (4)             6,372                9,927               18,195
          Amortization of goodwill                                 19,296               19,425               19,754
          Income tax benefit on amortization expense of
          earned portion of RRP stock                                  52                3,870                8,302
--------------------------------------------------------------------------------------------------------------------
Operating cash earnings                                           243,164              257,560              191,674
--------------------------------------------------------------------------------------------------------------------
Preferred dividends declared                                       (6,000)              (6,000)              (6,000)
--------------------------------------------------------------------------------------------------------------------
Operating cash earnings available to common shareholders        $ 237,164            $ 251,560            $ 185,674
====================================================================================================================
Basic operating cash earnings per common share                  $    4.95            $    4.90            $    3.65
====================================================================================================================
Diluted operating cash earnings per common share                $    4.87            $    4.79            $    3.51
====================================================================================================================
Basic weighted average common shares                           47,952,856           51,351,355           50,801,598
Diluted weighted average common and common
       equivalent shares                                       48,717,339           52,506,962           52,886,191


(1) For the year ended December 31, 2000, the net gain on the sale of the former LIB headquarters and other bank real estate of $4.0 million, with a tax effect of $1.5 million, and a charge related to an executive severance payment of $5.4 million, with a tax effect of $2.0 million, have been excluded for purposes of displaying operating earnings.
(2) For the year ended December 31, 1999, the net gain on sale and disposition of five upstate New York banking offices and certain loan production offices of $19.2 million, with a tax effect of $7.9 million, has been excluded for purposes of displaying operating earnings.
(3) For the year ended December 31, 1998, acquisition, restructuring and other infrequently occurring charges have been excluded for purposes of displaying operating earnings. The following details such charges:

                                                  Before Tax       Tax Effect      After Tax
                                                  ------------------------------------------
Acquisition-related costs                          $124,168        $40,317        $ 83,851
Additional loan loss reserves                         5,600          1,960           3,640
Asset/liability management actions:
    Penalties related to borrowings prepaid          18,547          7,910          10,637
    Losses on securities sold                         3,955          1,708           2,247
                                                  ------------------------------------------
Total                                              $152,270        $51,895        $100,375
                                                  ------------------------------------------

(4) Non-cash amortization expenses relating to allocation of ESOP stock and earned portion of RRP stock.

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

The results of operations for the year ended December 31, 1999 include an $11.3 million, after-tax, net gain on the disposition of banking and loan production offices. The results of operations for the year ended December 31, 1998 include infrequently occurring charges related to the LIB Acquisition of $89.7 million, after-tax, and penalties related to prepaid borrowings of $10.6 million, after-tax. See "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on page 52 for details of these charges. The following comparison of net operating income, diluted operating earnings per common share and related operating returns reflect the 1999 results exclusive of the net gain and the 1998 results exclusive of the infrequently occurring charges.

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

NET INTEREST INCOME

Our net interest income is significantly impacted by changes in interest rates and market yield curves. During 1998 and 1999, interest rates fluctuated significantly, and various financial instrument markets became increasingly volatile. During the year ended December 31, 1998, interest rates, in general, steadily declined. Conversely, 1999 represented a year of rising interest rates. However, the overall levels of interest rates did not surpass prior year levels until late in the second quarter of 1999.

For the year ended December 31, 1999, net interest income increased $90.9 million, or 20.3%, to $539.9 million, from $449.0 million for the year ended December 31, 1998. This increase was a result of the growth in average interest-earning assets of $4.56 billion partially offset by the growth in average interest-bearing liabilities of $4.43 billion. This increase in average interest-earning assets was partially offset by a decrease in the net interest rate spread to 2.23% for the year ended December 31, 1999, from 2.32% for the year ended December 31, 1998. The change in the net interest rate spread resulted from a decrease in the average yield on total interest-earning assets to 6.80% for the year ended December 31, 1999, from 7.03% for the year ended December 31, 1998, partially offset by a decrease in the average cost of interest-bearing liabilities to 4.57% for the year ended December 31, 1999, from 4.71% for 1998. The net interest margin was 2.46% for the year ended December 31, 1999 and 2.58% for the year ended December 31, 1998.

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

INTEREST EXPENSE

Interest expense for the year ended December 31, 1999 increased $179.8 million, to $955.3 million, from $775.5 million for the year ended December 31, 1998. This increase was attributable to an increase in the average balance of interest-bearing liabilities of $4.43 billion, to $20.89 billion for the year ended December 31, 1999, from $16.46 billion for the year ended December 31, 1998, partially offset by a decrease in the average cost of such liabilities to 4.57% for 1999, from 4.71% for 1998. The significant increase in average interest-bearing liabilities, particularly borrowed funds, was primarily attributable to the previously mentioned growth strategy deployed during the latter portion of 1998 and the beginning of 1999. The decline in the overall average costs of our interest-bearing liabilities reflects the lower interest rate environment that prevailed in the first half of 1999 versus the comparable 1998 period.

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

Interest expense on deposits decreased $36.4 million to $363.2 million for the year ended December 31, 1999, from $399.6 million for the year ended December 31, 1998, reflecting a decrease in the average cost of interest-bearing deposits to 3.80% for 1999 from 4.07% for 1998 coupled with a decrease in the average balance of interest-bearing deposits of $244.4 million. Interest expense on savings accounts decreased $17.9 million as a result of a decrease in the average cost to 2.01% for 1999, from 2.50% for 1998 and a decrease in the average balance of $191.8 million. The decrease in average cost of savings accounts was a result of us lowering the rates paid on these accounts during the fourth quarter of 1998. Interest expense on certificates of deposit decreased $30.5 million from the combined effect of a decrease in the average balance of $353.6 million and a decrease in the average cost to 5.23% for 1999, from 5.45% for 1998. Interest expense on money market accounts increased $13.2 million to $45.3 million for 1999, from $32.1 million for 1998, as a result of an increase in the average balance of $309.7 million, offset by a decrease in the average cost to 4.36% for 1999, from 4.40% for 1998. Interest paid on money market accounts is on a tiered basis with 86.53% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the top tier is by policy at least equal to the discount rate for the three-month U.S. Treasury bill. As previously mentioned, despite the increase in rates during 1999, the actual levels of interest rates did not surpass those of the prior year until late in the second quarter of 1999. Interest expense on NOW and money manager accounts decreased $1.2 million as a result of us lowering the rates paid on these accounts during the third quarter of 1998.

PROVISION FOR LOAN LOSSES

Provision for loan losses decreased $11.3 million, to $4.1 million for the year ended December 31, 1999, from $15.4 million for the year ended December 31, 1998. The $15.4 million recorded in 1998 included $5.6 million to conform LIB's previous accounting practices and asset review methodologies to ours, as well as a $4.0 million charge due to increased delinquencies experienced in the consumer loan portfolio in 1998. The allowance for loan losses increased to $76.6 million at December 31, 1999, from $74.4 million at December 31, 1998. Net loan charge-offs totaled $1.9 million for the year ended December 31, 1999 compared to $14.8 million for the year ended December 31, 1998, which included $9.2 million in charge-offs relating to one property. Non-performing loans decreased $57.7 million to $53.4 million at December 31, 1999, from $111.1 million at December 31, 1998. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 66.99% at December 31, 1998 to 143.49% at December 31, 1999. The allowance for loan losses as a percentage of total loans decreased from 0.83% at December 31, 1998 to 0.75% at December 31, 1999 primarily due to the increase of $1.25 billion in gross total loans from December 31, 1998 to December 31, 1999. The decline in the provision generally reflects the decline in non-performing loans. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

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

Customer service and other loan fees increased $5.4 million to $40.0 million for the year ended December 31, 1999, from $34.6 million for the year ended December 31, 1998. This increase is due in part to our changes in customer service fees in 1998 and the overall growth in the loan portfolio. Loan servicing fees increased $10.2 million to $15.4 million for 1999, from $5.2 million for 1998. Loan servicing fees include all contractual and ancillary servicing revenue we receive net of the amortization of mortgage servicing rights and valuation allowance adjustments for the impairment of mortgage servicing rights. The increase in loan servicing fees was the result of a $5.0 million decrease in the amortization of servicing rights coupled with changes in the market valuation of servicing rights. As a result of a change in prepayment speeds in 1999, we recognized a recovery of portions of the valuation allowance for mortgage servicing rights of $2.5 million for the year ended December 31, 1999. In contrast, for the year ended December 31, 1998, we recorded a $3.1 million provision for impairment on our mortgage servicing rights due to increased mortgage refinance activity and accelerated prepayment speeds.

Net gains on sales of loans increased $1.3 million to $3.3 million for the year ended December 31, 1999, from $2.0 million for the year ended December 31, 1998. Other non-interest income decreased $1.4 million to $8.1 million for the year ended December 31, 1999, from $9.5 million for the year ended December 31, 1998. The decrease is primarily due to a $1.6 million gain on the settlement of a real estate dispute recorded in the second quarter of 1998.

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

NON-INTEREST EXPENSE

Non-interest expense for the year ended December 31, 1999 was $223.1 million, a decrease of $155.3 million, or 41.0%, from $378.4 million for the year ended December 31, 1998. Included in 1998 non-interest expense was $124.2 million of acquisition costs and restructuring charges related to the LIB Acquisition. Excluding this infrequently occurring charge, non-interest expense for the year ended December 31, 1998 was $254.2 million, resulting in a $31.1 million decrease in non-interest expense from 1998 to 1999. General and administrative expense decreased $37.6 million to $195.3 million for 1999, from $232.9 million for 1998. Included in other general and administrative expense during the third quarter of 1998, was $8.4 million of various accruals for expenses incurred and for differences between the general ledger and various subsidiary ledgers relating to the LIB Acquisition. The remaining reduction in non-interest expense was primarily the result of the consolidation of LIB's operations into ours which resulted in significant cost savings.

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

INCOME TAX EXPENSE

For the year ended December 31, 1999, income tax expense was $163.8 million, representing an effective tax rate of 41.0%, as compared to $61.8 million, representing an effective tax rate of 52.6%, for the 1998 period. The decrease in our effective tax rate was attributable to the 1998 infrequently occurring charges related to the LIB Acquisition which included approximately $24.0 million of charges which were not deductible for income tax purposes and a tax benefit derived from a 1999 corporate restructuring of certain subsidiaries of Astoria Federal.

CASH EARNINGS

Tangible stockholders' equity (stockholders' equity less goodwill) totaled $973.0 million at December 31, 1999, compared to $1.22 billion at December 31, 1998. The following comparisons exclude the net gain on disposition of banking and loan production offices recognized in 1999 and acquisition costs and other infrequently occurring charges incurred during 1998. For the year ended December 31, 1999, operating cash earnings totaled $257.6 million, or $33.2 million more than operating earnings, representing a cash return on average tangible equity of 22.86%. For the year ended December 31, 1998, operating cash earnings totaled $191.7 million, or $46.3 million more than operating earnings, representing a cash return on average tangible equity of 15.53%. We believe that various other performance measures should also be analyzed utilizing cash earnings. The cash return on average assets was 1.13% for the year ended December 31, 1999 and 1.05% for the year ended December 31, 1998. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio decreased to 0.82% for the year ended December 31, 1999, from 1.17% for the year ended December 31, 1998. The operating cash efficiency ratio was 30.57% for the year ended December 31, 1999 and 42.92% for the year ended December 31, 1998. For more details on operating earnings and operating cash earnings, see "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on page 52.

ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending and maintaining sound credit standards for new loan originations, and in particular a generally strong and stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1996 through December 31, 2000. Non-performing assets decreased from $58.4 million at December 31, 1999 to $40.0 million at December 31, 2000. The ratio of non-performing assets to total assets decreased from 0.26% at December 31, 1999 to 0.18% at December 31, 2000. The decrease in non-performing assets was primarily due to a $17.2 million decrease in non-performing loans from $53.4 million at December 31, 1999 to $36.2 million at December 31, 2000.

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, we had approximately $3.0 million of potential problem loans at December 31, 2000. Such loans are 60-89 days delinquent as shown on page 60.


NON-PERFORMING ASSETS

                                                                                     AT DECEMBER 31,
                                                        ------------------------------------------------------------------------
(Dollars in Thousands)                                    2000            1999            1998            1997            1996
                                                        ------------------------------------------------------------------------


Non-accrual delinquent mortgage loans (1)               $ 34,332        $ 48,830        $100,302        $ 80,604        $ 71,630
Non-accrual delinquent consumer and other loans              903           1,626           5,995           4,563           7,600
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                               952           2,913           4,776           4,728           7,396
                                                        ------------------------------------------------------------------------

    Total non-performing loans                            36,187          53,369         111,073          89,895          86,626
                                                        ------------------------------------------------------------------------

Real estate owned, net (3)                                 3,801           5,080           6,071          12,734          15,576
Investment in real estate, net (4)                            --              --           3,266          12,633           7,233
                                                        ------------------------------------------------------------------------
    Total real estate owned and investment in
       real estate, net                                    3,801           5,080           9,337          25,367          22,809
                                                        ------------------------------------------------------------------------

    Total non-performing assets                         $ 39,988        $ 58,449        $120,410        $115,262        $109,435
                                                        ========================================================================


Allowance for loan losses to non-performing loans         220.88%         143.49%          66.99%          82.23%          55.41%
Allowance for loan losses to total loans                    0.70%           0.75%           0.83%           0.93%           0.83%

(1)  Consists primarily of loans secured by one-to-four family properties.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments, and are primarily secured by one-to-four family properties.

(3) Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

(4)  Investment in real estate is recorded at the lower of cost or fair value.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.9 million for the year ended December 31, 2000, $3.8 million for the year ended December 31, 1999 and $6.8 million for the year ended December 31, 1998. This compares to actual payments recorded as interest income, with respect to such loans, of $1.6 million for the year ended December 31, 2000, $1.9 million for the year ended December 31, 1999 and $1.6 million for the year ended December 31, 1998.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $5.2 million at December 31, 2000, $6.7 million at December 31, 1999, $6.9 million at December 31, 1998, $9.1 million at December 31, 1997 and $11.8 million at December 31, 1996.

The following set of tables shows a comparison of delinquent loans at December 31, 2000, 1999 and 1998.


  DELINQUENT LOANS                      AT DECEMBER 31, 2000
                                     60-89 DAYS   90 DAYS OR MORE
                                     PRINCIPAL      PRINCIPAL
                                      BALANCE        BALANCE
  (Dollars in Thousands)              OF LOANS       OF LOANS
-----------------------------------------------------------------
One-to-four family                    $ 1,459        $32,529
Multi-family                               --            990
Commercial real estate                    791          1,765
Consumer and other loans                  728            903
                                      ---------------------------
  Total delinquent loans              $ 2,978        $36,187
                                      ---------------------------
Delinquent loans to total loans          0.03%          0.32%


                                        AT DECEMBER 31, 1999
                                     60-89 DAYS   90 DAYS OR MORE
                                     PRINCIPAL      PRINCIPAL
                                      BALANCE        BALANCE
  (Dollars in Thousands)              OF LOANS       OF LOANS
-----------------------------------------------------------------
  One-to-four family                  $ 2,202        $48,610
  Multi-family                             --            802
  Commercial real estate                2,369          2,331
  Consumer and other loans              1,033          1,626
                                      ---------------------------
    Total delinquent loans            $ 5,604        $53,369
                                      ---------------------------
  Delinquent loans to total loans        0.05%          0.52%



                                          AT DECEMBER 31, 1998
                                     60-89 DAYS   90 DAYS OR MORE
                                     PRINCIPAL      PRINCIPAL
                                      BALANCE        BALANCE
  (Dollars in Thousands)              OF LOANS       OF LOANS
-----------------------------------------------------------------
One-to-four family                    $  2,422        $ 94,078
Multi-family                               203           2,224
Commercial real estate                     221           8,776
Consumer and other loans                 2,058           5,995
                                      ---------------------------
  Total delinquent loans              $ 4,904         $111,073
                                      ---------------------------
Delinquent loans to total loans           0.05%           1.23%

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

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established (with a corresponding charge to the provision for loan losses) when the fair value of the property that collateralizes the impaired loan is less than the recorded investment in the loan. At December 31, 2000, our balance of impaired loans was $17.4 million compared to $24.3 million at December 31, 1999. For further discussion of impaired loans, see Note 5 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

The provision for loan losses is based upon management's estimate of the amount necessary to maintain adequate reserves for losses inherent in our loan portfolio. The estimate of inherent losses is developed considering a number of factors, including matters pertinent to the underlying quality of the loan portfolio. We review our loans receivable portfolio quarterly including, but not limited to, the size, composition and risk profile of the portfolio, delinquency levels, historical loss experience, cure rates on delinquent loans, economic conditions and other pertinent factors, such as assumptions and projections of future conditions. We determine loan loss provisions by reviewing individual loans as well as an overall assessment of the loan portfolio in view of the state of the regional economies, trends in the real estate market of our lending areas and trends in the level of our non-performing loans.

The following table sets forth our allowance for losses on loans, REO and investments in real estate at the dates indicated.

                                                                             AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
(Dollars in Thousands)                                      2000           1999           1998           1997           1996
-------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of year ........................     $ 76,578       $ 74,403       $ 73,920       $ 48,001       $ 47,853
    Allowance of acquired institution ...............           --             --             --         25,433             --
    Provision charged to operations .................        4,014          4,119         15,380          9,061         10,163
    Charge-offs:
       One-to-four family ...........................         (963)        (1,554)       (13,039)        (3,971)        (5,179)
       Multi-family .................................           (8)           (12)          (769)        (2,059)          (226)
       Commercial real estate .......................           --           (845)        (1,528)           (72)        (2,468)
       Consumer and other ...........................       (1,678)        (4,298)        (3,824)        (4,726)        (4,819)
                                                          --------       --------       --------       --------       --------
    Total charge-offs ...............................       (2,649)        (6,709)       (19,160)       (10,828)       (12,692)
    Recoveries:
       One-to-four family ...........................          802          1,540          1,616            728            637
       Multi-family .................................          136            270            516             --             37
       Commercial real estate .......................          575          1,591          1,788            617          1,047
       Consumer and other ...........................          475          1,364            489            908            956
                                                          --------       --------       --------       --------       --------
    Total recoveries ................................        1,988          4,765          4,409          2,253          2,677
                                                          --------       --------       --------       --------       --------
    Net charge-offs .................................         (661)        (1,944)       (14,751)        (8,575)       (10,015)
    Adjustment to conform fiscal year of Long Island
       Bancorp, Inc. to Astoria Financial Corporation           --             --           (146)            --             --
                                                          --------       --------       --------       --------       --------
Balance at end of year ..............................     $ 79,931       $ 76,578       $ 74,403       $ 73,920       $ 48,001
                                                          ========       ========       ========       ========       ========

Ratio of net charge-offs during the year
   to average loans outstanding during the year .....         0.01%          0.02%          0.17%          0.13%          0.20%

Ratio of allowance for loan losses to total
   loans at end of the year .........................         0.70           0.75           0.83           0.93           0.83
Ratio of allowance for loan losses to
   non-performing loans at end of the year ..........       220.88         143.49          66.99          82.23          55.41

ALLOWANCE FOR LOSSES ON REO .........................                                                                        .
  AND INVESTMENTS IN REAL ESTATE:
Balance at beginning of year ........................     $    171       $    689       $  1,493       $  2,045       $  3,746
    Allowance of acquired institution ...............           --             --             --             94             --
    (Recovery) provision recorded to operations .....         (109)           (38)         1,108          1,035         (1,257)
    Charge-offs .....................................         (113)          (587)        (2,835)        (1,726)        (2,110)
    Recoveries ......................................           54            107            241             45          1,666
    Adjustment to conform fiscal year of Long Island
       Bancorp, Inc. to Astoria Financial Corporation           --             --            682             --             --
                                                          --------       --------       --------       --------       --------
Balance at end of year ..............................     $      3       $    171       $    689       $  1,493       $  2,045
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

                                                             AT DECEMBER 31,
                              -----------------------------------------------------------------------------
                                    2000                         1999                       1998
                              --------------------        --------------------       ----------------------
                                       % OF LOANS                  % OF LOANS                   % OF LOANS
                                           TO                          TO                           TO
(Dollars in Thousands)        AMOUNT   TOTAL LOANS        AMOUNT   TOTAL LOANS       AMOUNT     TOTAL LOANS
-----------------------------------------------------------------------------------------------------------

One-to-four family.........   $49,826     86.79%         $44,556      88.05%         $42,084     87.37%
Multi-family...............     6,721      7.05            5,086       6.01            3,426      5.03
Commercial real estate.....     8,344      4.53           10,765       4.23           10,537      5.05
Consumer and other.........    15,040      1.63           16,171       1.71           18,356      2.55
                              -------    ------          -------     ------          -------    ------
Total allowances...........   $79,931    100.00%         $76,578     100.00%         $74,403    100.00%
                              =======    ======          =======     ======          =======    ======



                                                 AT DECEMBER 31,
                              ----------------------------------------------------
                                      1997                           1996
                              ---------------------          ---------------------
                                        % OF LOANS                     % OF LOANS
                                            TO                             TO
(Dollars in Thousands)        AMOUNT    TOTAL LOANS          AMOUNT    TOTAL LOANS
----------------------------------------------------------------------------------

One-to-four family.........   $40,715     86.37%            $20,139       88.32%
Multi-family...............     5,305      4.72               3,057        3.49
Commercial real estate.....    13,676      5.70              10,364        4.24
Consumer and other.........    14,224      3.21              14,441        3.95
                              -------    ------             -------      ------
Total allowances...........   $73,920    100.00%            $48,001      100.00%
                              =======    ======             =======      ======


IMPACT OF NEW AND PROPOSED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," or SFAS No. 137. SFAS No. 137 deferred the effective date of SFAS No. 133 from fiscal quarters of fiscal years beginning after June 15, 1999 to June 15, 2000. Restatement of prior periods is not permitted.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," or SFAS No. 138. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 will be adopted concurrently with SFAS No. 133. Upon adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, we had three derivative instruments (interest rate swaps) with a notional amount of $450.0 million hedging the fair value of two medium term notes totaling $450.0 million. In addition, we also had commitments to fund loans held-for-sale as well as commitments to sell loans. Under SFAS No. 133, these commitments are considered derivative instruments. As a result of the implementation of SFAS No. 133 and SFAS No. 138, we recognized a $2.3 million charge, net of taxes, in January 2001 as a cumulative effect of a change in accounting principle.

In September 2000, the FASB Issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," or SFAS No. 140. SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishment of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 15, 2000 and have been incorporated into our consolidated financial statements. The remaining provisions are effective for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. We believe the implementation of SFAS No. 140 will not have a material impact on our financial condition.

The FASB issued an exposure draft on February 14, 2001, "Business Combinations and Intangible Assets," or the Draft, which is a limited revision of an exposure draft on the same topic issued September 7, 1999. In the Draft, the FASB indicated that the amortization of goodwill created with respect to business combinations completed both before and after the effective date of any final pronouncement would be discontinued. Should the Draft be formally implemented, we anticipate it to be effective for the third quarter of 2001. At such time, we would cease recording goodwill amortization amounting to approximately $19.3 million annually, or approximately $0.40 per diluted common share, based on shares outstanding at December 31, 2000, which would result in the reporting of increased annual net income and earnings per share by these amounts.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, "MD&A" on pages 39 through 43 under the caption "Interest Rate Sensitivity Analysis," and pages 58 through 62 under the caption "Asset Quality."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see index on page 67.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION


Information regarding directors and executive officers who are not directors of the Registrant, is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be dated April 16, 2001, for our Annual Meeting of Shareholders to be held on May 16, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table," "Fiscal Year End Option/SAR Values," "Pension Plans," "Director Compensation," "Employment Agreements," "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be dated April 16, 2001 for our Annual Meeting of Shareholders to be held on May 16, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement to be dated April 16, 2001 for our Annual Meeting of Shareholders to be held on May 16, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in our definitive Proxy Statement to be dated April 16, 2001 for our Annual Meeting of Shareholders to be held on May 16, 2001, which will be filed with the SEC within 120 days from December 31, 2000, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                  See Index to Consolidated Financial Statements on page 67.

    2. FINANCIAL STATEMENT SCHEDULES

       Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 2000

       None.

(c)    EXHIBITS:

       See Index of Exhibits on page 102.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/ George L. Engelke, Jr.                             Date:   March 21, 2001
   ------------------------------------------------            --------------
   George L. Engelke, Jr.
   Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               NAME                                                                               DATE
               ----                                                                          --------------

         /s/  George L. Engelke, Jr.                                                         March 21, 2001
             -----------------------------------------------------------------               --------------
              George L. Engelke, Jr.
              Chairman, President and Chief Executive Officer

         /s/  Gerard C. Keegan                                                               March 21, 2001
             -----------------------------------------------------------------               --------------
              Gerard C. Keegan
              Vice Chairman, Chief Administrative
                    Officer and Director

         /s/  Monte N. Redman                                                                March 21, 2001
             -----------------------------------------------------------------               --------------
              Monte N. Redman
              Executive Vice President and Chief Financial Officer

         /s/  Andrew M. Burger                                                               March 21, 2001
             -----------------------------------------------------------------               --------------
              Andrew M. Burger
              Director

         /s/  John J. Conefry, Jr.                                                           March 21, 2001
             -----------------------------------------------------------------               --------------
              John J. Conefry, Jr.
              Vice Chairman and Director

         /s/  Denis J. Connors                                                               March 21, 2001
             -----------------------------------------------------------------               --------------
              Denis J. Connors
              Director

         /s/  Robert J. Conway                                                               March 21, 2001
             -----------------------------------------------------------------               --------------
              Robert J. Conway
              Director

         /s/  Thomas J. Donahue                                                              March 21, 2001
             -----------------------------------------------------------------               --------------
              Thomas J. Donahue
              Director

         /s/  Peter C. Haeffner, Jr.                                                         March 21, 2001
             -----------------------------------------------------------------               --------------
              Peter C. Haeffner, Jr.
              Director


         /s/  Ralph F. Palleschi                                                             March 21, 2001
             -----------------------------------------------------------------               --------------
              Ralph F. Palleschi
              Director

         /s/  Lawrence W. Peters                                                             March 21, 2001
             -----------------------------------------------------------------               --------------
              Lawrence W. Peters
              Director

         /s/  Thomas V. Powderly                                                             March 21, 2001
             ----------------------------------------------------------------                --------------
              Thomas V. Powderly
              Director

         /s/  Leo J. Waters                                                                  March 21, 2001
             -----------------------------------------------------------------               --------------
              Leo J. Waters
              Director

         /s/  Donald D. Wenk                                                                 March 21, 2001
             -----------------------------------------------------------------               --------------
              Donald D. Wenk
              Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                                          Page
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000, 1999 AND 1998
   Independent Auditors' Report.........................................................................   68
   Consolidated Statements of Financial Condition as of December 31, 2000 and 1999......................   69
   Consolidated Statements of Income for the years ended December 31, 2000, 1999
     and 1998 ..........................................................................................   70
   Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998...................................................................   71
   Consolidated Statements of Cash Flows for the years ended December 31, 2000,
     1999 and 1998......................................................................................   72
   Notes to Consolidated Financial Statements...........................................................   73

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Melville, New York
January 17, 2001

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                          AT DECEMBER 31,
                                                                                                ----------------------------------
(In Thousands, Except Share Data)                                                                   2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                                         $   135,726           $   154,918
Federal funds sold and repurchase agreements                                                        171,525               335,653
Mortgage-backed securities available-for-sale
     ($6,508,966 and $7,829,812 pledged to creditors, respectively)                               7,011,185             8,204,977
Other securities available-for-sale
     ($474,515 and $421,749 pledged to creditors, respectively)                                     692,037               657,772
Mortgage-backed securities held-to-maturity
     (fair value of $866,938 and $1,071,251, respectively)
     ($729,798 and $1,032,003 pledged to creditors, respectively)                                   863,529             1,082,261
Other securities held-to-maturity
     (fair value of $830,479 and $772,356, respectively)
     ($666,415 and $600,302 pledged to creditors, respectively)                                     848,662               817,696
Federal Home Loan Bank of New York stock                                                            285,250               265,250
Loans held-for-sale                                                                                  13,545                11,376
Loans receivable                                                                                 11,424,449            10,289,074
     Less allowance for loan losses                                                                  79,931                76,578
----------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                            11,344,518            10,212,496
Mortgage servicing rights, net                                                                       40,962                48,369
Accrued interest receivable                                                                         109,439               110,668
Premises and equipment, net                                                                         154,582               176,813
Goodwill                                                                                            204,649               223,945
Bank owned life insurance                                                                           251,565                     -
Other assets                                                                                        209,628               394,342
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $22,336,802           $22,696,536
==================================================================================================================================

LIABILITIES:
Deposits                                                                                        $10,071,687           $ 9,554,534
Reverse repurchase agreements                                                                     7,785,000             9,276,800
Federal Home Loan Bank of New York advances, net                                                  1,910,000             1,610,058
Other borrowings, net                                                                               502,371               514,663
Mortgage escrow funds                                                                               116,487               120,350
Accrued expenses and other liabilities                                                              313,094               298,219
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                20,698,639            21,374,624

Guaranteed preferred beneficial interest in junior subordinated debentures                          125,000               125,000

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
         Series A (325,000 shares authorized and -0- shares issued and outstanding)                      --                    --
         Series B (2,000,000 shares authorized, issued and outstanding)                               2,000                 2,000
Common stock, $.01 par value; (200,000,000 shares authorized;
         55,498,296 shares issued; and 49,643,554 and 51,730,959
         shares outstanding, respectively)                                                              555                   555
Additional paid-in capital                                                                          807,357               800,414
Retained earnings                                                                                 1,059,048               908,236
Treasury stock (5,854,742 and 3,767,337 shares, at cost, respectively)                             (203,632)             (137,071)
Accumulated other comprehensive income:
       Net unrealized loss on securities, net of taxes                                             (121,043)             (344,198)
Unallocated common stock held by ESOP                                                               (31,122)              (32,955)
Unearned common stock held by RRP                                                                         -                   (69)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                        1,513,163             1,196,912
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                      $22,336,802           $22,696,536
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                         YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------------
(In Thousands, Except Share Data)                                        2000                  1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Mortgage loans                                                  $   769,544           $   679,623           $   612,606
     Consumer and other loans                                             18,237                19,285                24,422
     Mortgage-backed securities                                          577,808               658,140               438,934
     Other securities                                                    132,426               129,030               132,414
     Federal funds sold and repurchase agreements                         19,919                 9,201                16,072
-----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                  1,517,934             1,495,279             1,224,448
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Deposits                                                            410,101               363,156               399,602
     Borrowed funds                                                      600,817               592,175               375,863
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                 1,010,918               955,331               775,465
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      507,016               539,948               448,983
Provision for loan losses                                                  4,014                 4,119                15,380
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                      503,002               535,829               433,603
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
     Customer service and other loan fees                                 48,795                39,965                34,619
     Loan servicing fees                                                   8,635                15,377                 5,162
     Net gain on sales of securities                                           -                   739                10,976
     Net gain on sales of loans                                              866                 3,340                 1,990
     Net gain on disposition of banking and loan production offices        3,976                19,206                    --
     Income from bank owned life insurance                                 1,565                    --                    --
     Other                                                                 5,409                 8,069                 9,516
-----------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                 69,246                86,696                62,263
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
     General and administrative:
        Compensation and benefits                                         87,722                99,906               119,240
        Occupancy, equipment and systems                                  51,019                53,726                57,688
        Federal deposit insurance premiums                                 2,079                 4,537                 5,931
        Advertising                                                        8,234                 6,926                 4,782
        Other                                                             32,638                30,171                45,247
-----------------------------------------------------------------------------------------------------------------------------
     Total general and administrative                                    181,692               195,266               232,888
     Real estate operations and provision for losses, net                   (450)                 (186)                 (119)
     Goodwill litigation                                                   8,580                 6,417                 1,665
     Capital trust securities                                             12,435                 2,169                    --
     Amortization of goodwill                                             19,296                19,425                19,754
     Acquisition costs and restructuring charges                              --                    --               124,168
-----------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                               221,553               223,091               378,356
-----------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and extraordinary item                  350,695               399,434               117,510
Income tax expense                                                       134,146               163,764                61,825
-----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                         216,549               235,670                55,685
Extraordinary item, net of tax                                                --                    --               (10,637)
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $   216,549           $   235,670           $    45,048
=============================================================================================================================
Basic earnings per common share:
     Income before extraordinary item                                $      4.39           $      4.47           $      0.98
     Extraordinary item, net of tax                                           --                    --                 (0.21)
     Net earnings per common share                                   $      4.39           $      4.47           $      0.77
=============================================================================================================================
Diluted earnings per common share:
     Income before extraordinary item                                $      4.32           $      4.37           $      0.94
     Extraordinary item, net of tax                                           --                    --                 (0.20)
     Net earnings per common share                                   $      4.32           $      4.37           $      0.74
=============================================================================================================================
Basic weighted  average common shares                                 47,952,856            51,351,355            50,801,598
Diluted weighted average common and
     common equivalent shares                                         48,717,339            52,506,962            52,886,191

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                                            ADDITIONAL
                                                                     PREFERRED    COMMON     PAID-IN         RETAINED
(In Thousands, Except Share Data)                       TOTAL          STOCK      STOCK      CAPITAL         EARNINGS
--------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                          $ 1,445,799      $2,000     $533     $ 806,656      $   750,305

Comprehensive income:
   Net income                                              45,048          --       --            --           45,048
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                   (34,928)         --       --            --               --
                                                      -----------
Comprehensive income                                       10,120
                                                      -----------

Adjustments to stockholders' equity to effect the
     acquisition of Long Island Bancorp, Inc.                  --          --       11       (69,667)              --
Common stock repurchased (339,892 shares)                 (16,633)         --       --            --               --
Dividends on common and preferred stock
     and amortization of purchase premium                 (38,631)         --       --        (1,304)         (37,327)
Exercise of stock options and related tax benefit          24,357          --        3        13,630          (25,113)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                    26,496          --       --        17,665               --
Adjustment to conform fiscal year of Long
   Island Bancorp, Inc. to Astoria Financial
   Corporation                                             10,876          --       --           866            9,766

                                                      --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                            1,462,384       2,000      547       767,846          742,679

Comprehensive loss:
   Net income                                             235,670          --       --            --          235,670
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                  (329,632)         --       --            --               --
                                                      -----------
Comprehensive loss                                        (93,962)
                                                      -----------

Common stock repurchased (4,257,200 shares)              (159,367)         --       --            --               --
Dividends on common and preferred stock
     and amortization of purchase premium                 (55,222)         --       --        (1,304)         (53,918)
Exercise of stock options and related tax benefit          29,282          --        8        23,173          (16,195)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                    13,797          --       --        10,699               --

                                                      --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                            1,196,912       2,000      555       800,414          908,236

Comprehensive income:
   Net income                                             216,549          --       --            --          216,549
   Other comprehensive income, net of tax:
       Net unrealized gain on securities, net
         of reclassification adjustment                   223,155          --       --            --               --
                                                      -----------
Comprehensive income                                      439,704
                                                      -----------

Common stock repurchased (2,607,946 shares)               (84,553)         --       --            --               --
Dividends on common and preferred stock
     and amortization of purchase premium                 (54,846)         --       --        (1,304)         (53,542)
Exercise of stock options and related tax benefit          10,509          --       --         4,712          (12,195)
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                     5,437          --       --         3,535               --
                                                      --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                          $ 1,513,163      $2,000     $555     $ 807,357      $ 1,059,048
                                                      ====================================================================

                                                                       ACCUMULATED    UNALLOCATED     UNEARNED
                                                                         OTHER         COMMON          COMMON
                                                         TREASURY     COMPREHENSIVE   STOCK HELD     STOCK HELD
(In Thousands, Except Share Data)                          STOCK         INCOME        BY ESOP        BY RRP
---------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                             $ (87,940)     $  20,865      $(39,567)     $(7,053)

Comprehensive income:
   Net income                                                   --             --            --           --
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                         --        (34,928)           --           --

Comprehensive income


Adjustments to stockholders' equity to effect the
     acquisition of Long Island Bancorp, Inc.               68,586             --            --        1,070
Common stock repurchased (339,892 shares)                  (16,633)            --            --           --
Dividends on common and preferred stock
     and amortization of purchase premium                       --             --            --           --
Exercise of stock options and related tax benefit           35,837             --            --           --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                         --             --         3,467        5,364
Adjustment to conform fiscal year of Long
   Island Bancorp, Inc. to Astoria Financial
   Corporation                                                 150           (503)          192          405

                                                      ------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                    --        (14,566)      (35,908)        (214)

Comprehensive loss:
   Net income                                                   --             --            --           --
   Other comprehensive income, net of tax:
       Net unrealized loss on securities, net
         of reclassification adjustment                         --       (329,632)           --           --

Comprehensive loss


Common stock repurchased (4,257,200 shares)               (159,367)            --            --           --
Dividends on common and preferred stock
     and amortization of purchase premium                       --             --            --           --
Exercise of stock options and related tax benefit           22,296             --            --           --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                         --             --         2,953          145

                                                      ------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                              (137,071)      (344,198)      (32,955)         (69)

Comprehensive income:
   Net income                                                   --             --            --           --
   Other comprehensive income, net of tax:
       Net unrealized gain on securities, net
         of reclassification adjustment                         --        223,155            --           --

Comprehensive income


Common stock repurchased (2,607,946 shares)                (84,553)            --            --           --
Dividends on common and preferred stock
     and amortization of purchase premium                       --             --            --           --
Exercise of stock options and related tax benefit           17,992             --            --           --
Amortization relating to allocation of ESOP
    stock and earned portion of RRP stock and
    related tax benefit                                         --             --         1,833           69
                                                      ------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                             $(203,632)     $(121,043)     $(31,122)     $    --
                                                      ======================================================


See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------

(In Thousands)                                                                      2000             1999             1998
--------------------------------------------------------------------------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $   216,549      $   235,670      $    45,048
                                                                                -----------      -----------      -----------
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Net accretion of discounts, premiums and deferred loan costs                 (58,971)         (56,959)         (25,939)
       Provision for loan and real estate losses                                      3,905            4,081           16,489
       Depreciation and amortization                                                 12,627           13,913           16,959
       Net gain on sales of securities and loans                                       (866)          (4,079)         (12,966)
       Net gain on disposition of banking and loan production offices                (3,976)         (19,206)              --
       Originations of loans held-for-sale, net of proceeds from sales               (1,623)         140,703          (22,175)
       Amortization of goodwill                                                      19,296           19,425           19,754
       Allocated and earned shares from ESOP and RRP                                  5,372            9,927           18,195
       Decrease (increase) in accrued interest receivable                             1,229           (8,380)          (8,671)
       Mortgage servicing rights amortization and valuation allowance,
         net of capitalized amounts                                                   7,407            1,868           (6,061)
       Income from bank owned life insurance                                         (1,565)              --               --
       Loss on early extinguishment of debt                                              --               --           18,547
       Decrease in other assets                                                      11,596           11,540           24,930
       Increase (decrease) in accrued expenses and other liabilities                 19,645           (8,467)         131,236
       Acquisition costs and restructuring charges                                       --               --           87,101
                                                                                ---------------------------------------------
         Net cash provided by operating activities                                  230,625          340,036          302,447
                                                                                ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Origination of loans held-for-investment, net of principal payments         (307,543)      (1,011,999)      (1,260,776)
       Loan purchases through third parties                                        (842,283)        (413,573)        (195,336)
       Principal payments on mortgage-backed securities held-to-maturity            219,869          337,081          319,212
       Principal payments on mortgage-backed securities available-for-sale        1,544,673        2,599,970        1,964,457
       Purchases of mortgage-backed securities held-to-maturity                          --         (281,165)         (72,651)
       Purchases of mortgage-backed securities available-for-sale                        --       (3,869,950)      (6,505,183)
       Purchases of other securities held-to-maturity                                    --          (42,078)        (213,456)
       Purchases of other securities available-for-sale                              (6,040)        (179,018)      (1,061,236)
       Proceeds from maturities of other securities available-for-sale               40,396           74,006          755,248
       Proceeds from maturities of other securities held-to-maturity                  9,059          213,723          527,527
       Purchases of FHLB stock, net                                                 (20,000)         (55,000)        (101,476)
       Proceeds from sales of securities available-for-sale                              --          177,825        1,903,658
       Proceeds from sales of real estate owned and investments in
         real estate, net                                                             9,716           14,871           20,524
       Proceeds from disposition of banking and loan production offices              21,293            4,208               --
       Purchases of premises and equipment, net of proceeds from sales               (7,719)         (27,150)         (27,677)
       Purchase of bank owned life insurance                                       (250,000)              --               --
                                                                                ---------------------------------------------
         Net cash provided by (used in) investing activities                        411,421       (2,458,249)      (3,947,165)
                                                                                ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in deposits                                          517,073           42,689         (294,106)
       Net (decrease) increase in reverse repurchase agreements                  (1,491,800)       1,985,000        3,219,488
       Net increase in FHLB of New York advances                                    300,000          400,000          820,000
       Net (decrease) increase in other borrowings                                  (13,174)          (6,344)          77,855
       (Decrease) increase in mortgage escrow funds                                  (3,863)           4,244           22,720
       Sale of upstate New York banking offices                                          --         (135,637)              --
       Issuance of capital trust securities                                              --          125,000               --
       Costs to repurchase common stock                                             (84,553)        (159,367)         (16,633)
       Cash dividends paid to stockholders                                          (54,846)         (56,908)         (42,754)
       Cash received for options exercised                                            5,797           16,725           15,012
                                                                                ---------------------------------------------
         Net cash (used in) provided by financing activities                       (825,366)       2,215,402        3,801,582
                                                                                ---------------------------------------------

         Net (decrease) increase in cash and cash equivalents                      (183,320)          97,189          156,864
       Adjustment to conform fiscal year of Long Island Bancorp, Inc.
         to Astoria Financial Corporation                                                --               --           77,323
       Cash and cash equivalents at beginning of year                               490,571          393,382          159,195
                                                                                ---------------------------------------------
       Cash and cash equivalents at end of year                                 $   307,251      $   490,571      $   393,382
                                                                                =============================================

       Supplemental disclosures:
         Cash paid during the year:

           Interest                                                             $ 1,016,520      $   939,709      $   738,271
                                                                                =============================================

           Income taxes                                                         $   100,429      $   155,395      $    25,078
                                                                                =============================================

         Additions to real estate owned                                         $     8,940      $    10,952      $    15,955
                                                                                =============================================

         Securitization of loans                                                $        --      $        --      $   387,071
                                                                                =============================================


See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting and reporting policies of Astoria Financial Corporation and our subsidiaries conform to generally accepted accounting principles in the United States of America, or GAAP, and are used in preparing and presenting these consolidated financial statements.

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and our wholly-owned subsidiaries, (1) Astoria Federal Savings and Loan Association, or Astoria Federal, and its subsidiaries,
(2) Astoria Capital Trust I and (3) AF Insurance Agency, Inc. As used in this annual report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc., depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

(c) Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2000 and 1999, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary.

Securities pledged to creditors are reported in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," or FASB No. 140. FASB No. 140 requires that if a secured party has the right by contract or custom to sell or repledge collateral, as is the case with our reverse repurchase agreements, then the debtor shall report those pledged assets separately in the statement of financial condition.

(d) Loans Held-for-Sale

Generally, we originate 15-year and 30-year fixed rate loans for immediate sale to various governmental agencies or other investors on a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment on a mandatory delivery or best efforts basis. In addition, student loans are sold to the United States Student Loan Marketing Association generally before repayment begins during the grace period of the loan.

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to operations. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

(e) Loans Receivable, net

Loans receivable are carried at the unpaid principal balances, net of unamortized discounts and premiums and deferred loan origination fees and costs which are recognized as yield adjustments using the interest method. We generally amortize these amounts over the contractual life of the related loans, adjusted for prepayments.

The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). Our periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, trends in portfolio volume, quality, maturity and composition, the status and amount of non-performing and past-due loans, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated fair value of any underlying collateral and current and prospective, as well as specific and general, economic conditions.

When loans become 90 days delinquent, with the exception of loans delinquent 90 days or more as to their maturity date but not their interest payment, we discontinue accruing interest, which results in a charge to interest income equal to all interest previously accrued and not collected. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received, until a return to accrual status is warranted. We return loans to an accrual status when principal and interest payments are current.

A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. We review larger balance loans for individual impairment and groups of smaller balance loans based on homogeneous pools. Interest income on impaired non-accrual loans is recognized on a cash basis while interest income on all other impaired loans is recognized on an accrual basis.

(f)  Mortgage Servicing Rights, or MSRs

We recognize as separate assets the rights to service mortgage loans, whether those rights are acquired through loan purchase or loan origination activities. MSRs are amortized in proportion to and over the estimated period of net servicing income.

We stratify our MSRs by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair value of each MSRs stratum is determined through a discounted analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates.

We assess impairment of the MSRs based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment.

(g) Real Estate Owned

Real estate acquired through foreclosure or the collection process is carried
(1) at the lower of cost or estimated fair value at the date of acquisition, and
(2) at the lower of the new cost basis or estimated fair value, less estimated selling costs, thereafter. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, we maintain an allowance for decreases in value which are charged to income along with any additional expenses incurred on the property. Real estate owned, which is included in other assets, amounted to $3.8 million at December 31, 2000 and $5.1 million at December 31, 1999.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(i) Goodwill

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

(j) Bank Owned Life Insurance

Bank owned life insurance is carried at its cash surrender value. Increases in the cash surrender value of the insurance are reflected as non-interest income in the consolidated statements of income.

(k) Reverse Repurchase Agreements (Securities Sold Under Agreements to
Repurchase)

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

(l) Interest Rate Swaps and Interest Rate Caps/Floors

As part of our asset/liability management program, we utilize, from time-to-time, interest rate caps, floors and swaps to reduce our sensitivity to interest rate fluctuations. Premiums paid for interest rate caps and floors are amortized to interest expense over the terms of the agreements. Net interest income is increased or decreased on an accrual basis by amounts receivable or payable with respect to the rate caps and floors purchased or sold. The net interest differential resulting from the difference between exchanging variable and fixed rate interest payments as part of an interest rate swap is recorded as a component of net interest income.

(m) Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(n) Earnings Per Common Share, or EPS

Basic EPS is computed by dividing income before extraordinary item less preferred dividends by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan, or ESOP, and the Recognition and Retention Plan, or RRP.

Diluted EPS is computed by dividing income before extraordinary item less preferred dividends by the weighted-average common shares and common equivalent shares outstanding during the year. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the ESOP and the RRP and the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, our average stock price is utilized, and we add to the proceeds the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(o) Employee Benefits

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

We record compensation expense related to the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the reporting period. For EPS and other per-share disclosure, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations. The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

(p) Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(2) BUSINESS COMBINATIONS

Long Island Bancorp, Inc., or LIB, Acquisition

Following the close of business on September 30, 1998, we completed the acquisition of LIB, the holding company of The Long Island Savings Bank, FSB, or LISB, a federally chartered savings bank. LIB was merged with us and LISB was merged with Astoria Federal. We refer to this transaction as the LIB Acquisition. All subsidiaries of LISB became subsidiaries of Astoria Federal. The transaction was accounted for as a pooling-of-interests. Accordingly, the assets, liabilities and stockholders' equity as reported by LIB immediately prior to consummation were recorded by us. No goodwill was created as a result of the LIB Acquisition. Under the terms of the merger agreement, holders of LIB common stock, par value $.01 per share, or LIB Common Stock, received 1.15 shares of our common stock for each share of LIB Common Stock. We issued 27,876,636 shares of our common stock to complete the LIB Acquisition. We recorded all direct costs related to the LIB Acquisition as liabilities as of the consummation date, and the total pre-tax charge of $124.2 million, substantially all of which has been paid out as of December 31, 2000, was classified as acquisition costs and restructuring charges in our consolidated statement of income for the year ended December 31, 1998. Such costs relate to restructuring plans and/or exit plans we formally adopted. LIB had $6.58 billion in total assets, $3.58 billion in deposits, and $581.0 million in stockholders' equity at September 30, 1998.

(3) REPURCHASE AGREEMENTS

We purchase securities under agreements to resell (repurchase agreements). These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. We may sell, loan or otherwise dispose of such securities to other parties in the normal course of our operations. Substantially the same securities are to be resold at maturity of the repurchase agreements.

Repurchase agreements averaged $33.9 million during the year ended December 31, 2000 and $37.9 million during the year ended December 31, 1999. The maximum amount of such agreements outstanding at any month end was $65.0 million during the year ended December 31, 2000 and $110.0 million during the year ended December 31, 1999. As of December 31, 2000, one repurchase agreement for $26.5 million was outstanding. As of December 31, 1999, one repurchase agreement for $35.7 million was outstanding. The fair value of the securities held under these

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


agreements was $27.3 million as of December 31, 2000, and $36.4 as of December 31, 1999. None of the securities held under these agreements were sold or repledged during the years ended December 31, 2000 and 1999.

(4) SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2000 and 1999 are as follows:

                                                                 AT DECEMBER 31, 2000
                                                -------------------------------------------------------
                                                                 GROSS         GROSS         ESTIMATED
                                                 AMORTIZED     UNREALIZED    UNREALIZED        FAIR
(In Thousands)                                     COST          GAINS         LOSSES          VALUE
-------------------------------------------------------------------------------------------------------
Available-for-sale:
     Mortgage-backed securities:
       GNMA pass-through certificates           $  103,716     $    916      $    (368)     $  104,264
       FHLMC pass-through certificates             187,768        2,169           (569)        189,368
       FNMA pass-through certificates              363,842        6,561           (694)        369,709
       REMICs and CMOs:
         Agency issuance                         5,096,905        1,421       (144,178)      4,954,148
         Non agency issuance                     1,416,104        1,360        (23,768)      1,393,696
-------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities            7,168,335       12,427       (169,577)      7,011,185
-------------------------------------------------------------------------------------------------------
     Other securities:
         Obligations of the U.S. Government
            and agencies                           528,905            4        (29,341)        499,568
         Corporate debt securities                  66,242           --        (10,064)         56,178
         FNMA and FHLMC preferred stock            147,515           68        (13,794)        133,789
         Asset-backed and other securities           2,506           --             (4)          2,502
-------------------------------------------------------------------------------------------------------
     Total other securities                        745,168           72        (53,203)        692,037
-------------------------------------------------------------------------------------------------------
Total available-for-sale                        $7,913,503     $ 12,499      $(222,780)     $7,703,222
=======================================================================================================
Held-to-maturity:
     Mortgage-backed securities:
         GNMA pass-through certificates         $    3,302     $    198      $      --      $    3,500
         FHLMC pass-through certificates            34,955          745             (7)         35,693
         FNMA pass-through certificates             11,490           32           (112)         11,410
         REMICs and CMOs:
           Agency issuance                         517,626        3,143         (1,219)        519,550
           Non agency issuance                     296,156        1,525           (896)        296,785
-------------------------------------------------------------------------------------------------------
     Total mortgage-backed securities              863,529        5,643         (2,234)        866,938
-------------------------------------------------------------------------------------------------------
     Other securities:
        Obligations of the U.S. Government
            and agencies                           804,659          442        (18,605)        786,496
        Obligations of states and political
            subdivisions                            44,003           --            (20)         43,983
-------------------------------------------------------------------------------------------------------
     Total other securities                        848,662          442        (18,625)        830,479
-------------------------------------------------------------------------------------------------------
Total held-to-maturity                          $1,712,191     $  6,085      $ (20,859)     $1,697,417
=======================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                      AT DECEMBER 31, 1999
                                                              --------------------------------------
                                                                GROSS         GROSS       ESTIMATED
                                                 AMORTIZED    UNREALIZED   UNREALIZED       FAIR
(In Thousands)                                     COST         GAINS        LOSSES         VALUE
----------------------------------------------------------------------------------------------------
Available-for-sale:
     Mortgage-backed securities:
        GNMA pass-through certificates          $  129,029     $   658     $  (3,986)     $  125,701
        FHLMC pass-through certificates            228,904         917        (3,407)        226,414
        FNMA pass-through certificates             443,639       6,068        (2,202)        447,505
        REMICs and CMOs:
           Agency issuance                       6,304,417         454      (435,093)      5,869,778
           Non agency issuance                   1,604,335         366       (69,122)      1,535,579
----------------------------------------------------------------------------------------------------
     Total  mortgage-backed securities           8,710,324       8,463      (513,810)      8,204,977
----------------------------------------------------------------------------------------------------
     Other securities:
        Obligations of the U.S. Government
          and agencies                             547,082          --       (72,878)        474,204
        Corporate debt securities                   61,349          --        (7,168)         54,181
        FNMA and FHLMC preferred stock             147,515          44       (20,080)        127,479
        Asset-backed and other securities            1,907           1            --           1,908
----------------------------------------------------------------------------------------------------
     Total other securities                        757,853          45      (100,126)        657,772
----------------------------------------------------------------------------------------------------
Total available-for-sale                        $9,468,177     $ 8,508     $(613,936)     $8,862,749
====================================================================================================
Held-to-maturity:
     Mortgage-backed securities:
        GNMA pass-through certificates          $    4,247     $   220     $      (1)     $    4,466
        FHLMC pass-through certificates             45,287         719           (42)         45,964
        FNMA pass-through certificates              13,083          16          (648)         12,451
        REMICs and CMOs:
          Agency issuance                          667,249       1,308        (6,390)        662,167
          Non agency issuance                      352,395         121        (6,313)        346,203
----------------------------------------------------------------------------------------------------
     Total mortgage-backed securities            1,082,261       2,384       (13,394)      1,071,251
----------------------------------------------------------------------------------------------------
     Other securities:
        Obligations of the U.S. Government
          and agencies                             772,584      17,384       (62,684)        727,284
        Obligations of states and political
          subdivisions                              45,112          --           (40)         45,072
----------------------------------------------------------------------------------------------------
     Total other securities                        817,696      17,384       (62,724)        772,356
----------------------------------------------------------------------------------------------------
Total held-to-maturity                          $1,899,957     $19,768     $ (76,118)     $1,843,607
====================================================================================================


Sales of securities from the available-for-sale portfolio are summarized as follows:

                               YEAR ENDED DECEMBER 31,
                        ------------------------------------
(In Thousands)             2000        1999           1998
------------------------------------------------------------
Proceeds from sales     $     --     $170,119     $1,811,686
Gross gains                   --        1,017         16,353
Gross losses                  --          278          5,377

The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, excluding mortgage-backed securities, are shown on page 79. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties. As of December 31, 2000, the amortized cost of the callable securities in our portfolio totaled $1.40 billion of which $1.32 billion are callable within one year and at various other times thereafter.

                         ASTORIA FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                        AT DECEMBER 31, 2000
                                                     ----------------------------
                                                                       ESTIMATED
                                                     AMORTIZED            FAIR
(In Thousands)                                         COST               VALUE
---------------------------------------------------------------------------------

Available-for-sale:
   Due in one year or less ..............            $    500            $    500
   Due after one year through five years                    1                   1
   Due after five years through ten years              55,955              54,825
   Due after ten years ..................             541,097             502,822
---------------------------------------------------------------------------------
Total available-for-sale ................            $597,553            $558,148
==================================================================================
Held-to-maturity:
   Due in one year or less ..............            $ 14,999            $ 15,000
   Due after one year through five years                1,890               1,870
   Due after ten years ..................             831,773             813,609
---------------------------------------------------------------------------------
Total held-to-maturity ..................            $848,662            $830,479
==================================================================================

The balance of accrued interest receivable for mortgage-backed securities totaled $43.1 million at December 31, 2000 and $51.8 million at December 31, 1999. The balance of accrued interest receivable for other securities totaled $7.7 million at December 31, 2000 and $7.4 million at December 31, 1999.

(5) LOANS RECEIVABLE, NET AND MORTGAGE LOAN SERVICING

Loans receivable, net, are summarized as follows:

                                                                       AT DECEMBER 31,
                                                          -------------------------------------------
(In Thousands)                                                   2000                     1999
-----------------------------------------------------------------------------------------------------
Mortgage loans:
       Secured by one-to-four family residences .            $  9,850,390             $  9,006,894
       Secured by multi-family properties                         801,917                  615,438
       Secured by commercial properties                           514,810                  433,035
-----------------------------------------------------------------------------------------------------
                                                               11,167,117               10,055,367
              Net deferred loan origination costs                   6,905                    2,957
              Net unamortized premium                              65,119                   54,892
-----------------------------------------------------------------------------------------------------
Total mortgage loans                                           11,239,141               10,113,216
-----------------------------------------------------------------------------------------------------
Consumer and other loans:
     Home equity                                                  133,748                  116,726
     Passbook                                                       8,710                    7,481
      Other                                                        42,252                   50,697
-----------------------------------------------------------------------------------------------------
                                                                  184,710                  174,904
              Net deferred loan origination costs                     486                      816
              Net unamortized premium                                 112                      138
-----------------------------------------------------------------------------------------------------
Total consumer and other loans                                    185,308                  175,858
-----------------------------------------------------------------------------------------------------
Total loans                                                    11,424,449               10,289,074
       Allowance for loan losses                                  (79,931)                 (76,578)
-----------------------------------------------------------------------------------------------------
Loans receivable, net                                        $ 11,344,518             $ 10,212,496
=====================================================================================================

Accrued interest receivable on all loans totaled $58.6 million at December 31, 2000 and $47.0 million at December 31, 1999.

Included in loans receivable were non-accrual loans totaling $35.2 million at December 31, 2000 and $50.5 million at December 31, 1999. If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.9 million for the year ended December 31, 2000, $3.8 million for the year ended December 31, 1999 and $6.8 million for the year ended December 31, 1998. This compares to actual payments recorded as interest income, with respect to such loans, of $1.6 million for the year ended December 31, 2000, $1.9 million for the year ended December 31, 1999 and $1.6 million for the year ended December 31, 1998.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Loans we individually review for impairment are limited to multi-family mortgage loans, commercial mortgage loans, loans modified in a troubled debt restructuring and selected large one-to-four family residential mortgage loans. Examples of measurement techniques we utilize in determining the book value of an impaired loan include the market price of the loan, if one exists, the estimated fair value of the collateral and the present value of expected future cash flows.

The following table summarizes information regarding our impaired mortgage loans:

                                                  AT DECEMBER 31, 2000
                                         --------------------------------------
                                                       ALLOWANCE
                                          RECORDED     FOR LOAN        NET
(In Thousands)                           INVESTMENT     LOSSES      INVESTMENT
-------------------------------------------------------------------------------
One-to-four family:
  With a related allowance                  $ 1,791    $  (341)      $ 1,450
  Without a related allowance                 2,813          -         2,813
-------------------------------------------------------------------------------
Total one-to-four family                      4,604       (341)        4,263
-------------------------------------------------------------------------------
Commercial and multi-family:
  With a related allowance                   11,801     (1,747)       10,054
  Without a related allowance                 1,034          -         1,034
-------------------------------------------------------------------------------
Total commercial and multi-family            12,835     (1,747)       11,088
-------------------------------------------------------------------------------
Total impaired mortgage loans               $17,439    $(2,088)      $15,351
===============================================================================

                                                 AT DECEMBER 31, 1999
                                      -----------------------------------------
                                                      ALLOWANCE
                                       RECORDED        FOR LOAN         NET
(In Thousands)                        INVESTMENT        LOSSES       INVESTMENT
--------------------------------------------------------------------------------
One-to-four family:
  With a related allowance              $ 1,856       $   (351)        $ 1,505
  Without a related allowance             4,648              -           4,648
--------------------------------------------------------------------------------
Total one-to-four family                  6,504           (351)          6,153
--------------------------------------------------------------------------------
Commercial and multi-family:
  With a related allowance               17,217         (2,315)         14,902
  Without a related allowance               624              -             624
--------------------------------------------------------------------------------
Total commercial and multi-family        17,841         (2,315)         15,526
--------------------------------------------------------------------------------
Total impaired mortgage loans           $24,345       $ (2,666)        $21,679
================================================================================

Our average recorded investment in impaired loans was $21.4 million for the year ended December 31, 2000, $25.5 million for the year ended December 31, 1999 and $25.1 million for the year ended December 31, 1998. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.3 million for the year ended December 31, 2000, $1.7 million for the year ended December 31, 1999 and $2.3 million for the year ended December 31, 1998.

Mortgage Loan Servicing

We service for investors mortgage loans with aggregate unpaid principal balances of $3.93 billion at December 31, 2000 and $4.41 billion at December 31, 1999, which are not reflected in the accompanying consolidated statements of financial condition. The right to service loans for others is generally obtained by either the sale of loans with servicing retained or the open market purchase of MSRs.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


MSRs activity is summarized as follows:


                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
(In Thousands)                                      2000      1999      1998
--------------------------------------------------------------------------------
Balance at beginning of year                      $49,008   $53,338   $ 41,839
    Capitalized MSRs                                1,100     3,919     22,217
    Amortization of MSRs                           (6,576)   (8,249)   (13,218)
    Adjustment to conform fiscal year
      of Long Island Bancorp, Inc. to
      Astoria Financial Corporation                     -         -      2,500
--------------------------------------------------------------------------------
                                                   43,532    49,008     53,338
  Less: Valuation allowance for MSRs                2,570       639      3,101
--------------------------------------------------------------------------------
Balance at end of year                            $40,962   $48,369   $ 50,237
================================================================================

Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. MSRs are amortized as a reduction to loan servicing fee income on a level-yield basis over the estimated remaining life of the underlying mortgage loans. MSRs are carried at cost and impairment, if any, is recognized through a valuation allowance.

Loan servicing income is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
 (In Thousands)                                   2000      1999      1998
------------------------------------------------------------------------------
Servicing fees                                   $17,142   $21,164   $21,431
Amortization of MSRs                              (6,576)   (8,249)  (13,218)
(Provision for) recovery of valuation
  allowance for MSRs                              (1,931)    2,462    (3,051)
------------------------------------------------------------------------------
Total servicing income                           $ 8,635   $15,377   $ 5,162
==============================================================================

(6) ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
(In Thousands)                                   2000         1999       1998
--------------------------------------------------------------------------------
Balance at beginning of year                    $76,578     $74,403    $ 73,920
Provision charged to operations                   4,014       4,119      15,380
Charge-offs (net of recoveries of $1,988
  $4,765 and $4,409, respectively)                 (661)     (1,944)    (14,751)
Adjustment to conform fiscal year of
  Long Island Bancorp, Inc. to Astoria
  Financial Corporation                               -           -        (146)
--------------------------------------------------------------------------------
Balance at end of year                          $79,931     $76,578    $ 74,403
==============================================================================

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(7) DEPOSITS


Deposits are summarized as follows:

                                                                      AT DECEMBER 31,
                                   -------------------------------------------------------------------------------------
                                                    2000                                          1999
                                   -------------------------------------------------------------------------------------
                                   WEIGHTED                                      WEIGHTED
                                   AVERAGE                                       AVERAGE
(Dollars in Thousands)               RATE            BALANCE       PERCENT         RATE          BALANCE        PERCENT
------------------------------------------------------------------------------------------------------------------------
Core deposits:
  Savings                             2.00%       $ 2,434,387        24.17%        2.00%       $2,581,442        27.02%
  Money market                        5.12          1,482,615        14.72         4.82         1,165,734        12.20
  NOW and money manager               1.00            579,031         5.75         1.00           531,131         5.56
  Non-interest bearing NOW
    and money manager                    -            425,919         4.23            -           346,584         3.63
                                                  -----------       ------                     ----------       ------
Total core deposits                                 4,921,952        48.87                      4,624,891        48.41
Certificates of deposit               5.85          5,149,735        51.13         5.34         4,929,643        51.59
                                                  -----------       ------                     ----------       ------
Total deposits                                    $10,071,687       100.00%                    $9,554,534       100.00%
                                                  ===========       ======                     ==========       ======

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $743.3 million at December 31, 2000 and $602.3 million at December 31, 1999. Broker certificates of deposit totaling $17.7 million were included in deposits at December 31, 2000. There were no broker certificates of deposit at December 31, 1999.

At December 31, 2000 and 1999, scheduled maturities of certificates of deposit are as follows:

                                                                            AT DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                                          2000                                             1999
                                        --------------------------------------------------------------------------------------------
                                        WEIGHTED                                         WEIGHTED
                                        AVERAGE                                          AVERAGE
(Dollars in Thousands)                    RATE           BALANCE           PERCENT         RATE           BALANCE           PERCENT
------------------------------------------------------------------------------------------------------------------------------------
One year or less                          5.48%         $3,055,126          59.32%         5.05%         $3,070,678          62.29%
Greater than one year
  through three years                     6.19           1,252,228          24.32          5.72           1,430,543          29.02
Greater than three years                  6.69             842,381          16.36          6.13             428,422           8.69
                                                        ----------         ------                        ----------         ------
Total certificates of deposit                           $5,149,735         100.00%                       $4,929,643         100.00%
                                                        ==========         ======                        ==========         ======

Interest expense on deposits for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------
(In Thousands)                               2000           1999         1998
--------------------------------------------------------------------------------
Savings                                   $ 51,112       $ 54,341     $ 72,243
Money market                                71,290         45,316       32,108
NOW and money manager                        5,439          5,110        6,337
Certificates of deposit                    282,260        258,389      288,914
--------------------------------------------------------------------------------
Total interest expense on deposits        $410,101       $363,156     $399,602
================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8) BORROWED FUNDS

Borrowed funds are summarized as follows:

                                                  AT DECEMBER 31,
                                   ---------------------------------------------
                                            2000                   1999
                                   ---------------------------------------------
                                                WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE
(Dollars in Thousands)               AMOUNT        RATE     AMOUNT        RATE
--------------------------------------------------------------------------------
Reverse repurchase agreements      $ 7,785,000    5.68%   $ 9,276,800    5.24%
Advances from the FHLB-NY, net       1,910,000    5.79      1,610,058    5.25
Other borrowings, net                  502,371    6.91        514,663    6.86
                                   -----------            -----------
Total borrowed funds, net          $10,197,371    5.76%   $11,401,521    5.31%
                                   ===========            ===========

Reverse Repurchase Agreements

At December 31, 2000 and 1999, all of the outstanding reverse repurchase agreements had original contractual maturities between one and ten years, with the exception of one agreement outstanding at December 31, 1999 for $100.0 million with an original contractual maturity of 40 days. All of the outstanding agreements were secured by U.S. Treasury securities, U.S. Government agency securities or mortgage-backed securities. The following is a summary of information relating to these agreements:

                                                                                       AT OR FOR THE YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                -------------------------------------
(Dollars in Thousands)                                                             2000                       1999
---------------------------------------------------------------------------------------------------------------------
Book value (amortized cost) of collateral (including
  accrued interest):
  U.S. Treasury securities                                                      $     --                  $    32,453
  U.S. Government agency securities                                              1,174,327                  1,060,801
  Mortgage-backed securities                                                     7,431,824                  9,407,792
Fair value of collateral (including accrued interest):
  U.S. Treasury securities                                                            --                       32,392
  U.S. Government agency securities                                              1,130,365                    963,754
  Mortgage-backed securities                                                     7,281,535                  8,899,901
Average balance of outstanding agreements during the year                        8,280,005                  9,561,718
Maximum balance of outstanding agreements at any month
  end during the year                                                            8,986,800                 10,026,800
Average interest rate for the year                                                    5.41%                      5.17%

Reverse repurchase agreements at December 31, 2000 have contractual maturities as follows:

          YEAR                           AMOUNT
          ----                           ------
                                    (In Thousands)
          2002                        $1,100,000
          2003                         1,150,000
          2004                         3,155,000
          2005                           200,000
          2007 and after               2,180,000

At December 31, 2000, $3.48 billion of such reverse repurchase agreements are callable in 2001 and $1.76 billion are callable in 2002.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Federal Home Loan Bank of New York, or FHLB-NY, Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed securities and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. The following is a summary of information relating to these advances:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                    ----------------------------
(Dollars in Thousands)                                 2000             1999
--------------------------------------------------------------------------------
Average balance of outstanding advances during
  the year                                          $1,911,928       $1,265,968
Maximum balance of outstanding advances at any
  month end during the year                          2,110,010        1,610,058
Average interest rate for the year                        5.70%            5.00%

FHLB-NY advances at December 31, 2000 have contractual maturities as follows:

          YEAR                                               AMOUNT
          ----                                               ------
                                                        (In Thousands)
          2001                                             $200,000
          2002                                              500,000
          2003                                              850,000
          2004                                              260,000
          2005                                              100,000

At December 31, 2000, $650.0 million of such advances are callable in 2001 and $250.0 million are callable in 2002.

At December 31, 2000, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily.

Other Borrowings

A funding note was issued during the year ended December 31, 1996 in the amount of $181.4 million and is collateralized by a pool of adjustable rate residential mortgage loans. The interest on the funding note changes monthly and is subject to a maximum rate of 11% through June 2001. Thereafter, the interest on the funding note is subject to further adjustments. We have the option to redeem the funding note after June 2001 or when the principal balance of the collateral pool is less than $13.5 million. At December 31, 2000, the outstanding principal balance of the funding note collateral pool was $101.6 million. The outstanding balance of the funding note was $13.1 million at December 31, 2000 and $25.4 million at December 31, 1999.

During the year ended December 31, 1998, we issued a three-year medium-term note in the amount of $150.0 million which matures in April 2001. During the year ended December 31, 1997, we issued a five year medium-term note in the amount of $300.0 million which matures in June 2002. The outstanding balance of the medium-term notes, net, was $449.8 million at December 31, 2000 and $449.7 million at December 31, 1999.

In December 2000, we renewed $40.0 million of short-term financing with an interest rate equal to the six-month LIBOR plus 250 basis points which matures on June 22, 2001. This short-term financing is collateralized by a pledge of the notes held by us from our ESOP. The outstanding balance on the short-term financing, net of deferred costs, was $39.5 million at December 31, 2000 and $39.6 million at December 31, 1999.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Interest expense on borrowed funds is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
(In Thousands)                                 2000         1999         1998
--------------------------------------------------------------------------------
Reverse repurchase agreements                $455,250     $500,948     $322,647
Advances from the FHLB-NY                     109,683       64,090       21,820
Other borrowings                               35,884       27,137       31,396
--------------------------------------------------------------------------------
Total interest expense on borrowed funds     $600,817     $592,175     $375,863
================================================================================

(9) GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as the Series A Capital Securities. Effective April 26, 2000, $120.0 million aggregate liquidation amount of the Series A Capital Securities were exchanged for a like amount of 9.75% Capital Securities due November 1, 2029, Series B, also issued by Astoria Capital Trust I, referred to as the Series B Capital Securities. The Series A Capital Securities and Series B Capital Securities have substantially identical terms except that the Series B Capital Securities have been registered with the Securities and Exchange Commission. Together they are referred to as the Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $128.9 million of our 9.75% Junior Subordinated Debentures due November 1, 2029 (which aggregate amount is equal to the aggregate liquidation amount of the Capital Securities and common securities), referred to as Junior Subordinated Debentures. The sole assets of Astoria Capital Trust I are the Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity.

The balance outstanding on the Capital Securities was $125.0 million at December 31, 2000 and 1999. The costs associated with the Capital Securities issuance have been capitalized and are being amortized over a period of ten years. Distributions on the Capital Securities are payable semi-annually, on May 1 and November 1, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."

(10) STOCKHOLDERS' EQUITY

At the time of its conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association, Astoria Federal established a liquidation account with a balance equal to the retained earnings reflected in its June 30, 1993 statement of financial condition. As part of the acquisitions of LIB, The Greater New York Savings Bank, FSB, or The Greater, and Fidelity New York, FSB, or Fidelity, Astoria Federal established liquidation accounts equal to the account balances previously maintained by these acquired institutions for eligible account holders. These liquidation accounts are reduced annually to the extent that eligible account holders reduce their qualifying deposits. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the current adjusted qualifying balances for accounts then held.

In connection with the acquisition of The Greater, we issued 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or the Series B Preferred Stock. The Series B Preferred Stock, which has a par value of $1.00 per share and a liquidation preference of $25.00 per share, may be redeemed at our option, in whole or in part, on or after October 1, 2003, at an initial price of $27.25 per share and declining ratably to $25.00 per share on October 1, 2013. Dividends on the Series B Preferred Stock are not cumulative but, if declared by us, are payable quarterly.

During the year ended December 31, 2000, we completed our sixth stock repurchase plan, which was approved by our Board of Directors on April 21, 1999 and authorized the purchase, at management's discretion, of up to 10% of our common stock then outstanding, or 5,528,000 shares. On August 16, 2000, our Board of Directors approved our

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


seventh stock repurchase plan authorizing the purchase, at management's discretion, of 5,000,000 shares, or approximately 10% of our common stock then outstanding over a two year period in open-market or privately negotiated transactions. Under these plans, we repurchased 2,607,946 shares of our common stock during 2000, of which 1,365,500 shares were acquired pursuant to our seventh stock repurchase plan, at an aggregate cost of $84.6 million.

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, which became effective on December 1, 1995, 300,000 shares of authorized and unissued shares are reserved for use by the Plan, should the need arise. To date all shares required by the Plan have been acquired in open market purchases.

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

(11) INTEREST RATE SWAPS

Interest Rate Swaps

During the year ended December 31, 1998, we entered into three interest rate swap agreements aggregating $450.0 million (contractual notional principal). The swap agreements effectively converted the medium-term fixed rate borrowings into floating rate borrowings. The following table details the terms of the swap agreements at December 31, 2000:

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

The above agreements are callable in 2001 and at various other times thereafter. Interest expense on borrowed funds decreased $1.0 million for the year ended December 31, 2000 and $6.5 million for the year ended December 31, 1999 as a result of these swaps. As of December 31, 2000, the interest rate swaps had a gross unrealized loss of $1.8 million which was fully collateralized by U.S. Treasury Notes and FNMA pass-through certificates which had a book value and market value of $10.4 million.

(12) COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2000, we were obligated under various non-cancelable operating leases on buildings and land used for office space and banking purposes through 2043. These operating leases contain escalation clauses which provide for increased rental expense based primarily on increases in real estate taxes and cost-of living indices. Rent expense under these operating leases was $5.1 million for the year ended December 31, 2000, $6.7 million for the year ended December 31, 1999 and $9.1 million for the year ended December 31, 1998.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The minimum rental payments under the terms of the non-cancelable operating leases as of December 31, 2000 are summarized below:

        YEARS ENDING
        DECEMBER 31,                                  AMOUNT
        --------------------------------------------------------
                                                  (In Thousands)
            2001                                     $ 5,997
            2002                                       5,936
            2003                                       5,922
            2004                                       5,702
            2005 and after                            56,956
        --------------------------------------------------------
                                                     $80,513
        ========================================================

Outstanding Commitments

We had outstanding commitments as follows:

                                                             AT DECEMBER 31,
                                                          ----------------------
(In Thousands)                                              2000        1999
--------------------------------------------------------------------------------
Mortgage loans - commitments to extend credit             $348,744    $352,267
Mortgage loans - commitments to purchase                    58,275      24,162
Home equity loans - unused lines of credit                  95,282      74,175
Consumer and commercial loans - unused lines of credit      96,147      95,028
Commitments to sell loans                                   18,926      18,011

We use the same credit policies and underwriting standards in making loan commitments and extending lines of credit (off balance sheet financial instruments) as we do for on balance sheet financial instruments. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case-by-case basis.

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans sold in past years. The principal balance of loans sold with recourse amounted to $912.4 million at December 31, 2000 and $917.4 million at December 31, 1999. Although we do not believe that our recourse obligations subject us to risk of material loss in the future, we have established recourse reserves totaling $811,000 at December 31, 2000 and 1999.

We have two collateralized repurchase obligations due to the sale of certain long-term fixed-rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $55.6 million at December 31, 2000 and $57.1 million at December 31, 1999. Various agency mortgage-backed securities, with a book value of $81.8 million and a market value of $81.9 million at December 31, 2000, have been pledged as collateral.

Litigation

Certain claims, suits, complaints and investigations arising in the ordinary course of business, have been filed or are pending. In our opinion, after consultation with legal counsel, our financial position, operating results and liquidity will not be materially affected by the outcome of such legal proceedings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(13) INCOME TAXES

We file a consolidated federal income tax return on a calendar-year basis. Prior to the enactment of the Small Business Job Protection Act of 1996, or the 1996 Act, thrift institutions such as Astoria Federal, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted, for federal income tax purposes, to establish tax reserves for bad debts. Such thrift institutions were also permitted to make annual additions to the reserve, to be deducted in arriving at taxable income within specified limitations. Similar deductions for additions to Astoria Federal's bad debt reserve were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax regulations.

Under the 1996 Act, Astoria Federal is unable to make additions to the tax bad debt reserve, but is permitted to deduct bad debts as they occur. Additionally, the 1996 Act required institutions to recapture over a six-year period, beginning with Astoria Federal's taxable year commencing January 1, 1996, the excess, if any, of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years, beginning January 1, 1996, in which Astoria Federal originates a minimum amount of certain residential loans during such years that are not less than the average of the principal amounts of such loans made by Astoria Federal during its six taxable years preceding January 1, 1996. Astoria Federal's tax bad debt reserves at December 31, 1995 exceeded its December 31, 1987 reserves. The remaining balance at December 31, 2000, to be recaptured into taxable income is $923,000.

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

Retained earnings at December 31, 2000 and 1999 included base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of earnings and profits, (2) redeems its stock, or (3) liquidates.

Income tax expense attributable to income before extraordinary item for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
(In Thousands)                                       2000      1999      1998
--------------------------------------------------------------------------------
Current
  Federal                                          $ 99,248  $120,980  $ 56,011
  State and local                                     4,010    26,835    10,042
--------------------------------------------------------------------------------
Total current                                       103,258   147,815    66,053
--------------------------------------------------------------------------------
Deferred
  Federal                                            21,115    14,547    (2,342)
  State and local                                     9,773     1,402    (1,886)
--------------------------------------------------------------------------------
Total deferred                                       30,888    15,949    (4,228)
--------------------------------------------------------------------------------
Total income tax expense attributable to income
  before extraordinary item                        $134,146  $163,764  $ 61,825
================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The total income tax expense differed from the amounts computed by applying the federal income tax rate to income before extraordinary item for the years ended December 31, 2000, 1999 and 1998 as a result of the following:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------------
  (In Thousands)                                                       2000                 1999                  1998
------------------------------------------------------------------------------------------------------------------------
  Expected income tax expense at statutory federal rate             $ 122,742            $ 139,799             $  41,128
  State and local taxes, net of federal tax benefit                     5,407               19,314                 5,301
  Amortization of goodwill                                              6,677                6,698                 6,677
  Acquisition costs                                                        --                   --                 8,400
  Non-deductible expense of ESOP                                          560                2,185                 3,645
  Tax exempt income                                                    (1,577)              (1,063)               (1,090)
  Reversal of deferred tax valuation allowance                             --               (1,477)                 (592)
  Other, net                                                              337               (1,692)               (1,644)
------------------------------------------------------------------------------------------------------------------------
  Total income tax expense attributable to income
    before extraordinary item                                       $ 134,146            $ 163,764             $  61,825
========================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                           AT DECEMBER 31,
                                                     --------------------------
(In Thousands)                                          2000            1999
-------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforward                    $  27,558       $  32,606
  Allowances and tax reserves                           34,298          37,900
  Compensation and benefits                             16,040          19,911
  Tax credits                                            3,129           3,129
  Mark-to-market - IRC Section 475                       2,579           2,721
  Unrealized loss on securities available-for-sale      88,601         261,451
  Accrued acquisition related expenses                   2,996          11,620
  Other                                                  1,335           3,224
-------------------------------------------------------------------------------
Total gross deferred tax assets                        176,536         372,562
Valuation allowance                                     (9,537)         (9,537)
-------------------------------------------------------------------------------
Deferred tax assets                                    166,999         363,025
-------------------------------------------------------------------------------
Deferred tax liabilities:
  Book premiums in excess of tax                        (7,807)         (7,786)
  Mortgage loans                                       (13,680)         (7,833)
  Premises and equipment                               (11,736)        (11,705)
  Basis difference in home equity investment            (1,472)         (1,468)
  Mortgage servicing rights                             (9,836)         (6,306)
  Other                                                   (313)         (1,660)
-------------------------------------------------------------------------------
Total gross deferred tax liabilities                   (44,844)        (36,758)
-------------------------------------------------------------------------------
Net deferred tax assets                              $ 122,155       $ 326,267
================================================================================

The valuation allowance for deferred tax assets of $9.5 million at December 31, 2000 relates primarily to the portion of the tax reserves which may not be realized for New York State and New York City tax purposes. At December 31, 2000, we had alternative minimum tax credit carryforwards for federal tax purposes of approximately $3.1 million. Federal income tax net operating loss carryforwards of approximately $78.7 million will expire in the year 2012.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(14) EARNINGS PER COMMON SHARE

The following table is a reconciliation of basic and diluted EPS:

                                                                  YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------------------------------
                                       2000                               1999                                1998
                         ----------------------------------------------------------------------------------------------------------
(IN THOUSANDS,                       AVERAGE      PER-SHARE             AVERAGE       PER-SHARE             AVERAGE       PER-SHARE
EXCEPT SHARE DATA)        INCOME      SHARES        AMOUNT    INCOME     SHARES         AMOUNT    INCOME     SHARES         AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Income before extra-
  ordinary item(1)       $216,549                            $235,670                            $ 55,685
Less: preferred stock
  dividends                 6,000                               6,000                               6,000
                         --------                            --------                            --------
Basic EPS:
Income available to
  common stockholders     210,549  47,952,856       $ 4.39    229,670  51,351,355       $ 4.47     49,685  50,801,598      $ 0.98
                                                    ======                              ======                             ======
Effect of dilutive
  securities:
  Options                             764,483(2)                        1,155,607(3)                        2,084,593(4)
                                   ----------                           ---------                           ---------
Diluted EPS:
Income available to
  common stockholders
  plus assumed
  conversions            $210,549  48,717,339       $ 4.32   $229,670  52,506,962       $ 4.37   $ 49,685  52,886,191      $ 0.94
                         ========  ==========       ======   ========  ==========       ======   ========  ==========      ======

(1)    Extraordinary item applies to the year ended December 31, 1998 only.

(2) Options to purchase 1,548,102 shares of common stock at prices between $32.25 per share and $59.75 per share were outstanding as of December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2000.

(3) Options to purchase 799,752 shares of common stock at prices between $42.13 per share and $59.75 per share were outstanding as of December 31, 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 1999.

(4) Options to purchase 300,152 shares of common stock at prices between $50.88 per share and $59.75 per share were outstanding as of December 31, 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 1998.


(15) COMPREHENSIVE INCOME

The components of comprehensive income, other than net income, are as follows:

                                                                         YEAR ENDED DECEMBER 31, 2000
                                                                  -----------------------------------------
                                                                  BEFORE-TAX        TAX          NET-OF-TAX
(In Thousands)                                                      AMOUNT        EXPENSE          AMOUNT
-----------------------------------------------------------------------------------------------------------
Unrealized gains arising during period                            $ 396,251      $(173,096)      $ 223,155
Reclassification adjustment for gains included in net income             --             --              --
                                                                  ---------      ---------       ---------
Net unrealized gains on securities                                $ 396,251      $(173,096)      $ 223,155
                                                                  =========      =========       =========

                                                                         YEAR ENDED DECEMBER 31, 1999
                                                                  -----------------------------------------
                                                                  BEFORE-TAX         TAX         NET-OF-TAX
(In Thousands)                                                      AMOUNT         BENEFIT         AMOUNT
-----------------------------------------------------------------------------------------------------------
Unrealized losses arising during period                           $(578,921)      $ 249,709      $(329,212)
Reclassification adjustment for gains included in net income           (739)            319           (420)
                                                                  ---------       ---------      ---------
Net unrealized losses on securities                               $(579,660)      $ 250,028      $(329,632)
                                                                  =========       =========      =========

                                                                         YEAR ENDED DECEMBER 31, 1998
                                                                  -----------------------------------------
                                                                  BEFORE-TAX         TAX         NET-OF-TAX
(In Thousands)                                                      AMOUNT         BENEFIT         AMOUNT
-----------------------------------------------------------------------------------------------------------
Unrealized losses arising during period                           $ (50,640)      $  21,916      $ (28,724)
Reclassification adjustment for gains included in net income        (10,976)          4,772         (6,204)
                                                                  ---------       ---------      ---------
Net unrealized losses on securities                               $ (61,616)      $  26,688      $ (34,928)
                                                                  =========       =========      =========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(16) BENEFIT PLANS

Pension Plans and Other Postretirement Benefits

The following tables set forth the changes in our defined benefit pension plans' and postretirement plans' accumulated benefit obligations, fair values of plan assets and funded status as of December 31, 2000 and 1999:

                                                                           AT DECEMBER 31,
                                                      ---------------------------------------------------------
                                                                                        OTHER POSTRETIREMENT
                                                          PENSION BENEFITS                    BENEFITS
(In Thousands)                                          2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year             $ 118,677       $ 130,130       $  12,436       $  18,585
      Service cost                                        1,674           2,033             201             204
      Interest cost                                       8,661           8,456             915             884
      Amendments                                             --             539              --              --
      Actuarial loss (gain)                               5,634         (14,205)            225          (5,985)
      Benefits paid                                      (8,109)         (8,276)         (1,211)         (1,252)
                                                      ---------       ---------       ---------       ---------
  Benefit obligation at end of year                   $ 126,537       $ 118,677       $  12,566       $  12,436
                                                      =========       =========       =========       =========

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year      $ 175,236       $ 160,683       $      --       $      --
      Actual return on plan assets                        2,951          22,480              --              --
      Employer contribution                                 709             349           1,211           1,252
      Benefits paid                                      (8,109)         (8,276)         (1,211)         (1,252)
                                                      ---------       ---------       ---------       ---------
  Fair value of plan assets at end of year            $ 170,787       $ 175,236       $      --       $      --
                                                      =========       =========       =========       =========

Funded status                                         $  44,250       $  56,558       $ (12,566)      $ (12,436)
Unrecognized net actuarial gain                         (20,835)        (39,387)         (7,603)         (8,370)
Unrecognized prior service benefit                          957             433             287             328
Unrecognized transition asset                              (347)           (451)             --              --
                                                      ---------       ---------       ---------       ---------
Net amount recognized                                 $  24,025       $  17,153       $ (19,882)      $ (20,478)
                                                      =========       =========       =========       =========

Amounts recognized in the consolidated
  statements of financial condition consist of:
Prepaid benefit cost                                  $  36,303       $  28,651       $      --       $      --
Accrued benefit liability                               (12,278)        (11,521)        (19,882)        (20,478)
Intangible asset                                             --              23              --              --
                                                      ---------       ---------       ---------       ---------
Net amount recognized                                 $  24,025       $  17,153       $ (19,882)      $ (20,478)
                                                      =========       =========       =========       =========


                                                                   EXPECTED RETURN            RATE OF
 WEIGHTED-AVERAGE ASSUMPTIONS                    DISCOUNT RATE     ON PLAN ASSETS      COMPENSATION INCREASE
                                                ---------------    ---------------     ---------------------
  ON PENSION BENEFIT PLANS:                     2000       1999    2000      1999         2000       1999
                                                ----       ----    ----      ----         ----       ----
Astoria Federal Pension Plan                    7.50%      7.75%   8.00%     8.00%        5.00%      5.00%
Astoria Federal Excess Benefit and
  Supplemental Benefit Plans                    6.00       6.00     N/A       N/A         8.00       8.00
Astoria Federal Directors' Retirement Plan      6.00       6.00     N/A       N/A         4.00       4.00
The Greater Directors' Retirement Plan          6.00       6.00     N/A       N/A          N/A        N/A
LIB Directors' Retirement Plan                  6.00       6.00     N/A       N/A          N/A        N/A

  WEIGHTED-AVERAGE ASSUMPTIONS ON               DISCOUNT RATE
    OTHER POSTRETIREMENT BENEFIT PLAN:          -------------
                                                2000     1999
                                                ----     ----
  Astoria Federal Retiree Health Care Plan      7.50%    7.75%

For measurement purposes for the Astoria Federal Retiree Health Care Plan, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 6% for 2002 and remain at that level thereafter.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The components of net periodic (benefit) costs are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------
                                                                                                      OTHER POSTRETIREMENT
                                                              PENSION BENEFITS                              BENEFITS
                                                  --------------------------------------     --------------------------------------
(In Thousands)                                      2000           1999           1998         2000           1999           1998
----------------------------------------------------------------------------------------     --------------------------------------
Service cost                                      $  1,674       $  2,033       $  2,669     $    201       $    204       $    434
Interest cost                                        8,661          8,456          7,722          915            884          1,094
Expected return on plan assets                     (13,676)       (12,570)       (11,400)          --             --             --
Amortization of prior service (cost) benefit          (525)          (525)          (691)          41             40             10
Recognized net actuarial gain                       (2,193)           (66)          (774)        (541)          (453)          (171)
Amortization of transition asset                      (104)          (104)          (104)          --             --             --
                                                  --------       --------       --------     --------       --------       --------
Net periodic (benefit) cost                         (6,163)        (2,776)        (2,578)         616            675          1,367
                                                  --------       --------       --------     --------       --------       --------
Curtailment gain                                        --             --         (1,875)          --             --           (136)
Special termination benefit cost                        --             --          4,903           --             --          1,994
                                                  --------       --------       --------     --------       --------       --------
Total (benefit) cost                              $ (6,163)      $ (2,776)      $    450     $    616       $    675       $  3,225
                                                  ========       ========       ========     ========       ========       ========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                     ONE PERCENTAGE          ONE PERCENTAGE
(In Thousands)                                                       POINT INCREASE          POINT DECREASE
-----------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components                      $  59                 $  (49)
Effect on the postretirement benefit obligation                             491                   (430)

Included in the tables of Pension Benefits on page 91 and above are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors' Retirement Plan, The Greater Directors' Retirement Plan and the LIB Directors' Retirement Plan which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans as of December 31, 2000 and December 31, 1999 were:

                                                           AT DECEMBER 31,
                                                     ---------------------------
(In Thousands)                                         2000              1999
--------------------------------------------------------------------------------
Projected benefit obligation                         $13,877           $13,255
Accumulated benefit obligation                         9,804             9,197

Incentive Savings Plan

Astoria Federal maintains a 401(K) incentive savings plan, or the 401(K) Plan, which provides for contributions by both Astoria Federal and its participating employees. Following the LIB Acquisition, the LISB 401(K) incentive savings plan was merged into the 401(K) Plan during the year ended December 31, 2000. Under the 401(K) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 10% of their pre-tax base salary, not to exceed $10,500 for the calendar year ending December 31, 2000. Matching contributions, if any, may be made at the discretion of Astoria Federal. No such contributions were made for 2000, 1999 and 1998. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plans and Trusts

Astoria Federal maintains an Employee Stock Ownership Plan, or AFS ESOP, for its eligible employees, which is also a defined contribution pension plan. To fund the purchase of 2,642,354 shares of our common stock, the AFS ESOP borrowed funds from us. Pursuant to the LIB Acquisition, we also maintained an Employee Stock Ownership Plan for former employees of LIB, or the LIB ESOP. In 1994, the LIB ESOP borrowed funds from LIB and used the proceeds to purchase 2,070,000 shares of the then LIB Common Stock. All unallocated and allocated shares from the LIB ESOP were converted to shares of our common stock at the exchange ratio of 1.15. The LIB ESOP was

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


merged into the AFS ESOP, collectively referred to as the ESOP, during the year ended December 31, 2000. The ESOP loans, which were restructured during the year ended December 31, 2000, bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds. Astoria Federal's contributions may be reduced by investment earnings realized and, prior to 2010, dividends paid on unallocated shares. Dividends paid on unallocated shares which reduced Astoria Federal's contribution to the ESOP, totaled $3.1 million for the year ended December 31, 2000 and $3.2 million for the year ended December 31, 1999. The ESOP loans had an outstanding principal balance of $38.2 million at December 31, 2000 and $39.5 million at December 31, 1999.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the restructured loans, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 175,721 for the year ended December 31, 2000, 238,857 for the year ended December 31, 1999 and 284,165 for the year ended December 31, 1998. As of December 31, 2000, 2,830,568 shares which had a fair value of $153.7 million remain unallocated. In addition to shares allocated, as a result of the ESOP merger, Astoria Federal will make an annual cash contribution to participant accounts. This cash contribution totaled $1.0 million for the year ended December 31, 2000 and will total not less than $1.2 million each year through 2009. After 2009, an annual cash contribution equal to all dividends paid on unallocated shares remaining will be made through the maturity or repayment of the loans.

We recorded compensation expense relating to the ESOP of $6.3 million for the year ended December 31, 2000, $9.8 million for the year ended December 31, 1999 and $13.6 million for the year ended December 31, 1998, which was equal to the shares allocated by the ESOP multiplied by the average estimated fair value of our common stock during the year of allocation, plus, for the year ended December 31, 2000, the cash contribution made to participant accounts.

(17) STOCK AND STOCK OPTION PLANS

In 1999, we adopted the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, or the 1999 Employee Option Plan, and the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors' Option Plan. As a result of the adoption of these option plans, all previous employee and director option plans were frozen and no further option grants will be made pursuant to those plans. The number of shares reserved for issuance under the 1999 Employee Option Plan was 2,500,000 and the number of shares reserved for issuance under the 1999 Directors' Option Plan was 175,000. In the aggregate, under all option plans and arrangements, at December 31, 2000, we had 3,828,601 options outstanding of which 2,501,801 were exercisable by directors, officers, key employees and former directors and officers of Fidelity, The Greater and LIB.

Under all option plans, the exercise price of each option granted was equal to the market price of our common stock on the grant date. Options granted under the 1999 Employee Option Plan have a maximum term of ten years and vest three years after the grant date. Under option plans involving grants to employees, all options granted immediately vest and are exercisable in the event the optionee terminates his/her employment due to death, disability, retirement or in the event we experience a change of control as defined in such plans. Under option plans involving grants to outside directors, all options granted have a maximum term of ten years and are exercisable immediately on their grant date, except options granted under the 1993 Stock Option Plan for Outside Directors, which vested over three years. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change of control, as defined by the plans.

Upon consummation of the acquisitions of Fidelity, The Greater and LIB, we converted options previously granted to certain executive officers and employees of those institutions. Options converted for these three acquisitions totaled 2,127,205 and became 100% exercisable upon the consummation of the acquisition. Also, pursuant to the three merger agreements, we granted to members of their former Boards of Directors options to acquire 112,000 shares of our common stock at the then current market prices. For all options granted to members of their former Boards of Directors, the maximum term of the options granted is ten years and the options were immediately exercisable at the grant date.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------
(In Thousands, Except Per Share Data)        2000          1999          1998
--------------------------------------------------------------------------------
Net income:
  As reported                              $216,549      $235,670      $45,048
  Pro forma                                $214,263      $234,103      $38,019

Basic earnings per common share:
  As reported                              $   4.39      $   4.47      $  0.77
  Pro forma                                $   4.34      $   4.44      $  0.63

Diluted earnings per common share:
  As reported                              $   4.32      $   4.37      $  0.74
  Pro forma                                $   4.27      $   4.34      $  0.61

Activity in our option plans is summarized as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------------------
                                                   2000                           1999                           1998
                                        -------------------------------------------------------------------------------------------
                                                         WEIGHTED                       WEIGHTED                       WEIGHTED
                                                         AVERAGE                        AVERAGE                        AVERAGE
                                                         EXERCISE                       EXERCISE                       EXERCISE
                                          SHARES          PRICE          SHARES          PRICE           SHARES           PRICE
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:        3,834,615       $ 24.69        4,640,737       $ 20.70        5,305,763       $    16.08
Granted                                    591,200         48.47          585,700         30.67          515,648            45.20
Canceled                                   (70,853)       (40.40)         (49,014)       (44.28)         (19,805)          (19.24)
Exercised                                 (526,361)       (11.32)      (1,342,808)       (12.80)      (1,287,685)          (13.26)
Adjustment to conform fiscal year
  of Long Island Bancorp, Inc. to
  Astoria Financial Corporation                 --                             --                        126,816            38.37
                                         ---------                     ----------                     ----------
Outstanding at end of year               3,828,601       $ 29.91        3,834,615       $ 24.69        4,640,737       $    20.70
                                         ---------                     ----------                     ----------
Options exercisable at end of year       2,501,801                      2,829,043                      3,726,720

Options to purchase 1,522,100 shares at December 31, 2000, 2,113,300 shares at December 31, 1999, and 109,248 shares at December 31, 1998 were available for future grants under the employee and director option plans.

The following table summarizes information about our stock options outstanding at December 31, 2000:

                                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                     ----------------------------------------------------   ---------------------------------
                         NUMBER          WEIGHTED             WEIGHTED          NUMBER           WEIGHTED
                       OF OPTIONS    AVERAGE REMAINING        AVERAGE         OF OPTIONS          AVERAGE
EXERCISE PRICES       AT 12/31/00    CONTRACTUAL LIFE      EXERCISE PRICE    AT 12/31/00       EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------
$ 3.06 to $10.00         505,904        3.04 years          $     9.28           505,904         $     9.28
 12.50                   835,540        2.88 years               12.50           835,540              12.50
 12.97 to 29.88          920,403        7.51 years               26.96           455,503              24.07
 30.16 to 45.06          679,402        7.33 years               41.55           376,702              38.72
 49.25 to 59.75          887,352        8.88 years               52.20           328,152              56.49
                       ---------                                              ----------
  3.06 to 59.75        3,828,601        6.20 years          $    29.91         2,501,801         $    23.67
                       =========                                              ==========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                     ------------------------------------
                                        2000        1999          1998
                                     ----------   ---------    ----------
Dividend yield                         2.10%        3.00%        1.25%
Expected stock price volatility       26.50        24.91        24.35
Risk-free interest rates based
   upon equivalent-term U.S.
   Treasury rates                      4.77         6.60         4.75
Expected option lives                  5.96 years   5.96 years   5.78 years



The following table summarizes the weighted average fair value of the stock options granted:

                                                              YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------------------
                                         2000                       1999                      1998
                                -----------------------     ----------------------     ----------------------
                                              Weighted                   Weighted                    Weighted
                                Options       Average       Options       Average      Options       Average
                                Granted      Fair Value     Granted     Fair Value     Granted      Fair Value
                                -------      ----------     -------     ----------     -------      ----------
Employees                       569,200                     561,700                    437,691
Outside directors                22,000                      24,000                     37,957
Other                                --                          --                     40,000
                                -------                     -------                    -------
                                591,200       $ 12.96       585,700       $  8.01      515,648        $15.06
                                =======       =======       =======       =======      =======        ======


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

Recognition and Retention Plans, or RRPs

Astoria Federal established the RRPs in 1993 as a method of providing our officers, employees and non-employee directors with a proprietary interest in us in a manner designed to encourage such persons to remain with us. Astoria Federal contributed funds to the RRPs to enable the trusts to acquire 1,322,500 shares of our common stock in the conversion and in open-market transactions following the conversion. This contribution represents deferred compensation which is initially recorded as a reduction of stockholders' equity and ratably charged to compensation expense over the vesting period of the actual stock awards. The RRPs acquired the shares at an average price of $14.44 per share. Final distributions of shares awarded under the RRPs were completed during the year ended December 31, 2000. Unallocated RRP shares totaling 946 were added to treasury stock during the year ended December 31, 2000. We recorded compensation expense relating to the RRPs of $55,000 for the year ended December 31, 2000, $145,000 for the year ended December 31, 1999 and $4.6 million for the year ended December 31, 1998.

(18) REGULATORY MATTERS

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2000, Astoria Federal was in compliance with all regulatory capital requirements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table sets forth the regulatory capital calculations for Astoria
Federal:

                                                                       AT DECEMBER 31, 2000
                                  ----------------------------------------------------------------------------------------------
                                    CAPITAL                            ACTUAL                            EXCESS
(Dollars in Thousands)            REQUIREMENT           %              CAPITAL             %              CAPITAL             %
---------------------------------------------------------------------------------------------------------------------------------
Tangible                            $334,278           1.50%         $1,500,998           6.74%         $1,166,720           5.24%
Leverage                             891,409           4.00           1,500,998           6.74             609,589           2.74
Risk-based                           784,689           8.00           1,580,929          16.12             796,240           8.12


                                                                       AT DECEMBER 31, 1999
                                  ----------------------------------------------------------------------------------------------
                                    CAPITAL                            ACTUAL                              EXCESS
(Dollars in Thousands)            REQUIREMENT           %              CAPITAL             %               CAPITAL             %
-----------------------------------------------------------------------------------------------------------------------------------
Tangible                            $345,110           1.50%         $1,376,195           5.98%          $1,031,085           4.48%
Leverage                             920,293           4.00           1,376,195           5.98              455,902           1.98
Risk-based                           757,977           8.00           1,452,773          15.33              694,796           7.33


Astoria Federal's Tier 1 risked-based capital ratio was 15.30% at December 31, 2000 and 14.52% at December 31, 1999.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Deposit Insurance Corporation shall be considered a "well capitalized" institution. As of December 31, 2000 and 1999, Astoria Federal was a "well capitalized" institution.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," or SFAS No. 107, requires disclosure of estimated fair value information for financial instruments we hold. Fair values are most commonly derived from quoted market prices available in formal trading marketplaces. In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces. Accordingly, in cases where quoted market prices are not available, fair values are derived or estimated based on a variety of valuation techniques. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table summarizes the carrying amounts and estimated fair values of our on and off balance sheet financial instruments at December 31, 2000 and 1999:

                                                                                            AT DECEMBER 31,
                                                                   ----------------------------------------------------------------
                                                                              2000                               1999
                                                                   ---------------------------        ---------------------------
                                                                   CARRYING          ESTIMATED        CARRYING          ESTIMATED
(In Thousands)                                                      AMOUNT          FAIR VALUE         AMOUNT           FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
ON BALANCE SHEET:
Financial assets:
  Federal funds sold and
    repurchase agreements                                        $   171,525       $    171,525       $   335,653      $    335,653
  Securities available-for-sale                                    7,703,222          7,703,222         8,862,749         8,862,749
  Securities held-to-maturity                                      1,712,191          1,697,417         1,899,957         1,843,607
  Federal Home Loan Bank of New York stock                           285,250            285,250           265,250           265,250
  Loans held-for-sale                                                 13,545             13,711            11,376            11,377
  Loans receivable, net                                           11,344,518         11,504,424        10,212,496        10,060,285
  Mortgage servicing rights, net                                      40,962             55,523            48,369            65,818
  Bank owned life insurance                                          251,565            251,565              --                --
Financial Liabilities:
  Deposits                                                        10,071,687         10,117,592         9,554,534         9,545,704
  Borrowed funds                                                  10,197,371         10,244,578        11,401,521        11,233,668
OFF BALANCE SHEET:
  Outstanding commitments to originate
    or purchase loans                                                407,019            407,186           376,429           376,429
  Outstanding commitments to sell loans                               18,926             18,766            18,011            18,011
  Outstanding commitments to fund unused lines of credit             197,569            197,569           169,203           169,203
  Interest rate swaps                                                   --               (1,783)             --             (14,017)
  Interest rate caps/floors                                             --                 --                  19                19

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

Loans Receivable, Net

Fair values of loans are calculated by discounting the expected future cash flows of pools of loans with similar characteristics. The loans are first segregated by type, such as one-to-four family residential, multi-family, commercial and consumer and other, and then further segregated into fixed and adjustable rate and seasoned and nonseasoned categories. Expected future cash flows are then projected based on contractual cash flows, adjusted for

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


prepayments. Prepayment estimates are based on a variety of factors including our experience with respect to each loan category, the effect of current economic and lending conditions and regional statistics for each loan category, if available. The discount rates used are based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term.

As mentioned previously, this technique of estimating fair value is extremely sensitive to the assumptions and estimates used. While we have attempted to use assumptions and estimates which are the most reflective of the loan portfolio and the current market, a greater degree of subjectivity is inherent in determining these fair values than those fair values obtained from formal trading marketplaces. As such, readers are again cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

Mortgage Servicing Rights, net

The fair value of mortgage servicing rights is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

Bank Owned Life Insurance

The fair value of bank owned life insurance approximates cash surrender value.

Deposits

The fair values of deposits with no stated maturity, such as savings accounts, NOW and money manager accounts, money market accounts and demand deposits, are equal to the amount payable on demand. The related insensitivity of the majority of these deposits to interest rate changes creates a significant inherent value which is not reflected in the fair value reported.

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

Interest Rate Swaps and Interest Rate Caps/Floors

Fair values for interest rate swaps and interest rate caps/floors are based on securities dealers' estimated market values.

(20) CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition as of December 31, 2000 and 1999 and condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998, for us (parent company only) reflect our investments in our wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc. using the equity method of accounting:

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                 At December 31,
                                                         ------------------------------
(In Thousands)                                              2000                1999
---------------------------------------------------------------------------------------
Assets:
   Cash                                                  $       17          $    3,990
   Federal funds sold and repurchase agreements              26,525              35,653
   Other securities available-for-sale                          632                 620
   ESOP loan receivable                                      38,198              39,479
   Accrued interest receivable                                   27                  28
   Deferred tax asset                                           219                 224
   Other assets                                              11,698               6,054
   Investment in Astoria Federal                          1,606,409           1,281,518
   Investment in Astoria Capital Trust I                      3,929               3,932
   Investment in AF Insurance Agency, Inc.                      141                  --
---------------------------------------------------------------------------------------
Total assets                                             $1,687,795          $1,371,498
=======================================================================================
Liabilities and stockholders' equity:
    Other borrowings                                     $   39,480          $   39,620
    Other liabilities                                         1,919               1,612
    Dividends payable                                         2,000               2,000
    Amounts due to subsidiaries                               2,367               2,488
    Junior subordinated debentures                          128,866             128,866
    Stockholders' equity                                  1,513,163           1,196,912
---------------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $1,687,795          $1,371,498
=======================================================================================


ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF INCOME

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
(In Thousands)                                                   2000            1999          1998
------------------------------------------------------------------------------------------------------
Interest income:
  Mortgage-backed and other securities                        $   2,171        $  2,000       $  4,560
  ESOP loan receivable                                            2,533           2,508          2,661
------------------------------------------------------------------------------------------------------
Total interest income                                             4,704           4,508          7,221
Interest expense on borrowed funds                                4,401             107            131
------------------------------------------------------------------------------------------------------
Net interest income                                                 303           4,401          7,090
------------------------------------------------------------------------------------------------------
Non-interest income                                                  --             846          3,879
Cash dividends from subsidiaries                                137,630          44,000         50,000
------------------------------------------------------------------------------------------------------
Non-interest expense:
  Acquisition costs and restructuring charges                        --              --         10,745
  Compensation and benefits                                       2,058           1,062          1,066
  Capital trust securities                                       12,812           2,235             --
  Other                                                           1,853           1,508          1,646
------------------------------------------------------------------------------------------------------
Total non-interest expense                                       16,723           4,805         13,457
------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed
    (overdistributed) earnings of subsidiaries                  121,210          44,442         47,512
Income tax (benefit) expense                                     (6,661)            301         (1,080)
------------------------------------------------------------------------------------------------------
Income before equity in undistributed (overdistributed)
   earnings of subsidiaries                                     127,871          44,141         48,592
Equity in undistributed (overdistributed) earnings
    of subsidiaries (1)                                          88,678         191,529         (3,544)
------------------------------------------------------------------------------------------------------
Net income                                                    $ 216,549        $235,670       $ 45,048
======================================================================================================



(1) The equity in overdistributed earnings of subsidiaries for the year ended December 31, 1998 represents dividends paid to us in excess of our subsidiaries' current year earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ASTORIA FINANCIAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
(In Thousands)                                                          2000            1999             1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $ 216,549        $ 235,670        $  45,048
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Equity in (undistributed) overdistributed earnings of
          subsidiaries                                                 (88,678)        (191,529)           3,544
      Decrease in accrued interest receivable                                1               21              175
      Amortization of premium net of accretion of discount                 712               16               (8)
      Net gain on sales of securities                                       --             (846)          (3,848)
      Increase in other assets net of other liabilities
            and amounts due subsidiaries                                (5,461)            (834)          (3,921)
----------------------------------------------------------------------------------------------------------------
           Net cash provided by investing activities                   123,123           42,498           40,990
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Increase (decrease) in repurchase agreements                       9,128           30,784          (64,887)
      Purchases of securities available-for-sale                            --           (6,932)        (526,938)
      Proceeds from maturities and principal payments on
            securities available-for-sale                                   --            4,215          536,336
      Proceeds from sale of securities available-for-sale                   --            7,779           66,606
      Investment in Astoria Federal                                         --          (41,250)              --
      Investment in Astoria Capital Trust I                                 --           (3,866)              --
      Investment in AF Insurance Agency, Inc.                              (10)              --               --
      Principal payments on ESOP loan receivable                         1,281            2,646            2,735
----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities          10,399           (6,624)          13,852
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Decrease in reverse repurchase agreements                             --               --          (12,765)
      Increase in other borrowings                                          --           40,000               --
      Fees paid on other borrowings                                       (850)            (400)              --
      Issuance of junior subordinated debentures                            --          128,866               --
      Repurchase of common stock                                       (84,553)        (159,367)         (16,633)
      Cash received for options exercised                                5,797           16,725           15,012
      Cash dividends paid to stockholders                              (57,889)         (58,353)         (42,754)
----------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                      (137,495)         (32,529)         (57,140)
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                    (3,973)           3,345           (2,298)

Adjustment to conform fiscal year of Long Island Bancorp, Inc.
   to Astoria Financial Corporation                                         --               --           (3,565)
Cash and cash equivalents at the beginning of the year                   3,990              645            6,508
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                     $      17        $   3,990        $     645
================================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



QUARTERLY RESULTS OF OPERATIONS (Unaudited)


                                                                               YEAR ENDED DECEMBER 31, 2000
                                                      ---------------------------------------------------------------------------

                                                         FIRST                SECOND                THIRD               FOURTH
(In Thousands, Except Per Share Data)                   QUARTER               QUARTER              QUARTER              QUARTER
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                         $378,519              $377,556             $379,999             $381,860
Interest expense                                         246,317               249,624              255,439              259,538
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                       132,202              127,932              124,560              122,322
Provision for loan losses                                   1,000                1,005                1,003                1,006
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       131,202              126,927              123,557              121,316
Non-interest income                                        16,923 (1)           18,281 (2)           16,318               17,724
---------------------------------------------------------------------------------------------------------------------------------
Total Income                                              148,125              145,208              139,875              139,040
---------------------------------------------------------------------------------------------------------------------------------
General and administrative expense                         46,376               43,756               43,515               48,045 (3)
Real estate operations and provision
    for losses, net                                           (95)                (194)                  32                 (193)
Goodwill litigation                                         2,513                1,774                2,149                2,144
Capital trust securities                                    3,112                3,104                3,108                3,111
Amortization of goodwill                                    4,824                4,824                4,824                4,824
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                           91,395               91,944               86,247               81,109
Income tax expense                                         35,898               36,084               32,558               29,606
---------------------------------------------------------------------------------------------------------------------------------
Net income                                               $ 55,497            $  55,860             $ 53,689             $ 51,503
=================================================================================================================================
Basic earnings per common share                         $    1.11            $    1.13             $   1.09             $   1.06
Diluted earnings per common share                       $    1.09            $    1.11             $   1.07             $   1.04



                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                        ------------------------------------------------------------------------

                                                         FIRST               SECOND                THIRD               FOURTH
(In Thousands, Except Per Share Data)                   QUARTER              QUARTER              QUARTER              QUARTER
--------------------------------------------------------------------------------------------------------------------------------
Interest income                                         $360,895             $377,213             $378,447             $378,724
Interest expense                                         225,100              240,423              245,210              244,598
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      135,795              136,790              133,237              134,126
Provision for loan losses                                  1,061                1,032                1,026                1,000
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      134,734              135,758              132,211              133,126
Non-interest income                                       16,715 (4)           16,366               36,778 (5)           16,837
--------------------------------------------------------------------------------------------------------------------------------
Total income                                             151,449              152,124              168,989              149,963
--------------------------------------------------------------------------------------------------------------------------------
General and administrative expense                        51,977               50,381               47,993               44,915
Real estate operations and provision for
   losses, net                                                (1)                (175)                 116                 (126)
Goodwill litigation                                        1,149                1,798                1,094                2,376
Capital trust securities                                      --                   --                   --                2,169
Amortization of goodwill                                   4,906                4,843                4,843                4,833
--------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                          93,418               95,277              114,943               95,796
Income tax expense                                        39,964               39,555               47,995               36,250
--------------------------------------------------------------------------------------------------------------------------------
Net income                                              $ 53,454             $ 55,722             $ 66,948             $ 59,546
================================================================================================================================
Basic earnings per common share                         $   1.00             $   1.04             $   1.27             $   1.16
Diluted earnings per common share                       $   0.97             $   1.02             $   1.25             $   1.14


(1) Includes a $1.2 million net gain on the sale of a former Long Island Savings Bank banking office.

(2) Includes a $2.8 million net gain on the sale of the former LIB headquarters.

(3)   Includes a $5.4 million charge for an executive severance payment.

(4) Includes a $1.2 million net loss on the disposition of certain loan production offices.

(5)   Includes a $20.4 million net gain on the sale of banking offices.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                INDEX OF EXHIBITS

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
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

    3.1             Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of
                        June 3, 1998. (5)

    3.2             Bylaws of Astoria Financial Corporation. (6)

    4.1             Astoria Financial Corporation Specimen Stock Certificate. (7)

    4.2             Federal Stock Charter of Astoria Federal Savings and Loan Association. (*)

    4.3             Bylaws of Astoria Federal Savings and Loan Association, as amended. (*)

    4.4             Certificate of Designations, Preferences and Rights of Series A Junior Participating
                        Preferred Stock. (8)

    4.5             Rights Agreement between Astoria Financial Corporation and ChaseMellon Shareholder
                        Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. (8)

    4.6             Amendment No. 1 to Rights Agreement, dated as of April 2, 1998 by and between
                        Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C. (4)

    4.7             Amendment No. 2 to Rights Agreement, dated as of September 15, 1999 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C.,
                        as Rights Agent. (9)

    4.8             Form of Rights Certificate. (8)

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
    4.9             Certificate of Designations, Preferences and Rights of 12% Noncumulative,
                        Perpetual Preferred Stock, Series B. (3)

    4.10            Astoria Financial Corporation Specimen 12% Noncumulative, Perpetual Preferred
                        Stock, Series B Certificate. (10)

    4.11            Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and
                        Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures (11)

    4.12            Form of Certificate of Junior Subordinated Debenture (11)

    4.13            Form of Certificate of Exchange Junior Subordinated Debenture (11)

    4.14            Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October
                        28, 1999 (11)

    4.15            Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999 (11)

    4.16            Form of Certificate Evidencing Common Securities of Astoria Capital Trust I (11)

    4.17            Form of Exchange Capital Security Certificate for Astoria Capital Trust I (11)

    4.18            Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999 (11)

    4.19            Form of Series B Capital Securities Guarantee Agreement of Astoria Financial
                        Corporation (11)

    4.20            Form of Capital Security Certificate of Astoria Capital Trust I (11)

    4.21            Astoria Financial Corporation Automatic Dividend Reinvestment and Stock
                         Purchase Plan. (12)

    10.1            Agreement dated as of December 28, 2000 by and between Astoria Federal Savings and Loan
                        Association, Astoria Financial Corporation, the Astoria Federal Savings and Loan
                        Association Employee Stock Ownership Plan Trust and The Long Island Savings Bank FSB
                        Employee Stock Ownership Plan Trust. (*)

    10.2            Amended and Restated Loan Agreement by and between Astoria Federal Savings and Loan
                        Association Employee Stock Ownership Plan Trust and Astoria Financial Corporation made and entered into as of January 1, 2000. (*)

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
    10.3            Promissory Note of Astoria Federal Savings and Loan Association Employee Stock
                        Ownership Plan Trust dated January 1, 2000. (*)

    10.4            Pledge Agreement made as of January 1, 2000 by and between Astoria Federal
                        Savings and Loan Association Employee Stock Ownership Plan Trust and Astoria
                        Financial Corporation. (*)

    10.5            Amended and Restated Loan Agreement by and between The Long Island Savings
                        Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial
                        Corporation made and entered into as of January 1, 2000.(*)

    10.6            Promissory Note of The Long Island Savings Bank FSB Employee Stock Ownership
                        Plan Trust dated January 1, 2000. (*)

    10.7            Pledge Agreement made as of January 1, 2000 by and between The Long Island
                        Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial
                        Corporation. (*)

    10.8            Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors'
                        Retirement Plan, as amended and restated effective February 21, 1996. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (13)

    10.9            The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as
                        amended.  This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
                        14(c) of this report. (6)

    10.10           Astoria Financial Corporation Death Benefit Plan for Outside Directors - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (13)

    10.11           Deferred Compensation Plan for Directors of Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (13)

    10.12           Astoria Financial Corporation 1993 Incentive Stock Option Plan, as amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
    10.13           Astoria Financial Corporation 1993 Stock Option Plan For Outside Directors, as
                        amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
                        14(c) of this report. (10)

    10.14           1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as
                        amended - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

    10.15           1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended
                        - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

    10.16           1999 Stock Option Plan for Officers and Employees of Astoria Financial
                        Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
                        14(c) of this report. (14)

    10.17           1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation -
                        This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

    10.18           Amendment to Section 4.5 of the 1999 Stock Option Plan for Outside Directors of
                        Astoria Financial Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                        10-K pursuant to Item 14(c) of this report. (*)

    10.19           Astoria Federal Savings and Loan Association Annual Incentive Plan for Select
                        Executives - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
                        14(c) of this report. (6)

    10.20           Astoria Financial Corporation Executive Officer Annual Incentive Plan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

    10.21           Astoria Financial Corporation Amended and Restated Employment Agreement with
                        George L. Engelke, Jr., dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
    10.22           Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement
                        with George L. Engelke, Jr., dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this
                        Form 10-K pursuant to Item 14(c) of this report. (16)

    10.23           Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C.
                        Keegan, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

    10.24           Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement
                        with Gerard C. Keegan, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this
                        Form 10-K pursuant to Item 14(c) of this report. (16)

    10.25           Astoria Financial Corporation Employment Agreement with John J. Conefry, Jr. -
                        This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (6)

    10.26           Employment Termination and Release Agreement by and among John J. Conefry,
                        Jr., Astoria Federal Savings and Loan Association and Astoria Financial
                        Corporation - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item
                        14(c) of this report. (*)

    10.27           Astoria Financial Corporation Amended and Restated Employment Agreement with
                        Arnold K. Greenberg, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

    10.28           Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement
                        with Arnold K. Greenberg, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this
                        Form 10-K pursuant to Item 14(c) of this report. (16)

    10.29           Astoria Financial Corporation Amended and Restated Employment Agreement with
                        Thomas W. Drennan, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

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

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
    10.31           Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N.
                        Redman, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

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

    10.33           Astoria Financial Corporation Amended and Restated Employment Agreement with
                        William K. Sheerin, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K  pursuant to Item 14(c) of this report. (16)

    10.34           Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement
                        with William K. Sheerin, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this
                        Form 10-K pursuant to Item 14(c) of this report. (16)

    10.35           Astoria Financial Corporation Amended and Restated Employment Agreement with
                        Alan P. Eggleston, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

    10.36           Astoria Federal Savings and Loan Association Amended and Restated Employment
                        Agreement with Alan P. Eggleston, dated as of January 1, 2000 - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

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

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
    10.39           Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria
                        Federal Savings and Loan Association, Astoria Financial Corporation and Frank E. Fusco -
                        This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

    10.40           Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria
                        Federal Savings and Loan Association, Astoria Financial Corporation and Gary T. McCann -
                        This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

    10.41           Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria
                        Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk -
                        This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

    10.42           Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria
                        Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman -
                        This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (16)

    10.43           Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial
                        Corporation and Harold R. Leistmann - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                        10-K pursuant to Item 14(c) of this report. (*)

    10.44           Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial
                        Corporation and Brian T. Edwards - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form
                        10-K pursuant to Item 14(c) of this report. (*)

    10.45           Retirement Medical and Dental Benefit Policy for Senior Officers - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

    10.46           Form of Option Conversion Agreement by and between Astoria Financial
                        Corporation and each of Mr. Thomas V. Powderly. (2)

    10.47           Form of Option Conversion Agreement by and between Astoria Financial
                        Corporation and Former Officer or Director of Long Island Bancorp, Inc. dated
                        September 30, 1998. (15)

  EXHIBIT                                          IDENTIFICATION OF EXHIBIT
  -------                                          -------------------------
    10.48           Option Conversion Certificates of John J. Conefry, Jr.,  Robert J. Conway, Lawrence
                        W. Peters, Leo J. Waters and Donald D. Wenk. (6)

    10.49           Trust Agreement, dated as of January 31, 1995 between Astoria Financial
                        Corporation and State Street Bank and Trust Company. (2)

    10.50           Astoria Federal Savings and Loan Association Recognition and Retention Plan for
                        Officers and Employees - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (6)

    10.51           Option Conversion Agreement by and between Astoria Financial Corporation and
                        Mr. Gerard C. Keegan - This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (10)

    10.52           Astoria Financial Corporation Litigation Advisory Committee Consulting
                        Agreement with John J. Conefry, Jr. (6)

    10.53           Letter Agreement dated April 2, 1998 by and between John J. Conefry, Jr. and
                        Astoria Financial Corporation. (6)

    10.54           Letter Agreement dated April 2, 1998 by and between Lawrence W. Peters and
                        Astoria Financial Corporation. (6)

    11.1            Statement regarding computation of earnings per share. (*)

    21.1            Subsidiaries of Astoria Financial Corporation. (*)

    23              Consent of Independent Auditors. (*)

    99.1            Proxy Statement for the Annual Meeting of Shareholders to be held on May 16,
                        2001, which will be filed with the SEC within 120 days from December 31, 2000, is incorporated herein by reference.

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

                    (8)   Incorporated by reference to Astoria Financial
                              Corporation's Registration Statement on Form 8-K/A dated July 17, 1996 and filed with the Securities and Exchange Commission in August 1996.

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

                    (11)  Incorporated by reference to Form S-4 Registration
                              Statement filed with the Securities and Exchange Commission on February 18, 2000.

                    (12)  Incorporated by reference to Form 424B3 Prospectus
                              Supplement as filed with the Securities and Exchange Commission on February 1, 2000.

                    (13)  Incorporated by reference to Astoria Financial
                              Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

                    (14)  Incorporated by reference to Astoria Financial
                              Corporation's Form 14-A Definitive Proxy Statement filed on April 8, 1999.

                    (15)  Incorporated by reference to Astoria Financial
                              Corporation's Registration Statement on Form S-8, dated September 30, 1998, and filed with the Securities and Exchange Commission on September 30, 1998.

                    (16)  Incorporated by reference to Astoria Financial
                              Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000.