Form 10-Q
period 2001-03-31
ASTORIA FINANCIAL CORP
filed 2001-05-14
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

                             YES   X        NO
                                -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Classes of Common Stock               Number of Shares Outstanding, April 30, 2001
        -----------------------               --------------------------------------------
              .01 Par Value                                      48,944,588

                         PART I -- FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at March 31, 2001          2
          and December 31, 2000.

          Consolidated Statements of Income for the Three Months                    3
          Ended March 31, 2001 and March 31, 2000.

          Consolidated Statement of Changes in Stockholders' Equity for the         4
          Three Months Ended March 31, 2001.

          Consolidated Statements of Cash Flows for the Three Months                5
          Ended March 31, 2001 and March 31, 2000.

          Notes to Consolidated Financial Statements.                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and           8
          Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.              31

                         PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                        31

Item 2.   Changes in Securities and Use of Proceeds                                32

Item 3.   Defaults Upon Senior Securities                                          32

Item 4.   Submission of Matters to a Vote of Security Holders                      32

Item 5.   Other Information                                                        32

Item 6.   Exhibits and Reports on Form 8-K                                         32

          (a)  Exhibits
               (11)  Statement Regarding Computation of Per Share Earnings

          (b)  Reports on Form 8-K

          Signatures                                                               33

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     AT                AT
                                                                                                  MARCH 31,        DECEMBER 31,
(In Thousands, Except Share Data)                                                                   2001              2000
-------------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and due from banks                                                                        $   145,095        $   135,726
Federal funds sold and repurchase agreements                                                       729,762            171,525
Available-for-sale securities:
  Encumbered                                                                                     6,907,475          6,983,481
  Unencumbered                                                                                     717,282            719,741
                                                                                               -----------        -----------
                                                                                                 7,624,757          7,703,222
Held-to-maturity securities, fair value of $1,530,748 and $1,697,417, respectively:
  Encumbered                                                                                     1,321,054          1,396,213
  Unencumbered                                                                                     196,465            315,978
                                                                                               -----------        -----------
                                                                                                 1,517,519          1,712,191

Federal Home Loan Bank of New York stock                                                           285,250            285,250
Loans held-for-sale                                                                                 22,191             13,545
Loans receivable:
  Mortgage loans, net                                                                           11,310,286         11,239,141
  Consumer and other loans, net                                                                    189,893            185,308
                                                                                               -----------        -----------
                                                                                                11,500,179         11,424,449
  Less allowance for loan losses                                                                    80,634             79,931
                                                                                               -----------        -----------
Total loans receivable, net                                                                     11,419,545         11,344,518
Mortgage servicing rights, net                                                                      38,328             40,962
Accrued interest receivable                                                                        110,010            109,439
Premises and equipment, net                                                                        152,837            154,582
Goodwill                                                                                           199,838            204,649
Bank owned life insurance                                                                          255,747            251,565
Other assets                                                                                       140,869            209,628
                                                                                               -----------        -----------

Total assets                                                                                   $22,641,748        $22,336,802
                                                                                               ===========        ===========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
   Deposits:
     Savings                                                                                   $ 2,463,395        $ 2,434,387
     Money market                                                                                1,586,618          1,482,615
     NOW and money manager                                                                       1,065,280          1,004,950
     Certificates of deposit                                                                     5,222,399          5,149,735
                                                                                               -----------        -----------
   Total deposits                                                                               10,337,692         10,071,687
   Reverse repurchase agreements                                                                 7,785,000          7,785,000
   Federal Home Loan Bank of New York advances, net                                              1,864,000          1,910,000
   Other borrowings, net                                                                           500,729            502,371
   Mortgage escrow funds                                                                           159,679            116,487
   Accrued expenses and other liabilities                                                          266,931            313,094
                                                                                               -----------        -----------
Total liabilities                                                                               20,914,031         20,698,639
                                                                                               -----------        -----------

Guaranteed preferred beneficial interest in junior subordinated debentures                         125,000            125,000

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- shares issued and outstanding)                          -                  -
     Series B (2,000,000 shares authorized, issued and outstanding)                                  2,000              2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 shares issued; and 48,938,303 and 49,643,554 shares
     outstanding, respectively)                                                                        555                555
   Additional paid-in capital                                                                      813,426            807,357
   Retained earnings                                                                             1,093,974          1,059,048
   Treasury stock (6,559,993 and 5,854,742 shares, at cost, respectively)                         (250,249)          (203,632)
   Accumulated other comprehensive income:
     Net unrealized loss on securities, net of taxes                                               (26,231)          (121,043)
   Unallocated common stock held by ESOP                                                           (30,758)           (31,122)
                                                                                               -----------        -----------
Total stockholders' equity                                                                       1,602,717          1,513,163
                                                                                               -----------        -----------

Total liabilities and stockholders' equity                                                     $22,641,748        $22,336,802
                                                                                               ===========        ===========

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                     THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                               ------------------------------
(In Thousands, Except Share Data)                                                                   2001             2000
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                                                              $   203,191        $   183,712
   Consumer and other loans                                                                          4,879              4,294
   Mortgage-backed securities                                                                      127,716            154,024
   Other securities                                                                                 32,089             32,390
   Federal funds sold and repurchase agreements                                                      4,678              4,099
                                                                                               -----------        -----------
Total interest income                                                                              372,553            378,519
                                                                                               -----------        -----------
Interest expense:
   Deposits                                                                                        105,564             96,098
   Borrowed funds                                                                                  143,628            150,219
                                                                                               -----------        -----------
Total interest expense                                                                             249,192            246,317
                                                                                               -----------        -----------
Net interest income                                                                                123,361            132,202
Provision for loan losses                                                                            1,002              1,000
                                                                                               -----------        -----------
Net interest income after provision for loan losses                                                122,359            131,202
                                                                                               -----------        -----------
Non-interest income:
   Customer service and other loan fees                                                             13,067             11,209
   Loan servicing fees                                                                               3,980              4,538
   Net gain on sales of loans                                                                          333                117
   Net gain on disposition of banking office                                                             -              1,182
   Income from bank owned life insurance                                                             4,182                  -
   Other                                                                                             1,150              1,299
                                                                                               -----------        -----------
Total non-interest income                                                                           22,712             18,345
                                                                                               -----------        -----------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                                                     23,107             22,179
      Occupancy, equipment and systems                                                              12,981             14,231
      Federal deposit insurance premiums                                                               497                517
      Advertising                                                                                    1,854              2,046
      Other                                                                                          6,220              7,308
                                                                                               -----------        -----------
   Total general and administrative                                                                 44,659             46,281
   Net amortization of mortgage servicing rights                                                     3,115              1,422
   Goodwill litigation                                                                               1,021              2,513
   Capital trust securities                                                                          3,104              3,112
   Amortization of goodwill                                                                          4,811              4,824
                                                                                               -----------        -----------
Total non-interest expense                                                                          56,710             58,152
                                                                                               -----------        -----------
Income before income tax expense and cumulative effect of
    accounting change                                                                               88,361             91,395
Income tax expense                                                                                  31,651             35,898
                                                                                               -----------        -----------

Income before cumulative effect of accounting change                                                56,710             55,497

Cumulative effect of accounting change, net of tax                                                  (2,294)                 -
                                                                                               -----------        -----------

Net income                                                                                          54,416             55,497

Preferred dividends declared                                                                        (1,500)            (1,500)
                                                                                               -----------        -----------

Net income available to common shareholders                                                    $    52,916        $    53,997
                                                                                               ===========        ===========
Basic earnings per common share:
   Income before accounting change                                                             $      1.18        $      1.11
                                                                                               ===========        ===========
   Cumulative effect of accounting change, net of tax                                          $      0.05        $         -
                                                                                               ===========        ===========
   Net earnings per common share                                                               $      1.13        $      1.11
                                                                                               ===========        ===========

Diluted earnings per common share:
   Income before accounting change                                                             $      1.16        $      1.09
                                                                                               ===========        ===========
   Cumulative effect of accounting change, net of tax                                          $      0.05        $         -
                                                                                               ===========        ===========
   Net earnings per common share                                                               $      1.11        $      1.09
                                                                                               ===========        ===========

Dividends per common share                                                                     $      0.26        $      0.24
                                                                                               ===========        ===========

Basic weighted average common shares                                                            46,754,681         48,705,240
Diluted weighted average common and common equivalent shares                                    47,698,344         49,387,654

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001





                                                                                                                         Unallocated
                                                                                                            Accumulated    Common
                                                                        Additional                             Other        Stock
                                                    Preferred  Common     Paid-In     Retained  Treasury   Comprehensive    Held
(In Thousands, Except Share Data)            Total    Stock     Stock     Capital     Earnings    Stock       Income       by ESOP
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000            $1,513,163    $2,000     $555   $807,357    $1,059,048  $(203,632)  $(121,043)     $(31,122)

Comprehensive income:

Net income                                  54,416        --       --         --        54,416         --          --            --
Other comprehensive income, net of tax:
  Net unrealized gain on securities         94,812        --       --         --            --         --      94,812            --
                                       -----------
Total comprehensive income                 149,228
                                       -----------

Common stock repurchased
  (1,180,000 shares)                       (63,236)       --       --         --            --    (63,236)         --            --


Dividends on common and preferred
  stock and amortization of purchase
  premium                                  (14,468)       --       --       (326)      (14,142)        --          --            --

Exercise of stock options and
  related tax benefit
  (474,749 shares issued)                   16,428        --       --      5,157        (5,348)    16,619          --            --

Amortization relating to allocation
  of ESOP stock                              1,602        --       --      1,238            --         --          --           364
                                       -----------  --------  -------  ---------    ----------  ---------   ---------   -----------

Balance at March 31, 2001               $1,602,717    $2,000     $555   $813,426    $1,093,974  $(250,249)   $(26,231)     $(30,758)
                                       ===========  ========  =======  =========    ==========  =========   =========   ===========



See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                               --------------------------
(IN THOUSANDS)                                                                                     2001           2000
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                                  $  54,416       $  55,497
                                                                                               ---------       ---------
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net accretion of discounts, premiums and deferred loan fees                                (10,595)        (15,246)
      Provision for loan and real estate losses                                                    1,016             930
      Depreciation and amortization                                                                3,202           3,239
      Net gain on sales of securities and loans                                                     (333)           (117)
      Net gain on disposition of banking office                                                        -          (1,182)
      Originations of loans held-for-sale, net of proceeds from sales                             (9,041)          1,923
      Amortization of goodwill                                                                     4,811           4,824
      Cumulative effect of accounting change                                                       2,294               -
      Amortization of allocation of ESOP stock                                                     1,602           1,887
      Increase in accrued interest receivable                                                       (571)         (2,746)
      Mortgage servicing rights amortization and valuation
          allowance, net of capitalized amounts                                                    2,634           1,351
      Income from bank owned life insurance                                                       (4,182)              -
      Decrease in other assets                                                                     1,692             863
      Decrease in accrued expenses and other liabilities                                         (41,006)        (43,610)
                                                                                               ---------       ---------
          Net cash provided by operating activities                                                5,939           7,613
                                                                                               ---------       ---------

Cash flows from investing activities:
      Origination of loans held-for-investment                                                  (437,433)       (402,679)
      Loan purchases through third parties                                                      (258,518)       (173,764)
      Principal repayments on loans                                                              611,985         318,890
      Principal payments on mortgage-backed securities held-to-maturity                           65,790          38,469
      Principal payments on mortgage-backed securities available-for-sale                        220,709         395,014
      Purchases of other securities available-for-sale                                                 -             (40)
      Proceeds from maturities of other securities available-for-sale                             28,083             131
      Proceeds from maturities of other securities held-to-maturity                              138,297             270
      Purchases of FHLB stock, net                                                                     -         (10,000)
      Proceeds from sales of real estate owned and investments in
         real estate, net                                                                            825           2,449
      Proceeds from disposition of banking office                                                      -           1,308
      Purchases of premises and equipment, net of proceeds from sales                             (1,457)           (951)
                                                                                               ---------       ---------
         Net cash provided by investing activities                                               368,281         169,097
                                                                                               ---------       ---------

Cash flows from financing activities:
      Net increase in deposits                                                                   265,992         226,383
      Net decrease in reverse repurchase agreements                                                    -        (490,000)
      Net (decrease) increase in FHLB of New York advances                                       (46,000)        100,000
      Net decrease in other borrowings                                                            (3,365)         (1,884)
      Increase in mortgage escrow funds                                                           43,192          45,200
      Costs to repurchase common stock                                                           (63,236)        (11,401)
      Cash dividends paid to stockholders                                                        (14,468)        (13,511)
      Cash received for options exercised                                                         11,271           1,080
                                                                                               ---------       ---------
         Net cash provided by (used in) financing activities                                     193,386        (144,133)
                                                                                               ---------       ---------

         Net increase in cash and cash equivalents                                               567,606          32,577
      Cash and cash equivalents at beginning of period                                           307,251         490,571
                                                                                               ---------       ---------
      Cash and cash equivalents at end of period                                               $ 874,857       $ 523,148
                                                                                               =========       =========

      Supplemental disclosures:
        Cash paid during the period:
           Interest                                                                            $ 253,338       $ 250,314
                                                                                               =========       =========
           Income taxes                                                                        $      62       $   4,034
                                                                                               =========       =========
        Additions to real estate owned                                                         $   1,413       $   3,328
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

        In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of March 31, 2001 and December 31, 2000, our results of operations for the three months ended March 31, 2001 and 2000, changes in our stockholders' equity for the three months ended March 31, 2001 and our cash flows for the three months ended March 31, 2001 and 2000. In preparing the financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2001 and December 31, 2000, and amounts of revenues and expenses for the consolidated statements of income for the three month periods ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

        These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and related notes, included in our 2000 Annual Report on Form 10-K.

2.    EARNINGS PER SHARE, OR EPS

      The following table is a reconciliation of basic and diluted EPS:

                                                                 For the Three Months Ended March 31,
                                      ------------------------------------------------------------------------------------
                                                       2001                                           2000
                                      ------------------------------------------------------------------------------------
(In Thousands,                                    Average          Per Share                  Average          Per Share
Except Share Data)                   Income       Shares            Amount         Income     Shares             Amount
--------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
  of accounting change              $56,710                                       $55,497
Less: preferred stock dividends       1,500                                         1,500
                                    -------                                       -------
Basic EPS:
    Income available to common
       stockholders                  55,210      46,754,681         $1.18          53,997      48,705,240         $1.11
                                                                    =====                                         =====

Effect of dilutive unexercised
    stock options                                   943,663  (1)                                  682,414 (2)
                                                -----------                                    ----------
Diluted EPS:
    Income available to common
       stockholders plus assumed
       conversions                  $55,210      47,698,344         $1.16         $53,997      49,387,654         $1.09
                                    =======      ==========         =====         =======      ==========         =====


(1) Options to purchase 260,152 shares of common stock at prices between $56.63 per share and $59.75 per share were outstanding as of March 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2001.

(2) Options to purchase 1,683,698 shares of common stock at prices between $27.88 per share and $59.75 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2000.


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

        The balance outstanding on the Capital Securities was $125.0 million at March 31, 2001 and December 31, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized over a period of ten years. Distributions on the Capital Securities are payable semi-annually, on May 1 and November 1, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."

4.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. Restatement of prior periods is not permitted. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," or SFAS No. 138. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Upon adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, we held interest rate swaps with a notional amount of $450.0 million hedging the fair value of our medium term notes totaling $450.0 million. As of April 30, 2001, $150.0 million of medium term notes had matured and $450.0 million of interest rate swaps had been terminated. Gains and losses recognized on the interest rate swaps for the quarter ended March 31, 2001 were immaterial. We also have commitments to fund loans held-for-sale and commitments to sell loans which, under SFAS No. 133, are considered derivative instruments. These commitments (derivative instruments) have been recorded as assets and are immaterial to our financial condition. As a result of the implementation of SFAS No. 133 and SFAS No. 138, we recognized a $2.3 million charge, net of taxes, in January 2001 as a cumulative effect of a change in accounting principle.

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

        Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense generally consists of net amortization of mortgage servicing rights, goodwill litigation expense, capital trust securities expense and amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

        In addition to Astoria Federal, we have two other wholly-owned subsidiaries, Astoria Capital Trust I and AF Insurance Agency, Inc. AF Insurance Agency, Inc. is a New York licensed life insurance and variable annuity agent and property and casualty insurance broker. Through a contractual arrangement with Treiber Insurance and IFS Agencies, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal. See "Notes to Consolidated Financial Statements" for a discussion of Astoria Capital Trust I.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $1.06 billion for the three months ended March 31, 2001 and $752.8 million for the three months ended March 31, 2000. The increase in loan and security repayments was a result of the increase in refinance activity due to the lower interest rate environment during the first quarter of 2001. Our other sources of funds are provided by operating and financing activities. Net cash provided from operating activities totaled $5.9 million during the three months ended March 31, 2001 and $7.6 million during the three months ended March 31, 2000. During the three months ended March 31, 2001, net borrowings decreased $49.4 million, while net deposits increased $266.0 million. During the three months ended March 31, 2000, net borrowings decreased $391.9 million, while net deposits increased $226.4 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix. The net increase in deposits for the three months ended March 31, 2001 reflects our continued emphasis on attracting customer deposits through competitive rates and new product offerings.

        Our primary use of funds is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, although for the past two years our emphasis has been on the origination and purchase of mortgage loans. During the three months ended

March 31, 2001, our gross originations and purchases of mortgage loans totaled $709.0 million, compared to $570.7 million during the three months ended March 31, 2000. This increase was attributable primarily to the lower interest rate environment during the first quarter of 2001 which resulted in an increase in mortgage refinance activity. There were no purchases of mortgage-backed or other securities during the three months ended March 31, 2001, which is consistent with our objective to reposition our balance sheet through, in part, increases in loans and decreases in securities. Purchases of securities totaled $40,000 for the three months ended March 31, 2000.

        We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Increased loan and security repayments provided additional liquidity which we held at March 31, 2001 in anticipation of the repayment of borrowings which were maturing in the beginning of the second quarter, along with an increase in mortgage fundings.

        Stockholders' equity increased $89.5 million to $1.60 billion at March 31, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders' equity included a $94.8 million decrease in the net unrealized loss on securities available-for-sale, net of taxes. Additional increases in stockholders' equity were the result of net income of $54.4 million, the effect of stock options exercised and related tax benefit of $16.4 million, and the amortization for the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $1.6 million. These increases were partially offset by repurchases of our common stock of $63.2 million and dividends declared of $14.5 million.

        On August 16, 2000, our Board of Directors approved our seventh stock repurchase plan authorizing the purchase, at management's discretion, of 5,000,000 shares, or approximately 10% of our common stock then outstanding over a two year period in open-market or privately negotiated transactions. During the three months ended March 31, 2001, 1,180,000 shares of our common stock were repurchased at an aggregate cost of $63.2 million.

        On March 1, 2001, we paid a quarterly cash dividend equal to $0.26 per share on shares of our common stock outstanding as of the close of business on February 15, 2001, totaling $13.0 million. On April 18, 2001, we declared a quarterly cash dividend of $0.31 per share on shares of our common stock payable on June 1, 2001 to stockholders of record as of the close of business on May 15, 2001. During the three months ended March 31, 2001, we declared a cash dividend on our Series B Preferred Stock aggregating $1.5 million.

        At March 31, 2001, Astoria Federal's total capital exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.82%, leverage capital ratio of 6.82%, and risk-based capital ratio of 16.46%. The minimum regulatory requirements were a tangible capital ratio of 1.50%, leverage capital ratio of 4.00%, and risk-based capital ratio of 8.00%.

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

        The table on page 13, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001, that we anticipate, using certain assumptions based on our historical experience and other data available to us, to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition of the holders of the options, increase the difficulty and uncertainty in determining if and when they may be exercised. The Gap Table reflects our estimates as to periods to repricing at a particular point in time. Among the factors considered are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

      In the first quarter of 2001, the Federal Open Market Committee, or FOMC, reduced the federal funds rate on three separate occasions by a total of 150 basis points. These reductions have created a significantly different interest rate environment than the one which existed at December 31, 2000. In the December 31, 2000 Gap Table, callable borrowings were classified according to their call dates and callable securities were classified according to their maturity dates. This classification was reflective of our experience throughout 2000 which indicated that, in a rising interest rate environment, issuers of callable borrowings were exercising their rights whereas issuers of callable securities were not. However, in a falling interest rate environment, the likelihood that our callable borrowings will not be called and that our callable securities will begin to be called increases. To a certain degree, we have experienced this during the first quarter of 2001. As a result, we have modified our Gap Table assumptions to reflect the interest rate environment at March 31, 2001. In the March 31, 2001 Gap Table, callable borrowings have been classified according to their maturity dates and callable securities have been classified according to their call dates. At March 31, 2001, callable securities classified according to their call dates totaled $1.36 billion, of which $1.19 billion are callable within one year and at various times thereafter. During the quarter ended March 31, 2001, $165.5 million in securities were called. Also included in this table are $5.44 billion of callable borrowings, classified according to their maturity dates, which are primarily within the one to three years category. Of such borrowings, $5.08 billion are callable within one year and at various other times thereafter. During the quarter ended March 31, 2001, $200.0 million in borrowings were called. The classification of callable borrowings by maturity date is based upon our experience which, in the current interest rate environment, has indicated that the issuers of these borrowings have not been exercising their call options.

      At March 31, 2001, net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $431.1 million, representing a positive cumulative one-year gap of 1.90% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.18 billion, representing a positive cumulative one-year gap of 5.28% of total assets at December 31, 2000, using the same set of assumptions which were used in the March 31, 2001 Gap Table. At December 31, 2000, with callable borrowings classified according to their call dates and callable securities classified according to their maturity dates, as previously reported, our interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $3.74 billion, representing a negative cumulative one-year gap of 16.75% of total assets.

                                                              AT MARCH 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                                         MORE THAN      MORE THAN
                                                         ONE YEAR      THREE YEARS
                                           ONE YEAR         TO            TO         MORE THAN
(Dollars in Thousands)                     OR LESS      THREE YEARS     FIVE YEAR    FIVE YEARS      TOTAL
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans (1)                     $2,714,750    $ 3,143,955     $2,909,438    $2,461,121    $11,229,264
  Consumer and other loans (1)              150,644         31,366          6,033            --        188,043
  Federal funds sold and
    repurchase agreements                   729,762             --             --            --        729,762
  Mortgage-backed and other securities
    available-for-sale and FHLB stock     2,586,161      1,844,436        998,793     2,480,617      7,910,007
  Mortgage-backed and other securities
     held-to-maturity                     1,023,363        182,051         93,086       221,447      1,519,947
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets             7,204,680      5,201,808      4,007,350     5,163,185     21,577,023
Add:
  Net unamortized purchase premiums
    and deferred costs (2)                   17,271         19,489         18,013        13,922         68,695
--------------------------------------------------------------------------------------------------------------------
Net interest-earning assets               7,221,951      5,221,297      4,025,363     5,177,107     21,645,718
--------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Savings                                   135,599        271,200        271,200     1,785,396      2,463,395
  Money market                            1,450,661         14,311         14,311       107,335      1,586,618
  NOW and money manager                      27,379         54,759         54,759       452,566        589,463
  Certificates of deposit                 3,276,698      1,025,692        842,783        77,226      5,222,399
  Borrowed funds                          1,900,485      5,460,244        909,000     1,880,000     10,149,729
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities        6,790,822      6,826,206      2,092,053     4,302,523     20,011,604
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                    431,129     (1,604,909)     1,933,310       874,584    $ 1,634,114
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap      $  431,129    $(1,173,780)    $  759,530    $1,634,114
--------------------------------------------------------------------------------------------------------------------

Cumulative interest sensitivity
  gap as a percentage of total assets          1.90%         (5.18)%        3.35%          7.22%
Cumulative net interest-earning
  assets as a percentage of
   interest-bearing liabilities              106.35%         91.38%       104.83%        108.17%

(1) Mortgage, consumer and other loans exclude non-performing loans, but are not reduced for the allowance for loan losses.

(2)     Net unamortized purchase premiums and deferred costs are prorated.


        Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar contractual maturities or periods to repricing, they may react in different ways to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgage, or ARM, loans have contractual features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans or other loan obligations may decrease in the event of an interest rate increase.

        We also monitor Astoria Federal's interest rate sensitivity through analysis of the change in the net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. Increases in the value of assets will increase the NPV whereas decreases in the value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease the NPV whereas decreases in the value of liabilities will increase the NPV. The changes in the value of assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the value of assets in the same scenario. This analysis, presented in the table below, or the NPV Table, measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The Office of Thrift Supervision, or OTS, also produces a similar analysis using its own model based upon data submitted on Astoria Federal's quarterly Thrift Financial Reports, the results of which typically vary from our internal model primarily because of differences in assumptions utilized between our internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to the Gap Table were used, except for the scenarios which involve increases in interest rates, for which we have assumed, in the NPV Table, that those borrowings with embedded call options will be called at their next available call date and securities with embedded call options will not be called at their next available call date.

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

The following represents Astoria Federal's NPV Table as of March 31, 2001:

                              NET PORTFOLIO VALUE ("NPV")               PORTFOLIO VALUE OF ASSETS
   RATES IN           ----------------------------------------------    --------------------------
BASIS POINTS            DOLLAR            DOLLAR         PERCENTAGE         NPV       SENSITIVITY
(RATE SHOCK)            AMOUNT            CHANGE           CHANGE          RATIO        CHANGE
------------            ------            ------           ------          -----        ------
                                  (Dollars in Thousands)
  +200               $1,637,258        $(655,857)          (28.60)%         7.66%       (2.43)%
  +100                1,978,330         (314,785)          (13.73)          8.96        (1.13)
   -0-                2,293,115               --               --          10.09        --
  -100                2,097,925         (195,190)           (8.51)          9.07        (1.02)
  -200                1,750,540         (542,575)          (23.66)          7.47        (2.62)


        Our NPV ratio of 10.09% in the flat rate scenario and 7.66% in the up 200 basis point rate shock scenario represent a decrease from the December 31, 2000 results of 11.56% in the flat rate scenario and 8.10% in the up 200 basis point rate shock scenario, using the same set of assumptions which were used in the March 31, 2001 NPV Table. The decrease in the NPV ratios reflects the significant reduction in interest rates which occurred during the first quarter of 2001, thereby reducing the market value of our liabilities. However, our continued efforts to reposition the balance sheet, grow core deposits, emphasize ARM products and reduce callable borrowings have resulted in a significant reduction in our sensitivity measure. Our sensitivity measure (the change in NPV) in the up 200 basis point rate shock scenario at March 31, 2001 was negative 2.43% compared to negative 3.46% at December 31, 2000, utilizing the March set of assumptions. As discussed previously in the Gap analysis, the reductions in the federal funds rate during the quarter ended March 31, 2001 have created a significantly different interest rate environment than the one which existed at December 31, 2000. In our December 31, 2000 NPV Table we assumed that in the flat rate and up 100 and 200 basis point rate shock scenarios that borrowings with embedded call options would be called at their next call date and that securities with embedded call options would not be called at their next call date. At December 31, 2000, with callable borrowings being called and callable securities not being called in the flat rate scenario, as previously reported, the NPV ratio was 10.69% in a flat rate scenario, 8.10% in the up 200 basis point rate shock scenario and the sensitivity measure was negative 2.59% in the up 200 basis point rate shock scenario.

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

LOAN PORTFOLIO

        The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at March 31, 2001 and December 31, 2000.


                                                       At March 31, 2001             At December 31, 2000
                                                 -----------------------------     -------------------------
                                                                     Percent                        Percent
(Dollars in Thousands)                                 Amount        of Total          Amount       of Total
------------------------------------------------------------------------------     -------------------------
   MORTGAGE LOANS (GROSS):
        One-to-four family (1) ...........       $  9,868,336         86.17%        $ 9,863,935      86.79%
        Multi-family .....................            845,858          7.39             801,917       7.05
        Commercial real estate ...........            548,082          4.79             514,810       4.53
                                                 ------------        ------         -----------     ------

   Total mortgage loans...................         11,262,276         98.35          11,180,662      98.37
                                                 ------------        ------         -----------     ------

   CONSUMER AND OTHER LOANS (GROSS):
        Home equity ......................            138,123          1.21             133,748       1.18
        Passbook .........................              9,116          0.08               8,710       0.08
        Other ............................             41,732          0.36              42,252       0.37
                                                 ------------        ------         -----------     ------
   Total consumer and other loans ........            188,971          1.65             184,710       1.63
                                                 ------------        ------         -----------     ------

   TOTAL LOANS ...........................         11,451,247        100.00%         11,365,372     100.00%
                                                 ------------        ======         -----------     ======

   Unamortized premiums, discounts and
        deferred loan costs and fees, net.             71,123                            72,622
   Allowance for loan losses .............            (80,634)                          (79,931)
                                                 ------------                       -----------
   TOTAL LOANS, NET ......................       $ 11,441,736                       $11,358,063
                                                 ============                       ===========


---------------
(1) Includes loans classified as held-for-sale totaling $22.2 million at March 31, 2001 and $13.5 million at December 31, 2000.

SECURITIES PORTFOLIO

    The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at March 31, 2001 and December 31, 2000.


                                                         At March 31, 2001
                                           ------------------------------------------------
                                                          Gross        Gross      Estimated
                                            Amortized   Unrealized   Unrealized      Fair
(In Thousands)                                Cost        Gains        Losses       Value
-------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates      $   98,128    $ 1,081    $   (128)    $   99,081
       FHLMC pass-through certificates        178,432      2,616        (256)       180,792
       FNMA pass-through certificates         343,154      7,668        (473)       350,349
       REMICs and CMOs:
          Agency issuance                   4,957,945      8,435     (46,632)     4,919,748
          Non agency issuance               1,370,108      7,603      (3,891)     1,373,820
                                           ----------    -------    --------     ----------
   Total mortgage-backed securities         6,947,767     27,403     (51,380)     6,923,790
                                           ----------    -------    --------     ----------

  Other securities:
       Obligations of the U.S.
          Government and agencies             534,335        676      (4,210)       530,801
       Corporate debt securities               66,209         50      (6,946)        59,313
       FNMA and FHLMC preferred stock         120,015        460     (12,040)       108,435
       Asset-backed and other securities        2,421         --          (3)         2,418
                                           ----------    -------    --------     ----------
   Total other securities                     722,980      1,186     (23,199)       700,967
                                           ----------    -------    --------     ----------

Total available-for-sale                   $7,670,747    $28,589    $(74,579)    $7,624,757
                                           ==========    =======    ========     ==========

HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates      $    3,112    $   201    $     --     $    3,313
       FHLMC pass-through certificates         32,780      1,029          (1)        33,808
       FNMA pass-through certificates          11,002         34        (248)        10,788
       REMICs and CMOs
          Agency issuance                     471,963      4,712        (161)       476,514
          Non agency issuance                 279,132      3,740          (1)       282,871
                                           ----------    -------    --------     ----------
   Total mortgage-backed securities           797,989      9,716        (411)       807,294
                                           ----------    -------    --------     ----------

   Other securities:
       Obligations of the U.S.
         Government and agencies              675,818      4,433        (516)       679,735
       Obligations of states and
          political subdivisions               43,712          7          --         43,719
                                           ----------    -------    --------     ----------
   Total other securities                     719,530      4,440        (516)       723,454
                                           ----------    -------    --------     ----------

Total held-to-maturity                     $1,517,519    $14,156    $   (927)    $1,530,748
                                           ==========    =======    ========     ==========

                                                         At December 31, 2000
                                           ------------------------------------------------
                                                          Gross        Gross      Estimated
                                            Amortized   Unrealized   Unrealized      Fair
(In Thousands)                                Cost        Gains        Losses       Value
-------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
        GNMA pass-through certificates      $  103,716   $   916   $    (368)   $  104,264
        FHLMC pass-through certificates        187,768     2,169        (569)      189,368
        FNMA pass-through certificates         363,842     6,561        (694)      369,709
        REMICs and CMOs:
             Agency issuance                 5,096,905     1,421    (144,178)    4,954,148
             Non agency issuance             1,416,104     1,360     (23,768)    1,393,696
                                            ----------   -------   ---------    ----------
   Total mortgage-backed securities          7,168,335    12,427    (169,577)    7,011,185
                                            ----------   -------   ---------    ----------

   Other securities:
        Obligations of the U.S.
           Government and agencies             528,905         4     (29,341)      499,568
        Corporate debt securities               66,242        --     (10,064)       56,178
        FNMA and FHLMC preferred stock         147,515        68     (13,794)      133,789
        Asset-backed and other securities        2,506        --          (4)        2,502
                                            ----------   -------   ---------    ----------
   Total other securities                      745,168        72     (53,203)      692,037
                                            ----------   -------   ---------    ----------

Total available-for-sale                    $7,913,503   $12,499   $(222,780)   $7,703,222
                                            ==========   =======   =========    ==========

HELD-TO-MATURITY:
   Mortgage-backed securities:
        GNMA pass-through certificates      $    3,302   $   198   $      --    $    3,500
        FHLMC pass-through certificates         34,955       745          (7)       35,693
        FNMA pass-through certificates          11,490        32        (112)       11,410
        REMICs and CMOs:
             Agency issuance                   517,626     3,143      (1,219)      519,550
             Non agency issuance               296,156     1,525        (896)      296,785
                                            ----------   -------   ---------    ----------
   Total mortgage-backed securities            863,529     5,643      (2,234)      866,938
                                            ----------   -------   ---------    ----------

   Other securities:
        Obligations of the U.S.
          Government and agencies              804,659       442     (18,605)      786,496
        Obligations of states and
          political subdivisions                44,003        --         (20)       43,983
                                            ----------   -------   ---------    ----------
   Total other securities                      848,662       442     (18,625)      830,479
                                            ----------   -------   ---------    ----------

Total held-to-maturity                      $1,712,191   $ 6,085   $ (20,859)   $1,697,417
                                            ==========   =======   =========    ==========

COMPARISON OF FINANCIAL CONDITION AS OF
MARCH 31, 2001 AND DECEMBER 31, 2000
AND OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2001 AND 2000


FINANCIAL CONDITION

Total assets increased $304.9 million to $22.64 billion at March 31, 2001, from $22.34 billion at December 31, 2000. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings, while limiting growth. Mortgage loans, net, increased $71.1 million, from $11.24 billion at December 31, 2000 to $11.31 billion at March 31, 2001. Gross mortgage loans originated and purchased during the three months ended March 31, 2001 totaled $709.0 million, of which $452.9 million were originations and $256.1 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $397.4 million of originations and $173.3 million of purchases for a total of $570.7 million during the three months ended March 31, 2000. The increase in the mortgage loan originations was primarily a result of the general decrease in market interest rates, which has increased the level of mortgage refinance activity. This increase was partially offset by an increase in loan repayments to $612.0 million for the quarter ended March 31, 2001, from $318.9 million for the quarter ended March 31, 2000, which also was primarily a result of the decrease in market interest rates. Mortgage-backed securities decreased $152.9 million to $7.72 billion at March 31, 2001, from $7.87 billion at December 31, 2000. This decrease was the result of principal payments received of $286.5 million, offset by a decrease in the net unrealized loss on securities available-for-sale of $133.2 million.

In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, other securities decreased $120.2 million to $1.42 billion at March 31, 2001, from $1.54 billion at December 31, 2000, primarily due to $166.0 million in securities which were called or matured, partially offset by a decrease in the net unrealized loss on securities available-for-sale and the accretion of discounts on our U.S. Government and agency securities. Federal funds sold and repurchase agreements increased $558.3 million from $171.5 million at December 31, 2000, to $729.8 million at March 31, 2001. The increase in loan and securities repayments provided additional liquidity which we held primarily in federal funds sold at March 31, 2001 in anticipation of the repayment of borrowings which were maturing in the beginning of the second quarter, along with an increase in mortgage fundings. Other assets decreased $68.7 million from $209.6 million at December 31, 2000 to $140.9 million at March 31, 2001, primarily due to the decrease in the deferred tax asset which was directly related to the decrease in the net unrealized loss on securities available-for-sale.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits. Deposits increased $266.0 million from $10.07 billion at December 31, 2000 to $10.34 billion at March 31, 2001, primarily due to our current emphasis on deposit generation through competitive rates and new product offerings. Borrowings decreased $47.6 million to $10.15 billion at March 31, 2001, from $10.20 billion at December 31, 2000.

Stockholders' equity increased to $1.60 billion at March 31, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders' equity included a $94.8 million decrease in the net unrealized loss on securities available-for-sale, net of taxes. Additional increases in stockholders' equity were the result of net income of $54.4 million, the effect of stock options exercised and related tax benefit of $16.4 million, and the amortization for the allocated portion of shares held by the ESOP of $1.6 million. These increases were partially offset by repurchases of our common stock of $63.2 million and dividends declared of $14.5 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 2001 decreased $1.1 million to $54.4 million, from $55.5 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, diluted earnings per common share increased to $1.11 per share, as compared to $1.09 per share for the three months ended March 31, 2000. Return on average assets decreased to 0.97% for the three months ended March 31, 2001, from 0.99% for the three months ended March 31, 2000. Return on average stockholders' equity decreased to 13.88% for the three months ended March 31, 2001, from 18.51% for the three months ended March 31, 2000. Return on average tangible stockholders' equity decreased to 15.94% for the three months ended March 31, 2001, from 22.71% for the three months ended March 31, 2000. The decreases in the returns on equity are the result of a significantly higher level of equity. The increase in equity is primarily due to the decrease in the net unrealized loss on securities available-for-sale, net of taxes, which is a result of the general decline in market interest rates that occurred in response to the previously mentioned actions of the FOMC during the first quarter of 2001.

The results of operations for the three months ended March 31, 2001 include a $2.3 million, after-tax, charge for the cumulative effect of accounting change related to the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001. See "Notes to Consolidated Financial Statements" for further discussion of the impact of the implementation of SFAS No. 133 and SFAS No. 138. The results of operations for the three months ended March 31, 2000 include a $718,000, after-tax, net gain on the disposition of a banking office.

The following comparison of net operating earnings, diluted operating earnings per common share and related operating returns for the three months ended March 31, 2001 and 2000 exclude the cumulative effect of accounting change and the net gain on the disposition of a banking office. For the three months ended March 31, 2001, net operating earnings increased $1.9 million to $56.7 million, from $54.8 million for the three months ended March 31, 2000. Diluted operating earnings per common share for the three months ended March 31, 2001 increased to $1.16 per share from $1.08 per share for the three months ended March 31, 2000. The operating return on average assets for the three months ended March 31, 2001 increased to 1.01%, from 0.97% for the three months ended March 31, 2000. The operating return on average stockholders' equity for the three months ended March 31, 2001 decreased to 14.47%, from 18.27% for the three months ended March 31, 2000. The operating return on average tangible stockholders' equity for the three months ended March 31, 2001 decreased to 16.62%, from 22.42% for the three months ended March 31, 2000. As previously discussed, the decreases in the returns on equity are primarily the result of the decrease in the net unrealized loss on securities available-for-sale, net of taxes, which significantly contributed to the increase in stockholders' equity.

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

For the three months ended March 31, 2001, net interest income decreased $8.8 million to $123.4 million, from $132.2 million for the three months ended March 31, 2000. This decrease was primarily a result of the decrease in the net interest rate spread. The net interest rate spread decreased from 2.12% for the three months ended March 31, 2000, to 2.01% for the three months ended March 31, 2001. The change in net interest rate spread is a result of an increase in the average cost of interest-bearing liabilities from 4.74% for the three months ended March 31, 2000, to 4.92% for the three months ended March 31, 2001, partially offset by an increase in the average yield on interest-earning assets from 6.86% for the three months ended March 31, 2000, to 6.93% for the three months ended March 31, 2001. Net interest-earning assets decreased $73.2 million, from $1.29 billion for the three months ended March 31, 2000, to $1.22 billion for the three months ended March 31, 2001. The decrease in net interest-earning assets was the result of a decrease in total interest-earning assets of $560.5 million, from $22.06 billion for the three months ended March 31, 2000, to $21.50 billion for the three months ended March 31, 2001, partially offset by a decrease in total interest-bearing liabilities of $487.3 million, from $20.77 billion for the three months ended March 31, 2000 to $20.28 billion for the three months ended March 31, 2001. The net interest margin was 2.30% for the three months ended March 31, 2001 and 2.40% for the three months ended March 31, 2000.

ANALYSIS OF NET INTEREST INCOME

The following table sets forth certain information for the three months ended March 31, 2001 and 2000. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include the amortization of fees, premiums and discounts which are considered adjustments to interest rates.

                                                                    Three Months Ended  March 31,
                                         ------------------------------------------------------------------------------------
                                                            2001                                    2000
                                         ------------------------------------------------------------------------------------
                                                                         Average                                   Average
                                           Average                       Yield/       Average                       Yield/
(Dollars in Thousands)                     Balance        Interest        Cost        Balance      Interest          Cost
-----------------------------------------------------------------------------------------------------------------------------
                                                                      (Annualized)                               (Annualized)
ASSETS:
   Interest-earning assets:
       Mortgage loans (1)                $11,318,886   $   203,191       7.18%     $10,260,349    $  183,712          7.16%
       Consumer and other loans (1)          188,626         4,879      10.35          173,505         4,294          9.90
       Mortgage-backed securities (2)      7,848,310       127,716       6.51        9,491,191       154,024          6.49
       Other securities (2)                1,795,952        32,089       7.15        1,849,215        32,390          7.01
       Federal funds sold and
         repurchase agreements               343,900         4,678       5.44          281,900         4,099          5.82
                                          ----------   -----------                 -----------    ----------
    Total interest-earning assets         21,495,674       372,553       6.93       22,056,160       378,519          6.86
                                                       -----------                                ----------
    Non-interest-earning assets              879,997                                   438,466
                                          ----------                               -----------
Total assets                             $22,375,671                               $22,494,626
                                          ==========                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
       Savings                           $ 2,437,685   $    12,161       2.00%     $ 2,573,434    $   12,913          2.01%
       Certificates of deposit             5,162,621        73,687       5.71        4,935,841        66,634          5.40
       NOW and money manager (3)           1,002,920         1,393       0.56          893,191         1,317          0.59
       Money market                        1,520,725        18,323       4.82        1,215,519        15,234          5.01
                                          ----------   -----------                  ----------     ---------
       Total deposits                     10,123,951       105,564       4.17        9,617,985        96,098          4.00
       Borrowed funds                     10,153,928       143,628       5.66       11,147,156       150,219          5.39
                                          ----------   -----------                  ----------     ---------
    Total interest-bearing liabilities    20,277,879       249,192       4.92       20,765,141       246,317          4.74
                                                       -----------                                 ---------
    Non-interest-bearing liabilities         529,614                                   529,950
                                          ----------                               -----------

Total liabilities                         20,807,493                                21,295,091
Stockholders' equity                       1,568,178                                 1,199,535
                                          ----------                               -----------
Total liabilities and stockholders'
    equity                               $22,375,671                               $22,494,626
                                          ==========                                ==========


    Net interest income/net interest
        rate spread                                    $   123,361       2.01%                    $  132,202          2.12%
                                                        ==========       ====                     ==========          ====

    Net interest-earning assets/net
       interest margin                   $ 1,217,795                     2.30%     $1,291,019                         2.40%
                                          ==========                     ====       =========                         ====
    Ratio of interest-earning assets
      to interest-bearing liabilities           1.06x                                    1.06x
                                                =====                                    =====

--------------------------

(1) Mortgage, consumer and other loans include non-performing loans and exclude the allowance for loan losses.

(2)     Securities available-for-sale are reported at average amortized cost.

(3) Prior period restated to include NOW and money manager accounts bearing an interest rate of zero.

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

                                                                Quarter Ended March 31, 2001
                                                                         Compared to
                                                                Quarter Ended March 31, 2000
                                                            -----------------------------------
(In Thousands)                                                        Increase (Decrease)
-----------------------------------------------------------------------------------------------
                                                              Volume         Rate          Net
                                                              ------         ----          ---
Interest-earning assets:
   Mortgage loans.....................................     $  18,966      $    513       $ 19,479
   Consumer and other loans...........................           385           200            585
   Mortgage-backed securities.........................       (26,781)          473        (26,308)
   Other securities...................................          (942)          641           (301)
   Federal funds sold and repurchase
      agreements......................................           860          (281)           579
                                                            --------       -------       --------
Total.................................................        (7,512)        1,546         (5,966)
                                                            --------       -------       --------
Interest-bearing liabilities:
   Savings............................................          (687)          (65)          (752)
   Certificates of deposit ...........................         3,136         3,917          7,053
   NOW and money manager..............................           149           (73)            76
   Money market ......................................         3,687          (598)         3,089
   Borrowed funds.....................................       (13,852)        7,261         (6,591)
                                                            --------      --------       --------
Total.................................................        (7,567)       10,442          2,875
                                                            --------      --------       --------
Net change in net interest
   income.............................................      $     55      $ (8,896)      $ (8,841)
                                                            ========      ========       ========

INTEREST INCOME

Interest income for the three months ended March 31, 2001 decreased $5.9 million to $372.6 million, from $378.5 million for the three months ended March 31, 2000. This decrease was the result of a decrease in the average balance of interest-earning assets from $22.06 billion for the three months ended March 31, 2000 to $21.50 billion for the three months ended March 31, 2001. The decrease in average interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed securities resulting from principal repayments, partially offset by an increase in the average balance of mortgage loans. The decrease and shift in assets reflect our decision to limit balance sheet growth while continuing to emphasize one-to-four family mortgage lending. Additionally, during the fourth quarter of 2000, we implemented a Bank Owned Life Insurance, or BOLI, program which decreased interest-earning assets by approximately $250.0 million. The decrease in the average balance of interest-earning assets was partially offset by an increase in the average yield of interest-earning assets from 6.86% for the three months ended March 31, 2000 to 6.93% for the three months ended March 31, 2001. The increase in the average yield on interest-earning assets is primarily due to the increases in the average yields on mortgage-backed and other securities and mortgage loans which reflects the higher interest rate environment which prevailed throughout 2000.

Interest income on mortgage loans increased $19.5 million to $203.2 million for the three months ended March 31, 2001, from $183.7 million for the three months ended March 31, 2000. This increase was primarily the result of a $1.06 billion increase in the average balance of mortgage loans, primarily one-to-four family loans, coupled with a slight increase in the average yield on mortgage loans to 7.18% for the three months ended March 31, 2001, from 7.16% for the three months ended March 31, 2000. Interest income on consumer and other loans increased $585,000 resulting from an increase in the average balance of this portfolio of $15.1 million, coupled with an increase in the average yield to 10.35% for the three months ended March 31, 2001, from 9.90% for the three months ended March 31, 2000. Interest income on mortgage-backed securities decreased $26.3 million to $127.7 million for the three months ended March 31, 2001, from $154.0 million for the three months ended March 31, 2000. This decrease was the result of a $1.64 billion decrease in the average balance of the mortgage-backed securities portfolio, slightly offset by an increase in the average yield to 6.51% for the three months ended March 31, 2001, from 6.49% for the three months ended March 31, 2000. Interest income on other securities decreased $301,000 resulting from a decrease in the average balance of this portfolio of $53.3 million, partially offset by an increase in the average yield to 7.15% for the three months ended March 31, 2001, from 7.01% for the three months ended March 31, 2000. Interest income on federal funds sold and repurchase agreements increased $579,000 as a result of an increase in the average balance of $62.0 million, partially offset by a decrease in the average yield to 5.44% for the three months ended March 31, 2001, from 5.82% for the three months ended March 31, 2000.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2001 increased $2.9 million, to $249.2 million, from $246.3 million for the three months ended March 31, 2000. This increase was the result of an increase in the average cost of interest-bearing liabilities to 4.92% for the three months ended March 31, 2001, from 4.74% for the three months ended March 31, 2000, partially offset by a $487.3 million decrease in the average balance of interest-bearing liabilities. The decrease in average interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning the balance sheet. The increase in the average cost of interest-bearing liabilities is primarily due to the increase in the cost of our certificates of deposit. In addition to repositioning the mix of liabilities, we have made efforts to extend the average lives of our liabilities. The additional cost of the certificates of deposit reflects our commitment to provide our customers with competitive rates and support our objective to shift the liability mix and average life during the rising rate environment we experienced during 2000.

Interest expense on deposits increased $9.5 million, to $105.6 million for the three months ended March 31 2001, from $96.1 million for the three months ended March 31, 2000, reflecting an increase in the average balance of total deposits of $506.0 million, coupled with an increase in the average cost of deposits to 4.17% for the three months ended March 31, 2001, from 4.00% for the three months ended March 31, 2000. The increases in the average balance and average cost of total deposits were primarily driven by increases in the average balances of money market accounts and certificates of deposit and an increase in rates on our certificates of deposit. Interest expense on certificates of deposit increased $7.1 million resulting from an increase in the average cost to 5.71% for the three months ended March 31, 2001, from 5.40% for the three months ended March 31, 2000, coupled with an increase in the average balance of $226.8 million. The increases in the average cost and average balance of certificates of deposit reflect both the interest rate environment over the past year and our commitment to offer competitive rates to our customers.

Interest expense on money market accounts increased $3.1 million, reflecting an increase in the average balance of $305.2 million, partially offset by a decrease in the average cost to 4.82% for the three months ended March 31, 2001, from 5.01% for the three months ended March 31, 2000. Interest paid on money market accounts is on a tiered basis with 90.44% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. Interest expense on savings accounts decreased $752,000, which was attributable to a decrease in the average balance of $135.7 million, coupled with a slight decrease in the average cost. Interest expense on NOW and money manager accounts increased $76,000 as a result of an increase in the average balance of $109.7 million, partially offset by a decrease in the average cost.

Interest expense on borrowed funds for the three months ended March 31, 2001 decreased $6.6 million, to $143.6 million, from $150.2 million for the three months ended March 31, 2000, resulting from a decrease in the average balance of $1.0 billion to $10.15 billion for the three months ended March 31, 2001 from $11.15 billion for the three months ended March 31, 2000, partially offset by an increase in the average cost of borrowings to 5.66% for the three months ended March 31, 2001, from 5.39% for the three months ended March 31, 2000. Previous asset growth was primarily funded through callable borrowings, which, in a lower interest rate environment, was a more cost effective way to fund our growth. The rising interest rate environment which prevailed throughout most of 2000 resulted in most of our borrowings being called upon reaching their call dates during the year ended December 31, 2000. While a portion of the called borrowings were repaid, the remainder of the called borrowings were rolled over into short- and medium-term borrowings without call features at higher rates.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaled $1.0 million for the three months ended March 31, 2001 and 2000. The allowance for loan losses increased to $80.6 million at March 31, 2001, from $79.9 million at December 31, 2000. The increase in the allowance for loan losses in part reflects the overall increase in our loan portfolio despite the continued improvement of our asset quality. Net loan charge-offs totaled $299,000 for the three months ended March 31, 2001 compared to $205,000 for the three months ended March 31, 2000. Non-performing loans decreased $2.3 million to $33.9 million at March 31, 2001, from $36.2 million at December 31, 2000. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 220.88% at December 31, 2000 to 237.59% at March 31, 2001. The allowance for loan losses as a percentage of total loans was 0.70% at March 31, 2001 and December 31, 2000. For further discussion of non-performing loans and allowance for loan losses see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2001 increased $4.4 million, or 23.8%, to $22.7 million from $18.3 million for the three months ended March 31, 2000. Excluding the net gain on the disposition of a banking office of $1.1 million in the first quarter of 2000, non-interest income for the three months ended March 31, 2001 increased $5.5 million, or 32.3%, to $22.7 million, from $17.2 million for the three months ended March 31, 2000.

Customer service and other loan fees increased $1.9 million to $13.1 million for the three months ended March 31, 2001, from $11.2 million for the three months ended March 31, 2000. The increase in customer service fees was primarily attributable to an increase in deposit accounts coupled with an increase in customer service fees which became effective during the first quarter of 2001. Loan servicing fees decreased $558,000 to $4.0 million for the three months ended March 31, 2001, from $4.5 million for the three months ended March 31, 2000. Loan servicing fees include all contractual and ancillary servicing revenue we receive. This decrease is due to a decrease in the balance of loans serviced for others from $4.30 billion at March 31, 2000 to $3.79 billion at March 31, 2001. The decrease in the balance of loans serviced for others is reflective of our emphasis on originating loans to be retained for portfolio. During the three months ended March 31, 2001, we recognized $4.2 million in income from our BOLI which we purchased in November 2000. This income represents the increase in the cash surrender value of the BOLI.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2001 was $56.7 million, a decrease of $1.5 million from $58.2 million for the three months ended March 31, 2000. General and administrative expense decreased $1.6 million to $44.7 million for the three months ended March 31, 2001, from $46.3 million for the three months ended March 31, 2000. Compensation and benefits increased $928,000 to $23.1 million for the three months ended March 31, 2001, from $22.2 million for the three months ended March 31, 2000. Occupancy, equipment and systems expense decreased $1.2 million to $13.0 million for the three months ended March 31, 2001, from $14.2 million for the three months ended March 31, 2000. Other general and administrative expense decreased $1.1 million to $6.2 million for the three months ended March 31, 2001, from $7.3 million for the three months ended March 31, 2000.

Net amortization of mortgage servicing rights increased $1.7 million to $3.1 million for the three months ended March 31, 2001, from $1.4 million for the three months ended March 31, 2000. Net amortization of mortgage servicing rights includes valuation allowance adjustments for the impairment of mortgage servicing rights. The increase in the net amortization of mortgage servicing rights is due to a provision for the valuation allowance for mortgage servicing rights of $1.0 million for the three months ended March 31, 2001 versus a recovery of $251,000 for the three months ended March 31, 2000, coupled with a $418,000 increase in the amortization of mortgage servicing rights. The increase in the amortization of mortgage servicing rights is due to the increase in prepayment speeds and refinance activity which is a result of the interest rate environment which prevailed during the three months ended March 31, 2001. The increase in the valuation allowance is due to the increase in projected prepayment speeds resulting from the perception of declining rates in the future. Goodwill litigation expense decreased $1.5 million to $1.0 million for the three months ended March 31, 2001, from $2.5 million for the three months ended March 31, 2000. For further discussion on the goodwill litigation proceedings, see Part II - Item 1, "Legal Proceedings."

Our percentage of general and administrative expense to average assets improved to 0.80% for the three months ended March 31, 2001, from 0.82% for the three months ended March 31, 2000. The efficiency ratio also improved to 30.57% for the three months ended March 31, 2001, from 30.99% for the three months ended March 31, 2000.

INCOME TAX EXPENSE

For the three months ended March 31, 2001, income tax expense was $31.7 million, representing an effective tax rate of 35.8%, as compared to $35.9 million, representing an effective tax rate of 39.3%, for the three months ended March 31, 2000. The reduction in the effective tax rate was due primarily to tax benefits associated with the implementation of the BOLI program in November 2000.

CASH EARNINGS

Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.40 billion at March 31, 2001, compared to $1.31 billion at December 31, 2000. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

Although reported earnings and return on equity are traditional measures of a company's performance, we believe that the change in tangible equity, or "cash earnings," and related return measures are also a significant measure of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of ESOP stock and the amortization of goodwill. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP charges, through a contra-equity account, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization, for which the related intangible asset has already been deducted in the calculation of tangible equity.

The following comparisons exclude the $2.3 million, after-tax, charge for the cumulative effect of accounting change recognized in the first quarter of 2001 and the $718,000, after-tax, net gain on the disposition of a banking office recognized in the first quarter of 2000. For the three months ended March 31, 2001, operating cash earnings totaled $63.1 million, or $6.4 million more than operating earnings, representing a cash return on average tangible equity of 18.49%. For the three months ended March 31, 2000, operating cash earnings totaled $61.5 million, or $6.7 million more than operating earnings, representing an operating cash return on average tangible equity of 25.17%. Diluted operating cash earnings per common share increased to $1.29 for the three months ended March 31, 2001 from $1.21 for the three months ended March 31, 2000. Operating cash return on average assets was 1.13% for the three months ended March 31, 2001 and 1.09% for the three month ended March 31, 2000. Additionally, the operating cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio decreased to 0.77% for the three months ended March 31, 2001, from 0.79% for the three months March 31, 2000. The operating cash efficiency ratio was 29.48% for the three months ended March 31, 2001 and 29.71% for the three months ended March 31, 2000. For more details on operating earnings and operating cash earnings, see "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on the following page.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF OPERATING EARNINGS AND OPERATING CASH EARNINGS
------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                                                Three Months Ended
                                                                      March 31,
                                                               --------------------
                                                                  2001        2000
                                                                  ----        ----
Net income                                                     $ 54,416    $ 55,497
Add back: Cumulative effect of accounting change, net of tax      2,294          --
Less: Net gain on disposition of banking office, net of tax          --         718
                                                               --------    --------
Operating earnings                                               56,710      54,779

Preferred dividends declared                                     (1,500)     (1,500)
                                                               --------    --------

Operating earnings available to common shareholders            $ 55,210    $ 53,279
                                                               ========    ========

Basic operating earnings per common share                      $   1.18    $   1.09
                                                               ========    ========
Diluted operating earnings per common share                    $   1.16    $   1.08
                                                               ========    ========

Operating earnings available to common shareholders            $ 55,210    $ 53,279
Add back:
      Employee stock plans amortization expense                   1,602       1,900
      Amortization of goodwill                                    4,811       4,824
                                                               --------    --------

Operating cash earnings available to common shareholders       $ 61,623    $ 60,003
                                                               ========    ========

Basic operating cash earnings per common share                 $   1.32    $   1.23
                                                               ========    ========
Diluted operating cash earnings per common share               $   1.29    $   1.21
                                                               ========    ========


ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped strengthen our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, maintaining sound credit standards for new loan originations and a generally stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1995 through March 31, 2001. Non-performing assets decreased from $40.0 million at December 31, 2000 to $38.3 million at March 31, 2001. The ratio of non-performing assets to total assets decreased from 0.18% at December 31, 2000 to 0.17% at March 31, 2001. The following table on page 29 shows a comparison of delinquent loans as of March 31, 2001 and December 31, 2000.

                                                                        Delinquent Loans
                                                                        ---------------
                                                 At March 31, 2001                              At December 31, 2000
                               ---------------------------------------------       --------------------------------------------
                                     60-89 Days            90 Days or More             60-89 Days             90 Days or More
                               --------------------     --------------------       -------------------      -------------------
                                Number    Principal      Number    Principal       Number     Principal     Number   Principal
                                  of       Balance        of        Balance         of         Balance        of      Balance
(Dollars in Thousands)           Loans    of Loans       Loans      of Loans       Loans      of Loans       Loans    of Loans
----------------------          -------------------     --------------------       -------------------      -------------------
 One-to-four family........       15     $   431          253       $30,138          31       $1,459          284     $32,529
 Multi-family..............        -           -            2           987           -            -            2         990
 Commercial real estate....        2         312            4         1,886           2          791            3       1,765
 Consumer and other loans..      105         631          118           928         125          728           99         903
                                 ---      ------          ---        ------         ---        -----          ---      ------

 Total delinquent loans....      122      $1,374          377       $33,939         158       $2,978          388     $36,187
                                 ===       =====          ===        ======         ===        =====          ===      ======
  Delinquent loans to total
        loans.............                  0.01%                      0.30%                    0.03%                    0.32%

The following table sets forth information regarding non-performing assets at March 31, 2001 and December 31, 2000. In addition to the non-performing loans, we had approximately $1.4 million of potential problem loans at March 31, 2001 and $3.0 million at December 31, 2000. Such loans are 60-89 days delinquent as shown above.

                           Non-Performing Assets

                                                      At           At
                                                   March 31,   December 31,
                                                     2001         2000
                                                  ----------   -----------
                                                  (Dollars in Thousands)
Non-accrual delinquent mortgage loans (1)           $31,922    $34,332
Non-accrual delinquent consumer and other loans         928        903
Mortgage loans delinquent 90 days or more and
  still accruing interest (2)                         1,089        952
                                                    -------    -------
     Total non-performing loans                      33,939     36,187
                                                    -------    -------

Real estate owned, net (3)                            4,373      3,801
                                                    -------    -------
     Total non-performing assets                    $38,312    $39,988
                                                    =======    =======

Allowance for loan losses to non-performing loans    237.59%    220.88%
Allowance for loan losses to total loans               0.70%      0.70%


(1)     Consists primarily of loans secured by one-to-four family properties.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments and are secured by one-to-four family properties.

(3) Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.


If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $699,000 for the three months ended March 31, 2001 and $2.9 million for the year ended December 31, 2000. Actual payments recorded to interest income, with respect to such loans, totaled $287,000 for the three months ended March 31, 2001 and $1.6 million for the year ended December 31, 2000.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $4.8 million at March 31, 2001 and $5.2 million at December 31, 2000.

      The following table sets forth the change in allowance for loan losses.


(In Thousands)

  Allowance for Loan Losses:
     Balance at December 31, 2000..............................     $ 79,931
           Provision charged to operations.....................        1,002
           Charge-offs:
                  One-to-four family...........................         (144)
                  Multi-family.................................            -
                  Commercial...................................            -
                  Consumer and other...........................         (386)
                                                                      -------
           Total charge-offs ..................................         (530)
                                                                     -------

           Recoveries:
                  One-to-four family...........................            3
                  Multi-family.................................            -
                  Commercial ..................................            9
                  Consumer and other ..........................          219
                                                                     -------
           Total recoveries  ..................................          231
                                                                     -------
           Total net charge-offs...............................         (299)
                                                                     -------
     Balance at March 31, 2001.................................     $ 80,634
                                                                    =======

IMPACT OF NEW AND PROPOSED ACCOUNTING STANDARDS

In September 2000, the FASB Issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," or SFAS No. 140. SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishment of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 15, 2000 and have been incorporated into our consolidated financial statements. The remaining provisions are effective for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. The implementation of SFAS No. 140 did not have a material impact on our financial condition.

On February 14, 2001, the FASB issued a revised exposure draft "Business Combinations and Intangible Assets - Accounting for Goodwill," or the Draft, which is a limited revision of an exposure draft issued September 7, 1999. In the Draft, the FASB indicated that the amortization of goodwill created with respect to business combinations completed both before and after the effective date of any final pronouncement would be discontinued. Should the Draft be formally implemented, we anticipate it to be effective for the third quarter of 2001. At such time, we would cease recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.40 per diluted common share, based on shares outstanding at March 31, 2001, which would result in the reporting of increased annual net income and earnings per share by these amounts.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For a description of our quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis."


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        With respect to the case entitled Astoria Federal Savings and Loan Association vs. United States, or the Astoria Goodwill Litigation, which is pending in the United States Court of Federal Claims, the Company previously reported that expert discovery had been stayed by the Court until 30 days following the filing of a decision in the appeal before the United States Court of Appeals for the Federal Circuit in the case of California Federal Bank, FSB
v. United States, Case No. 99-5108, -5199, or the Calfed decision. The United States Court of Appeals for the Federal Circuit issued its opinion in such case on April 3, 2001. Accordingly, expert discovery resumed in the Astoria Goodwill Litigation on or about May 3, 2001.

        With respect to the case entitled The Long Island Savings Bank, FSB et al. vs. The United States, or the LISB Goodwill Litigation, which is also pending in the United States Court of Federal Claims, the Company previously reported that Senior Judge Lawrence S. Margolis, to whom the case is assigned, ordered that oral arguments be held on April 10, 2001 with respect to our pending motion for partial summary judgment and the Government's cross motions. At the conclusion of oral arguments held on April 10, 2001, the Court issued orders which denied the Government's motion to dismiss those counts of the complaint in the LISB Goodwill Litigation based upon takings under the Fifth Amendment of the United States Constitution and with respect to interest that may be due as a result of any damages award arising from a taking under the Fifth Amendment of the United States Constitution. The Court granted the Government's motion to dismiss as to those counts of the complaint which were based on breach of an implied contract, failure of consideration and frustration of purpose. All other causes of action remain outstanding. Following such oral arguments, the Court denied both our motion and the Government's motions for partial summary judgment and summary judgment, respectively, on the basis that there are genuine issues of material fact with respect to the Company's breach of contract claim.

        Based upon our review of these decisions and other decisions rendered in the Winstar related cases, including but not limited to the Calfed decision, we are unable to predict with any degree of certainty the outcome of our claims against the United States and the amount of damages that may be awarded in connection with either the LISB Goodwill Litigation or the Astoria Goodwill

Litigation, if any. No assurance can be given as to the results of these claims or the timing of any proceedings in relation thereto.

        For further information regarding legal proceedings see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2000.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11.     Statement Regarding Computation of Per Share Earnings.

          (b)  Reports on Form 8-K

               1. Form 8-K dated January 24, 2001 which made available the information to access a live audio-webcast of Astoria Financial Corporation's presentation at the Salomon Smith Barney 4th Annual Financial Services Conference, as well as a copy of the written material made available at the conference.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Astoria Financial Corporation



Dated: May 14, 2001               By:      /s/    Monte N. Redman
       ----------------------              -----------------------------
                                                   Monte N. Redman
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No                    Identification of Exhibit
----------                    -------------------------
  11.                  Statement Regarding Computation of Per Share Earnings