Form 10-Q
period 2001-06-30
ASTORIA FINANCIAL CORP
filed 2001-08-13
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from           to
                                                -----------  ----------
                         Commission file number 0-22228

                          ASTORIA FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                           11-3170868
         --------                                           ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

One Astoria Federal Plaza, Lake Success, New York            11042-1085
-------------------------------------------------            ----------
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

                        YES     X         NO
                            -------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock              Number of Shares Outstanding, July 31, 2001
-----------------------              -------------------------------------------

   .01 Par Value                                 48,178,309
   -------------                                 ----------

                         PART I -- FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
Item 1.           Financial Statements (Unaudited).

                  Consolidated Statements of Financial Condition at June 30, 2001                             2
                  and December 31, 2000.

                  Consolidated Statements of Income for the Three Months and Six                              3
                  Months Ended June 30, 2001 and June 30, 2000.

                  Consolidated Statement of Changes in Stockholders' Equity for the                           4
                  Six Months Ended June 30, 2001.

                  Consolidated Statements of Cash Flows for the Six Months Ended                              5
                  June 30, 2001 and June 30, 2000.

                  Notes to Consolidated Financial Statements.                                                 6

Item 2.           Management's Discussion and Analysis of Financial Condition and                             9
                  Results of Operations.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.                                 36


                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           36

Item 2.           Changes in Securities and Use of Proceeds                                                   37

Item 3.           Defaults Upon Senior Securities                                                             37

Item 4.           Submission of Matters to a Vote of Security Holders                                         38

Item 5.           Other Information                                                                           39

Item 6.           Exhibits and Reports on Form 8-K                                                            39

                  (a)  Exhibits
                       (11)  Statement Regarding Computation of Per Share Earnings

                  (b)  Reports on Form 8-K

                  Signatures                                                                                  40

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                          AT              AT
                                                                                       JUNE 30,      DECEMBER 31,
(In Thousands, Except Share Data)                                                        2001            2000
----------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                            $    140,512     $    135,726
Federal funds sold and repurchase agreements                                          1,069,409          171,525
Available-for-sale securities:
  Encumbered                                                                          3,952,205        6,983,481
  Unencumbered                                                                          640,026          719,741
                                                                                   ------------     ------------
                                                                                      4,592,231        7,703,222
Held-to-maturity securities, fair value of $3,831,230 and $1,697,417, respectively:
  Encumbered                                                                          3,683,135        1,396,213
  Unencumbered                                                                          171,918          315,978
                                                                                   ------------     ------------
                                                                                      3,855,053        1,712,191

Federal Home Loan Bank of New York stock                                                285,250          285,250
Loans held-for-sale                                                                      37,598           15,699
Loans receivable:
  Mortgage loans, net                                                                11,457,775       11,239,141
  Consumer and other loans, net                                                         198,198          183,154
                                                                                   ------------     ------------
                                                                                     11,655,973       11,422,295
  Less allowance for loan losses                                                         81,376           79,931
                                                                                   ------------     ------------
Total loans receivable, net                                                          11,574,597       11,342,364
Mortgage servicing rights, net                                                           37,992           40,962
Accrued interest receivable                                                             103,522          109,439
Premises and equipment, net                                                             152,235          154,582
Goodwill                                                                                195,028          204,649
Bank owned life insurance                                                               255,743          251,565
Other assets                                                                            150,866          209,628
                                                                                   ------------     ------------

Total assets                                                                       $ 22,450,036     $ 22,336,802
                                                                                   ============     ============

Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Savings                                                                       $  2,497,460     $  2,434,387
     Money market                                                                     1,749,881        1,482,615
     NOW and money manager                                                            1,090,280        1,004,950
     Certificates of deposit                                                          5,296,402        5,149,735
                                                                                   ------------     ------------
   Total deposits                                                                    10,634,023       10,071,687
   Reverse repurchase agreements                                                      7,485,000        7,785,000
   Federal Home Loan Bank of New York advances, net                                   1,964,000        1,910,000
   Other borrowings, net                                                                300,978          502,371
   Mortgage escrow funds                                                                134,551          116,487
   Accrued expenses and other liabilities                                               209,466          313,094
                                                                                   ------------     ------------
Total liabilities                                                                    20,728,018       20,698,639
                                                                                   ------------     ------------

Guaranteed preferred beneficial interest in junior subordinated debentures              125,000          125,000

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- shares issued and outstanding)            --               --
     Series B (2,000,000 shares authorized, issued and outstanding)                       2,000            2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 shares issued; and 48,187,963 and 49,643,554 shares
     outstanding, respectively)                                                             555              555
   Additional paid-in capital                                                           817,327          807,357
   Retained earnings                                                                  1,130,582        1,059,048
   Treasury stock (7,310,333 and 5,854,742 shares, at cost, respectively)              (296,934)        (203,632)
   Accumulated other comprehensive income:
     Net unrealized loss on securities, net of taxes                                    (26,093)        (121,043)
   Unallocated common stock held by ESOP                                                (30,419)         (31,122)
                                                                                   ------------     ------------
Total stockholders' equity                                                            1,597,018        1,513,163
                                                                                   ------------     ------------

Total liabilities and stockholders' equity                                         $ 22,450,036     $ 22,336,802
                                                                                   ============     ============

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                               -----------------------------   -----------------------------
(In Thousands, Except Share Data)                                   2001            2000            2001           2000
----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                              $     203,692   $     188,001   $     406,883   $     371,713
   Consumer and other loans                                            4,470           4,274           9,349           8,568
   Mortgage-backed securities                                        117,729         148,001         245,445         302,025
   Other securities                                                   28,498          32,710          60,587          65,100
   Federal funds sold and repurchase agreements                        8,600           4,570          13,278           8,669
                                                               -------------   -------------   -------------   -------------
Total interest income                                                362,989         377,556         735,542         756,075
                                                               -------------   -------------   -------------   -------------

Interest expense:
   Deposits                                                          104,580         100,229         210,144         196,327
   Borrowed funds                                                    140,296         149,395         283,924         299,614
                                                               -------------   -------------   -------------   -------------
Total interest expense                                               244,876         249,624         494,068         495,941
                                                               -------------   -------------   -------------   -------------
Net interest income                                                  118,113         127,932         241,474         260,134
Provision for loan losses                                              1,023           1,005           2,025           2,005
                                                               -------------   -------------   -------------   -------------
Net interest income after provision for loan losses                  117,090         126,927         239,449         258,129
                                                               -------------   -------------   -------------   -------------

Non-interest income:
   Customer service and other loan fees                               14,529          12,022          27,596          23,231
   Loan servicing fees                                                 4,020           4,297           8,000           8,835
   Net gain on sales of loans                                          1,392             178           1,725             295
   Net gain on disposition of banking offices                           --             2,794            --             3,976
   Income from bank owned life insurance                               4,304            --             8,486            --
   Other                                                               1,377             861           2,527           2,160
                                                               -------------   -------------   -------------   -------------
Total non-interest income                                             25,622          20,152          48,334          38,497
                                                               -------------   -------------   -------------   -------------

Non-interest expense:
   General and administrative:
      Compensation and benefits                                       22,471          21,130          45,578          43,309
      Occupancy, equipment and systems                                12,971          13,081          25,952          27,312
      Federal deposit insurance premiums                                 493             523             990           1,040
      Advertising                                                      1,675           2,190           3,529           4,236
      Other                                                            6,826           6,638          13,046          13,946
                                                               -------------   -------------   -------------   -------------
   Total general and administrative                                   44,436          43,562          89,095          89,843
   Net amortization of mortgage servicing rights                       1,836           1,871           4,951           3,293
   Goodwill litigation                                                   852           1,774           1,873           4,287
   Capital trust securities                                            3,104           3,104           6,208           6,216
   Amortization of goodwill                                            4,810           4,824           9,621           9,648
                                                               -------------   -------------   -------------   -------------
Total non-interest expense                                            55,038          55,135         111,748         113,287
                                                               -------------   -------------   -------------   -------------

Income before income tax expense and cumulative effect
   of accounting change                                               87,674          91,944         176,035         183,339
Income tax expense                                                    30,489          36,084          62,140          71,982
                                                               -------------   -------------   -------------   -------------

Income before cumulative effect of accounting change                  57,185          55,860         113,895         111,357

Cumulative effect of accounting change, net of tax                      --              --            (2,294)           --
                                                               -------------   -------------   -------------   -------------

Net income                                                            57,185          55,860         111,601         111,357

Preferred dividends declared                                          (1,500)         (1,500)         (3,000)         (3,000)
                                                               -------------   -------------   -------------   -------------

Net income available to common shareholders                    $      55,685   $      54,360   $     108,601   $     108,357
                                                               =============   =============   =============   =============

Basic earnings per common share:
   Income before accounting change                             $        1.21   $        1.13   $        2.39   $        2.23
                                                               =============   =============   =============   =============
   Cumulative effect of accounting change, net of tax          $          --   $          --   $        0.05   $          --
                                                               =============   =============   =============   =============
   Net earnings per common share                               $        1.21   $        1.13   $        2.34   $        2.23
                                                               =============   =============   =============   =============

Diluted earnings per common share:
   Income before accounting change                             $        1.19   $        1.11   $        2.35   $        2.20
                                                               =============   =============   =============   =============
   Cumulative effect of accounting change, net of tax          $          --   $          --   $        0.05   $          --
                                                               =============   =============   =============   =============
   Net earnings per common share                               $        1.19   $        1.11   $        2.30   $        2.20
                                                               =============   =============   =============   =============

Dividends per common share                                     $        0.31   $        0.26   $        0.57   $        0.50
                                                               =============   =============   =============   =============


Basic weighted average common shares                              45,980,188      48,273,799      46,365,295      48,489,519
Diluted weighted average common and common equivalent shares      46,878,510      48,946,209      47,286,288      49,166,931

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001



                                                                                          Additional
                                                            Preferred        Common        Paid-In         Retained      Treasury
(In Thousands, Except Share Data)             Total           Stock           Stock        Capital         Earnings        Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               $ 1,513,163     $     2,000    $       555    $   807,357     $ 1,059,048    $  (203,632)

Comprehensive income:

Net income                                     111,601              --             --             --         111,601             --
Other comprehensive income, net of tax:
    Net unrealized gain on securities           93,177              --             --             --              --             --

   Amortization of unrealized loss
    on securities transferred to
    held-to-maturity                             1,773              --             --             --              --             --
                                           -----------
Total comprehensive income                     206,551
                                           -----------


Common stock repurchased
    (2,150,700 shares)                        (118,375)             --             --             --              --       (118,375)

Dividends on common and preferred
    stock and amortization of purchase
    premium                                    (31,164)             --             --           (652)        (30,512)            --

Exercise of stock options and
    related tax benefit
    (695,109 shares issued)                     23,533              --             --          8,015          (9,555)        25,073

Amortization relating to allocation
    of ESOP stock                                3,310              --             --          2,607              --             --
                                           -----------     -----------    -----------    -----------     -----------    -----------

 Balance at June 30, 2001                  $ 1,597,018     $     2,000    $       555    $   817,327     $ 1,130,582    $  (296,934)
                                           ===========     ===========    ===========    ===========     ===========    ===========

                                                         Unallocated
                                         Accumulated       Common
                                            Other          Stock
                                        Comprehensive      Held
(In Thousands, Except Share Data)          Income          by ESOP
--------------------------------------------------------------------
Balance at December 31, 2000             $  (121,043)    $   (31,122)

Comprehensive income:

Net income                                        --              --
Other comprehensive income, net of tax:
    Net unrealized gain on securities         93,177              --

   Amortization of unrealized loss
    on securities transferred to
    held-to-maturity                           1,773              --

Total comprehensive income



Common stock repurchased
    (2,150,700 shares)                            --              --

Dividends on common and preferred
    stock and amortization of purchase
    premium                                       --              --

Exercise of stock options and
    related tax benefit
    (695,109 shares issued)                       --              --

Amortization relating to allocation
    of ESOP stock                                 --             703
                                         -----------     -----------

 Balance at June 30, 2001                $   (26,093)    $   (30,419)
                                         ===========     ===========



See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                  ------------------------------------
(IN THOUSANDS)                                                                        2001                     2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                     $   111,601              $   111,357
                                                                                  -----------              -----------
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Net accretion of discounts, premiums and deferred loan fees                      (20,604)                 (29,687)
     Provision for loan and real estate losses                                          1,961                    1,900
     Depreciation and amortization                                                      6,434                    6,550
     Net gain on sales of loans                                                        (1,725)                    (295)
     Net gain on disposition of banking offices                                            --                   (3,976)
     Originations of loans held-for-sale, net of proceeds from sales                  (20,891)                   4,601
     Amortization of goodwill                                                           9,621                    9,648
     Cumulative effect of accounting change, net of tax                                 2,294                       --
     Amortization of allocation of ESOP stock                                           3,310                    3,513
     Decrease in accrued interest receivable                                            5,917                    2,481
     Mortgage servicing rights amortization and valuation
          allowance, net of capitalized amounts                                         2,970                    3,026
     Income from bank owned life insurance, net of insurance proceeds received         (4,178)                      --
     (Increase) decrease in other assets                                               (6,659)                   4,775
     Decrease in accrued expenses and other liabilities                               (95,613)                 (73,305)
                                                                                  -----------              -----------

          Net cash (used in) provided by operating activities                          (5,562)                  40,588
                                                                                  -----------              -----------

Cash flows from investing activities:
     Origination of loans held-for-investment                                      (1,174,839)                (882,839)
     Loan purchases through third parties                                            (588,867)                (386,352)
     Principal repayments on loans                                                  1,512,278                  711,515
     Principal payments on mortgage-backed securities held-to-maturity                470,828                   88,295
     Principal payments on mortgage-backed securities available-for-sale              555,676                  816,914
     Purchases of mortgage-backed securities held-to-maturity                         (97,884)                      --
     Purchases of mortgage-backed securities available-for-sale                      (174,098)                      --
     Purchases of other securities available-for-sale                                  (2,005)                  (5,040)
     Proceeds from maturities of other securities available-for-sale                   28,165                      219
     Proceeds from maturities of other securities held-to-maturity                    383,975                      548
     Purchases of FHLB stock, net                                                          --                  (20,000)
     Proceeds from sales of real estate owned and investments in
        real estate, net                                                                1,844                    5,621
     Proceeds from disposition of banking offices                                          --                   21,293
     Purchases of premises and equipment, net of proceeds from sales                   (4,087)                  (2,535)
                                                                                  -----------              -----------

        Net cash provided by investing activities                                     910,986                  347,639
                                                                                  -----------              -----------

Cash flows from financing activities:
     Net increase in deposits                                                         562,325                  260,073
     Net decrease in reverse repurchase agreements                                   (300,000)              (1,175,000)
     Net increase in FHLB of New York advances                                         54,000                  400,000
     Net decrease in other borrowings                                                (203,122)                  (5,530)
     Increase in mortgage escrow funds                                                 18,064                   16,344
     Costs to repurchase common stock                                                (118,375)                 (26,382)
     Cash dividends paid to stockholders                                              (31,164)                 (27,923)
     Cash received for options exercised                                               15,518                    1,918
                                                                                  -----------              -----------

        Net cash used in financing activities                                          (2,754)                (556,500)
                                                                                  -----------              -----------

        Net increase (decrease) in cash and cash equivalents                          902,670                 (168,273)
     Cash and cash equivalents at beginning of period                                 307,251                  490,571
                                                                                  -----------              -----------
     Cash and cash equivalents at end of period                                   $ 1,209,921              $   322,298
                                                                                  ===========              ===========

     Supplemental disclosures:
       Cash paid during the period:
         Interest                                                                 $   501,102              $   507,927
                                                                                  ===========              ===========
         Income taxes                                                             $    47,122              $    59,973
                                                                                  ===========              ===========
       Additions to real estate owned                                             $     3,450              $     5,444
                                                                                  ===========              ===========
       Securities transferred from available-for-sale to
         held-to-maturity                                                         $ 2,878,767              $        --
                                                                                  ===========              ===========

   See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

    In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of June 30, 2001 and December 31, 2000, our results of operations for the three months and six months ended June 30, 2001 and 2000, changes in our stockholders' equity for the six months ended June 30, 2001 and our cash flows for the six months ended June 30, 2001 and 2000. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated statements of financial condition as of June 30, 2001 and December 31, 2000, and amounts of revenues and expenses in the consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and related notes, included in our 2000 Annual Report on Form 10-K.

2.  EARNINGS PER SHARE, OR EPS

    The following table is a reconciliation of basic and diluted EPS:

                                                                  For the Three Months Ended June 30,
                                   --------------------------------------------------------------------------------------------
                                                         2001                                             2000
                                   --------------------------------------------------------------------------------------------
(In Thousands,                                         Average         Per Share                        Average       Per Share
Except Share Data)                    Income            Shares           Amount          Income         Shares          Amount
-------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
  of accounting change             $    57,185                                       $    55,860
Less: preferred stock dividends          1,500                                             1,500
                                   -----------                                       -----------
Basic EPS:
    Income available to common
      stockholders                      55,685        45,980,188       $   1.21           54,360      48,273,799       $  1.13
                                                                       ========                                        =======

Effect of dilutive unexercised
    stock options                                        898,322(1)                                      672,410(2)
                                                      ----------                                     -----------
Diluted EPS:
    Income available to common
      stockholders plus assumed
       conversions                 $    55,685        46,878,510       $   1.19      $    54,360      48,946,209       $  1.11
                                   ===========        ==========       ========      ===========      ==========       =======


                                                                        For the Six Months Ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                              2001                                       2000
                                       ----------------------------------------------------------------------------------------
(In Thousands,                                        Average         Per Share                         Average       Per Share
Except Share Data)                      Income         Shares           Amount           Income         Shares         Amount
-------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
  of accounting change             $    113,895                                       $  111,357
Less: preferred stock dividends           3,000                                            3,000
                                   ------------                                       ----------
Basic EPS:
    Income available to common
      stockholders                      110,895      46,365,295       $    2.39          108,357      48,489,519       $  2.23
                                                                      =========                                        =======

Effect of dilutive unexercised
    stock options                                      920,993(1)                                        677,412(2)
                                                     ---------                                        ----------
Diluted EPS:
    Income available to common
      stockholders plus assumed
       conversions                 $    110,895      47,286,288       $    2.35       $  108,357      49,166,931       $  2.20
                                   ============      ==========       =========       ==========      ==========       =======


(1) Options to purchase 257,152 shares of common stock at prices between $56.63 per share and $59.75 per share were outstanding as of June 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three and six months ended June 30, 2001.

(2) Options to purchase 1,669,453 shares of common stock at prices between $27.88 per share and $59.75 per share were outstanding as of June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three and six months ended June 30, 2000.

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

    The balance outstanding on the Capital Securities was $125.0 million at June 30, 2001 and December 31, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized over a period of ten years. Distributions on the Capital Securities are payable semi-annually, on May 1 and November 1, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."

4.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. Restatement of prior periods is not permitted. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," or SFAS No. 138. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Upon adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, we held interest rate swaps with a notional amount of $450.0 million hedging the fair value of our medium term notes totaling $450.0 million. We also have commitments to fund loans held-for-sale and commitments to sell loans which, under SFAS No. 133, are considered derivative instruments. These commitments (derivative instruments) have been recorded as assets and are immaterial to our financial condition. As a result of the implementation of SFAS No. 133 and SFAS No. 138, we recognized a $2.3 million charge, net of taxes, in January 2001 as a cumulative effect of a change in accounting principle. In April

2001, $150.0 million of our medium term notes matured and $450.0 million of interest rate swaps were terminated. Gains and losses recognized on the interest rate swaps for the three and six months ended June 30, 2001 were immaterial.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," or SFAS No. 140. SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishment of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 15, 2000. The remaining provisions are effective for transfer transactions entered into after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. The implementation of SFAS No. 140 did not have a material impact on our financial condition or results of operations.


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

    Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense, and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense consists of net amortization of mortgage servicing rights, goodwill litigation expense, capital trust securities expense and amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

    In addition to Astoria Federal, we have two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a New York licensed life insurance and variable annuity agent and property and casualty insurance broker. Through a contractual arrangement with Treiber Insurance and IFS Agencies, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal. See "Notes to Consolidated Financial Statements" for a discussion of Astoria Capital Trust I.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $2.95 billion for the six months ended June 30, 2001 and $1.62 billion for the six months ended June 30, 2000. The increase in loan and security repayments was a result of the increase in refinance activity due to the lower interest rate environment during the first half of 2001. Net cash provided by operating activities totaled $40.6 million during the six months ended June 30, 2000 and net cash used in operating activities totaled $5.6 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, net borrowings decreased $449.1 million, while net deposits increased $562.3 million. During the six months ended June 30, 2000, net borrowings decreased $780.5 million, while net deposits increased $260.1 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix. The net increases in deposits for the six months ended June 30, 2001 and 2000 reflect our continued emphasis on attracting customer deposits through competitive rates and new product offerings.

    Our primary use of funds is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, although over the past two years our emphasis has been on the origination and purchase of mortgage loans. During the six months ended June 30, 2001, our gross originations and purchases of mortgage loans totaled $1.85 billion, compared to $1.26 billion during the six months ended June 30, 2000. This increase was attributable primarily to the lower interest rate environment during the first half of 2001 which resulted in an increase in mortgage refinance activity. Purchases of mortgage-backed securities totaled $272.0 million and purchases of other securities totaled $2.0 million during the six months ended June 30, 2001. Purchases of other securities totaled $5.0 million for the six months ended June 30, 2000. The securities purchases during the first half of 2001 are a result of our redeployment of a portion of our cash flows in excess of our mortgage and other loan fundings. The rapid decline in interest rates in 2001 has resulted in a significant increase in loan and security repayments.

Should the pace of prepayment activity remain at its recent levels and cash inflows continue to exceed mortgage fundings, we may continue to purchase additional mortgage-backed and other securities as we have done in the current quarter.

    We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Increased loan and security repayments provided additional liquidity which we held at June 30, 2001 in anticipation of funding the approximately $500 million increase in our mortgage pipeline from the comparable 2000 period.

    Stockholders' equity increased $83.8 million to $1.60 billion at June 30, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders' equity was the result of net income of $111.6 million, a $93.2 million decrease in the net unrealized loss on securities available-for- sale, net of taxes, the effect of stock options exercised and related tax benefit of $23.5 million, the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $3.3 million and the amortization of the net unrealized loss on securities, net of taxes, transferred to held-to-maturity of $1.8 million. This increase was partially offset by repurchases of our common stock of $118.4 million and dividends declared of $31.2 million.

    On August 16, 2000, our Board of Directors approved our seventh stock repurchase plan authorizing the purchase, at management's discretion, of 5,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the six months ended June 30, 2001, 2,150,700 shares of our common stock were repurchased at an aggregate cost of $118.4 million. As of June 30, 2001, 3,516,200 shares have been purchased under the seventh stock repurchase plan.

    On June 1, 2001, we paid a quarterly cash dividend equal to $0.31 per share on shares of our common stock outstanding as of the close of business on May 15, 2001, totaling $15.2 million. On July 18, 2001, we declared a quarterly cash dividend of $0.31 per share on shares of our common stock payable on September 4, 2001 to stockholders of record as of the close of business on August 15, 2001. During the three months ended June 30, 2001, we declared a cash dividend on our Series B Preferred Stock aggregating $1.5 million.

    At June 30, 2001, Astoria Federal's total capital exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.67%, leverage capital ratio of 6.67%, and risk- based capital ratio of 15.79%. The minimum regulatory requirements were a tangible capital ratio of 1.50%, leverage capital ratio of 4.00%, and risk-based capital ratio of 8.00%.

INTEREST RATE SENSITIVITY ANALYSIS

    As a financial institution, the primary component of our market risk is interest rate risk. Our net interest income, the primary component of our net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of our assets and the liabilities which fund them. We seek to manage interest rate risk by monitoring and controlling the variation in repricing intervals between our assets and liabilities, i.e., our interest rate sensitivity gap. We also monitor our interest rate sensitivity by analyzing the estimated changes in market value of our assets and liabilities assuming various interest rate scenarios, so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely basis.

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

    The table on page 14, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001 that we anticipate, using certain assumptions based on our historical experience and other data available to us, to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in determining if and when the call options may be exercised. The Gap Table reflects our estimates as to periods to repricing at a particular point in time. Among the factors considered are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

    In the first half of 2001, the Federal Open Market Committee, or FOMC, reduced the federal funds rate on six separate occasions by a total of 275 basis points. These reductions have created a significantly different interest rate environment than that which existed at December 31, 2000. In the December 31, 2000 Gap Table, callable borrowings were classified according to their call dates and callable securities were classified according to their maturity dates. This classification was reflective of our experience throughout 2000 which indicated that, in a rising interest rate environment, issuers of callable borrowings were exercising their rights whereas issuers of callable securities were not. However, in a falling interest rate environment, the likelihood that our callable borrowings will not be called and that our callable securities will begin to be called increases. To a certain degree, we have experienced this during the first half of 2001. As a result, we have modified our Gap Table assumptions to reflect the interest rate environment at

June 30, 2001. In the June 30, 2001 Gap Table, callable borrowings have been classified according to their maturity dates and callable securities have been classified according to their call dates. At June 30, 2001, callable securities classified according to their call dates totaled $1.14 billion, of which $973.2 million are callable within one year and at various times thereafter. During the six months ended June 30, 2001, $395.9 million in securities were called. Also included in this table are $5.64 billion of fixed-rate callable borrowings, classified according to their maturity dates, which are primarily within the one to three years category. Of such borrowings, $5.48 billion are callable within one year and at various other times thereafter. Total callable borrowings were $5.94 billion at June 30, 2001. During the six months ended June 30, 2001, $200.0 million in borrowings were called. The classification of callable borrowings by maturity date is based upon our experience which, in the current interest rate environment, has indicated that the issuers of these borrowings have not been exercising their call options.

    At June 30, 2001, net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $401.2 million, representing a positive cumulative one-year gap of 1.79% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.18 billion, representing a positive cumulative one-year gap of 5.28% of total assets at December 31, 2000, using the same set of assumptions which were used in the June 30, 2001 Gap Table. At December 31, 2000, with callable borrowings classified according to their call dates and callable securities classified according to their maturity dates, as previously reported, our interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $3.74 billion, representing a negative cumulative one-year gap of 16.75% of total assets.

                                                                        AT JUNE 30, 2001
                                          ----------------------------------------------------------------------------
                                                            MORE THAN        MORE THAN
                                                            ONE YEAR         THREE YEARS
                                            ONE YEAR           TO                TO         MORE THAN
(Dollars in Thousands)                      OR LESS        THREE YEARS       FIVE YEARS     FIVE YEARS          TOTAL
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans (1)                      $ 2,631,113     $ 3,191,010      $ 3,098,693     $ 2,475,206     $11,396,022
  Consumer and other loans (1)                162,417          29,211            4,177              --         195,805
  Federal funds sold and
    repurchase agreements                   1,069,409              --               --              --       1,069,409
  Mortgage-backed and other securities
    available-for-sale and FHLB stock       2,013,546         900,140          541,925       1,421,870       4,877,481
  Mortgage-backed and other securities
     held-to-maturity                       1,174,946         779,944          519,964       1,409,031       3,883,885
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               7,051,431       4,900,305        4,164,759       5,306,107      21,422,602
Add:
  Net unamortized purchase premiums
    and deferred costs (2)                     12,068          14,417           15,610           1,811          43,906
----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets                 7,063,499       4,914,722        4,180,369       5,307,918      21,466,508
----------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Savings                                     137,474         274,950          274,950       1,810,086       2,497,460
  Money market                              1,607,746          14,962           14,962         112,211       1,749,881
  NOW and money manager                        27,419          54,839           54,839         451,284         588,381
  Certificates of deposit                   3,288,698       1,038,022          890,342          79,340       5,296,402
  Borrowed funds                            1,600,983       5,859,995          409,000       1,880,000       9,749,978
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          6,662,320       7,242,768        1,644,093       4,332,921      19,882,102
----------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                      401,179      (2,328,046)       2,536,276         974,997     $ 1,584,406
----------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap       $   401,179     $(1,926,867)     $   609,409     $ 1,584,406
----------------------------------------------------------------------------------------------------------------------

Cumulative interest sensitivity
  gap as a percentage of total assets           1.79%           (8.58)%           2.71%          7.06%
Cumulative net interest-earning
  assets as a percentage of
   interest-bearing liabilities               106.02%           86.14%          103.92%        107.97%

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

The following represents Astoria Federal's NPV Table as of June 30, 2001:

                            NET PORTFOLIO VALUE ("NPV")                  PORTFOLIO VALUE OF ASSETS
  RATES IN          -----------------------------------------            --------------------------
BASIS POINTS          DOLLAR          DOLLAR       PERCENTAGE             NPV           SENSITIVITY
(RATE SHOCK)          AMOUNT          CHANGE        CHANGE               RATIO            MEASURE
------------          ------          ------        ------               -----            -------
                               (Dollars in Thousands)
   +200             $1,379,672     $(693,915)       (33.46)%             6.55%             (2.69)%
   +100              1,756,508      (317,079)       (15.29)              8.07              (1.17)
    -0-              2,073,587             -             -               9.24                  -
   -100              1,915,427      (158,160)        (7.63)              8.38              (0.86)
   -200              1,586,190      (487,397)       (23.51)              6.84              (2.40)

    Our NPV ratios of 9.24% in the flat rate scenario and 6.55% in the up 200 basis point rate shock scenario represent a decrease from the December 31, 2000 results of 11.56% in the flat rate scenario and 8.10% in the up 200 basis point rate shock scenario, using the same set of assumptions which were used in the June 30, 2001 NPV Table. The decrease in the NPV ratios reflects the significant reduction in interest rates which occurred during the first half of 2001, thereby reducing the market value of our liabilities. However, our continued efforts to reposition the balance sheet, grow core deposits, emphasize ARM products and reduce callable borrowings have resulted in a significant reduction in our sensitivity measure. Our sensitivity measure (the change in NPV) in the up 200 basis point rate shock scenario at June 30, 2001 was negative 2.69% compared to negative 3.46% at December 31, 2000, utilizing the June set of assumptions.

    As discussed previously in the Gap analysis, the reductions in the federal funds rate during the six months ended June 30, 2001 have created a significantly different interest rate environment than that which existed at December 31, 2000. In our December 31, 2000 NPV Table, as previously reported, we assumed that in the flat rate and up 100 and 200 basis point rate shock scenarios that borrowings with embedded call options would be called at their next call date and that securities with embedded call options would not be called at their next call date. At December 31, 2000, with callable borrowings being called and callable securities not being called in the flat rate scenario, as previously reported, the NPV ratio was 10.69% in a flat rate scenario and 8.10% in the up 200 basis point rate shock scenario. The sensitivity measure was negative 2.59% in the up 200 basis point rate shock scenario at December 31, 2000, as previously reported.

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

LOAN PORTFOLIO
--------------

    The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at June 30, 2001 and December 31, 2000.

                                                 At June 30, 2001                   At December 31, 2000
                                          -----------------------------        ----------------------------
                                                               Percent                             Percent
(Dollars in Thousands)                        Amount           of Total            Amount          of Total
-----------------------------------------------------------------------        ----------------------------
MORTGAGE LOANS:
    One-to-four family (1)                $  9,921,534          85.38%         $  9,863,935          86.79%
    Multi-family                               917,499           7.89               801,917           7.05
    Commercial real estate                     584,200           5.03               514,810           4.53
                                          ------------        -------          ------------        -------
 Total mortgage loans                       11,423,233          98.30            11,180,662          98.37
                                          ------------        -------          ------------        -------

CONSUMER AND OTHER LOANS:
    Home equity                                150,657           1.30               133,748           1.18
    Passbook                                     9,292           0.08                 8,710           0.08
    Other (2)                                   37,651           0.32                42,252           0.37
                                          ------------        -------          ------------        -------
Total consumer and other loans                 197,600           1.70               184,710           1.63
                                          ------------        -------          ------------        -------

TOTAL LOANS                                 11,620,833         100.00%           11,365,372         100.00%
                                          ------------        =======          ------------        =======

Unamortized premiums, discounts and
     deferred loan costs and fees, net          72,738                               72,622
Allowance for loan losses                      (81,376)                             (79,931)
                                          ------------                         ------------
TOTAL LOANS, NET                          $ 11,612,195                         $ 11,358,063
                                          ============                         ============




(1) Includes loans classified as held-for-sale totaling $36.7 million at June 30, 2001 and $13.5 million at December 31, 2000.

(2) Includes student loans classified as held-for-sale totaling $912,000 at June 30, 2001 and $2.2 million at December 31, 2000.

SECURITIES PORTFOLIO

    The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at June 30, 2001 and December 31, 2000. During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a market value of $2.88 billion from available-for-sale to held-to- maturity. The net unrealized loss, which is being amortized over the life of the securities transferred, was $22.6 million at the date of the transfer and is included in the net unrealized loss on securities, net of taxes, in accumulated other comprehensive income.

                                                               At June 30, 2001
                                           -----------------------------------------------------
                                                             Gross          Gross      Estimated
                                            Amortized     Unrealized     Unrealized      Fair
(In Thousands)                                 Cost         Gains          Losses        Value
------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
      GNMA pass-through certificates       $   85,906    $    1,154    $     (301)    $   86,759
      FHLMC pass-through certificates         162,001         2,311          (236)       164,076
      FNMA pass-through certificates          309,345         7,699          (341)       316,703
      REMICs and CMOs:
         Agency issuance                    2,008,930         4,683       (20,187)     1,993,426
         Non agency issuance                1,319,429         9,134        (3,948)     1,324,615
                                           ----------    ----------    ----------     ----------
   Total mortgage-backed securities         3,885,611        24,981       (25,013)     3,885,579
                                           ----------    ----------    ----------     ----------

  Other securities:
      Obligations of the U.S.
         Government and agencies              542,373           148        (7,443)       535,078
      Corporate debt securities                66,185            98        (5,824)        60,459
      FNMA and FHLMC preferred stock          120,015            66       (11,300)       108,781
      Asset-backed and other securities         2,337            --            (3)         2,334
                                           ----------    ----------    ----------     ----------
   Total other securities                     730,910           312       (24,570)       706,652
                                           ----------    ----------    ----------     ----------

Total available-for-sale                   $4,616,521    $   25,293    $  (49,583)    $4,592,231
                                           ==========    ==========    ==========     ==========

HELD-TO-MATURITY:
   Mortgage-backed securities:
      GNMA pass-through certificates       $    2,935    $      196    $       --     $    3,131
      FHLMC pass-through certificates          29,994           966            --         30,960
      FNMA pass-through certificates           10,451            30          (106)        10,375
      REMICs and CMOs
         Agency issuance                    3,014,103         3,821       (32,227)     2,985,697
         Non agency issuance                  314,913         3,309            (7)       318,215
                                           ----------    ----------    ----------     ----------
   Total mortgage-backed securities         3,372,396         8,322       (32,340)     3,348,378
                                           ----------    ----------    ----------     ----------

   Other securities:
      Obligations of the U.S.
        Government and agencies               439,241         2,579        (2,403)       439,417
      Obligations of states and
         political subdivisions                43,416            19            --         43,435
                                           ----------    ----------    ----------     ----------
   Total other securities                     482,657         2,598        (2,403)       482,852
                                           ----------    ----------    ----------     ----------

Total held-to-maturity                     $3,855,053    $   10,920    $  (34,743)    $3,831,230
                                           ==========    ==========    ==========     ==========

-------------------------------

                                                                    At December 31, 2000
                                            ------------------------------------------------------------------
                                                               Gross                 Gross           Estimated
                                              Amortized      Unrealized            Unrealized          Fair
(In Thousands)                                  Cost           Gains                 Losses            Value
--------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       GNMA pass-through certificates       $   103,716    $       916           $      (368)    $   104,264
       FHLMC pass-through certificates          187,768          2,169                  (569)        189,368
       FNMA pass-through certificates           363,842          6,561                  (694)        369,709
       REMICs and CMOs:
           Agency issuance                    5,096,905          1,421              (144,178)      4,954,148
           Non agency issuance                1,416,104          1,360               (23,768)      1,393,696
                                            -----------    -----------           -----------     -----------
   Total mortgage-backed securities           7,168,335         12,427              (169,577)      7,011,185
                                            -----------    -----------           -----------     -----------

   Other securities:
       Obligations of the U.S.
          Government and agencies               528,905              4               (29,341)        499,568
       Corporate debt securities                 66,242             --               (10,064)         56,178
       FNMA and FHLMC preferred stock           147,515             68               (13,794)        133,789
       Asset-backed and other securities          2,506             --                    (4)          2,502
                                            -----------    -----------           -----------     -----------
   Total other securities                       745,168             72               (53,203)        692,037
                                            -----------    -----------           -----------     -----------

Total available-for-sale                    $ 7,913,503    $    12,499           $  (222,780)    $ 7,703,222
                                            ===========    ===========           ===========     ===========

HELD-TO-MATURITY:
   Mortgage-backed securities:
       GNMA pass-through certificates       $     3,302    $       198           $        --     $     3,500
       FHLMC pass-through certificates           34,955            745                    (7)         35,693
       FNMA pass-through certificates            11,490             32                  (112)         11,410
       REMICs and CMOs:
           Agency issuance                      517,626          3,143                (1,219)        519,550
           Non agency issuance                  296,156          1,525                  (896)        296,785
                                            -----------    -----------           -----------     -----------
   Total mortgage-backed securities             863,529          5,643                (2,234)        866,938
                                            -----------    -----------           -----------     -----------

   Other securities:
       Obligations of the U.S.
         Government and agencies                804,659            442               (18,605)        786,496
       Obligations of states and
         political subdivisions                  44,003             --                   (20)         43,983
                                            -----------    -----------           -----------     -----------
   Total other securities                       848,662            442               (18,625)        830,479
                                            -----------    -----------           -----------     -----------

Total held-to-maturity                      $ 1,712,191    $     6,085           $   (20,859)    $ 1,697,417
                                            ===========    ===========           ===========     ===========

COMPARISON OF FINANCIAL CONDITION AS OF
JUNE 30, 2001 AND DECEMBER 31, 2000
AND OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2001 AND 2000


FINANCIAL CONDITION

Total assets increased $113.2 million to $22.45 billion at June 30, 2001, from $22.34 billion at December 31, 2000. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings, while limiting growth. Mortgage loans, net, increased $218.6 million, from $11.24 billion at December 31, 2000 to $11.46 billion at June 30, 2001. Gross mortgage loans originated and purchased during the six months ended June 30, 2001 totaled $1.67 billion (excluding $175.9 million in originations of mortgage loans held-for-sale) of which $1.09 billion were originations and $576.5 million were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $824.5 million of originations and $383.8 million of purchases for a total of $1.21 billion during the six months ended June 30, 2000 (excluding $47.7 million in originations of mortgage loans held-for-sale). The increase in the mortgage loan originations was primarily a result of the general decrease in market interest rates, which has increased the level of mortgage refinance activity. This increase was partially offset by an increase in mortgage loan repayments to $1.45 billion for the six months ended June 30, 2001, from $659.9 million for the six months ended June 30, 2000, which also was primarily a result of the decrease in market interest rates. Mortgage-backed securities decreased $616.7 million to $7.26 billion at June 30, 2001, from $7.87 billion at December 31, 2000. This decrease was the result of principal payments received of $1.03 billion, offset by purchases of $272.0 million and a decrease in the net unrealized loss on securities available-for-sale of $157.1 million.

Other securities decreased $351.4 million to $1.19 billion at June 30, 2001, from $1.54 billion at December 31, 2000, primarily due to $411.4 million in securities which were called or matured, partially offset by a decrease in the net unrealized loss on securities available-for-sale of $28.9 million, the net accretion of discounts, primarily on our U.S. Government and agency securities, of $29.9 million, and purchases of other securities totaling $2.0 million for the six months ended June 30, 2001. Federal funds sold and repurchase agreements increased $897.9 million from $171.5 million at December 31, 2000, to $1.07 billion at June 30, 2001. The increase in loan and securities repayments provided additional liquidity which we held at June 30, 2001 in anticipation of funding the significant increase in our outstanding mortgage pipeline. Other assets decreased $58.7 million from $209.6 million at December 31, 2000 to $150.9 million at June 30, 2001, primarily due to the decrease in the deferred tax asset which was directly related to the decrease in the net unrealized loss on securities available-for-sale.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits. Deposits increased $562.3 million from $10.07 billion at December 31, 2000 to $10.63 billion at June 30, 2001, primarily due to our current emphasis on deposit generation through competitive rates and new product offerings. Borrowings decreased $447.4 million to $9.75 billion at June 30, 2001, from $10.20 billion at December 31, 2000, as a result of the repayment of various borrowings which matured or were called in 2001.

Stockholders' equity increased to $1.60 billion at June 30, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders' equity was the result of net income of $111.6 million, a $93.2 million decrease in the net unrealized loss on securities available-for-sale, net of taxes, the effect of stock options exercised and related tax benefit of $23.5 million, the amortization of the allocated portion of shares held by the ESOP of $3.3 million and the amortization of the net unrealized loss on securities, net of taxes, transferred to held-to-maturity of $1.8 million. This increase was partially offset by repurchases of our common stock of $118.4 million and dividends declared of $31.2 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended June 30, 2001 increased $1.3 million to $57.2 million, from $55.9 million for the three months ended June 30, 2000. For the three months ended June 30, 2001, diluted earnings per common share increased to $1.19 per share, as compared to $1.11 per share for the three months ended June 30, 2000. Return on average assets increased to 1.02% for the three months ended June 30, 2001, from 1.00% for the three months ended June 30, 2000. Return on average stockholders' equity decreased to 14.33% for the three months ended June 30, 2001, from 17.94% for the three months ended June 30, 2000. Return on average tangible stockholders' equity decreased to 16.36% for the three months ended June 30, 2001, from 21.73% for the three months ended June 30, 2000.

Net income for the six months ended June 30, 2001 increased $244,000 to $111.6 million, from $111.4 million for the six months ended June 30, 2000. For the six months ended June 30, 2001, diluted earnings per common share increased to $2.30 per share, as compared to $2.20 per share for the six months ended June 30, 2000. Return on average assets increased to 1.00% for the six months ended June 30, 2001, from 0.99% for the six months ended June 30, 2000. Return on average stockholders' equity decreased to 14.14% for the six months ended June 30, 2001, from 18.29% for the six months ended June 30, 2000. Return on average tangible stockholders' equity decreased to 16.19% for the six months ended June 30, 2001, from 22.31% for the six months ended June 30, 2000.

The decreases in the returns on equity, for both the three and six month periods ended June 30, 2001, are the result of a significantly higher level of equity. The increase in equity is primarily due to the decrease in the net unrealized loss on securities available-for-sale, net of taxes, which is a result of the general decline in market interest rates that occurred in response to the previously mentioned actions of the FOMC during the first half of 2001.

The results of operations for the six months ended June 30, 2001 include a $2.3 million, after-tax, charge for the cumulative effect of accounting change related to the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001. See "Notes to Consolidated Financial Statements" for further discussion of the impact of the implementation of SFAS No. 133 and SFAS No. 138. The results of operations for the three months ended June 30, 2000 include a $1.7 million, after-tax, net gain on the disposition of a banking office and for the six months ended June 30, 2000 include a $2.4 million, after-tax, net gain on the disposition of banking offices.

The following comparison of net operating earnings, diluted operating earnings per common share and related operating returns for the three and six months ended June 30, 2001 and 2000 exclude the cumulative effect of accounting change and the net gains on the disposition of banking offices. For the three months ended June 30, 2001, net operating earnings increased $3.0 million to $57.2 million, from $54.2 million for the three months ended June 30, 2000. Diluted operating earnings per common share for the three months ended June 30, 2001 increased to $1.19 per share from $1.08 per share for the three months ended June 30, 2000. The operating return on average assets for the three months ended June 30, 2001 increased to 1.02%, from 0.97% for the three months ended June 30, 2000. The operating return on average stockholders' equity for the three months ended June 30, 2001 decreased to 14.33%, from 17.40% for the three months ended June 30, 2000. The operating return on average tangible stockholders' equity for the three months ended June 30, 2001 decreased to 16.36%, from 21.07% for the three months ended June 30, 2000.

For the six months ended June 30, 2001, net operating earnings increased $5.0 million to $113.9 million, from $108.9 million for the six months ended June 30, 2000. Diluted operating earnings per common share for the six months ended June 30, 2001 increased to $2.35 per share from $2.15 per share for the six months ended June 30, 2000. The operating return on average assets for the six months ended June 30, 2001 increased to 1.02%, from 0.97% for the six months ended June 30, 2000. The operating return on average stockholders' equity for the six months ended June 30, 2001 decreased to 14.43%, from 17.89% for the six months ended June 30, 2000. The operating return on average tangible stockholders' equity for the six months ended June 30, 2001 decreased to 16.52%, from 21.82% for the six months ended June 30, 2000. As previously discussed, the decreases in the returns on equity are primarily the result of the decrease in the net unrealized loss on securities available-for-sale, net of taxes, which significantly contributed to the increase in stockholders' equity.

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

For the three months ended June 30, 2001, net interest income decreased $9.8 million to $118.1 million, from $127.9 million for the three months ended June 30, 2000. This decrease was the result of a decrease in the net interest rate spread, coupled with a decrease in net interest-earning assets. The net interest rate spread decreased from 2.04% for the three months ended June 30, 2000, to 1.96% for the three months ended June 30, 2001. The decrease in the net interest rate spread is the result of a decrease in the average yield on interest-earning assets from 6.90% for the three months ended June 30, 2000, to 6.80% for the three months ended June 30, 2001, slightly offset by a decrease in the average cost of interest-bearing liabilities from 4.86% for the three months ended June 30, 2000, to 4.84% for the three months ended June 30, 2001. Average net interest-earning assets decreased $266.7 million, from $1.36 billion for the three months ended June 30, 2000, to $1.09 billion for the three months ended June 30, 2001. The decrease in average net interest-earning assets was the result of a decrease in total average interest-earning assets of $542.0 million, from $21.89 billion for the three months ended June 30, 2000, to $21.34 billion for the three months ended June 30, 2001, partially offset by a decrease in total average interest-bearing liabilities of $275.4 million, from $20.53 billion for the three months ended June 30, 2000 to $20.25 billion for the three months ended June 30, 2001. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense." The net interest margin was 2.21% for the three months ended June 30, 2001 and 2.34% for the three months ended June 30, 2000.

For the six months ended June 30, 2001, net interest income decreased $18.6 million, to $241.5 million, from $260.1 million for the six months ended June 30, 2000. This decrease was the result of a decrease in the net interest rate spread to 1.99% for the six months ended June 30, 2001, from 2.08% for the six months ended June 30, 2000, coupled with a decrease in average net interest-earning assets. The decrease in the net interest rate spread resulted from an increase in the average cost of interest-bearing liabilities to 4.88% for the six months ended June 30, 2001, from 4.80% for the six months ended June 30, 2000, coupled with a decrease in the average yield on total interest-earning assets to 6.87% for the six months ended June 30, 2001, from 6.88% for the six months ended June 30, 2000. Average net interest-earning assets decreased $170.6 million, from $1.32 billion for the six months ended June 30, 2000, to $1.15 billion for the six months ended June 30, 2001. The decrease in average net interest-earning assets was the result of a decrease in average total interest-earning assets of $551.7 million, from $21.97 billion for the six months ended June 30, 2000, to $21.42 billion for the six months ended June 30, 2001, partially offset by a decrease in average total interest-bearing liabilities of $381.1 million, from $20.65 billion for the six months ended June 30, 2000, to $20.27 billion for the six months ended June 30, 2001. The net interest margin was 2.25% for the six months ended June 30, 2001 and 2.37% for the six months ended June 30, 2000.

ANALYSIS OF NET INTEREST INCOME

The following table sets forth certain information for the three months and six months ended June 30, 2001 and 2000. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include the amortization of fees, premiums and discounts which are considered adjustments to interest rates.

                                                                          Three Months Ended June 30,
                                            --------------------------------------------------------------------------------
                                                                 2001                                       2000
                                            --------------------------------------------------------------------------------
                                                                                Average                              Average
                                              Average                           Yield/     Average                    Yield/
(Dollars in Thousands)                        Balance          Interest         Cost       Balance        Interest     Cost
----------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                     (Annualized)                           (Annualized)
   Interest-earning assets:
      Mortgage loans (1)                    $11,384,744        $203,692         7.16%    $10,497,498      $188,001     7.16%
      Consumer and other loans (1)              195,510           4,470         9.15         168,476         4,274    10.15
      Mortgage-backed securities (2)          7,337,926         117,729         6.42       9,045,349       148,001     6.54
      Other securities (2)(3)                 1,618,634          28,498         7.04       1,881,543        32,710     6.95
      Federal funds sold and
         repurchase agreements                  806,686           8,600         4.26         292,681         4,570     6.25
                                            -----------        --------                  -----------      --------
    Total interest-earning assets            21,343,500         362,989         6.80      21,885,547       377,556     6.90
    Non-interest-earning assets               1,021,255        --------                      431,402      --------
                                            -----------                                  -----------

Total assets                                $22,364,755                                  $22,316,949
                                            ===========                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                               $ 2,477,134        $ 12,471         2.01%    $ 2,568,512      $ 12,882     2.01%
      Certificates of deposit                 5,232,180          72,708         5.56       4,947,759        69,088     5.59
      NOW and money manager                   1,080,284           1,462         0.54         949,505         1,366     0.58
      Money market                            1,667,494          17,939         4.30       1,300,576        16,893     5.20
                                            -----------        --------                  -----------      --------
      Total deposits                         10,457,092         104,580         4.00       9,766,352       100,229     4.11
      Borrowed funds                          9,796,500         140,296         5.73      10,762,595       149,395     5.55
                                            -----------        --------         4.84     -----------      --------
    Total interest-bearing liabilities       20,253,592         244,876                   20,528,947       249,624     4.86
    Non-interest-bearing liabilities            515,376        --------                      542,527      --------
                                            -----------                                  -----------

Total liabilities                            20,768,968                                   21,071,474
Stockholders' equity                          1,595,787                                    1,245,475
                                            -----------                                  -----------

Total liabilities and stockholders'
    equity                                  $22,364,755                                  $22,316,949
                                            ===========                                  ===========

    Net interest income/net interest
       rate spread                                             $118,113         1.96%                     $127,932     2.04%
                                                               ========         ====                      ========     ====

    Net interest-earning assets/net
       interest margin                      $ 1,089,908                         2.21%    $ 1,356,600                   2.34%
                                            ===========                         ====     ===========                   ====

    Ratio of interest-earning assets
      to interest-bearing liabilities             1.05x                                        1.07x
                                                  =====                                        =====


(1) Mortgage, consumer and other loans include non-performing loans and exclude the allowance for loan losses.
(2) Securities available-for-sale are reported at average amortized cost.
(3) Other securities include Federal Home Loan Bank of New York stock.

                                                                          Six Months Ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                             2001                                           2000
                                          ------------------------------------------------------------------------------------------
                                                                           Average                                         Average
                                             Average                       Yield/        Average                            Yield/
(Dollars in Thousands)                       Balance       Interest         Cost         Balance           Interest         Cost
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                 (Annualized)                                    (Annualized)
   Interest-earning assets:
      Mortgage loans (1)                  $11,351,997    $   406,883        7.17%      $10,378,924        $ 371,713        7.16%
      Consumer and other loans (1)            192,087          9,349        9.73           170,990            8,568       10.02
      Mortgage-backed securities (2)        7,591,708        245,445        6.47         9,268,270          302,025        6.52
      Other securities (2)(3)               1,706,803         60,587        7.10         1,865,379           65,100        6.98
      Federal funds sold and
         repurchase agreements                576,572         13,278        4.61           287,291            8,669        6.03
                                          -----------    -----------                   -----------        ---------
    Total interest-earning assets          21,419,167        735,542        6.87        21,970,854          756,075        6.88
    Non-interest-earning assets               947,877    -----------                       428,276        ---------
                                          -----------                                  -----------

Total assets                              $22,367,044                                  $22,399,130
                                          ===========                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                             $ 2,457,518    $    24,632        2.00%      $ 2,570,726        $  25,795        2.01%
      Certificates of deposit               5,197,593        146,395        5.63         4,941,800          135,722        5.49
      NOW and money manager                 1,041,815          2,855        0.55           921,348            2,683        0.58
      Money market                          1,594,515         36,262        4.55         1,258,047           32,127        5.11
                                          -----------     ----------                   -----------        ---------
      Total deposits                       10,291,441        210,144        4.08         9,691,921          196,327        4.05
      Borrowed funds                        9,974,227        283,924        5.69        10,954,875          299,614        5.47
                                          -----------     ----------                   -----------        ---------
    Total interest-bearing liabilities     20,265,668        494,068        4.88        20,646,796          495,941        4.80
    Non-interest-bearing liabilities          522,356     ----------                       534,376        ---------
                                          -----------                                  -----------

Total liabilities                          20,788,024                                   21,181,172
Stockholders' equity                        1,579,020                                    1,217,958
                                          -----------                                  -----------

Total liabilities and stockholders'
    equity                                $22,367,044                                  $22,399,130
                                          ===========                                  ===========

    Net interest income/net interest
       rate spread                                       $   241,474        1.99%                         $ 260,134        2.08%
                                                         ===========        ====                          =========        ====

    Net interest-earning assets/net
       interest margin                    $ 1,153,499                       2.25%      $ 1,324,058                         2.37%
                                          ===========                       ====       ===========                         ====

    Ratio of interest-earning assets
      to interest-bearing liabilities            1.06x                                        1.06x
                                                 ====                                         ====

(1) Mortgage, consumer and other loans include non-performing loans and exclude the allowance for loan losses.

(2) Securities available-for-sale are reported at average amortized cost.

(3) Other securities include Federal Home Loan Bank of New York stock.

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

                                                Three Months Ended June 30, 2001               Six Months Ended June 30, 2001
                                                            Compared to                                   Compared to
                                                Three Months Ended June 30, 2000               Six Months Ended June 30, 2000
                                                --------------------------------------------------------------------------------
(In Thousands)                                            Increase (Decrease)                           Increase (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
                                                 Volume          Rate          Net          Volume         Rate           Net
                                                 ------          ----          ---          ------         ----           ---
Interest-earning assets:
   Mortgage loans..........................     $ 15,691        $    -      $ 15,691       $ 34,654      $     516     $ 35,170
   Consumer and other loans................          643          (447)          196          1,034           (253)         781
   Mortgage-backed securities..............      (27,590)       (2,682)      (30,272)       (54,279)        (2,301)     (56,580)
   Other securities........................       (4,629)          417        (4,212)        (5,616)         1,103       (4,513)
   Federal funds sold and repurchase
      agreements...........................        5,877        (1,847)        4,030          7,042         (2,433)       4,609
                                                --------        ------      --------        -------      ---------      -------
Total......................................      (10,008)       (4,559)      (14,567)       (17,165)        (3,368)     (20,533)
                                                --------        ------      --------        -------      ---------      -------
Interest-bearing liabilities:
   Savings.................................         (411)            -          (411)        (1,045)          (118)      (1,163)
   Certificates of deposit ................        3,990          (370)        3,620          7,151          3,522       10,673
   NOW and money manager...................          193           (97)           96            321           (149)         172
   Money market ...........................        4,275        (3,229)        1,046          7,931         (3,796)       4,135
   Borrowed funds..........................      (13,799)        4,700        (9,099)       (27,455)        11,765      (15,690)
                                                 -------        ------      --------        -------      ---------      -------
Total......................................       (5,752)        1,004        (4,748)       (13,097)        11,224       (1,873)
                                                --------        ------      --------        --------     ---------      -------
Net change in net interest
   income..................................    $  (4,256)      $(5,563)     $ (9,819)      $ (4,068)     $ (14,592)    $(18,660)
                                                ========        ======      ========       ========      =========     ========


INTEREST INCOME

Interest income for the three months ended June 30, 2001 decreased $14.6 million to $363.0 million, from $377.6 million for the three months ended June 30, 2000. This decrease was the result of a decrease in the average balance of interest-earning assets from $21.89 billion for the three months ended June 30, 2000 to $21.34 billion for the three months ended June 30, 2001, coupled with a decrease in the average yield of interest-earning assets from 6.90% for the three months ended June 30, 2000, to 6.80% for the three months ended June 30, 2001. The decrease in average interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed securities resulting from principal repayments, partially offset by an increase in the average balance of mortgage loans. The decrease and shift in assets reflect our decision to limit balance sheet growth while continuing to emphasize one-to-four family mortgage lending. Additionally, during the fourth quarter of 2000, we implemented a Bank Owned Life Insurance, or BOLI, program which decreased interest-earning assets by approximately $250.0 million. The impact of this program is reflected in non-interest income. The decrease in the average yield on interest-earning assets is primarily due to the decreases in the average yields on mortgage-backed securities and federal funds sold and repurchase agreements which reflects the declining interest rate environment which we have experienced during 2001.

Interest income on mortgage loans increased $15.7 million to $203.7 million for the three months ended June 30, 2001, from $188.0 million for the three months ended June 30, 2000. This increase was the result of an $887.2 million increase in the average balance of mortgage loans. The stability in the average yield of mortgage loans reflects the loan origination activity that occurred during the higher interest rate environment of the latter half of 2000 and the current relative stability of market interest rates for mortgage loans. Interest income on consumer and other loans increased $196,000 resulting from an increase in the average balance of this portfolio of $27.0 million, offset by a decrease in the average yield to 9.15% for the three months ended June 30, 2001, from 10.15% for the three months ended June 30, 2000. Interest income on mortgage-backed securities decreased $30.3 million to $117.7 million for the three months ended June 30, 2001, from $148.0 million for the three months ended June 30, 2000. This decrease was the result of a $1.71 billion decrease in the average balance of the mortgage-backed securities portfolio, coupled with a decrease in the average yield to 6.42% for the three months ended June 30, 2001, from 6.54% for the three months ended June 30, 2000. Interest income on other securities decreased $4.2 million resulting from a decrease in the average balance of this portfolio of $262.9 million, primarily due to securities being called as a result of the declining interest rate environment, slightly offset by an increase in the average yield to 7.04% for the three months ended June 30, 2001, from 6.95% for the three months ended June 30, 2000. Interest income on federal funds sold and repurchase agreements increased $4.0 million, to $8.6 million, as a result of an increase in the average balance of $514.0 million, to $806.7 million, resulting from cash flow from operations, loan and securities repayments and deposit growth exceeding loan originations and other investments. We held this additional liquidity at June 30, 2001 in anticipation of funding the approximately $500 million increase in our mortgage pipeline. This increase was partially offset by a decrease in the average yield to 4.26% for the three months ended June 30, 2001, from 6.25% for the three months ended June 30, 2000, consistent with the decline in interest rates experienced during 2001.

For the six months ended June 30, 2001, interest income decreased $20.6 million, to $735.5 million, from $756.1 million for the six months ended June 30, 2000. This decrease was the result of a $551.7 million decrease in average interest-earning assets to $21.42 billion for the six months ended June 30, 2001, from $21.97 billion for the comparable period in 2000, coupled with a decrease in the average yield on interest-earning assets to 6.87% for the six months ended June 30, 2001, from 6.88% for the six months ended June 30, 2000.

Interest income on mortgage loans increased $35.2 million to $406.9 million for the six months ended June 30, 2001, from $371.7 million for the six months ended June 30, 2000, which was primarily the result of an increase in the average balance of mortgage loans of $973.1 million. In addition, the average yield on mortgage loans increased slightly to 7.17% for the six months ended June 30, 2001, from 7.16% for the comparable period in 2000. Interest income on consumer and other loans increased $781,000 resulting from an increase in the average balance of this portfolio of $21.1 million, partially offset by a decrease in the average yield to 9.73% for the six months ended June 30, 2001, from 10.02% for the six months ended June 30, 2000.

Interest income on mortgage-backed securities decreased $56.6 million to $245.4 million for the six months ended June 30, 2001, from $302.0 million for the six months ended June 30, 2000.

This decrease was the result of a $1.68 billion decrease in the average balance of the portfolio, coupled with a decrease in the average yield to 6.47% for the six months ended June 30, 2001, from 6.52% for the six months ended June 30, 2000. Interest income on other securities decreased $4.5 million resulting from a decrease in the average balance of this portfolio of $158.6 million, partially offset by an increase in the average yield to 7.10% for the six months ended June 30, 2001, from 6.98% for the comparable period in 2000. The increase in the average yield on other securities is related primarily to an increase in the Federal Home Loan Bank, or FHLB, stock dividend. Interest income on federal funds sold and repurchase agreements increased $4.6 million as a result of an increase in the average balance of $289.3 million, partially offset by a decrease in the average yield to 4.61% for the six months ended June 30, 2001, from 6.03% for the six months ended June 30, 2000.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2001 decreased $4.7 million, to $244.9 million, from $249.6 million for the three months ended June 30, 2000. This decrease was primarily the result of a $275.4 million decrease in the average balance of interest-bearing liabilities. The decrease in average interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning the balance sheet. The average cost of interest-bearing liabilities decreased to 4.84% for the three months ended June 30, 2001, from 4.86% for the three months ended June 30, 2000 due to a decrease in the average cost of deposits, partially offset by an increase in the average cost of borrowings.

Interest expense on deposits increased $4.4 million, to $104.6 million for the three months ended June 30, 2001, from $100.2 million for the three months ended June 30, 2000, reflecting an increase in the average balance of total deposits of $690.7 million, partially offset by a decrease in the average cost of deposits to 4.00% for the three months ended June 30, 2001, from 4.11% for the three months ended June 30, 2000. The increase in the average balance and decrease in the average cost of total deposits were primarily driven by increases in the average balances of money market accounts and certificates of deposit and a decrease in our rates on our money market accounts. Interest expense on certificates of deposit increased $3.6 million resulting from an increase in the average balance of $284.4 million, partially offset by a decrease in the average cost to 5.56% for the three months ended June 30, 2001, from 5.59% for the three months ended June 30, 2000. The increase in the average balance of certificates of deposit reflects our commitment to offer competitive rates to our customers. The slight decrease in the average cost of certificates of deposit is due to the effect of the lower interest rate environment in 2001.

Interest expense on money market accounts increased $1.0 million, reflecting an increase in the average balance of $366.9 million, partially offset by a decrease in the average cost to 4.30% for the three months ended June 30, 2001, from 5.20% for the three months ended June 30, 2000. Interest paid on money market accounts is on a tiered basis with 90.94% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. The decrease in the average cost of these deposits is reflective of the declining interest rate environment. Interest expense on savings accounts decreased $411,000, which was attributable to a decrease in the average balance of $91.4 million. Interest expense on NOW and money manager accounts increased $96,000 as a result of an increase in the average balance of $130.8 million, partially offset by a decrease in the average cost.

Interest expense on borrowed funds for the three months ended June 30, 2001 decreased $9.1 million, to $140.3 million, from $149.4 million for the three months ended June 30, 2000, resulting from a decrease in the average balance of $966.1 million, to $9.80 billion for the three months ended June 30, 2001, from $10.76 billion for the three months ended June 30, 2000, partially offset by an increase in the average cost of borrowings to 5.73% for the three months ended June 30, 2001, from 5.55% for the three months ended June 30, 2000. The rising interest rate environment which prevailed throughout most of 2000 resulted in most of our borrowings being called upon reaching their call dates during the year ended December 31, 2000. While a portion of the called borrowings were repaid, the remainder of the called borrowings were rolled over into short- and medium-term borrowings without call features at higher rates, thereby increasing the overall cost of our borrowings. However, $1.15 billion in borrowings with an average rate of 7.00% will mature in the first half of 2002, at which time we expect to experience a reduction in our cost of borrowings through either the refinancing of those borrowings at lower rates, assuming that interest rates remain near their current levels, or the repayment of those borrowings.

Interest expense for the six months ended June 30, 2001 decreased $1.8 million, to $494.1 million, from $495.9 million for the six months ended June 30, 2000. This decrease was the result of a decrease of $381.1 million in the average balance of interest-bearing liabilities, partially offset by an increase in the average cost of these liabilities to 4.88% for the six months ended June 30, 2001, from 4.80% for the six months ended June 30, 2000.

Interest expense on deposits increased $13.8 million, to $210.1 million for the six months ended June 30, 2001, from $196.3 million for the six months ended June 30, 2000, primarily due to an increase in the average balance of total deposits of $599.5 million. The increase in the average balance of deposits was primarily driven by increases in the average balances of certificates of deposit and money market accounts. In addition, the average cost of deposits increased to 4.08% for the six months ended June 30, 2001, from 4.05% for the same period in 2000. Interest expense on certificates of deposit increased $10.7 million reflecting an increase in the average balance of $255.8 million, coupled with an increase in the average cost to 5.63% for the six months ended June 30, 2001, from 5.49% for the six months ended June 30, 2000. During 2000, particularly the second half of the year, we experienced significant growth and extension of retail liabilities by offering highly competitive rates on medium- and long-term certificates of deposit. The increase in the average cost of certificates of deposit is a result of the rising interest rate environment which existed during 2000.

Interest expense on money market accounts increased $4.1 million reflecting an increase in the average balance of $336.5 million, offset by a decrease in the average cost to 4.55% for the six months ended June 30, 2001, from 5.11% for the comparable 2000 period. Interest expense on savings accounts decreased $1.2 million which was attributable to a decrease in the average balance of $113.2 million, coupled with a decrease in the average cost to 2.00% for the six months ended June 30, 2001, from 2.01% for the six months ended June 30, 2000. Interest expense on NOW and money manager accounts increased $172,000 as a result of an increase in the average balance of $120.5 million, partially offset by a decrease in the average cost to 0.55% for the six months ended June 30, 2001, from 0.58% for the same period in 2000.

Interest expense on borrowed funds for the six months ended June 30, 2001 decreased $15.7 million, to $283.9 million, from $299.6 million for the six months ended June 30, 2000, resulting from a decrease in the average balance of $980.6 million, partially offset by an increase in the average cost of borrowings to 5.69% for the six months ended June 30, 2001, from 5.47% for the comparable 2000 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaled $1.0 million for the three months ended June 30, 2001 and 2000 and $2.0 million for the six months ended June 30, 2001 and 2000. Net loan charge-offs totaled $281,000 for the three months ended June 30, 2001 compared to $358,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, net loan charge-offs totaled $580,000 compared to $563,000 for the six months ended June 30, 2000. Non-performing loans decreased $7.2 million to $29.0 million at June 30, 2001, from $36.2 million at December 31, 2000. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 220.88% at December 31, 2000 to 280.54% at June 30, 2001. The allowance for loan losses increased to $81.4 million at June 30, 2001, from $79.9 million at December 31, 2000. The increase in the allowance for loan losses in part reflects the overall increase in our loan portfolio. The allowance for loan losses as a percentage of total loans was 0.70% at June 30, 2001 and December 31, 2000. For further discussion of non-performing loans and allowance for loan losses see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2001 increased $5.4 million, or 27.1%, to $25.6 million from $20.2 million for the three months ended June 30, 2000 and $9.8 million, or 25.6%, to $48.3 million for the six months ended June 30, 2001 from $38.5 million for the six months ended June 30, 2000. Excluding the net gain on the disposition of banking offices of $2.8 million for the three months ended June 30, 2000 and $4.0 million for the six months ended June 30, 2000, non-interest income for the three months ended June 30, 2001 increased $8.2 million, or 47.6%, to $25.6 million, from $17.4 million for the three months ended June 30, 2000 and $13.8 million, or 40.0%, to $48.3 million for the six months ended June 30, 2001, from $34.5 million for the six months ended June 30, 2000.

Customer service and other loan fees increased $2.5 million to $14.5 million for the three months ended June 30, 2001, from $12.0 million for the three months ended June 30, 2000 and $4.4 million to $27.6 million for the six months ended June 30, 2001, from $23.2 million for the six months ended June 30, 2000. The increase in customer service fees was primarily attributable to an increase in deposit accounts coupled with an increase in customer service fees which became effective during the first quarter of 2001. Loan servicing fees decreased $277,000 to $4.0 million for the three months ended June 30, 2001, from $4.3 million for the three months ended June 30, 2000 and $835,000 to $8.0 million for the six months ended June 30, 2001, from $8.8 million for the six months ended June 30, 2000. Loan servicing fees include all contractual and ancillary servicing revenue we receive. This decrease is due to a decrease in the balance of loans serviced for others from $4.18 billion at June 30, 2000 to $3.62 billion at June 30, 2001. Income from BOLI, which was purchased in November 2000, was $4.3 million for the three months ended June 30, 2001 and $8.5 million for the six months ended June 30, 2001.

Net gains on sales of loans totaled $1.4 million for the three months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2001, compared to $178,000 for the three months ended

June 30, 2000 and $295,000 for the six months ended June 30, 2000. The increase in net gain on sales of loans is primarily due to an increase in the volume of loans sold into the secondary market. The current interest rate environment has resulted in a significant increase in refinance activity and greater demand for fixed-rate loans, the majority of which are not retained for our portfolio. Other income totaled $1.4 million for the three months ended June 30, 2001 and $2.5 million for the six months ended June 30, 2001, compared to $861,000 for the three months ended June 30, 2000 and $2.2 million for the six months ended June 30, 2000.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2001 was $55.0 million, compared to $55.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, non-interest expense decreased $1.6 million to $111.7 million, from $113.3 million for the six months ended June 30, 2000. General and administrative expense increased $874,000 to $44.4 million for the three months ended June 30, 2001, from $43.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expense decreased $748,000 to $89.1 million, from $89.8 million for the comparable 2000 period. Compensation and benefits increased $1.4 million to $22.5 million for the three months ended June 30, 2001, from $21.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, compensation and benefits increased $2.3 million to $45.6 million, from $43.3 million for the six months ended June 30, 2000. Occupancy, equipment and systems expense decreased to $13.0 million for the three months ended June 30, 2001, from $13.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 occupancy, equipment and systems expense decreased $1.3 million to $26.0 million, from $27.3 million for the comparable 2000 period. Advertising expense totaled $1.7 million for the three months ended June 30, 2001 and $3.5 million for the six months ended June 30, 2001, compared to $2.2 million for the three months ended June 30, 2000 and $4.2 million for the six months ended June 30,2000. Other general and administrative expense increased to $6.8 million for the three months ended June 30, 2001, from $6.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, other general and administrative expense decreased $900,000 to $13.0 million, from $13.9 million for the six months ended June 30, 2000.

Net amortization of mortgage servicing rights totaled $1.8 million for the three months ended June 30, 2001, compared to $1.9 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, net amortization of mortgage servicing rights increased by $1.7 million to $5.0 million, from $3.3 million for the comparable 2000 period. Net amortization of mortgage servicing rights, as reported on the consolidated statements of income, includes valuation allowance adjustments for the impairment of mortgage servicing rights. For the six months ended June 30, 2001, the increase in the net amortization of mortgage servicing rights is due to a $1.0 million increase in the amortization of mortgage servicing rights, coupled with a $641,000 increase in the provision for the valuation allowance of mortgage servicing rights. The increase in the amortization of mortgage servicing rights is due to the increase in prepayment speeds and refinance activity which is a result of the declining interest rate environment which prevailed during the first half of 2001. The changes in the valuation allowance are reflective of the projected prepayment speeds utilized at the valuation dates. Goodwill litigation expense decreased $922,000 to $852,000 for the three months ended June 30, 2001, from $1.8 million for the three months ended June 30, 2000, and decreased $2.4 million to $1.9 million for the six months ended June 30, 2001, from $4.3 million for the six months ended June 30, 2000 reflecting the completion of fact based discovery regarding our claims. For further discussion on the goodwill litigation proceedings, see Part II - Item 1, "Legal Proceedings."

Our percentage of general and administrative expense to average assets was 0.79% for the three months ended June 30, 2001 and 0.80% for the six months ended June 30, 2001, compared to 0.78% for the three months ended June 30, 2000 and 0.80% for the six months ended June 30, 2000. The efficiency ratio was 30.92% for the three months ended June 30, 2001 and 30.74% for the six months ended June 30, 2001, compared to 29.98% for the three months ended June 30, 2000 and 30.49% for the six months ended June 30, 2000.

INCOME TAX EXPENSE

For the three months ended June 30, 2001, income tax expense was $30.5 million, representing an effective tax rate of 34.8%, as compared to $36.1 million, representing an effective tax rate of 39.2%, for the three months ended June 30, 2000. For the six months ended June 30, 2001, income tax expense was $62.1 million, representing an effective tax rate of 35.3%, as compared to $72.0 million, representing an effective tax rate of 39.3% for the six months ended June 30, 2000. The reduction in the effective tax rate was due primarily to tax benefits associated with the implementation of the BOLI program in November 2000.

CASH EARNINGS

Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.40 billion at June 30, 2001, compared to $1.31 billion at December 31, 2000. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

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

The following comparisons exclude the $2.3 million, after-tax, charge for the cumulative effect of accounting change for the six months ended June 30, 2001 and the net gain on the disposition of banking offices of $1.7 million, after tax, for the three months ended June 30, 2000 and $2.4 million, after tax, for the six months ended June 30, 2000. For the three months ended June 30, 2001, operating cash earnings totaled $63.7 million, compared to $60.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, operating cash earnings totaled $126.8 million, compared to $122.1 million for the six months ended June 30, 2000. Operating cash return on average tangible equity was 18.23% for the three months ended June 30,

2001 and 23.58% for the three months ended June 30, 2000. Operating cash return on average assets was 1.14% for the three months ended June 30, 2001 and 1.09% for the three months ended June 30, 2000. For the six months ended June 30, 2001, the operating cash return on average tangible equity was 18.40%, as compared to 24.47% for the comparable 2000 period. The operating cash return on average assets was 1.13% for the six months ended June 30, 2001 and 1.09% for the six months ended June 30, 2000. Additionally, the operating cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio increased to 0.76% for the three months ended June 30, 2001, from 0.75% for the three months ended June 30, 2000. For each of the six month periods ended June 30, 2001 and 2000, the cash general and administrative expense to average assets ratio was 0.77%. The operating cash efficiency ratio was 29.73% for the three months ended June 30, 2001 and 28.86% for the three months ended June 30, 2000. The operating cash efficiency ratio was 29.60% for the six months ended June 30, 2001 versus 29.30% for the six months ended June 30, 2000. For more details on operating earnings and operating cash earnings, see "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" below.


ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF OPERATING EARNINGS AND OPERATING CASH EARNINGS
------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                                                      For The                       For The
                                                                  Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                -----------------------     -----------------------
                                                                   2001          2000          2001          2000
                                                                   ----          ----          ----          ----
Net income                                                      $  57,185     $  55,860     $ 111,601     $ 111,357
Add back: Cumulative effect of accounting change, net of tax           --            --         2,294            --
Less: Net gain on disposition of banking offices, net of tax           --         1,697            --         2,415
                                                                ---------     ---------     ---------     ---------
Operating earnings                                                 57,185        54,163       113,895       108,942
Preferred dividends declared                                       (1,500)       (1,500)       (3,000)       (3,000)
                                                                ---------     ---------     ---------     ---------
Operating earnings available to common shareholders             $  55,685     $  52,663     $ 110,895     $ 105,942
                                                                =========     =========     =========     =========

Basic operating earnings per common share                       $    1.21     $    1.09     $    2.39     $    2.18
                                                                =========     =========     =========     =========
Diluted operating earnings per common share                     $    1.19     $    1.08     $    2.35     $    2.15
                                                                =========     =========     =========     =========

Operating earnings                                              $  57,185     $  54,163     $ 113,895     $ 108,942
Add back:
     Employee stock plans amortization expense                      1,708         1,639         3,310         3,539
      Amortization of goodwill                                      4,810         4,824         9,621         9,648
                                                                ---------     ---------     ---------     ---------
Operating cash earnings                                            63,703        60,626       126,826       122,129
Preferred dividends declared                                       (1,500)       (1,500)       (3,000)       (3,000)
                                                                ---------     ---------     ---------     ---------
Operating cash earnings available to common shareholders        $  62,203     $  59,126     $ 123,826     $ 119,129
                                                                =========     =========     =========     =========

Basic operating cash earnings per common share                  $    1.35     $    1.22     $    2.67     $    2.46
                                                                =========     =========     =========     =========
Diluted operating cash earnings per common share                $    1.33     $    1.21     $    2.62     $    2.42
                                                                =========     =========     =========     =========


ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, maintaining sound credit standards for new loan originations and a generally stable economy and real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1995 through June 30, 2001. Through a variety of strategies, including but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped strengthen our financial condition. Non-performing assets decreased from $40.0 million at December 31, 2000 to $34.4 million at June 30, 2001. The ratio of non-performing assets to total assets decreased from 0.18% at December 31, 2000 to 0.15% at June 30, 2001. The table below shows a comparison of delinquent loans as of June 30, 2001 and December 31, 2000.

                                                                    Delinquent Loans
                                                                    ----------------
                                              At June 30, 2001                                At December 31, 2000
                              --------------------------------------------      ---------------------------------------------
                                    60-89 Days           90 Days or More             60-89 Days            90 Days or More
                              ----------------------   -------------------      ----------------------    -------------------
                                Number    Principal    Number    Principal       Number    Principal      Number    Principal
                                 of        Balance      of        Balance          of      Balance          of      Balance
(Dollars in Thousands)          Loans     of Loans     Loans      of Loans        Loans    of Loans       Loans     of Loans
----------------------        ---------------------    -------------------      --------------------      -------------------
One-to-four family                 15      $   681         209     $26,124           31     $ 1,459        284       $32,529
Multi-family                        3          866           2         690           --          --          2           990
Commercial real estate              1           71           2       1,311            2         791          3         1,765
Consumer and other loans           90          554         100         882          125         728         99           903
                              -------      -------     -------     -------      -------     -------    -------       -------

Total delinquent loans            109      $ 2,172         313     $29,007          158     $ 2,978        388       $36,187
                              =======      =======     =======     =======      =======     =======    =======       =======

 Delinquent loans to total
       loans                                  0.02%                   0.25%                    0.03%                    0.32%


The following table sets forth information regarding non-performing assets at June 30, 2001 and December 31, 2000. In addition to the non-performing loans, we had approximately $2.2 million of potential problem loans at June 30, 2001 and $3.0 million at December 31, 2000. Such loans are 60-89 days delinquent as shown above.

                              Non-Performing Assets
                              ---------------------

                                                        At           At
                                                     June 30,   December 31,
                                                       2001         2000
                                                     --------     --------
                                                     (Dollars in Thousands)
   Non-accrual delinquent mortgage loans (1)          $26,976     $34,332
   Non-accrual delinquent consumer and other loans        882         903
   Mortgage loans delinquent 90 days or more and
     still accruing interest (2)                        1,149         952
                                                      -------     -------
        Total non-performing loans                     29,007      36,187

   Real estate owned, net (3)                           5,367       3,801
                                                      -------     -------
        Total non-performing assets                   $34,374     $39,988
                                                      =======     =======

Allowance for loan losses to non-performing loans      280.54%     220.88%
Allowance for loan losses to total loans                 0.70%       0.70%

-----------------------
(1) Consists primarily of loans secured by one-to-four family properties.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest payments and are secured by one-to-four family properties.

(3) Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.1 million for the six months ended June 30, 2001 and $2.9 million for the year ended December 31, 2000. Actual payments recorded to interest income, with respect to such loans, totaled $540,000 for the six months ended June 30, 2001 and $1.6 million for the year ended December 31, 2000.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $4.5 million at June 30, 2001 and $5.2 million at December 31, 2000.

The following table sets forth the change in allowance for loan losses.

  (In Thousands)

  Allowance for Loan Losses:
    Balance at December 31, 2000.............................................         $79,931
         Provision charged to operations.....................................           2,025
         Charge-offs:
                One-to-four family...........................................            (182)
                Multi-family.................................................               -
                Commercial...................................................               -
                Consumer and other...........................................            (910)
                                                                                      -------
         Total charge-offs...................................................          (1,092)
                                                                                      -------

         Recoveries:
                One-to-four family...........................................              94
                Multi-family.................................................               -
                Commercial...................................................               9
                Consumer and other ..........................................             409
                                                                                      -------
         Total recoveries....................................................             512
                                                                                      -------
         Total net charge-offs...............................................            (580)
                                                                                      -------
    Balance at June 30, 2001.................................................         $81,376
                                                                                       ======


IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. SFAS No. 141 requires that all business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method, and that goodwill and other intangible assets acquired in a business combination shall be accounted for in accordance with the provisions of SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Previously, goodwill and other intangible assets were amortized in determining net income. SFAS No. 142 assumes goodwill has an indefinite useful life and should not be amortized, but rather tested, at least annually, for impairment. SFAS No. 142 also provides specific guidance for testing goodwill for impairment.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite- lived intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle.

Effective January 1, 2002, we will cease recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.40 per diluted common share, based on weighted average shares outstanding for the six months ended June 30, 2001.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a description of our quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis."


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    With respect to the case entitled Astoria Federal Savings and Loan Association vs. United States, or the Astoria Goodwill Litigation, which is pending in the United States Court of Federal Claims, we previously reported that expert discovery had been stayed by the Court until 30 days following the filing of a decision in the appeal before the United States Court of Appeals for the Federal Circuit in the case of California Federal Bank, FSB v. United States, Case No. 99-5108, -5199, or the Calfed decision. The United States Court of Appeals for the Federal Circuit issued its opinion in such case on April 3, 2001. Accordingly, expert discovery resumed in the Astoria Goodwill Litigation on or about May 3, 2001 and is continuing.

    With respect to the case entitled The Long Island Savings Bank, FSB et al. vs. The United States, or the LISB Goodwill Litigation, which is also pending in the United States Court of Federal Claims, we previously reported that Senior Judge Lawrence S. Margolis, to whom the case is assigned, ordered that oral arguments be held on April 10, 2001 with respect to our pending motion for partial summary judgment and the Government's cross motions. At the conclusion of oral arguments held on April 10, 2001, the Court issued orders which denied the Government's motion to dismiss those counts of the complaint in the LISB Goodwill Litigation based upon takings under the Fifth Amendment of the United States Constitution and with respect to interest that may be due as a result of any damages award arising from a taking under the Fifth Amendment of the United States Constitution. The Court granted the Government's motion to dismiss as to those counts of the complaint which were based on breach of an implied contract, failure of consideration and frustration of purpose. All other causes of action remain outstanding. Following such oral arguments, the Court denied both our motion and the Government's motions for partial summary judgment and summary judgment, respectively, on the basis that there are genuine issues of material fact with respect to our breach of contract claim.

    On or about April 4, 2001, the Government filed a motion for summary judgment with respect to the counterclaims set forth in its answer. We cross moved for summary judgment with respect to such counterclaims on May 2, 2001. These motions have been briefed and are currently pending before the Court.

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

    With respect to the litigation entitled Ronnie Weil also known as Ronnie Moore, for Herself and on Behalf of all Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., the Court by order dated May 7, 2001, granted Plaintiffs' Class Action Motion and denied defendants' request that Plaintiffs' co-counsel be disqualified. The Order certified a class consisting of all persons who obtained mortgage loans from LISB during the period January 1, 1983 through December 31, 1992 and paid LISB's attorneys' fees in connection with such mortgages. On May 24, 2001, Astoria Federal filed a Petition for Permission to Appeal with the United States Court of Appeals for the Second Circuit. The determination of the Second Circuit regarding this petition is pending.

    On May 29, 2001 and June 25, 2001, Magistrate Judge Wall of the Eastern District issued scheduling orders addressing the completion of discovery and preparation for trial. The scheduling orders, among other things, provide for the Defendants to move, if at all, for summary judgment on or before September 14, 2001 with final responsive papers due by October 31, 2001 and sets the date for a pre-trial conference on December 4, 2001.

    For further information regarding legal proceedings see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2000 and Part II,
Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31,
2001.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

    Our Annual Meeting of shareholders was held May 16, 2001, referred to as the Annual Meeting. At the Annual Meeting, our shareholders elected John J. Conefry, Jr., Lawrence W. Peters, and Thomas V. Powderly as directors each to serve for a three year term and, in any case, until the election and qualification of their respective successors. The shareholders ratified our appointment of KPMG LLP as our independent auditors for our 2001 fiscal year. In addition, the shareholders approved the proposal of Jewelcor Management, Inc., as the text of such proposal was set forth in our proxy statement dated April 16, 2001.

    The number of votes cast as to each matter acted upon at the Annual Meeting was as follows:

    (a) Election of Directors:

                                               For                                  Withheld
                                               ---                                  --------
    John J. Conefry, Jr.                    43,564,830                              1,291,089
    Lawrence W. Peters                      44,067,998                                787,921
    Thomas V. Powderly                      44,055,819                                800,100

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.


    (b) Ratification of the appointment of KPMG LLP as independent auditors of Astoria Financial Corporation for the 2001 fiscal year:

                                    For:              44,342,047
                                    Against:             443,615
                                    Abstained:            70,257

    There were no broker held non-voted shares represented at the meeting with respect to this proposal.


    (c) Proposal of Jewelcor Management, Inc., as the text of such proposal was set forth in Astoria Financial Corporation's proxy statement dated April 16, 2001:

                                    For:                   23,940,133
                                    Against:               14,679,378
                                    Abstained:                813,718

    There were 5,422,690 broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5.       OTHER INFORMATION

    On July 3, 2001 we completed the private placement of $100 million of senior unsecured notes due in 2008 bearing a fixed interest rate of 7.67%. The notes were placed with a limited number of institutional investors and will not be registered with the Securities and Exchange Commission. The net proceeds from the note placement will be used for general corporate purposes.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        11. Statement Regarding Computation of Per Share Earnings.

    (b) Reports on Form 8-K

        1. Report on Form 8-K dated April 19, 2001 which includes a press release dated April 19, 2001 which highlights reported financial results for the quarter ended March 31, 2001.

        2. Report on Form 8-K dated May 4, 2001 which includes a written presentation of financial results through the period ended March 31, 2001 which was made available to interested investors.

        3. Report on Form 8-K dated May 16, 2001 which includes a slide presentation which was delivered at the Annual Meeting of Shareholders held on May 16, 2001 highlighting financial results through the period ended March 31, 2001.

        4. Report on Form 8-K dated May 16, 2001 which includes a press release dated May 16, 2001 announcing the voting results of the Annual Meeting of Shareholders held on May 16, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Astoria Financial Corporation



Dated: August 13, 2001                    By:/s/    Monte N. Redman
      ----------------                       -----------------------------
                                             Monte N. Redman
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No                            Identification of Exhibit
----------                            -------------------------

   11.                     Statement Regarding Computation of Per Share Earnings