Form 10-Q
period 2001-09-30
ASTORIA FINANCIAL CORP
filed 2001-11-14
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001
                                       OR

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

                          YES    X          NO
                              ------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Classes of Common Stock                  Number of Shares Outstanding, October 31, 2001
       -----------------------                  ----------------------------------------------

          .01 Par Value                                          46,129,019
          -------------                                          ----------

                       PART I -- FINANCIAL INFORMATION

                                                                                 Page

Item 1. Financial Statements (Unaudited):

        Consolidated Statements of Financial Condition at September 30, 2001       2
        and December 31, 2000

        Consolidated Statements of Income for the Three Months and                 3
        Nine Months Ended September 30, 2001 and September 30, 2000

        Consolidated Statement of Changes in Stockholders' Equity for the          4
        Nine Months Ended September 30, 2001

        Consolidated Statements of Cash Flows for the Nine Months Ended            5
        September 30, 2001 and September 30, 2000

        Notes to Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis of Financial Condition and            9
        Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk                37

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                         37

Item 2. Changes in Securities and Use of Proceeds                                 38

Item 3. Defaults Upon Senior Securities                                           38

Item 4. Submission of Matters to a Vote of Security Holders                       38

Item 5. Other Information                                                         38

Item 6. Exhibits and Reports on Form 8-K                                          39

        (a)   Exhibits
              (11)  Statement Regarding Computation of Per Share Earnings

        (b)   Reports on Form 8-K

        Signatures                                                                40

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                         AT                  AT
                                                                                     SEPTEMBER 30,       DECEMBER 31,
(In Thousands, Except Share Data)                                                       2001                2000
----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                             $    135,807      $    135,726
Federal funds sold and repurchase agreements                                           1,272,313           171,525
Available-for-sale securities:
   Encumbered                                                                          3,835,740         6,983,481
   Unencumbered                                                                          467,850           719,741
                                                                                    ------------      ------------
                                                                                       4,303,590         7,703,222
Held-to-maturity securities, fair value of $4,025,206
and $1,697,417, respectively:
   Encumbered                                                                          3,651,564         1,396,213
   Unencumbered                                                                          320,272           315,978
                                                                                    ------------      ------------
                                                                                       3,971,836         1,712,191

Federal Home Loan Bank of New York stock                                                 250,450           285,250
Loans held-for-sale                                                                       24,713            15,699
Loans receivable:
   Mortgage loans, net                                                                11,772,428        11,239,141
   Consumer and other loans, net                                                         219,718           183,154
                                                                                    ------------      ------------
                                                                                      11,992,146        11,422,295
   Less allowance for loan losses                                                         82,005            79,931
                                                                                    ------------      ------------
Total loans receivable, net                                                           11,910,141        11,342,364
Mortgage servicing rights, net                                                            36,917            40,962
Accrued interest receivable                                                              105,721           109,439
Premises and equipment, net                                                              150,441           154,582
Goodwill                                                                                 190,217           204,649
Bank owned life insurance                                                                242,747           251,565
Other assets                                                                              96,120           209,628
                                                                                    ------------      ------------
Total assets                                                                        $ 22,691,013      $ 22,336,802
                                                                                    ============      ============
Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Savings                                                                        $  2,526,943      $  2,434,387
     Money market                                                                      1,877,493         1,482,615
     NOW and money manager                                                             1,079,586         1,004,950
     Certificates of deposit                                                           5,309,435         5,149,735
                                                                                    ------------      ------------
   Total deposits                                                                     10,793,457        10,071,687
   Reverse repurchase agreements                                                       7,385,000         7,785,000
   Federal Home Loan Bank of New York advances                                         2,064,000         1,910,000
   Other borrowings, net                                                                 399,797           502,371
   Mortgage escrow funds                                                                 151,787           116,487
   Accrued expenses and other liabilities                                                223,001           313,094
                                                                                    ------------      ------------
Total liabilities                                                                     21,017,042        20,698,639
                                                                                    ------------      ------------
Guaranteed preferred beneficial interest in junior subordinated debentures               125,000           125,000

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (325,000 shares authorized and -0- shares issued and outstanding)               --                --
     Series B (2,000,000 shares authorized, issued and outstanding)                        2,000             2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 55,498,296 shares issued; and 46,106,599 and 49,643,554 shares
     outstanding, respectively)                                                              555               555
   Additional paid-in capital                                                            820,829           807,357
   Retained earnings                                                                   1,167,354         1,059,048
   Treasury stock (9,391,697 and 5,854,742 shares, at cost, respectively)               (421,808)         (203,632)
   Accumulated other comprehensive income:
     Net unrealized gain (loss) on securities, net of taxes                               10,165          (121,043)
   Unallocated common stock held by ESOP                                                 (30,124)          (31,122)
                                                                                    ------------      ------------
Total stockholders' equity                                                             1,548,971         1,513,163
                                                                                    ------------      ------------
Total liabilities and stockholders' equity                                          $ 22,691,013      $ 22,336,802
                                                                                    ============      ============

Capital accounts and share data have not been adjusted to reflect the two-for-one stock split occurring on December 3, 2001.

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
(In Thousands, Except Share Data)                          2001               2000                 2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                        $207,014         $  194,874          $    613,897       $     566,587
   Consumer and other loans                                 4,364              4,817                13,713              13,385
   Mortgage-backed securities                             109,556            141,394               355,001             443,419
   Other securities                                        25,705             33,663                86,292              98,763
   Federal funds sold and repurchase agreements            12,082              5,251                25,360              13,920
                                                         --------         ----------          ------------       -------------
Total interest income                                     358,721            379,999             1,094,263           1,136,074
                                                         --------         ----------          ------------       -------------
Interest expense:
   Deposits                                               101,687            104,889               311,831             301,216
   Borrowed funds                                         142,809            150,550               426,733             450,164
                                                         --------         ----------          ------------       -------------
Total interest expense                                    244,496            255,439               738,564             751,380
                                                         --------         ----------          ------------       -------------
Net interest income                                       114,225            124,560               355,699             384,694
Provision for loan losses                                   1,001              1,003                 3,026               3,008
                                                         --------         ----------          ------------       -------------
Net interest income after provision
 for loan losses                                          113,224            123,557               352,673             381,686
                                                         --------         ----------          ------------       -------------

Non-interest income:
   Customer service and other loan fees                    15,129             12,933                42,725              36,164
   Loan servicing fees                                      3,595              4,197                11,595              13,032
   Net gain on sales of loans                                 877                273                 2,602                 568
   Net gain on disposition of banking offices                  --                 --                    --               3,976
   Income from bank owned life insurance                    4,098                 --                12,584                  --
   Other                                                    3,216                951                 5,743               3,111
                                                         --------         ----------          ------------       -------------
Total non-interest income                                  26,915             18,354                75,249              56,851
                                                         --------         ----------          ------------       -------------

Non-interest expense:
   General and administrative:
     Compensation and benefits                             22,466             20,319                68,044              63,628
     Occupancy, equipment and systems                      13,371             12,451                39,323              39,763
     Federal deposit insurance premiums                       503                528                 1,493               1,568
     Advertising                                              730              2,756                 4,259               6,992
     Other                                                  6,292              7,493                19,338              21,439
                                                         --------         ----------          ------------       -------------
   Total general and administrative                        43,362             43,547               132,457             133,390
   Net amortization of mortgage servicing rights            2,825              2,036                 7,776               5,329
   Goodwill litigation                                        243              2,149                 2,116               6,436
   Capital trust securities                                 3,104              3,108                 9,312               9,324
   Amortization of goodwill                                 4,811              4,824                14,432              14,472
                                                         --------         ----------          ------------       -------------
Total non-interest expense                                 54,345             55,664               166,093             168,951
                                                         --------         ----------          ------------       -------------

Income before income tax expense and
   cumulative effect of accounting change                  85,794             86,247               261,829             269,586
Income tax expense                                         29,342             32,558                91,482             104,540
                                                         --------         ----------          ------------       -------------

Income before cumulative effect of
 accounting change                                         56,452             53,689               170,347             165,046

Cumulative effect of accounting change,
 net of tax                                                    --                 --                (2,294)                 --
                                                         --------         ----------          ------------       -------------

Net income                                                 56,452             53,689               168,053             165,046

Preferred dividends declared                               (1,500)            (1,500)               (4,500)             (4,500)
                                                         --------         ----------          ------------       -------------

Net income available to common shareholders            $   54,952         $   52,189          $    163,553       $     160,546
                                                         ========         ==========          ============       =============

Basic earnings per common share:
   Income before accounting change                         $ 1.22             $ 1.09                $ 3.61             $  3.33
   Cumulative effect of accounting change,
   net of tax                                                  --                 --                  0.05                  --
                                                         --------         ----------          ------------       -------------
   Net earnings per common share                           $ 1.22             $ 1.09                $ 3.56             $  3.33
                                                         ========         ==========          ============       =============

Diluted earnings per common share:
   Income before accounting change                         $ 1.20             $ 1.07                $ 3.54             $  3.28
   Cumulative effect of accounting change,
   net of tax                                                  --                 --                  0.05                  --
                                                         --------         ----------          ------------       -------------
   Net earnings per common share                           $ 1.20             $ 1.07                $ 3.49             $  3.28
                                                         ========         ==========          ============       =============

Dividends per common share                                 $ 0.31             $ 0.26                $ 0.88             $  0.76
                                                         ========         ==========          ============       =============

Basic weighted average common shares                   45,061,516         47,784,283            45,925,927          48,252,725
Diluted weighted average common and
 common equivalent shares                              45,934,594         48,573,327            46,830,948          48,967,347




Share and per share data have not been adjusted to reflect the two-for-one stock split occurring on December 3, 2001.

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                                         Unallocated
                                                                                                          Accumulated      Common
                                                                    Additional                                Other         Stock
(In Thousands,                                   Preferred  Common  Paid-In      Retained      Treasury   Comprehensive    Held
Except Share Data)                      Total      Stock    Stock   Capital      Earnings        Stock        Income       by ESOP
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        $ 1,513,163    $2,000   $555   $ 807,357    $ 1,059,048    $(203,632)   $(121,043)   $(31,122)

Comprehensive income:

Net income                              168,053        --     --          --        168,053           --           --          --
Other comprehensive income, net
    of tax:
    Net unrealized gain on
    securities                          128,799        --     --          --             --           --      128,799          --

    Amortization of unrealized loss
     on securities transferred to
     held-to-maturity                     2,409        --     --          --             --           --        2,409          --
                                    -----------
Total comprehensive income              299,261
                                    -----------

Common stock repurchased
     (4,390,200 shares)                (249,698)       --     --          --             --     (249,698)          --          --

Dividends on common and preferred
     stock and amortization of
     purchase premium                   (47,603)       --     --        (978)       (46,625)          --           --          --

Exercise of stock options and
     related tax benefit (853,245
     shares issued)                      28,974        --     --      10,574        (13,122)      31,522           --          --

Amortization relating to allocation
     of ESOP stock                        4,874        --     --       3,876             --           --           --         998
                                    -----------    ------   ----   ---------    -----------    ---------    ---------    --------
Balance at September 30, 2001       $ 1,548,971    $2,000   $555   $ 820,829    $ 1,167,354    $(421,808)   $  10,165    $(30,124)
                                    ===========    ======   ====   =========    ===========    =========    =========    ========




Capital accounts and share data have not been adjusted to reflect the two-for-one stock split occurring on December 3, 2001.

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
(IN THOUSANDS)                                                                          2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $   168,053      $   165,046
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net accretion of discounts, premiums and deferred loan fees                       (29,397)         (44,305)
     Provision for loan and real estate losses                                           2,962            2,917
     Depreciation and amortization                                                       9,708            9,656
     Net gain on sales of loans                                                         (2,602)            (568)
     Net gain on disposition of banking offices                                             --           (3,976)
     Originations of loans held-for-sale, net of proceeds from sales                    (7,235)           6,916
     Amortization of goodwill                                                           14,432           14,472
     Cumulative effect of accounting change, net of tax                                  2,294               --
     Amortization of allocation of ESOP stock                                            4,874            5,339
     Decrease (increase) in accrued interest receivable                                  3,718           (5,430)
     Mortgage servicing rights amortization and valuation
        allowance, net of capitalized amounts                                            4,045            4,639
     Insurance proceeds received, net of income from bank owned life insurance           8,818               --
     Decrease in other assets                                                           16,649            8,320
     Decrease in accrued expenses and other liabilities                                (79,519)         (32,519)
                                                                                   -----------      -----------

        Net cash provided by operating activities                                      116,800          130,507
                                                                                   -----------      -----------

Cash flows from investing activities:
     Origination of loans held-for-investment                                       (1,897,874)      (1,386,905)
     Loan purchases through third parties                                           (1,072,123)        (571,653)
     Principal repayments on loans                                                   2,379,478        1,145,426
     Principal payments on mortgage-backed securities held-to-maturity                 880,382          152,710
     Principal payments on mortgage-backed securities available-for-sale               983,368        1,250,463
     Purchases of mortgage-backed securities held-to-maturity                         (650,927)              --
     Purchases of mortgage-backed securities available-for-sale                       (288,811)              --
     Purchases of other securities available-for-sale                                   (2,005)          (5,040)
     Proceeds from maturities of other securities available-for-sale                    69,868              302
     Proceeds from maturities of other securities held-to-maturity                     421,048            8,772
     Redemption (purchases) of FHLB stock                                               34,800          (20,000)
     Proceeds from sales of real estate owned and investments in
        real estate, net                                                                 4,367            7,156
     Proceeds from disposition of banking offices                                           --           21,293
     Purchases of premises and equipment, net of proceeds from sales                    (5,567)          (5,227)
                                                                                   -----------      -----------

        Net cash provided by investing activities                                      856,004          597,297
                                                                                   -----------      -----------

Cash flows from financing activities:
     Net increase in deposits                                                          721,758          296,902
     Net decrease in reverse repurchase agreements                                    (400,000)      (1,341,800)
     Net increase in FHLB of New York advances                                         154,000          400,000
     Net decrease in other borrowings                                                 (104,092)          (8,698)
     Increase in mortgage escrow funds                                                  35,300           23,630
     Costs to repurchase common stock                                                 (249,698)         (52,493)
     Cash dividends paid to stockholders                                               (47,603)         (42,143)
     Cash received for options exercised                                                18,400            2,381
                                                                                   -----------      -----------

        Net cash provided by (used in) financing activities                            128,065         (722,221)
                                                                                   -----------      -----------
        Net increase in cash and cash equivalents                                    1,100,869            5,583
     Cash and cash equivalents at beginning of period                                  307,251          490,571
                                                                                   -----------      -----------
     Cash and cash equivalents at end of period                                    $ 1,408,120      $   496,154
                                                                                   ===========      ===========

     Supplemental disclosures:
        Cash paid during the period:
           Interest                                                                $   742,913      $   758,863
                                                                                   ===========      ===========
           Income taxes                                                            $    47,153      $    73,009
                                                                                   ===========      ===========
        Additions to real estate owned                                             $     4,077      $     6,826
                                                                                   ===========      ===========
        Securities transferred from available-for-sale to
           held-to-maturity                                                        $ 2,878,767       $       --
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal; Astoria Capital Trust I; and AF Insurance Agency, Inc. As used in this quarterly report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc., depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

         In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of September 30, 2001 and December 31, 2000, our results of operations for the three months and nine months ended September 30, 2001 and 2000, changes in our stockholders' equity for the nine months ended September 30, 2001 and our cash flows for the nine months ended September 30, 2001 and 2000. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated statements of financial condition as of September 30, 2001 and December 31, 2000, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

         These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and related notes included in our 2000 Annual Report on Form 10-K.

2.       EARNINGS PER SHARE, OR EPS

         The following table is a reconciliation of basic and diluted EPS. Share and per share data have not been adjusted to reflect the two-for-one stock split occurring on December 3, 2001.


                                                                For the Three Months Ended September 30,
                                         ------------------------------------------------------------------------------------------
                                                          2001                                             2000
                                         ------------------------------------------------------------------------------------------
(In Thousands,                                           Average        Per Share                         Average       Per Share
Except Share Data)                       Income          Shares           Amount             Income        Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------------
Net income                              $ 56,452                                       $    53,689
Less:  preferred stock dividends           1,500                                             1,500
                                         ---------                                       ---------
Basic EPS:
     Income available to common
       stockholders                       54,952         45,061,516   $   1.22              52,189         47,784,283     $   1.09
                                                                      ========                                            ========
Effect of dilutive unexercised
     stock options                                          873,078(1)                                        789,044(2)
                                                         ----------                                        ----------
Diluted EPS:
     Income available to common
       stockholders plus assumed
       conversions                      $ 54,952         45,934,594   $   1.20         $    52,189         48,573,327     $   1.07
                                        ========         ==========   ========         ===========         ==========     ========



                                                              For the Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------------------------
                                                        2001                                                  2000
                                     ----------------------------------------------------------------------------------------------
(In Thousands,                                        Average        Per Share                            Average       Per Share
Except Share Data)                    Income          Shares           Amount             Income           Shares         Amount
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
   of accounting change              $170,347                                        $   165,046
Less:  preferred stock dividends        4,500                                              4,500
                                     --------                                        -----------
Basic EPS:
     Income available to common
       stockholders                   165,847         45,925,927     $   3.61            160,546         48,252,725     $   3.33
                                                                     ========                                           ========
Effect of dilutive unexercised
     stock options                                       905,021(3)                                         714,622(4)
                                                      ----------                                         ----------
Diluted EPS:
     Income available to common
       stockholders plus assumed
       conversions                   $165,847         46,830,948     $   3.54        $   160,546         48,967,347     $   3.28
                                     ========         ==========     ========        ===========         ==========     ========



(1) Options to purchase 15,000 shares of common stock at $59.75 per share were outstanding as of September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the three months ended September 30, 2001.

(2) Options to purchase 1,001,803 shares of common stock at prices between $36.00 per share and $59.75 per share were outstanding as of September 30, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2000.

(3) Options to purchase 257,152 shares of common stock at prices between $56.63 per share and $59.75 per share were outstanding as of September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 30, 2001.

(4) Options to purchase 1,640,153 shares of common stock at prices between $29.24 per share and $59.75 per share were outstanding as of September 30, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 30, 2000.

3.       GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED
         DEBENTURES

         On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as the Series A Capital Securities. Effective April 26, 2000, $120.0 million aggregate liquidation amount of the Series A Capital Securities were exchanged for a like amount of 9.75% Capital Securities due November 1, 2029, Series B, also issued by Astoria Capital Trust I, referred to as the Series B Capital Securities. The Series A Capital Securities and Series B Capital Securities have substantially identical terms except that the Series B Capital Securities have been registered with the Securities and Exchange Commission. Together they are referred to as the Capital Securities. We have fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. Astoria Capital Trust I was formed for the exclusive purpose of issuing the Capital Securities and common securities and using the proceeds to acquire an aggregate principal amount of $128.9 million of our 9.75% Junior Subordinated Debentures due November 1, 2029 (which aggregate amount is equal to the aggregate liquidation amount of the Capital Securities and common securities), referred to as the Junior Subordinated Debentures. The sole assets of Astoria Capital Trust I are the Junior Subordinated Debentures. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity.

         The balance outstanding on the Capital Securities was $125.0 million at September 30, 2001 and December 31, 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized over a period of ten years. Distributions on the Capital Securities are payable semi-annually, on May 1 and November 1, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption "Capital trust securities."

4.       ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. Restatement of prior periods is not permitted. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," or SFAS No. 138. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Upon adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, we held interest rate swaps with a notional amount of $450.0 million hedging the fair value of our medium term notes totaling $450.0 million. We also have commitments to fund loans held-for-sale and commitments to sell loans, which are considered derivative instruments under SFAS No. 133, as well as other derivative instruments. These commitments (derivative instruments) are immaterial to our financial condition. As a result of the implementation of SFAS No. 133 and SFAS No. 138, we recognized a $2.3 million charge, net of taxes, in January 2001 as a cumulative effect of a change in accounting principle. In April 2001, $150.0 million of our medium term notes matured and $450.0 million of interest rate swaps were terminated. Gains and losses recognized on the interest rate swaps for the nine months ended September 30, 2001 were immaterial.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," or SFAS No. 140. SFAS No. 140 supercedes and replaces the guidance in SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for securitization transactions involving financial assets, sales of financial assets such as receivables, loans and securities, factoring transactions, wash sales, servicing assets and liabilities, collateralized borrowing arrangements, securities lending transactions, repurchase agreements, loan participations, and extinguishment of liabilities. Certain provisions of this Statement including relevant disclosures are effective for fiscal years ending after December 15, 2000. The remaining provisions were effective for transfer transactions occurring after March 31, 2001. SFAS No. 140 does not require restatement of prior periods. In July 2001, the FASB issued Technical Bulletin No. 01-1, "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to the Isolation of Transferred Financial Assets," which delays the effective date for the isolation standards and related guidance under SFAS No. 140 to transfers of financial assets occurring after December
31, 2001, instead of March 31, 2001. The implementation of SFAS No. 140 provisions did not have a material impact on our financial condition or results of operations. The implementation of the remaining provisions, subsequent to December 31, 2001, is not expected to have a material impact on our financial condition or results of operations.

5.       SUBSEQUENT EVENTS

         On October 17, 2001, our Board of Directors approved a two-for-one stock split, in the form of a 100% stock dividend, which is payable on December 3, 2001 to stockholders of record as of the close of business on November 15, 2001. As a result of the stock split, the number of common shares outstanding will increase to approximately 92.2 million, based on shares outstanding at September 30, 2001. Capital accounts, share and per share data have not been adjusted to reflect the stock split.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation;

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

         In addition to Astoria Federal, we have two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and variable annuity agent and property and casualty insurance broker. Through a contractual agreement with Treiber Insurance and IFS Agencies, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal. See "Notes to Consolidated Financial Statements" for a discussion of Astoria Capital Trust I.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $4.73 billion for the nine months ended September 30, 2001 and $2.56 billion for the nine months ended September 30, 2000. The increase in loan and security repayments was primarily the result of the increase in refinance activity due to the lower interest rate environment during the nine months ended September 30, 2001. Net cash provided by operating activities totaled $116.8 million during the nine months ended September 30, 2001 and $130.5 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, net borrowings decreased $350.1 million, while net deposits increased $721.8 million. During the nine months ended September 30, 2000, net borrowings decreased $950.5 million, while net deposits increased $296.9 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix.

The net increases in deposits for the nine months ended September 30, 2001 and 2000 reflect our continued emphasis on attracting customer deposits through competitive rates and product offerings.

         Our primary use of funds is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, with an emphasis on the origination and purchase of mortgage loans. During the nine months ended September 30, 2001, our gross originations and purchases of mortgage loans totaled $3.06 billion, compared to $1.94 billion during the nine months ended September 30, 2000. This increase was primarily attributable to the lower interest rate environment during the nine months ended September 30, 2001 which resulted in an increase in mortgage refinance activity. Purchases of mortgage-backed securities totaled $939.7 million and purchases of other securities totaled $2.0 million during the nine months ended September 30, 2001. For the nine months ended September 30, 2000, there were no purchases of mortgage-backed securities and purchases of other securities totaled $5.0 million. The securities purchases during the nine months ended September 30, 2001 are a result of our redeployment of a portion of our cash flows in excess of our mortgage and other loan fundings. As previously mentioned, the rapid decline in interest rates in 2001 has resulted in a significant increase in loan and security repayments. Should the pace of repayment activity remain at its recent levels and cash inflows continue to exceed mortgage and other loan fundings, we may continue to purchase additional mortgage-backed and other securities as we have done in the 2001 second and third quarters.

         We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Increased loan and security repayments provided additional liquidity which we held at September 30, 2001, which will be used to fund our approximately $1.5 billion mortgage pipeline and for the potential repayment of borrowings which are maturing over the next six months. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $1.41 billion at September 30, 2001, compared to $307.3 million at December 31, 2000.

         On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and will not be registered with the Securities and Exchange Commission. The net proceeds from the note placement will be used for general corporate purposes.

         Stockholders' equity increased to $1.55 billion at September 30, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders' equity was the result of net income of $168.1 million, a $131.2 million decrease in the net unrealized loss on securities available-for-sale, net of taxes, which includes amortization of the net unrealized loss on securities transferred to held-to-maturity, the effect of stock options exercised and related tax benefit of $29.0 million, and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $4.9 million. These increases were partially offset by repurchases of our common stock of $249.7 million and dividends declared of $47.6 million.

         On August 16, 2000, our Board of Directors approved our seventh stock repurchase plan authorizing the purchase, at management's discretion, of 5,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the quarter ended September 30, 2001, we completed our seventh stock repurchase plan. On September 17, 2001, our Board of Directors approved our eighth stock repurchase plan authorizing the purchase, at management's discretion, of 5,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the nine months ended September 30, 2001, 4,390,200 shares of our common stock were repurchased at an aggregate cost of $249.7 million, of which 755,700 shares were acquired pursuant to our eighth stock repurchase plan.

         On September 4, 2001, we paid a quarterly cash dividend equal to $0.31 per share on shares of our common stock outstanding as of the close of business on August 15, 2001, totaling $14.9 million. On October 17, 2001, we declared a quarterly cash dividend of $0.34 per share on shares of our common stock and a two-for-one stock split in the form of a 100% stock dividend. The cash dividend will be paid on the total number of shares held before the stock split. Shareholders will receive one additional share of our common stock for each share of our common stock owned as of the close of business on the record date. The new shares will be distributed and the cash dividend is payable on December 3, 2001 to stockholders of record as of the close of business on November 15, 2001. During the three months ended September 30, 2001, we declared a cash dividend on our Series B Preferred Stock aggregating $1.5 million.

         At September 30, 2001, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.77%, leverage capital ratio of 6.77%, and risk-based capital ratio of 16.00%. The minimum regulatory requirements were a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and risk-based capital ratio of 8.00%.

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

         The table on page 14, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001, that we anticipate, using certain assumptions based on our historical experience and other data available to us, to reprice or mature in each of the future time periods shown. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayments. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. In addition, prepayment rates will vary due to a number of other factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. The Gap Table does not necessarily indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities are subject to customer discretion and competitive and other pressures. Callable features of certain assets and liabilities, in addition to the foregoing, may cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised. The Gap Table reflects our estimates as to periods to repricing at a particular point in time. Among the factors considered are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

         During the nine months ended September 30, 2001, the Federal Open Market Committee, or FOMC, reduced the federal funds rate on eight separate occasions by a total of 350 basis points. (On October 2, 2001 and November 6, 2001 the FOMC announced additional federal funds rate reductions of 50 basis points each.) These reductions have created a significantly different interest rate environment than that which existed at December 31, 2000. In the December 31, 2000 Gap Table, callable borrowings were classified according to their call dates and callable securities were classified according to their maturity dates. This classification was reflective of our experience throughout 2000 which indicated that, in a rising interest rate environment, issuers of callable borrowings were exercising their rights whereas issuers of callable securities were not. However, in a falling interest rate environment, the likelihood that our callable borrowings will not be called and that our callable securities will begin to be called increases. To a certain degree, we have experienced this during 2001. As a result, we have modified our Gap Table assumptions to reflect the interest rate environment at September 30, 2001. In the September 30, 2001 Gap Table, callable borrowings have been classified according to their maturity dates and callable securities have been classified according to their call dates. At September 30, 2001, callable securities classified according to their call dates totaled $1.07 billion, of which $910.3 million are callable within one year and at various times thereafter. During the nine months ended September 30, 2001, $474.3 million in securities were called. Also included in this table are $5.94 billion of fixed-rate callable borrowings, classified according to their maturity dates, which are primarily within the more than one to three years category. Of such borrowings, $5.78 billion are callable within one year and at various times thereafter. During the nine months ended September 30, 2001,

$200.0 million in borrowings were called in the first quarter. The classification of callable borrowings by maturity date is based upon our experience which, in the current interest rate environment, has indicated that the issuers of these borrowings have not been exercising their call options.

       At September 30, 2001, net interest-earning assets maturing or repricing within one year exceeded interest-bearing liabilities maturing or repricing within the same time period by $957.8 million, representing a positive cumulative one-year gap of 4.22% of total assets. This compares to net interest-earning assets maturing or repricing within one year exceeding interest-bearing liabilities maturing or repricing within the same time period by $1.18 billion, representing a positive cumulative one-year gap of 5.28% of total assets at December 31, 2000, using the same set of assumptions which were used in the September 30, 2001 Gap Table. At December 31, 2000, with callable borrowings classified according to their call dates and callable securities classified according to their maturity dates, as previously reported, our interest-bearing liabilities maturing or repricing within one year exceeded net interest-earning assets maturing or repricing within the same time period by $3.74 billion, representing a negative cumulative one-year gap of 16.75% of total assets.

                                                                         AT SEPTEMBER 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    MORE THAN         MORE THAN
                                                                     ONE YEAR        THREE YEARS
                                                    ONE YEAR           TO                 TO             MORE THAN
(Dollars in Thousands)                              OR LESS         THREE YEARS        FIVE YEARS        FIVE YEARS         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                              $2,693,220    $    3,419,661       $3,262,422        $2,312,501      $11,687,804
   Consumer and other loans (1)                       181,068            31,047            5,975                --          218,090
   Federal funds sold and
     repurchase agreements                          1,272,313                --               --                --        1,272,313
   Mortgage-backed and other securities
     available-for-sale and FHLB stock              1,977,537         1,000,488          538,588         1,037,427        4,554,040
   Mortgage-backed and other securities
     held-to-maturity                               1,371,090         1,066,327          631,356           926,555        3,995,328
                                                    ---------         ---------        ---------         ---------       ----------

Total interest-earning assets                       7,495,228         5,517,523        4,438,341         4,276,483       21,727,575
Add:
   Net unamortized purchase premiums
     and deferred costs (2)                            13,047            16,181           17,553             7,190           53,971
                                                    ---------         ---------        ---------         ---------       ----------
Net interest-earning assets                         7,508,275         5,533,704        4,455,894         4,283,673       21,781,546
                                                    ---------         ---------        ---------         ---------       ----------
Interest-bearing liabilities:
   Savings                                            139,097           278,196          278,196         1,831,454        2,526,943
   Money market                                     1,727,491            15,790           15,790           118,422        1,877,493
   NOW and money manager                               28,623            57,241           57,241           464,261          607,366
   Certificates of deposit                          3,204,541         1,155,817          873,880            75,197        5,309,435
   Borrowed funds                                   1,450,733         5,710,000          409,000         2,279,064        9,848,797
                                                    ---------         ---------        ---------         ---------       ----------
Total interest-bearing liabilities                  6,550,485         7,217,044        1,634,107         4,768,398       20,170,034
                                                    ---------         ---------        ---------         ---------       ----------

Interest sensitivity gap                              957,790        (1,683,340)       2,821,787          (484,725)   $   1,611,512
                                                    =========         =========        =========         =========       ==========
Cumulative interest sensitivity gap              $    957,790    $     (725,550)      $2,096,237        $1,611,512
                                                    =========         =========        =========         =========
Cumulative interest sensitivity
   gap as a percentage of total assets                  4.22%              3.20%            9.24%             7.10%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                       114.62%             94.73%          113.61%           107.99%

(1) Mortgage, consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

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

         We also monitor Astoria Federal's interest rate sensitivity through analysis of the change in the net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. Increases in the value of assets will increase the NPV whereas decreases in the value of assets will decrease the NPV. Increases in the value of liabilities will increase the NPV whereas decreases in the value of the liabilities will decrease the NPV. The changes in the value of the assets and liabilities due to changes in interest rates reflect the interest sensitivity of those assets and liabilities. The NPV ratio under any interest rate scenario is defined as the NPV in that scenario divided by the value of assets in the same scenario. This analysis, presented in the table on page 16, or the NPV Table, measures percentage changes from the value of projected NPV in a given rate scenario, and then measures interest rate sensitivity by the change in the NPV ratio, over a range of interest rate change scenarios. The Office of Thrift Supervision, or OTS, also produces a similar analysis using its own model based upon data submitted on Astoria Federal's quarterly Thrift Financial Reports, the results of which typically vary from our internal model primarily because of differences in assumptions utilized between our internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV Table, prepayment speeds and deposit decay rates similar to the Gap Table were used, except for the scenarios which involve increases in interest rates, for which we have assumed, in the NPV Table, that securities with embedded call options will not be called at their next available call date.

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

         The following represents Astoria Federal's NPV Table as of September 30, 2001:

                                NET PORTFOLIO VALUE ("NPV")             PORTFOLIO VALUE OF NET ASSETS
         RATES IN              ---------------------------              -----------------------------
       BASIS POINTS         DOLLAR       DOLLAR      PERCENTAGE           NPV        SENSITIVITY
       (RATE SHOCK)         AMOUNT       CHANGE       CHANGE             RATIO         MEASURE
       ------------         ------       ------       ------             -----         -------
                                  (Dollars in Thousands)
          +200            $2,042,382    $(194,316)     (8.69)%           9.40%          (0.32)%
          +100             2,196,852      (39,846)     (1.78)            9.81            0.09
           -0-             2,236,698           --         --             9.72              --
          -100             2,069,344     (167,354)     (7.48)            8.85           (0.87)
          -200             1,722,328     (514,370)    (23.00)            7.28           (2.44)

         In the NPV Table above, we have assumed that in all interest rate scenarios, borrowings with embedded call options would not be called at their next call date. We also assumed that in the flat, down 100 and down 200 basis point rate shock scenarios, securities with embedded call options would be called. This is based on our recent experience in the current low interest rate environment. These assumptions differ in several ways from those assumptions used at December 31, 2000 due to the dramatic changes in interest rates and the yield curve. In our December 31, 2000 NPV Table, as previously reported, we assumed that borrowings with embedded call options would be called in the flat, up 100 and up 200 basis point rate shock scenarios. Additionally, we assumed that securities with embedded call options would only be called in the down 100 and down 200 basis point rate shock scenarios, which reflected our experience in the then higher interest rate environment.

         The NPV Table above indicates an NPV ratio of 9.72% in the flat rate scenario representing a decrease from the December 31, 2000 result of 11.56% in the flat rate scenario, using substantially the same set of assumptions which were used in the September 30, 2001 NPV Table (i.e. callable borrowings not called and callable securities called in the flat interest rate scenario). The decrease in NPV reflects the significant reduction in interest rates during the past nine months, resulting in a decrease in the value of the liabilities. Despite this decrease in base NPV, our continued efforts to reposition the balance sheet by growing core deposits, emphasizing ARM products and reducing callable borrowings coupled with the low level of interest rates have resulted in a significant reduction in our Sensitivity Measure (the change in NPV) in a rising interest rate environment. The NPV Table above indicates an NPV of 9.40% in the up 200 basis point rate shock scenario resulting in a Sensitivity Measure of negative 0.32%. At December 31, 2000, using the September 30, 2001 assumptions, with the primary exception that in the up 100 and up 200 basis point rate shock scenarios callable borrowings were assumed to be called at their next call date, the NPV in the up 200 basis point rate shock scenario was 8.10%, resulting in a Sensitivity Measure of negative 3.46%. This significant decrease in the Sensitivity Measure between September 30, 2001 and December 31, 2000 in the up 200 basis point rate shock scenario, is primarily due to the changes in assumptions with respect to callable borrowings. As previously mentioned in our discussion of the Gap Table, our experience in the higher interest rate environment which existed at December 31, 2000 indicated that borrowings would be called in a flat and rising rate environment. The substantial decline in interest rates through September 30, 2001 and our experience with callable borrowings in a lower interest rate environment supports our current assumption that even after a rate shock of 200 basis points, those borrowings would not be called. The change in interest rates has also affected our interest rate sensitivity, as measured by NPV, in a falling interest rate environment. As indicated in the NPV Table above, our Sensitivity Measure in the down 200 basis point rate shock scenario was negative 2.44% at September 30, 2001, representing a slight increase from the negative 2.26% at December 31, 2000 in the down 200 basis point rate shock scenario.

         As is the case with the Gap Table, certain shortcomings are inherent in the methodology used in the NPV Table. Modeling of changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model assumes that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is immediate and is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. In addition, prepayment estimates and other assumptions within the NPV Table are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Accordingly, although the NPV measurements, in theory, may provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide for a precise forecast of the effect of changes in market interest rates on Astoria Federal's NPV and will differ from actual results.

LOAN PORTFOLIO

         The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at September 30, 2001 and December 31, 2000.

                                               At September 30, 2001                     At December 31, 2000
                                               --------------------------            ----------------------------
                                                                  Percent                           Percent
(Dollars in Thousands)                        Amount              of Total            Amount        of Total
-----------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS:
      One-to-four family (1) ..........     $ 10,107,183          84.65%           $ 9,863,935        86.79%
      Multi-family ....................        1,002,528           8.40                801,917         7.05
      Commercial real estate ..........          610,717           5.12                514,810         4.53
                                            ------------      ----------           -----------     ---------
Total mortgage loans ..................       11,720,428          98.17             11,180,662        98.37
                                            ------------      ----------           -----------     ---------

CONSUMER AND OTHER LOANS:
      Home equity .....................          167,190           1.40                133,748         1.18
      Passbook ........................            9,475           0.08                  8,710         0.08
      Other (2) .......................           42,303           0.35                 42,252         0.37
                                            ------------      ----------           -----------     ---------
Total consumer and other loans ........          218,968           1.83                184,710         1.63
                                            ------------      ----------           -----------     ---------

TOTAL LOANS ...........................       11,939,396         100.00%            11,365,372       100.00%
                                            ------------      ==========           -----------     =========

Unamortized premiums, discounts and
      deferred loan costs and fees, net           77,463                                72,622
Allowance for loan losses .............          (82,005)                              (79,931)
                                            ------------                            -----------
TOTAL LOANS, NET ......................     $ 11,934,854                         $  11,358,063
                                            ============                         ==============


(1) Includes loans classified as held-for-sale totaling $23.3 million at September 30, 2001 and $13.5 million at December 31, 2000.

(2) Includes loans classified as held-for-sale totaling $1.4 million at September 30, 2001 and $2.2 million at December 31, 2000.

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at September 30, 2001 and December 31, 2000. During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a market value of $2.88 billion from available-for-sale to held-to-maturity. The net unrealized loss, which is being amortized over the life of the securities transferred, was $22.6 million at the date of the transfer and is included in the net unrealized gain on securities, net of taxes, in accumulated other comprehensive income at September 30, 2001.

                                                                                                At September 30, 2001
                                                                                ---------------------------------------------------
                                                                                              Gross          Gross       Estimated
                                                                                 Amortized  Unrealized    Unrealized       Fair
(In Thousands)                                                                     Cost       Gains         Losses         Value
-----------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
    Mortgage-backed securities:
        GNMA pass-through certificates                                         $   76,730     $ 1,747     $     (1)     $   78,476
        FHLMC pass-through certificates                                           144,489       3,404          (35)        147,858
        FNMA pass-through certificates                                            279,344       7,146         (214)        286,276
        REMICS and CMOs:
            Agency issuance                                                     1,772,104      23,102       (2,346)      1,792,860
            Non agency issuance                                                 1,300,079      25,454         (234)      1,325,299
                                                                               ----------     -------     --------      ----------

    Total mortgage-backed securities                                            3,572,746      60,853       (2,830)      3,630,769
                                                                               ----------     -------     --------      ----------

    Other securities:
        Obligations of the U.S.
          Government and agencies                                                 506,992         387       (5,406)        501,973
        Corporate debt securities                                                  66,151         445       (4,754)         61,842
        FNMA and FHLMC preferred stock                                            120,015          61      (13,300)        106,776
        Asset-backed and other securities                                           2,233          --           (3)          2,230
                                                                               ----------     -------     --------      ----------
    Total other securities                                                        695,391         893      (23,463)        672,821
                                                                               ----------     -------     --------      ----------

Total available-for-sale                                                       $4,268,137     $61,746     $(26,293)     $4,303,590
                                                                               ==========     =======     ========      ==========

HELD-TO-MATURITY:
    Mortgage-backed securities:
        GNMA pass-through certificates                                         $    2,737     $   210     $     --      $    2,947
        FHLMC pass-through certificates                                            27,409         821           --          28,230
        FNMA pass-through certificates                                              9,906         110           --          10,016
        REMICs and CMOs:
            Agency issuance                                                     2,832,246      45,595       (1,947)      2,875,894
            Non agency issuance                                                   646,945       5,505           (2)        652,448
                                                                               ----------     -------     --------      ----------
    Total mortgage-backed securities                                            3,519,243      52,241       (1,949)      3,569,535
                                                                               ----------     -------     --------      ----------

    Other securities:
        Obligations of the U.S.
          Government and agencies                                                 409,478       3,517         (455)        412,540
        Obligations of states and
          political subdivisions                                                   43,115          16           --          43,131
                                                                               ----------     -------     --------      ----------
    Total other securities                                                        452,593       3,533         (455)        455,671
                                                                               ----------     -------     --------      ----------

Total held-to-maturity                                                         $3,971,836     $55,774     $ (2,404)     $4,025,206
                                                                               ==========     =======     ========      ==========

                                                             At December 31, 2000
                                               ----------------------------------------------------
                                                              Gross        Gross          Estimated
                                               Amortized    Unrealized   Unrealized          Fair
(In Thousands)                                   Cost         Gains        Losses            Value
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
                                              ==========     =======     =========      ==========

COMPARISON OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
AND OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000


FINANCIAL CONDITION

         Total assets increased $354.2 million to $22.69 billion at September 30, 2001, from $22.34 billion at December 31, 2000. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings, while limiting growth. Mortgage loans, net, increased $533.3 million, from $11.24 billion at December 31, 2000 to $11.77 billion at September 30, 2001. Gross mortgage loans originated and purchased during the nine months ended September 30, 2001 totaled $2.78 billion (excluding $281.1 million in originations of mortgage loans held-for-sale) of which $1.76 billion were originations and $1.02 billion were purchases. These originations and purchases consisted primarily of one-to-four family residential mortgage loans. This compares to $1.29 billion of originations and $567.7 million of purchases for a total of $1.86 billion during the nine months ended September 30, 2000 (excluding $81.1 million in originations of mortgage loans held-for-sale). The increase in mortgage loan originations was primarily a result of the general decrease in market interest rates, which has increased the level of mortgage refinance activity. This increase was partially offset by an increase in mortgage loan repayments to $2.29 billion for the nine months ended September 30, 2001, from $1.07 billion for the nine months ended September 30, 2000, which also was primarily a result of the decrease in market interest rates. Mortgage-backed securities decreased $724.7 million to $7.15 billion at September 30, 2001, from $7.87 billion at December 31, 2000. This decrease was the result of principal payments received of $1.86 billion, offset by purchases of $939.7 million and a decrease in the net unrealized loss on securities available-for-sale of $215.2 million.

         Other securities decreased $415.3 million to $1.13 billion at September 30, 2001, from $1.54 billion at December 31, 2000, primarily due to $490.9 million in securities which were called or matured, partially offset by a decrease in the net unrealized loss on securities available-for-sale of $30.6 million, the net accretion of discounts, primarily on our U.S. Government and agency securities, of $43.0 million, and purchases of other securities totaling $2.0 million for the nine months ended September 30, 2001. Federal funds sold and repurchase agreements increased $1.10 billion from $171.5 million at December 31, 2000, to $1.27 billion at September 30, 2001. The increase in loan and security repayments provided additional liquidity which we held at September 30, 2001, which will be used to fund our mortgage pipeline and for the potential repayment of borrowings which are maturing over the next six months. Other assets decreased $113.5 million from $209.6 million at December 31, 2000 to $96.1 million at September 30, 2001, primarily due to the decrease in the deferred tax asset which was directly related to the decrease in the net unrealized loss on securities available-for-sale.

         Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits. Deposits increased $721.8 million from $10.07 billion at December 31, 2000 to $10.79 billion at September 30, 2001, primarily due to our current emphasis on deposit generation through competitive rates and product offerings. Borrowings decreased $348.6 million to $9.85 billion at September 30, 2001, from $10.20 billion at December 31, 2000, as a result of the repayment of various borrowings which matured or were called in 2001, net of our issuance of $100.0 million of senior unsecured notes. For additional information on the senior unsecured notes see "Liquidity and Capital Resources."

         Stockholders' equity increased to $1.55 billion at September 30, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders' equity was the result of net income of $168.1 million, a $131.2 million decrease in the net unrealized loss on securities available-for-sale, net of taxes, which includes amortization of the net unrealized loss on securities transferred to held-to-maturity, the effect of stock options exercised and related tax benefit of $29.0 million, and the amortization of the allocated portion of shares held by the ESOP of $4.9 million. These increases were partially offset by repurchases of our common stock of $249.7 million and dividends declared of $47.6 million.

RESULTS OF OPERATIONS

GENERAL

         Net income for the three months ended September 30, 2001 increased $2.8 million to $56.5 million, from $53.7 million for the three months ended September 30, 2000. For the three months ended September 30, 2001, diluted earnings per common share increased to $1.20 per share, as compared to $1.07 per share for the three months ended September 30, 2000. Return on average assets increased to 1.00% for the three months ended September 30, 2001, from 0.97% for the three months ended September 30, 2000. Return on average stockholders' equity decreased to 14.17% for the three months ended September 30, 2001, from 16.31% for the three months ended September 30, 2000. Return on average tangible stockholders' equity decreased to 16.12% for the three months ended September 30, 2001, from 19.45% for the three months ended September 30, 2000.

         Net income for the nine months ended September 30, 2001 increased $3.1 million to $168.1 million, from $165.0 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, diluted earnings per common share increased to $3.49 per share, as compared to $3.28 per share for the nine months ended September 30, 2000. Return on average assets increased to 1.00% for the nine months ended September 30, 2001, from 0.99% for the nine months ended September 30, 2000. Return on average stockholders' equity decreased to 14.15% for the nine months ended September 30, 2001, from 17.59% for the nine months ended September 30, 2000. Return on average tangible stockholders' equity decreased to 16.18% for the nine months ended September 30, 2001, from 21.28% for the nine months ended September 30, 2000.

         The decreases in the returns on equity, for both the three- and nine-month periods ended September 30, 2001, are the result of a significantly higher level of average equity. The increase in equity is primarily due to the decrease in the net unrealized loss on securities available-for-sale, net of taxes, which is a result of the general decline in market interest rates that occurred in response to the previously mentioned actions of the FOMC during the nine months ended September 30, 2001.

         The results of operations for the nine months ended September 30, 2001 include a $2.3 million, after-tax, charge for the cumulative effect of accounting change related to the adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001. See "Notes to Consolidated Financial Statements" for further discussion of the impact of the implementation of SFAS No. 133 and SFAS No. 138. The results of operations for the nine months ended September 30, 2000 include a $2.4 million, after-tax, net gain on the disposition of banking offices.

         The following comparison of net operating earnings, diluted operating earnings per common share and related operating returns for the nine months ended September 30, 2001 and 2000 exclude the cumulative effect of accounting change and the net gains on the disposition of banking offices. For the nine months ended September 30, 2001, net operating earnings increased $7.7 million to $170.3 million, from $162.6 million for the nine months ended September 30, 2000. Diluted operating earnings per common share for the nine months ended September 30, 2001 increased to $3.54 per share, from $3.23 per share for the nine months ended September 30, 2000. The operating return on average assets for the nine months ended September 30, 2001 increased to 1.01%, from 0.97% for the nine months ended September 30, 2000. The operating return on average stockholders' equity for the nine months ended September 30, 2001 decreased to 14.35%, from 17.33% for the nine months ended September 30, 2000. The operating return on average tangible stockholders' equity for the nine months ended September 30, 2001 decreased to 16.40%, from 20.97% for the nine months ended September 30, 2000. As previously discussed, the decreases in the returns on equity are primarily the result of the decrease in the net unrealized loss on securities available-for-sale, net of taxes, which significantly contributed to the increase in stockholders' equity. See "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on page 34 for more information.

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

         For the three months ended September 30, 2001, net interest income decreased $10.4 million to $114.2 million, from $124.6 million for the three months ended September 30, 2000. This decrease was the result of a decrease in average net interest-earning assets, coupled with a decrease in the net interest rate spread. Average net interest-earning assets decreased $329.9 million, from $1.39 billion for the three months ended September 30, 2000, to $1.06 billion for the three months ended September 30, 2001. The decrease in average net interest-earning assets was the result of a decrease in total average interest-earning assets of $112.4 million, from $21.71 billion for the three months ended September 30, 2000, to $21.60 billion for the three months ended September 30, 2001, coupled with an increase in total average interest-bearing liabilities of $217.5 million, from $20.32 billion for the three months ended September 30, 2000 to $20.54 billion for the three months ended September 30, 2001. During the fourth quarter of 2000, we implemented a Bank Owned Life Insurance, or BOLI program which decreased interest-earning assets by approximately $250.0 million. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense." The net interest rate spread decreased from 1.97% for the three months ended September 30, 2000, to 1.88% for the three months ended September 30, 2001. The decrease in the net interest rate spread is primarily the result of a decrease in the average yield on interest-earning assets from 7.00% for the three months ended September 30, 2000, to 6.64% for the three months ended September 30, 2001, partially offset by a decrease in the average cost of interest-bearing liabilities from 5.03% for the three months ended September 30, 2000, to 4.76% for the three months ended September 30, 2001. The net interest margin was 2.12% for the three months ended September 30, 2001 and 2.29% for the three months ended September 30, 2000.

         For the nine months ended September 30, 2001, net interest income decreased $29.0 million, to $355.7 million, from $384.7 million for the nine months ended September 30, 2000. This decrease was the result of a decrease in the net interest rate spread to 1.95% for the nine months ended September 30, 2001, from 2.04% for the nine months ended September 30, 2000, coupled with a decrease in average net interest-earning assets. The decrease in the net interest rate spread resulted from a decrease in the average yield on total interest-earning assets to 6.79% for the nine months ended September 30, 2001, from 6.92% for the nine months ended September 30, 2000, partially offset by a decrease in the average cost of interest-bearing liabilities to 4.84% for the nine months ended September 30, 2001, from 4.88% for the nine months ended September 30, 2000. Average net interest-earning assets decreased $226.1 million, from $1.35 billion for the nine months ended September 30, 2000, to $1.12 billion for the nine months ended September 30, 2001. The decrease in average net interest-earning assets was the result of a decrease in average total interest-earning assets of $405.9 million, from $21.89 billion for the nine months ended September 30, 2000, to $21.48 billion for the nine months ended September 30, 2001, partially offset by a decrease in average total interest-bearing liabilities of $179.8 million, from $20.54 billion for the nine months ended September 30, 2000, to $20.36 billion for the nine months ended September 30, 2001. As previously discussed, during the fourth quarter of 2000, we implemented a BOLI program which decreased interest-earning assets by approximately $250.0 million. The net interest margin was 2.21% for the nine months ended September 30, 2001 and 2.34% for the nine months ended September 30, 2000.

ANALYSIS OF NET INTEREST INCOME

         The following tables set forth certain information for the three and nine months ended September 30, 2001 and 2000. Yields are derived by dividing income by the average balance of the related assets and costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include the amortization of fees, premiums and discounts which are considered adjustments to interest rates.

                                                                        Three Months Ended September 30,
                                        -------------------------------------------------------------------------------------------
                                                              2001                                                2000
                                        -------------------------------------------------------------------------------------------


                                                                            Average                                         Average
(Dollars                                    Average                         Yield/         Average                           Yield/
in Thousands)                               Balance           Interest       Cost          Balance            Interest        Cost
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                  (Annualized)                                   (Annualized)
    Interest-earning assets:
        Mortgage loans (1)                 $11,629,197        $207,014       7.12%         $10,772,053        $194,874        7.24%
        Consumer and other loans (1)           208,686           4,364       8.36              176,353           4,817       10.93
        Mortgage-backed securities (2)       6,935,545         109,556       6.32            8,552,747         141,394        6.61
        Other securities (2)(3)              1,458,258          25,705       7.05            1,897,138          33,663        7.10
        Federal funds sold and
          repurchase agreements              1,369,769          12,082       3.53              315,569           5,251        6.66
                                           -----------        --------                     -----------        --------
    Total interest-earning assets           21,601,455         358,721       6.64           21,713,860         379,999        7.00
                                                              --------                                        --------
    Non-interest-earning assets              1,033,327                                         449,125
                                           -----------                                     -----------

Total assets                               $22,634,782                                     $22,162,985
                                           ===========                                     ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                           $    2,507,045    $     12,537       2.00%     $     2,530,207     $    12,864        2.03%
      Certificates of deposit                5,284,102          71,149       5.39            4,940,325          71,739        5.81
      NOW and money manager                  1,081,815           1,446       0.53              947,451           1,366        0.58
      Money market                           1,817,718          16,555       3.64            1,378,638          18,920        5.49
                                           -----------        --------                     -----------        --------
      Total deposits                        10,690,680         101,687       3.80            9,796,621         104,889        4.28
      Borrowed funds                         9,847,116         142,809       5.80           10,523,713         150,550        5.72
                                           -----------        --------                     -----------        --------
    Total interest-bearing
     liabilities                            20,537,796         244,496       4.76           20,320,334         255,439        5.03
                                                              --------                                        --------
    Non-interest-bearing
     liabilities                               503,401                                         526,135
                                           -----------                                     -----------

Total liabilities                           21,041,197                                      20,846,469
Stockholders' equity                         1,593,585                                       1,316,516
                                           -----------                                     -----------

Total liabilities and
    stockholders' equity                   $22,634,782                                     $22,162,985
                                           ===========                                     ===========

    Net interest income/net
      interest rate spread                                $    114,225       1.88%                            $124,560        1.97%
                                                               =======       =====                            ========        =====

    Net interest-earning
      assets/net interest
      margin                            $    1,063,659                       2.12%         $ 1,393,526                        2.29%
                                             =========                       =====         ===========                        =====

    Ratio of interest-
      earning assets
      to interest-bearing
      liabilities                                 1.05x                                           1.07x
                                                  =====                                           =====


-----------

(1) Mortgage, consumer and other loans include non-performing loans and exclude the allowance for loan losses.

(2)      Securities available-for-sale are reported at average amortized cost.

(3)      Other securities include Federal Home Loan Bank of New York stock.

                                                                      Nine Months Ended September 30,
                                        -------------------------------------------------------------------------------------------
                                                              2001                                                2000
                                        -------------------------------------------------------------------------------------------


                                                                               Average                                    Average
(Dollars                                    Average                            Yield/          Average                     Yield/
in Thousands)                               Balance           Interest          Cost           Balance      Interest       Cost
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                      (Annualized)                               (Annualized)

    Interest-earning assets:
        Mortgage loans (1)                 $11,445,412     $   613,897        7.15%         $10,510,923    $  566,587    7.19%
        Consumer and other loans (1)           197,681          13,713        9.25              174,778        13,385   10.21
        Mortgage-backed securities (2)       7,370,584         355,001        6.42            9,028,021       443,419    6.55
        Other securities (2)(3)              1,623,044          86,292        7.09            1,876,043        98,763    7.02
        Federal funds sold and
          repurchase agreements                843,876          25,360        4.01              296,785        13,920    6.25
                                           -----------     -----------                      -----------    ----------
    Total interest-earning assets           21,480,597       1,094,263        6.79           21,886,550     1,136,074    6.92
                                                           -----------                                     ----------
    Non-interest-earning assets                975,791                                          433,497
                                           -----------                                      -----------

Total assets                               $22,456,388                                      $22,320,047
                                           ===========                                      ===========

LIABILITIES AND
 STOCKHOLDERS' EQUITY:
    Interest-bearing liabilities:
      Savings                           $    2,474,209     $    37,169        2.00%         $ 2,557,121    $   38,659    2.02%
      Certificates of deposit                5,226,746         217,544        5.55            4,941,305       207,461    5.60
      NOW and money manager                  1,055,295           4,301        0.54              930,113         4,049    0.58
      Money market                           1,669,733          52,817        4.22            1,298,538        51,047    5.24
                                           -----------     -----------                      -----------    ----------
      Total deposits                        10,425,983         311,831        3.99            9,727,077       301,216    4.13
      Borrowed funds                         9,931,390         426,733        5.73           10,810,106       450,164    5.55
                                           -----------     -----------                      -----------    ----------
    Total interest-bearing
      liabilities                           20,357,373         738,564        4.84           20,537,183       751,380    4.88
                                                           -----------                                     ----------
    Non-interest-bearing
     liabilities                               515,969                                          531,597
                                           -----------                                      -----------

Total liabilities                           20,873,342                                       21,068,780
Stockholders' equity                         1,583,046                                        1,251,267
                                           -----------                                      -----------

Total liabilities and
   stockholders' equity                    $22,456,388                                      $22,320,047
                                           ===========                                      ===========

    Net interest income/net
      interest rate spread                                 $   355,699       1.95%                         $  384,694    2.04%
                                                           ===========      ======                         ==========    =====

    Net interest-earning assets/net
      interest margin                   $    1,123,224                       2.21%          $ 1,349,367                  2.34%
                                        ===============                     ======          ===========                  =====

    Ratio of interest-earning
      assets to interest-bearing
      liabilities                                 1.06x                                            1.07x
                                                 ======                                          =======


-------

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

                                         Three Months Ended September 30, 2001  Nine Months Ended September 30, 2001
                                                 Compared to                              Compared to
                                         Three Months Ended September 30, 2000  Nine Months Ended September 30, 2000
                                         ---------------------------------------------------------------------------
(In Thousands)                                  Increase (Decrease)                      Increase (Decrease)
---------------------------------------------------------------------------------------------------------------------
                                          Volume       Rate          Net       Volume          Rate         Net
                                          ------       ----          ---       ------          ----         ---

Interest earning assets:
   Mortgage loans                       $ 15,396     $ (3,256)    $ 12,140     $ 50,459     $ (3,149)    $ 47,310
   Consumer and other loans                  794       (1,247)        (453)       1,656       (1,328)         328
   Mortgage-backed securities            (25,842)      (5,996)     (31,838)     (79,792)      (8,626)     (88,418)
   Other securities                       (7,723)        (235)      (7,958)     (13,447)         976      (12,471)
   Federal funds sold and repurchase
     agreements                           10,318       (3,487)       6,831       17,927       (6,487)      11,440
                                        --------     --------     --------     --------     --------     --------
Total                                     (7,057)     (14,221)     (21,278)     (23,197)     (18,614)     (41,811)
                                        --------     --------     --------     --------     --------     --------
Interest-bearing liabilities:
   Savings                                  (125)        (202)        (327)      (1,141)        (349)      (1,490)
   Certificates of deposit                 4,799       (5,389)        (590)      11,943       (1,860)      10,083
   NOW and money manager                     197         (117)          80          536         (284)         252
   Money market                            5,047       (7,412)      (2,365)      12,872      (11,102)       1,770
   Borrowed funds                         (9,815)       2,074       (7,741)     (37,612)      14,181      (23,431)
                                        --------     --------     --------     --------     --------     --------
Total                                        103      (11,046)     (10,943)     (13,402)         586      (12,816)
                                        --------     --------     --------     --------     --------     --------
Net change in net interest
   income                               $ (7,160)    $ (3,175)    $(10,335)    $ (9,795)    $(19,200)    $(28,995)
                                        ========     ========     ========     ========     ========     ========


INTEREST INCOME

         Interest income for the three months ended September 30, 2001 decreased $21.3 million to $358.7 million, from $380.0 million for the three months ended September 30, 2000. This decrease was the result of a decrease in the average yield of interest-earning assets from 7.00% for the three months ended September 30, 2000, to 6.64% for the three months ended September 30, 2001, coupled with a decrease in the average balance of interest-earning assets from $21.71 billion for the three months ended September 30, 2000 to $21.60 billion for the three months ended September 30, 2001. The decrease in the average yield on interest-earning assets is primarily due to the decreases in the average yields on mortgage-backed securities, federal funds sold and repurchase agreements and mortgage loans which reflect the declining interest rate environment which we have experienced during 2001. The decrease in average interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities resulting from principal repayments, maturities and calls, partially offset by increases in the average balances of mortgage loans and federal funds sold and repurchase agreements. The decrease and shift in assets reflect our decision to limit balance sheet growth while continuing to emphasize one-to-four family mortgage lending. As previously discussed, the FOMC rate reductions have created a significantly different interest rate environment than that which existed at December 31, 2000. Despite strong loan originations, cash flows from operations, loan and securities repayments and deposit growth exceeded loan originations and other investment purchases, resulting in the significant increase in federal funds sold and repurchase agreements at September 30, 2001. We held this additional liquidity at September 30, 2001, which will be used to fund our mortgage pipeline of approximately $1.5 billion and for the potential repayment of borrowings which are maturing over the next six months. Additionally, as previously discussed, during the fourth quarter of 2000, we implemented a BOLI program which decreased interest-earning assets by approximately $250.0 million. The earnings impact of this program is reflected in non-interest income.

         Interest income on mortgage loans increased $12.1 million to $207.0 million for the three months ended September 30, 2001, from $194.9 million for the three months ended September 30, 2000. This increase was the result of an $857.1 million increase in the average balance of mortgage loans partially offset by a decrease in the average yield to 7.12% for the three months ended September 30, 2001, from 7.24% for the three months ended September 30, 2000. Interest income on consumer and other loans decreased $453,000 resulting from a decrease in the average yield to 8.36% for the three months ended September 30, 2001, from 10.93% for the three months ended September 30, 2000, offset by an increase in the average balance of this portfolio of $32.3 million. Interest income on mortgage-backed securities decreased $31.8 million to $109.6 million for the three months ended September 30, 2001, from $141.4 million for the three months ended September 30, 2000. This decrease was the result of a $1.62 billion decrease in the average balance of the mortgage-backed securities portfolio, coupled with a decrease in the average yield to 6.32% for the three months ended September 30, 2001, from 6.61% for the three months ended September 30, 2000. Interest income on other securities decreased $8.0 million resulting from a decrease in the average balance of this portfolio of $438.9 million, primarily due to securities being called as a result of the declining interest rate environment, coupled with a decrease in the average yield to 7.05% for the three months ended September 30, 2001, from 7.10% for the three months ended September 30, 2000. Interest income on federal funds sold and repurchase agreements increased $6.8 million, to $12.1 million, as a result of a $1.05 billion increase in the average balance to $1.37 billion, partially offset by a decrease in the average yield to 3.53% for the three months ended September 30, 2001, from 6.66% for the three months ended September 30, 2000.

         For the nine months ended September 30, 2001, interest income decreased $41.8 million, to $1.09 billion, from $1.14 billion for the nine months ended September 30, 2000. This decrease was the result of a $405.9 million decrease in average total interest-earning assets to $21.48 billion for the nine months ended September 30, 2001, from $21.89 billion for the comparable period in 2000, coupled with a decrease in the average yield on interest-earning assets to 6.79% for the nine months ended September 30, 2001, from 6.92% for the nine months ended September 30, 2000.

         Interest income on mortgage loans increased $47.3 million to $613.9 million for the nine months ended September 30, 2001, from $566.6 million for the nine months ended September 30, 2000, which was primarily the result of a $934.5 million increase in the average balance of mortgage loans, partially offset by a decrease in the average yield on mortgage loans to 7.15% for the nine months ended September 30, 2001, from 7.19% for the comparable period in 2000. Interest income on consumer and other loans increased $328,000 resulting from an increase in the average balance of this portfolio of $22.9 million, partially offset by a decrease in the average yield to 9.25% for the nine months ended September 30, 2001, from 10.21% for the nine months ended September 30, 2000.

         Interest income on mortgage-backed securities decreased $88.4 million to $355.0 million for the nine months ended September 30, 2001, from $443.4 million for the nine months ended September 30, 2000. This decrease was the result of a $1.66 billion decrease in the average balance of the portfolio, coupled with a decrease in the average yield to 6.42% for the nine months ended September 30, 2001, from 6.55% for the nine months ended September 30, 2000. Interest income on other securities decreased $12.5 million resulting from a $253.0 million decrease in the average balance of this portfolio, slightly offset by an increase in the average yield to 7.09% for the nine months ended September 30, 2001, from 7.02% for the comparable period in 2000. Interest income on federal funds sold and repurchase agreements increased $11.4 million as a result of a $547.1 million increase in the average balance, partially offset by a decrease in the average yield to 4.01% for the nine months ended September 30, 2001, from 6.25% for the nine months ended September 30, 2000.

INTEREST EXPENSE

         Interest expense for the three months ended September 30, 2001 decreased $10.9 million, to $244.5 million, from $255.4 million for the three months ended September 30, 2000. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 4.76% for the three months ended September 30, 2001, from 5.03% for the three months ended September 30, 2000, slightly offset by a $217.5 million increase in the average balance of interest-bearing liabilities. The decrease in the average cost of interest-bearing liabilities is primarily due to a decrease in the average cost of deposits, partially offset by an increase in the average cost of borrowings. The increase in the average balance of interest-bearing liabilities was attributable to an increase in deposits, partially offset by a decrease in borrowings, which is consistent with our strategy of repositioning the balance sheet.

         Interest expense on deposits decreased $3.2 million, to $101.7 million for the three months ended September 30, 2001, from $104.9 million for the three months ended September 30, 2000, reflecting a decrease in the average cost of deposits to 3.80% for the three months ended September 30, 2001, from 4.28% for the three months ended September 30, 2000, partially offset by an $894.1 million increase in the average balance of total deposits. The decrease in the average cost and increase in the average balance of total deposits were primarily driven by decreases in our rates and increases in the average balances of money market accounts and certificates of deposit. Interest expense on money market accounts decreased $2.4 million, reflecting a decrease in the average cost to 3.64% for the three months ended September 30, 2001, from 5.49% for the three months ended September 30, 2000, partially offset by a $439.1 million increase in the average balance. Interest paid on money market accounts is on a tiered basis with 91.10% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. The decrease in the average cost of these deposits is reflective of the declining interest rate environment.

Interest expense on certificates of deposit decreased $590,000 resulting from a decrease in the average cost to 5.39% for the three months ended September 30, 2001, from 5.81% for the three months ended September 30, 2000, partially offset by a $343.8 million increase in the average balance. The decrease in the average cost of certificates of deposit is due to the effect of the lower interest rate environment in 2001. The increase in the average balance of certificates of deposit reflects our commitment to offer competitive rates to our customers. Interest expense on savings accounts decreased $327,000, which was attributable to a slight decrease in the average cost coupled with a decrease in the average balance of $23.2 million. Interest expense on NOW and money manager accounts increased $80,000 as a result of a $134.4 million increase in the average balance, partially offset by a decrease in the average cost.

         Interest expense on borrowed funds for the three months ended September 30, 2001 decreased $7.8 million, to $142.8 million, from $150.6 million for the three months ended September 30, 2000, resulting from a decrease in the average balance of $676.6 million, to $9.85 billion for the three months ended September 30, 2001, from $10.52 billion for the three months ended September 30, 2000, partially offset by an increase in the average cost of borrowings to 5.80% for the three months ended September 30, 2001, from 5.72% for the three months ended September 30, 2000. The rising interest rate environment which prevailed throughout most of 2000 resulted in most of our borrowings being called upon reaching their call dates during the year ended December 31, 2000. While a portion of the called borrowings were repaid, the remainder of the called borrowings were rolled over into short- and medium-term borrowings without call features at higher rates, thereby increasing the overall cost of our borrowings. However, $1.15 billion in borrowings with an average rate of 7.01% will mature in the first half of 2002, at which time we expect to experience a reduction in our cost of borrowings through either the refinancing of those borrowings at lower rates, assuming that interest rates remain near their current levels, or the repayment of those borrowings.

         Interest expense for the nine months ended September 30, 2001 decreased $12.8 million, to $738.6 million, from $751.4 million for the nine months ended September 30, 2000. This decrease was the result of a decrease of $179.8 million in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 4.84% for the nine months ended September 30, 2001, from 4.88% for the nine months ended September 30, 2000.

         Interest expense on deposits increased $10.6 million, to $311.8 million for the nine months ended September 30, 2001, from $301.2 million for the nine months ended September 30, 2000, primarily due to a $698.9 million increase in the average balance of total deposits, partially offset by a decrease in the average cost of deposits to 3.99% for the nine months ended September 30, 2001, from 4.13% for the same period in 2000. The increase in the average balance of deposits was primarily driven by increases in the average balances of certificates of deposit and money market accounts. Interest expense on certificates of deposit increased $10.1 million reflecting a $285.4 million increase in the average balance, partially offset by a decrease in the average cost to 5.55% for the nine months ended September 30, 2001, from 5.60% for the nine months ended September 30, 2000.

         Interest expense on money market accounts increased $1.8 million reflecting a $371.2 million increase in the average balance, offset by a decrease in the average cost to 4.22% for the nine months ended September 30, 2001, from 5.24% for the comparable 2000 period.

Interest expense on savings accounts decreased $1.5 million which was attributable to an $82.9 million decrease in the average balance, coupled with a decrease in the average cost to 2.00% for the nine months ended September 30, 2001, from 2.02% for the nine months ended September 30, 2000. Interest expense on NOW and money manager accounts increased $252,000 as a result of a $125.2 million increase in the average balance, partially offset by a decrease in the average cost to 0.54% for the nine months ended September 30, 2001, from 0.58% for the same period in 2000.

         Interest expense on borrowed funds for the nine months ended September 30, 2001 decreased $23.5 million, to $426.7 million, from $450.2 million for the nine months ended September 30, 2000, resulting from an $878.7 million decrease in the average balance, partially offset by an increase in the average cost of borrowings to 5.73% for the nine months ended September 30, 2001, from 5.55% for the comparable 2000 period.

PROVISION FOR LOAN LOSSES

         Provision for loan losses totaled $1.0 million for the three months ended September 30, 2001 and 2000 and $3.0 million for the nine months ended September 30, 2001 and 2000. Net loan charge-offs totaled $372,000 for the three months ended September 30, 2001 compared to $66,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net loan charge-offs totaled $952,000 compared to $629,000 for the nine months ended September 30, 2000. Non-performing loans decreased $2.7 million to $33.5 million at September 30, 2001, from $36.2 million at December 31, 2000. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 220.88% at December 31, 2000 to 244.78% at September 30, 2001. The allowance for loan losses increased $2.1 million to $82.0 million at September 30, 2001, from $79.9 million at December 31, 2000. The allowance for loan losses as a percentage of total loans decreased to 0.68% at September 30, 2001, from 0.70% at December 31, 2000. For further discussion on non-performing loans and allowance for loan losses see "Asset Quality."

NON-INTEREST INCOME

         Non-interest income for the three months ended September 30, 2001 increased $8.5 million, or 46.6%, to $26.9 million, from $18.4 million for the three months ended September 30, 2000 and $18.3 million, or 32.4% to $75.2 million for the nine months ended September 30, 2001, from $56.9 million for the nine months ended September 30, 2000. Excluding the net gain on the disposition of banking offices of $4.0 million for the nine months ended September 30, 2000, non-interest income for the nine months ended September 30, 2001 increased $22.3 million, or 42.3%, to $75.2 million, from $52.9 million for the nine months ended September 30, 2000.

       Customer service and other loan fees increased $2.2 million to $15.1 million for the three months ended September 30, 2001, from $12.9 million for the three months ended September 30, 2000 and $6.5 million to $42.7 million for the nine months ended September 30, 2001, from $36.2 million for the nine months ended September 30, 2000. The increase in customer service fees was primarily attributable to an increase in deposit accounts coupled with an increase in customer service fees which became effective during the first quarter of 2001. Loan servicing fees decreased $602,000 to $3.6 million for the three months ended September 30, 2001, from $4.2 million for the three months ended September 30, 2000 and $1.4 million to $11.6 million for the nine months ended September 30, 2001, from $13.0 million for the nine months ended September 30, 2000. Loan servicing fees include all contractual and ancillary servicing revenue we receive. This decrease is due to a decrease in the balance of loans serviced for others from $4.04 billion at September 30, 2000 to $3.52 billion at September 30, 2001. Income from BOLI, which was purchased in November 2000, was $4.1 million for the three months ended September 30, 2001 and $12.6 million for the nine months ended September 30, 2001.

         Net gains on sales of loans totaled $877,000 for the three months ended September 30, 2001 and $2.6 million for the nine months ended September 30, 2001, compared to $273,000 for the three months ended September 30, 2000 and $568,000 for the nine months ended September 30, 2000. The increase in net gain on sales of loans is primarily due to an increase in the volume of loans sold into the secondary market. The current interest rate environment has resulted in a significant increase in refinance activity and greater demand for fixed-rate loans, the majority of which are not retained for our portfolio. Other income totaled $3.2 million for the three months ended September 30, 2001 and $5.7 million for the nine months ended September 30, 2001, compared to $951,000 for the three months ended September 30, 2000 and $3.1 million for the nine months ended September 30, 2000. This increase is primarily due to income related to the dissolution of a trust account previously established for certain former executives.

NON-INTEREST EXPENSE

         For the three months ended September 30, 2001, non-interest expense decreased $1.4 million to $54.3 million, compared to $55.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, non-interest expense decreased $2.9 million to $166.1 million, from $169.0 million for the nine months ended September 30, 2000. General and administrative expense decreased $185,000 to $43.4 million for the three months ended September 30, 2001, from $43.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expense decreased $933,000 to $132.5 million, from $133.4 million for the comparable 2000 period. Compensation and benefits increased $2.2 million to $22.5 million for the three months ended September 30, 2001, from $20.3 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, compensation and benefits increased $4.4 million to $68.0 million, from $63.6 million for the nine months ended September 30, 2000. These increases in compensation and benefits are principally due to normal performance increases in salaries coupled with an increase in net employee benefit plan expense. Occupancy, equipment and systems expense increased to $13.4 million for the three months ended September 30, 2001, from $12.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 occupancy, equipment and systems expense decreased $440,000 to $39.3 million, from $39.8 million for the comparable 2000 period. Advertising expense totaled $730,000 for the three months ended September 30, 2001 and $4.3 million for the nine months ended September 30, 2001, compared to $2.8 million for the three months ended September 30, 2000 and $7.0 million for the nine months ended September 30, 2000, as a result of modifying our marketing efforts for the 2001 third quarter. Other general and administrative expense decreased $1.2 million to $6.3 million for the three months ended September 30, 2001, from $7.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, other general and administrative expense decreased $2.1 million to $19.3 million, from $21.4 million for the nine months ended September 30, 2000.

         For the three months ended September 30, 2001, net amortization of mortgage servicing rights increased $789,000 to $2.8 million, from $2.0 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net amortization of mortgage servicing rights increased by $2.5 million to $7.8 million, from $5.3 million for the comparable 2000 period. Net amortization of mortgage servicing rights, as reported on the consolidated statements of income, includes valuation allowance adjustments for the impairment of mortgage servicing rights. For the three months ended September 30, 2001, the increase in the net amortization of mortgage servicing rights is due to a $492,000 increase in the amortization of mortgage servicing rights, coupled with a $297,000 increase in the provision for the valuation allowance of mortgage servicing rights. For the nine months ended September 30, 2001, the increase in the net amortization of mortgage servicing rights is due to a $1.5 million increase in the amortization of mortgage servicing rights, coupled with a $938,000 increase in the provision for the valuation allowance of mortgage servicing rights. The increases in the amortization of mortgage servicing rights and provision for the valuation allowance are due to the increases in prepayment speeds and refinance activity which is a result of the declining interest rate environment during 2001. Goodwill litigation expense decreased $1.9 million to $243,000 for the three months ended September 30, 2001, from $2.1 million for the three months ended September 30, 2000, and decreased $4.3 million to $2.1 million for the nine months ended September 30, 2001, from $6.4 million for the nine months ended September 30, 2000 reflecting the completion of fact based discovery regarding our claims. For further discussion on the goodwill litigation proceedings, see Part II - Item 1, "Legal Proceedings."

         Our percentage of general and administrative expense to average assets was 0.77% for the three months ended September 30, 2001 and 0.79% for the nine months ended September 30, 2001, compared to 0.79% for the three months ended September 30, 2000 and 0.80% for the nine months ended September 30, 2000. The efficiency ratio was 30.72% for the three months ended September 30, 2001 and 30.74% for the nine months ended September 30, 2001, compared to 30.47% for the three months ended September 30, 2000 and 30.48% for the nine months ended September 30, 2000.

INCOME TAX EXPENSE

         For the three months ended September 30, 2001, income tax expense was $29.3 million, representing an effective tax rate of 34.2%, as compared to $32.6 million, representing an effective tax rate of 37.7%, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, income tax expense was $91.5 million, representing an effective tax rate of 34.9%, as compared to $104.5 million, representing an effective tax rate of 38.8% for the nine months ended September 30, 2000. The reduction in the effective tax rate was due primarily to tax benefits associated with the implementation of the BOLI program in November 2000.

CASH EARNINGS

         Tangible stockholders' equity (stockholders' equity less goodwill) totaled $1.36 billion at September 30, 2001, compared to $1.31 billion at December 31, 2000. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance premium purposes. These requirements utilize, subject to further adjustments, tangible equity as a base component, not equity as defined by GAAP.

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

         The following comparisons exclude the $2.3 million, after-tax, charge for the cumulative effect of accounting change for the nine months ended September 30, 2001 and the net gain on the disposition of banking offices of $2.4 million, after tax, for the nine months ended September 30, 2000. For the three months ended September 30, 2001, operating cash earnings totaled $62.8 million, compared to $60.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, operating cash earnings totaled $189.7 million, compared to $182.5 million for the nine months ended September 30, 2000. Operating cash return on average tangible stockholders' equity was 17.94% for the three months ended September 30, 2001 and 21.87% for the three months ended September 30, 2000. Operating cash return on average assets was 1.11% for the three months ended September 30, 2001 and 1.09% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the operating cash return on average tangible stockholders' equity was 18.26%, as compared to 23.53% for the nine months ended September 30, 2000. The operating cash return on average assets was 1.13% for the nine months ended September 30, 2001 and 1.09% for the nine months ended September 30, 2000. Additionally, the operating cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio decreased to 0.74% for the three months ended September 30, 2001, from 0.75% for the three months ended September 30, 2000. For each of the nine month periods ended September 30, 2001 and 2000, the cash general and administrative expense to average assets ratio was 0.76%. The operating cash efficiency ratio was 29.61% for the three months ended September 30, 2001 and 29.18% for the three months ended September 30, 2000. The operating cash efficiency ratio was 29.60% for the nine months ended September 30, 2001 versus 29.26% for the nine months ended September 30, 2000. For more details on operating earnings and operating cash earnings, see "Consolidated Schedules of Operating Earnings and Operating Cash Earnings" on page 34.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF OPERATING EARNINGS AND OPERATING CASH EARNINGS
------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                                                              For The                     For The
                                                                         Three Months Ended           Nine Months Ended
                                                                           September 30,                September 30,
                                                                         ------------------          -------------------
                                                                         2001          2000           2001          2000
                                                                      ---------------------------------------------------

Net income                                                            $  56,452     $  53,689    $    168,053    $165,046
Add back:  Cumulative effect of accounting change, net of tax                --             -           2,294          --
Less:  Net gain on disposition of banking offices, net of tax                 -             -               -       2,434
                                                                      ---------     ---------    ------------    --------
Operating earnings                                                       56,452        53,689         170,347     162,612
Preferred dividends declared                                             (1,500)       (1,500)         (4,500)     (4,500)
                                                                      ---------     ---------    ------------    --------
Operating earnings available to common shareholders                   $  54,952     $  52,189    $    165,847    $158,112
                                                                      =========     =========    ============    ========
Basic operating earnings per common share  (1)                        $    1.22     $    1.09    $       3.61    $   3.28
                                                                      =========     =========    ============    ========
Diluted operating earnings per common share  (1)                      $    1.20     $    1.07    $       3.54    $   3.23
                                                                      =========     =========    ============    ========

Operating earnings                                                    $  56,452     $  53,689    $    170,347    $162,612
Add back:
      Employee stock plans amortization expense                           1,564         1,839           4,874       5,378
      Amortization of goodwill                                            4,811         4,824          14,432      14,472
                                                                      ---------     ---------    ------------    --------
Operating cash earnings                                                  62,827        60,352         189,653     182,462
Preferred dividends declared                                             (1,500)       (1,500)         (4,500)     (4,500)
                                                                      ---------     ---------    ------------    --------
Operating cash earnings available to common shareholders              $  61,327     $  58,852    $    185,153    $177,962
                                                                      =========     =========    ============    ========

Basic operating cash earnings per common share  (1)                   $    1.36     $   1.23     $      4.03     $   3.69
                                                                      =========     =========    ============    ========
Diluted operating cash earnings per common share  (1)                 $    1.34     $   1.21     $      3.95     $   3.63
                                                                      =========     =========    ============    ========


(1) Per share data has not been adjusted to reflect the two-for-one stock split occurring on December 3, 2001.

ASSET QUALITY

         One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, maintaining sound credit standards for new loan originations and a generally stable real estate market, have resulted in a steady reduction in non-performing assets to total assets from December 31, 1995 through September 30, 2001. Through a variety of strategies, including but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped strengthen our financial condition. Non-performing assets decreased from $40.0 million at December 31, 2000 to $37.0 million at September 30, 2001. The ratio of non-performing assets to total assets decreased from 0.18% at December 31, 2000 to 0.16% at September 30, 2001. The table on page 35 shows a comparison of delinquent loans as of September 30, 2001 and December 31, 2000.

                                                                        Delinquent Loans
                                                                        ----------------
                                              At September 30, 2001                           At December 31, 2000
                                   --------------------------------------------      ----------------------------------------------
                                       60-89 Days             90 Days or More             60-89 Days            90 Days or More
                                   --------------------   ---------------------      ----------------------   ---------------------


                                    Number     Principal    Number      Principal      Number      Principal    Number    Principal
   (Dollars                          of        Balance       of         Balance         of         Balance       of       Balance
   in Thousands)                    Loans      of Loans     Loans       of Loans       Loans       of Loans     Loans     of Loans
                                   --------------------    ---------------------      ---------------------    --------------------
   One-to-four family............    23       $   993       220        $30,392          31          $1,459       284       $32,529
   Multi-family..................    --            --         2            595          --              --         2           990
   Commercial real estate........     4           628         2          1,637           2             791         3         1,765
   Consumer and other loans......    88           553       107            878         125             728        99           903
                                   ----        ------       ---        -------         ---          ------      ----       -------

   Total delinquent loans........   115        $2,174       331        $33,502         158          $2,978       388       $36,187
                                    ===         =====       ===         ======         ===           =====       ===        ======

   Delinquent loans to total
     loans.......................                0.02%                    0.28%                       0.03%                  0.32%

         The following table sets forth information regarding non-performing assets at September 30, 2001 and December 31, 2000. In addition to the non-performing loans, we had approximately $2.2 million of potential problem loans at September 30, 2001 and $3.0 million at December 31, 2000. Such loans are 60-89 days delinquent as shown above.

                              Non-Performing Assets
                              ---------------------

                                                                                                At                       At
                                                                                            September 30,            December 31,
                                                                                               2001                      2000
                                                                                            -------------            ------------
                                                                                                  (Dollars in Thousands)

   Non-accrual delinquent mortgage loans (1).........................................           $31,427                $34,332
   Non-accrual delinquent consumer and other loans...................................               878                    903
   Mortgage loans delinquent 90 days or more and
      still accruing interest (2)....................................................             1,197                    952
                                                                                              ---------               --------
        Total non-performing loans...................................................            33,502                 36,187

   Real estate owned, net (3)........................................................             3,456                  3,801
                                                                                              ---------               --------
        Total non-performing assets..................................................           $36,958                $39,988
                                                                                              =========               ========

Allowance for loan losses to non-performing loans....................................           244.78%                220.88%
Allowance for loan losses to total loans.............................................             0.68%                  0.70%


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


         If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.9 million for the nine months ended September 30, 2001 and $2.9 million for the year ended December 31, 2000. Actual payments recorded to interest income, with respect to such loans, totaled $1.1 million for the nine months ended September 30, 2001 and $1.6 million for the year ended December 31, 2000.

         Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $4.8 million at September 30, 2001 and $5.2 million at December 31, 2000.

         The following table sets forth the change in allowance for loan losses.

(In Thousands)

Allowance for Loan Losses:
    Balance at December 31, 2000.............................................................        $79,931
          Provision charged to operations....................................................          3,026
          Charge-offs:
                  One-to-four family.........................................................           (368)
                  Consumer and other.........................................................         (1,235)
                                                                                                   ----------
          Total charge-offs..................................................................         (1,603)
                                                                                                   ----------

          Recoveries:
                  One-to-four family.........................................................            118
                  Commercial.................................................................              9
                  Consumer and other.........................................................            524
                                                                                                   ---------
          Total recoveries...................................................................            651
                                                                                                   ---------
          Total net charge-offs..............................................................           (952)
                                                                                                   ----------
Balance at September 30, 2001................................................................        $82,005
                                                                                                   ==========


RECENT TERRORIST ATTACK ON THE WORLD TRADE CENTER

         On September 11, 2001, a severe terrorist attack destroyed several buildings in the New York City financial district, most notably both the north and south towers of the World Trade Center. As a result of this attack, many local businesses have been significantly disrupted. Our retail banking and lending operations were not disrupted by these events. We do not have significant real estate lending or other operations in the immediate area of the attack. This event has not had, to date, a material adverse impact on our financial condition or results of operations. We expect that any possible future impact caused by this event will result from its impact on overall economic conditions, nationally and locally, and its effect on the actions of our customers.

IMPACT OF NEW AND PROPOSED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. SFAS No. 141 requires that all business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method, and that goodwill and other intangible assets acquired in a business combination shall be accounted for in accordance with the provisions of SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Previously, goodwill and other intangible assets were amortized in determining net income. SFAS No. 142 assumes goodwill has an indefinite useful life and should not be amortized, but rather tested, at least annually, for impairment. SFAS No. 142 also provides specific guidance for testing goodwill for impairment.

         The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. We do not expect to recognize impairment losses upon adoption of SFAS No. 142.

         Effective January 1, 2002, we will cease recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.42 per diluted common share, based on diluted weighted average common and common equivalent shares outstanding for the three months ended September 30, 2001.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We do not believe that there will be a material impact on our financial condition or results of operations upon adoption of SFAS No. 144.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a description of our quantitative and qualitative disclosures about market risk, see the information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity Analysis."


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         With respect to the case entitled Astoria Federal Savings and Loan Association vs. United States, or the Astoria Goodwill Litigation, which is pending in the United States Court of Federal Claims, we previously reported that expert discovery resumed in the Astoria Goodwill Litigation on or about May 3, 2001 and is continuing.

       With respect to the case entitled The Long Island Savings Bank, FSB et al. vs. The United States, or the LISB Goodwill Litigation, which is also pending in the United States Court of Federal Claims, the Government, on or about April 4, 2001, filed a motion of summary judgment with respect to the counterclaims set forth in its answer. We cross moved for summary judgment with respect to such counterclaims on May 2, 2001. These motions have been briefed and are currently pending before the Court.

         Based upon our review of these decisions and other decisions rendered in the Winstar related cases, we are unable to predict with any degree of certainty the outcome of our claims against the United States and the amount of damages that may be awarded in connection with either the LISB Goodwill Litigation or the Astoria Goodwill Litigation, if any. No assurance can be given as to the results of these claims or the timing of any proceedings in relation hereto.

         With respect to the litigation entitled Ronnie Weil also known as Ronnie Moore, for Herself and on Behalf of all Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., the Court by order dated May 7, 2001, granted Plaintiff's Class Action Motion and denied defendants' request that Plaintiff's co-counsel be disqualified. The Order certified a class consisting of all persons who obtained mortgage loans from the Long Island Savings Bank, FSB, or LISB, during the period January 1, 1983 through December 31, 1992 and paid LISB's attorneys' fees in connection with such mortgages. On May 24, 2001, Astoria Federal filed a Petition for Permission to Appeal with the United States Court of Appeals for the Second Circuit. The determination of the Second Circuit regarding this petition is pending.

         On September 14, 2001, the Plaintiffs moved the Court to approve procedures to be utilized to notify putative class members of the pendency of the action and to provide an opportunity to opt out of participation in the class. Oral arguments on the motion were held on October 18, 2001. The motion remains pending before the Court.

         For further information regarding legal proceedings see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2000 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2001 and March 31, 2001.


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

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             11. Statement Regarding Computation of Per Share Earnings.

         (b) Reports on Form 8-K

                  1. Report on Form 8-K dated August 27, 2001 which includes a written presentation of financial results and trends through the period ended June 30, 2001 which was made available to interested investors, and a press release dated August 27, 2001 which incorporates earnings guidance for 2001 and 2002.

                  2. Report on Form 8-K dated September 17, 2001 which includes a press release dated September 17, 2001 announcing our eighth stock repurchase program.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           Astoria Financial Corporation


Dated:  November 14, 2001                  By: /s/Monte N. Redman
      --------------------                     --------------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No.                        Identification of Exhibit
-----------                        -------------------------

     11                            Statement Regarding Computation of Per
                                   Share Earnings