Form 10-K405
period 2001-12-31
ASTORIA FINANCIAL CORP
filed 2002-03-26
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22228

ASTORIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3170868

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Astoria Federal Plaza, Lake Success, New York 11042

(Address of principal executive offices)

(516) 327-3000

(Registrant’s telephone number, including area code)

(Securities registered pursuant to Section 12(b) of the Act): None

(Securities registered pursuant to Section 12(g) of the Act):

Common Stock $.01 par value

(Title of class)

Preferred Stock, Purchase Rights

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2002: Common stock par value $.01 per share, $2,718,930,416. This figure is based on the closing price by the Nasdaq National Market for a share of the registrant’s common stock on March 15, 2002, which was $30.97 as reported in the Wall Street Journal on March 18, 2002. The number of shares of the registrant’s Common Stock outstanding as of March 15, 2002 was 90,632,951 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 15, 2002 in connection with the Annual Meeting of Stockholders to be held on May 15, 2002 and any adjournment thereof and which is expected to be filed with the Securities and Exchange Commission on or about April 15, 2002, are incorporated by reference into Part III.

ASTORIA FINANCIAL CORPORATION
2001 ANNUAL REPORT ON FORM 10-K

		Page
Part I

Item 1	Business	1

Item 2	Properties	31

Item 3	Legal Proceedings	31

Item 4	Submission of Matters to a Vote of Security Holders	34

Part II

Item 5	Market for Astoria Financial Corporation's Common
	Equity and Related Stockholder Matters	35

Item 6	Selected Financial Data	36

Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	38

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	64

Item 8	Financial Statements and Supplementary Data	68

Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	68

Part III

Item 10	Directors and Executive Officers of Astoria Financial Corporation	68

Item 11	Executive Compensation	68

Item 12	Security Ownership of Certain Beneficial Owners
	and Management	68

Item 13	Certain Relationships and Related Transactions	69

Part IV

Item 14	Exhibits, Financial Statement Schedules and Reports on
	Form 8-K	69

SIGNATURES		70

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

PART I

As used in this Form 10-K, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal Savings and Loan Association and its subsidiaries, Astoria Capital Trust I and AF Insurance Agency, Inc.

Item 1.  BUSINESS

General

We are a Delaware corporation organized on June 14, 1993, as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association, or Astoria Federal. At December 31, 2001, we had assets of $22.67 billion, deposits of $10.90 billion, and stockholders’ equity of $1.54 billion.

Our primary business is the operation of our wholly-owned subsidiary, Astoria Federal. In addition to directing, planning and coordinating the business activities of Astoria Federal, we invest primarily in mortgage-backed securities, U.S. Government and federal agency securities and other securities. We have acquired, and may continue to acquire or organize either directly or indirectly through Astoria Federal, other operating subsidiaries including other financial institutions.

Astoria Federal’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family mortgage loans and mortgage-backed securities, and, to a lesser extent, multi-family mortgage loans and commercial real estate loans. To a much smaller degree, we also invest in construction loans and consumer and other loans. In addition, Astoria Federal invests in U.S. Government and federal agency securities and other investments permitted by federal laws and regulations. Astoria Federal’s revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolios and interest and dividends on its other securities portfolio. Astoria Federal’s cost of funds consists of interest expense on deposits and borrowed funds.

In addition to Astoria Federal, we have two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and variable annuity agent and property and casualty insurance broker. Through a contractual agreement with The Treiber Group LLC and IFS Agencies, Inc., AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or MD&A, for a discussion of Astoria Capital Trust I.

Lending Activities

General. At December 31, 2001, our net loan portfolio totaled $12.13 billion, or 53.5% of total assets, which includes $43.4 million of loans held-for-sale. Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of construction and consumer and other loans.

We originate mortgage loans either directly through our banking and loan production offices in the New York metropolitan area or indirectly through brokers and our third party loan origination program (correspondent loan program). The retail loan origination program accounted for approximately $1.30 billion of originations during 2001 and $733.9 million of originations during 2000. We have an extensive broker network in fourteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois and Florida. The broker loan origination program consists of relationships with mortgage brokers and accounted for approximately $1.83 billion of originations during 2001 and $1.16 billion of originations during 2000. Our correspondent loan program, which includes relationships with other financial institutions and mortgage bankers in forty five states, has also contributed to the growth in our loan portfolio and the reduction in our geographical loan concentration in the New York metropolitan area. This program accounted for approximately $1.43 billion of originations during 2001 and $836.8 million of originations during 2000. See the “Loan Portfolio Composition” table on page 26 and the “Loan Maturity, Repricing and Activity” tables on pages 27 and 28.

One-to-Four Family Mortgage Lending. Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, we make loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower. We also offer second mortgage loans which are underwritten according to the same standards as first mortgage loans, although we have originated only a limited number of such loans.

At December 31, 2001, $10.15 billion, or 83.6%, of our total loan portfolio, including loans held-for-sale, consisted of one-to-four family loans, of which $8.0 billion, or 78.8%, were adjustable rate mortgage, or ARM, loans. Our ARM loan portfolio consists primarily of hybrid ARM loans, although we do offer traditional ARM loans as well. We currently offer ARM loans which initially have a fixed rate for one, three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The one, three, five and seven year ARM loans have terms of up to 40 years and the ten year ARM loans have terms of up to 30 years. ARM loans may carry, for a period of time, an initial interest rate which is less than the fully indexed rate for the loan. We determine the initial discounted rate in accordance with market and competitive factors. All ARM loans we offer have annual and lifetime interest rate ceilings and floors. Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. To recognize the credit risks associated with ARM loans initially offered below their fully-indexed rates, we generally underwrite our one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.00%. For ARM loans with longer adjustment periods, and therefore, less credit risk due to the longer period for the borrower’s income to adjust to anticipated higher future payments, we underwrite the loans using the initial rate, which may be a discounted rate. We use the same underwriting standards for our retail, broker and third party (correspondent loan program) mortgage loan originations.

Our policy on owner-occupied, one-to-four family loans is to lend up to 80% of the appraised value of the property securing the loan. Generally, for mortgage loans which have a loan-to-value ratio of greater than 80%, we require the mortgagor to obtain private mortgage insurance. In addition, we offer a variety of proprietary products which allow the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance. This type of financing does not comprise a significant portion of our portfolio.

Generally, we originate 15-year and 30-year fixed rate mortgage loans for sale to various governmental agencies or other investors with either servicing retained or released. Generally, the sale of such loans is arranged through a master commitment either on a mandatory delivery or best efforts basis. At December 31, 2001, loans serviced for others totaled $3.32 billion.

One-to-four family loan originations and purchases increased $1.57 billion to $3.94 billion in 2001, from $2.37 billion in 2000. This increase was the result of mortgage interest rates decreasing throughout 2001, significantly increasing the number of mortgage loans refinanced.

Multi-Family, Commercial Real Estate and Construction Mortgage Lending. As of December 31, 2001, our total loan portfolio, including loans held-for-sale, contained $1.09 billion, or 9.0%, of multi-family loans, $598.3 million, or 4.9%, of commercial real estate loans and $50.7 million, or 0.4%, of construction loans. Over the last few years we have increased our emphasis on multi-family and commercial real estate lending. During 2001, we originated $621.0 million of multi-family, commercial, mixed use and construction loans compared to $357.9 million in 2000. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial based on the greater number of residential versus commercial units.

The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans generally are provided as five to fifteen year term balloon loans amortized over fifteen to thirty years. Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area. In making such loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current practice is to require a minimum debt service coverage ratio of 1.20 times for multi-family and commercial real estate loans. Additionally, on multi-family and commercial real estate loans, our current practice is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases and up to 70% of the appraised value on refinances.

The majority of the multi-family loans in our portfolio are secured by six- to forty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2001, our single largest multi-family loan had an outstanding balance of $9.5 million, was current and secured by a 364-unit apartment complex located in Staten Island, New York. At December 31, 2001, the average balance of loans in our multi-family portfolio was approximately $500,000.

Commercial real estate loans typically are secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2001, our single largest commercial real estate loan had an outstanding principal balance of $9.0 million, was current and secured by a multi-story office building in Mineola, New York. At December 31, 2001, the average balance of loans in our commercial real estate portfolio was approximately $800,000.

Multi-family and commercial real estate mortgage loans generally involve a greater degree of credit risk than one-to-four family mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. As such, these loans require more ongoing evaluation and monitoring. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

We offer construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the Prime Rate. Generally, we offer construction loans up to a maximum of $10.0 million. Construction lending generally involves additional credit risks to the lender as compared with other types of mortgage lending. These credit risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Construction loans are funded monthly and monitored by a professional construction engineer and our commercial real estate lending department.

Consumer and Other Loans. At December 31, 2001, $242.1 million, or 2.0%, of our total loan portfolio, including loans held-for-sale, consisted of consumer and other loans which were primarily home equity loans. We also offer overdraft protection, lines of credit, commercial loans, passbook loans, student loans and other loans. Consumer and other loans, with the exception of home equity lines of credit, are offered primarily on a fixed rate, short-term basis. The underwriting standards we employ for consumer loans include a determination of the borrower’s payment history on other debts and an assessment of the borrower’s ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. Our consumer loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than one-to-four family mortgage loans.

Our home equity lines of credit are originated on one-to-four family owner-occupied properties. These loans are generally limited to aggregate outstanding indebtedness secured by up to 80% of the appraised value of the property. Such lines of credit are underwritten based upon our internal guidelines in order to evaluate the borrower’s ability and willingness to repay the debt.

Included in consumer and other loans were $18.1 million of commercial loans at December 31, 2001. These loans are underwritten based upon the earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority. Except for loans in excess of $7.5 million, mortgage loan approval authority has been delegated by the Board of Directors to our underwriters and Loan Committee, which consists of certain members of executive management and other Astoria Federal officers.

Upon receipt of a completed application from a prospective borrower, for mortgage loans secured by one-to-four family properties, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information. An appraisal of the real estate used for collateral is also obtained. For mortgage loans secured by multi-family properties and commercial real estate, appraisals are obtained as part of the final underwriting process. All appraisals are performed by licensed or certified appraisers. Most appraisals are performed by licensed independent third party appraisers. The Board of Directors annually reviews and approves our appraisal policy.

Asset Quality

General. One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations, and a strong real estate market, have resulted in our maintaining a very low level of non-performing assets.

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent primarily on employment and other sources of income, which in turn is impacted by general economic conditions, although other factors, such as unanticipated expenditures or changes in the financial markets may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets. Non-performing assets totaled $40.1 million at December 31, 2001. Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest, real estate owned, or REO, and non-performing investments in real estate.

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in most instances the borrower has only missed two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances we continue to accrue interest on loans delinquent 90 days or more as to their maturity date but not their interest due. In general, 90 days prior to a loan’s maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest. Such loans consist primarily of one-to-four family mortgage loans and totaled $1.3 million at December 31, 2001.

Total non-performing assets increased slightly to $40.1 million at December 31, 2001, from $40.0 million at December 31, 2000. Non-performing loans, a component of non-performing assets, increased by $929,000 to $37.1 million at December 31, 2001, from $36.2 million at December 31, 2000. The ratio of non-performing loans to total loans decreased to 0.31% at December 31, 2001, from 0.32% at December 31, 2000. Our ratio of non-performing assets to total assets was 0.18% at December 31, 2001 and 2000. The allowance for loan losses as a percentage of total non-performing loans was 221.70% at December 31, 2001, compared to 220.88% at December 31, 2000. The allowance for loan losses as a percentage of total non-accrual loans was 229.60% at December 31, 2001, compared to 226.85% at December 31, 2000. For a further discussion of the allowance for loan losses and non-performing assets and loans, see Item 7, “MD&A.”

Real Estate Owned. The net carrying value of our REO totaled $3.0 million at December 31, 2001 and consisted primarily of one-to-four family properties. The REO balance decreased $814,000, from $3.8 million at December 31, 2000. REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs. See the table on page 29 for further detail on our REO.

Classified Assets. Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our classified assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in the institution’s credit position at some future date. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful, or loss are considered adversely classified. See the table on page 29 for additional information on our classified assets.

Impaired Loans. A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established (with a corresponding charge to the provision for loan losses) when the fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Our impaired loans at December 31, 2001, net of their related allowance for loan losses of $2.5 million, totaled $13.0 million. Interest income recognized on impaired loans amounted to $1.1 million for the year ended December 31, 2001. For further detail on our impaired loans, see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses. Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. The allowance is comprised of both specific valuation allowances, which are allowances allocated to specific properties, and general valuation allowances which have been established to recognize the inherent risks in our portfolio associated with lending activities.

Specific reserves are established in connection with individual loan review and the asset classification process. Such evaluation, which includes, but is not limited to, a review of loans on which full collectibility is not reasonably assured, considers among other matters the estimated fair value of the underlying collateral, if any, economic and regulatory conditions, current and historical loss experience and other factors to arrive at an adequate loan loss allowance. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible.

If a loan is classified, an estimated value of the property securing the loan, if any, is determined through an appraisal, where possible. In instances where we have not taken possession of the property or do not otherwise have access to the premises and, therefore, cannot obtain an appraisal, a real estate broker’s opinion as to the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area. In circumstances for which we have determined that repayment of the loan will be based solely on the collateral and the unpaid balance of the loan is greater than the estimated fair value of such collateral, a specific valuation allowance is established for the difference between the carrying value and the estimated fair value.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The determination of the adequacy of the valuation allowance is a multidimensional process which takes into consideration a variety of factors. We segment our portfolio into like categories by composition (e.g., one-to-four family, multi-family, commercial real estate, etc.) and size (e.g., less than $500,000, greater than $1.0 million, etc.) and perform a variety of analyses against each category. These include, but are not limited to, migration analysis, delinquency levels and trends and historical loss experience. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In conjunction with the characteristics of the portfolio, we evaluate and consider the impact that existing and projected economic conditions may have on the portfolios. Finally, we evaluate and consider the allowance ratios and coverage percentages of peer groups and regulatory groups.

In addition to the requirements of accounting principles generally accepted in the United States of America, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies.

While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making the initial determinations. In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request us to alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General. Our investment policy is designed primarily to complement our lending activities, to generate a favorable return without incurring undue interest rate and credit risk, to enable us to manage the interest rate sensitivity of our overall assets and liabilities and to provide and maintain liquidity primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. Our investment policy also permits us to invest in certain derivative financial instruments. At December 31, 2001, we had interest rate caps with an aggregate notional amount of $250.0 million. These interest rate caps provide a global hedge against rising interest rates and subsequent increases in our cost of funds. We do not use derivatives for trading purposes. See Note 1 and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of such derivative financial instruments.

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

Our focus over the last two years has been to reposition our balance sheet emphasizing the origination of mortgage loans, primarily one-to-four family. As a result of this strategy, our portfolio of mortgage-backed securities and other securities decreased $1.41 billion, or 14.9%, to $8.01 billion at December 31, 2001, from $9.42 billion at December 31, 2000.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings. In general, mortgage-backed securities issued or guaranteed by Fannie Mae, or FNMA, the Federal Home Loan Mortgage Corporation, or FHLMC, and the Government National Mortgage Association, or GNMA, are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized one-to-four family mortgage loans.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they remain subject to the risk of a fluctuating interest rate environment. Along with other factors, such as the geographic distribution of the underlying mortgage loans, changes in interest rates typically alter the prepayment rate of those underlying mortgage loans and affect both the prepayment rate and estimated market value of mortgage-backed securities.

As a member of the Federal Home Loan Bank of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision — Federal Home Loan Bank System.”

Federal Funds Sold and Repurchase Agreements. We invest in a wide range of money market instruments, including overnight and term federal funds and repurchase agreements (securities purchased under agreements to resell). Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For a further discussion of our federal funds sold and repurchase agreements, see Item 7, “MD&A” and Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Securities Portfolio Composition. At December 31, 2001, we had $6.57 billion in REMIC and CMO mortgage-backed securities, or 29.0% of total assets, of which 91.3% had fixed rates. Of the REMIC and CMO securities portfolio, $4.38 billion, or 66.6%, are insured or guaranteed, either directly or indirectly, by FNMA, FHLMC or GNMA, as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. Our fixed rate REMIC and CMO securities had coupon rates ranging from 5.00% to 7.50% and a weighted average yield of 6.30% at December 31, 2001. Our adjustable rate REMIC and CMO securities, a majority of which are indexed to the one-month LIBOR, had coupon rates ranging from 2.79% to 8.19% and a weighted average yield of 3.44% at December 31, 2001. We believe these securities represent attractive and limited risk alternatives to other investments due to the wide variety of maturity and repayment options available. In addition, we had $499.4 million, or 2.2% of total assets, in mortgage-backed pass-through certificates insured or guaranteed by either FNMA, FHLMC or GNMA. The remaining securities portfolio of $939.1 million, or 4.1% of total assets, consists of obligations of the U.S. Government and agencies, obligations of state and political subdivisions and equity and corporate debt securities. At December 31, 2001, our securities available-for-sale totaled $3.55 billion and our securities held-to-maturity totaled $4.46 billion. Included in the total securities portfolio are various callable securities, which generally possess higher yields than those securities of similar contractual terms to maturity without call features. As of December 31, 2001, the amortized cost of such callable securities totaled $905.4 million. Securities called during the year ended December 31, 2001 totaled $677.9 million.

During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a market value of $2.88 billion from available-for-sale to held-to-maturity.

For a further discussion of our securities portfolio, see the tables on pages 24 and 25, Item 7, “MD&A” and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Sources of Funds

General. Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. Brokered deposits are used occasionally to supplement retail customer deposits in raising funds for financing and liquidity purposes, however, at December 31, 2001 we had no brokered deposits. At December 31, 2001, our deposits totaled $10.90 billion. Of the total deposit balance, $1.40 billion, or 12.8%, represent Individual Retirement Accounts.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 52.7% of total deposits at December 31, 2001 and 48.9% of total deposits at December 31, 2000.

For a further discussion of our deposits, see the tables on pages 29 and 30, Item 7, “MD&A” and Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Borrowings. We enter into reverse repurchase agreements with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under agreements to repurchase. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, Astoria Federal’s mortgage portfolio and Astoria Federal’s investment in the stock of the FHLB-NY. See “Regulation and Supervision — Federal Home Loan Bank System.” The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. In addition, at December 31, 2001, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily. Other borrowings consist of a medium term note and senior unsecured notes at December 31, 2001.

During the year ended December 31, 2001, as part of our strategy to reposition the balance sheet while emphasizing deposit generation, as well as part of our interest rate risk management strategy, we decreased our borrowings by $498.8 million, or 4.9%, to $9.70 billion at December 31, 2001, from $10.20 billion at December 31, 2000. At December 31, 2001, we had $5.94 billion of borrowings which are callable within one year and at various times thereafter and have contractual maturities of up to seven years.

For a further discussion of our borrowings, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Capital Trust Securities. At December 31, 2001, we had $125.0 million of 9.75% Series A Capital Securities, due November 1, 2029, which were issued in October 1999. For further information on our Capital Trust Securities see “Subsidiary Activities,” Item 7, “MD&A” and Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Non-interest Revenue. We have continued to focus on building sources of non-interest revenue, including expanding our checking account base and growing our mutual fund, deferred annuities and insurance sales. Our mutual fund, deferred annuities and insurance sales are operated out of our wholly-owned subsidiaries. See “Subsidiary Activities.”

Subsidiary Activities

We have three wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc.

Astoria Capital Trust I was formed in October 1999 in connection with the issuance of $125.0 million of Series A Capital Securities. See Item 7, “MD&A” and Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of the Series A Capital Securities.

AF Insurance Agency, Inc. is a life insurance and variable annuity agent and property and casualty insurance broker. Through contractual arrangements with The Treiber Group LLC and IFS Agencies, Inc., AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal.

At December 31, 2001, the following were wholly-owned subsidiaries of Astoria Federal:

AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities and a variety of mutual funds through its licensed agents and stock brokerage services through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $6.7 million for the year ended December 31, 2001, which represented 6.6% of non-interest income.

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

Star Preferred Holding Corporation, or Star Preferred, was incorporated in the State of New Jersey in November 1999, to function as a holding company for Astoria Preferred Funding Corporation, or APFC, and Starline Development Corp., or Starline. APFC and Starline, which hold $4.24 billion of mortgage loans as of December 31, 2001, qualify as real estate investment trusts created pursuant to the Internal Revenue Code of 1986, as amended.

Suffco Service Corporation serves as document custodian in connection with mortgage loans being serviced for FNMA and certain other investors.

201 Old Country Road Inc. was formed as a special purpose subsidiary which holds $65.6 million of mortgage loans at December 31, 2001 that served as collateral for a funding note which was repaid in June 2001.

Infoserve Corporation provides research information services for Astoria Federal and other financial institutions. The research provided stems from services Infoserve Corporation offered in the past as a subsidiary of The Greater New York Savings Bank, or The Greater, for check clearing and processing as well as check and money order issuances.

Entrust Holding Corp. is the owner of a fifty percent (50%) interest in Entrust Title Agency, LLC, which sells title insurance.

AF Roosevelt Avenue Corp. is inactive but has been retained by Astoria Federal due to its involvement in a litigation matter. Once the litigation is resolved, Astoria Federal intends to dissolve this subsidiary.

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

Astoria Federal has one additional subsidiary which is inactive and which Astoria Federal intends to dissolve.

Market Area and Competition

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines, or ATMs, and telephone and internet banking capabilities. We consider our strong retail banking network, together with our reputation for financial strength and customer service, as our major competitive advantage in attracting and retaining customers in our market areas.

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. At December 31, 2001, Astoria Federal ranked third in deposit market share with an 8.9% market share in the Long Island market which includes the combined counties of Nassau, Suffolk, Queens and Brooklyn, based on the “FDIC Deposit Market Share Report” dated June 30, 2001, including any pending acquisitions. Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area, through an extensive broker network in fourteen states and through a third party loan origination program in forty five states.

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

During 2001, the nation experienced an economic slowdown, creating the country’s first recession in more than a decade. The equity markets continued to retract, contributing to a reduction in consumers’ wealth. Corporate failures, restructurings and layoffs led to an increase in the nation’s unemployment rate. The New York metropolitan area has also experienced this slowdown, albeit to a lesser degree. The Federal Open Market Committee, or FOMC, has challenged this economic slowing by lowering the federal funds rate on eleven occasions, for a total of 475 basis points, during 2001. Despite the economic slowdown, we have not experienced any deterioration in our credit quality and related measures. The national and local real estate markets have remained strong and continue to support new and existing home sales. While the strength of the real estate markets has helped us maintain our strong credit quality and purchase mortgage activity, the decline in interest rates has resulted in an extraordinary increase in refinance and prepayment activity. As a result, we, along with other mortgage originators and investors, have been faced with the increased challenge of redeployment of funds in a lower interest rate environment. Our broker and third party loan origination programs provide efficient and diverse delivery channels for excessive cash flow. Additionally, they provide geographic diversification reducing exposure to concentrations of credit risk. At December 31, 2001, $6.05 billion, or 50.8%, of our total mortgage loan portfolio was secured by properties located in 46 states other than New York. Excluding New York, we have a concentration of mortgage lending of greater than 5.0% in three states: Connecticut, which comprises 11.5% of our total mortgage loan portfolio; New Jersey, which comprises 8.7% of our total mortgage loan portfolio; and Maryland, which comprises 5.3% of our total mortgage loan portfolio.

The terrorist attacks on September 11, 2001 destroyed several buildings in the New York City financial district, forced the closure of the nation’s key financial markets for several days and significantly disrupted many local businesses. While these events have intensified the challenges we have encountered during the past year, they have not, to date, had a significant impact on our financial condition or results of operations. Our banking and lending operations were not disrupted by these events and we do not have significant real estate lending or other operations in the immediate area of the attack. We expect that any possible future impact caused by this event will result from its impact on overall economic conditions, nationally and locally, and its effects on the actions of our customers.

Mergers and Acquisitions

We continue to evaluate merger and acquisition activity as part of our strategic objective for long-term growth. Between 1995 and 1998, we completed the acquisitions of Fidelity New York, FSB, or Fidelity, and The Greater, which were accounted for as purchases, and Long Island Bancorp, Inc., or LIB, which was accounted for as a pooling-of-interests. These acquisitions have enabled us to expand our operations through an increased customer base, thereby increasing deposits and loan originations and providing customers with a broader array of financial products and services. Acquisition candidates have been selected based on, among other factors, the extent to which the candidates could enhance our retail presence in new or existing markets. The combined effect of these business combinations resulted in an increase in assets of $10.79 billion, an increase in deposits of $6.24 billion and an increase in stockholders’ equity of $857.7 million. Goodwill created in the two purchase accounting transactions totaled $281.5 million. The balance of goodwill related to these transactions was $185.2 million at December 31, 2001. As a result of the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective January 1, 2002, we will cease recording amortization of goodwill of approximately $19.1 million annually. See Item 7, “MD&A,” and Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of SFAS No. 142.

Personnel

As of December 31, 2001, we had 1,719 full-time employees and 332 part-time employees, or 1,885 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General. Astoria Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the Federal Deposit Insurance Corporation, or FDIC, as its deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the OTS. Astoria Federal is a member of the Federal Home Loan Bank, or FHLB, System and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund, or SAIF, except for those deposits acquired from The Greater, which are insured by the FDIC under the Bank Insurance Fund, or BIF. We and Astoria Federal must file reports with the OTS concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. The OTS and the FDIC periodically perform safety and soundness examinations of Astoria Federal and us and test our compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

Federally Chartered Savings Association Regulation

Business Activities. Astoria Federal derives its lending and investment powers from the Home Owners’ Loan Act, as amended, or HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, Astoria Federal may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Astoria Federal may also establish service corporations that may engage in activities not otherwise permissible for Astoria Federal, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association’s capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association’s assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association’s assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association’s capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Capital Requirements. The OTS capital regulations require federally chartered savings associations to meet three capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile. At December 31, 2001, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 5.88%, leverage capital ratio of 5.88% and risk-based capital ratio of 13.75%.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS had indefinitely deferred the implementation of the IRR component in the computation of an institution’s risk-based capital, and, on March 15, 2001, the OTS proposed regulations which would eliminate the IRR component of risk-based capital. Under the proposed regulations, however, the OTS would continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose an individual minimum capital requirement on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

The OTS continues to monitor the IRR of individual institutions through analysis of the change in net portfolio value, or NPV. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. For a more complete discussion of NPV analysis, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on Astoria Federal.

Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2001, Astoria Federal was considered “well capitalized” by the OTS.

Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s deposit insurance assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied, ranging from 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. The FDIC has recently alerted insured institutions to the possibility of higher deposit insurance premiums in the second half of 2002. The FDIC stated that the higher premiums, if necessary, would likely affect only institutions with BIF insured deposits and that the amount of any increase would not exceed 5 basis points. While increases in deposit insurance premiums could have an adverse effect on our earnings, the recent advisory statement from the FDIC, if acted upon, is not expected to have a material adverse effect on our earnings. In addition, SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 2001 for the assessment for the FICO payments was $2.0 million.

Loans to One Borrower. Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2001, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $34.8 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender, or QTL, Test. The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis in 9 out of every 12 months. As of December 31, 2001, Astoria Federal maintained in excess of 90% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2001. Therefore, Astoria Federal qualified under the QTL test.

A savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, (3) obtaining advances from any FHLB, and (4) establishing any new branch office in a location not permissible for a national bank in the association’s home state. In addition, beginning three years after the association failed the QTL test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Federal currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for the proposed capital distribution.

Astoria Federal may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified Astoria Federal that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Astoria Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDIA). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In addition, Astoria Federal may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below the amounts required for the liquidation accounts which were established as a result of Astoria Federal’s conversion from mutual to stock form of ownership and the acquisitions of Fidelity, The Greater and LIB. For further discussion on the liquidation accounts, see Item 7, “MD&A” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Liquidity. Congress eliminated the statutory liquidity requirement which required Astoria Federal to maintain a minimum amount of liquid assets of between 4% and 10%, as determined by the Director of the OTS, Astoria Federal’s primary federal regulator. Effective March 15, 2001, the OTS adopted an interim rule conforming its regulations to reflect this statutory change. Under the revised regulations, which became finalized and effective July 18, 2001, Astoria Federal is required to maintain sufficient liquidity to ensure its safe and sound operation. Astoria Federal’s liquidity ratio at December 31, 2001 was 8.14%.

Assessments. The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100.0 million, the OTS regulations provide that the portion of the assessment based on asset size be the lesser of the assessment under the amended regulations or the regulations before the amendment. For the year ended December 31, 2001, we paid $2.7 million in assessments.

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

Community Reinvestment. Under the Community Reinvestment Act, or CRA, as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans in its service areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as “outstanding” as of its most recent CRA examination and has been rated as “outstanding” over its last four examinations. Regulations implementing the requirements under the Gramm-Leach-Bliley Act, or Gramm-Leach, that insured depository institutions publicly disclose certain agreements that are in fulfillment of CRA became effective on April 1, 2001. We have no such agreements in place at this time.

Transactions with Related Parties. Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as additional limitations as may be adopted by the OTS Director. These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers.

Standards for Safety and Soundness. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, or Community Development Act, the OTS, together with the other federal bank regulatory agencies, adopted guidelines establishing general standards, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations were adopted pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Insurance Activities. Astoria Federal is generally permitted to engage in certain insurance activities through its subsidiaries. In October 2001, the OTS and the other federal banking agencies adopted regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers. The implementation of these regulations did not have a material impact on our operations.

Privacy Protection

Effective July 1, 2001, financial institutions, including Astoria Federal, became subject to OTS regulations implementing the privacy protection provisions of Gramm-Leach. These regulations require Astoria Federal to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Astoria Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, Astoria Federal is required to provide its customers with the ability to “opt-out” of having Astoria Federal share their nonpublic personal information with unaffiliated third parties. The implementation of these regulations did not have a material adverse effect on our operations.

Gramm-Leach also provides for the ability of each state to enact legislation that is more protective of consumers’ personal information. Currently there are a number of privacy bills pending in the New York legislature. No action has been taken on any of these bills, and we cannot predict whether any of them will become law or what impact, if any, these bills will have if enacted into law.

On February 1, 2001, the OTS and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. We implemented the guidelines prior to their effective date of July 1, 2001 and such implementation did not have a material adverse effect on our operations.

Federal Home Loan Bank System

Astoria Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its borrowings from the FHLB-NY, whichever is greater. Astoria Federal was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2001, of $250.5 million. Dividends from the FHLB-NY to Astoria Federal amounted to $17.5 million for the year ended December 31, 2001, $19.2 million for the year ended December 31, 2000 and $17.4 million for the year ended December 31,

1999. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the Federal Housing Finance Board. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. Formerly, federal savings associations were required to be members of the FHLB System. The new law removed the mandatory membership requirement and authorized voluntary membership for federal savings associations, as is the case for all other eligible institutions.

Federal Reserve System

Federal Reserve Board regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and regular checking accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $5.7 million and $41.3 million (subject to adjustment by the Federal Reserve Board) and a reserve of 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Astoria Federal’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

The USA PATRIOT Act

In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures, and controls, (2) specific designation of an anti-money laundering compliance officer, (3) ongoing employee training programs, and (4) an independent audit function to test the anti-money laundering program. Rules promulgated under Section 352 are due by April 24, 2002.

•	Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Rules promulgated under Section 312 are due by April 24, 2002, to be effective by July 23, 2002.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan holding companies that are “grandfathered,” i.e., unitary savings and loan association holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan association holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

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

Corporate Alternative Minimum Tax. In addition to the regular income tax, corporations (including savings and loan associations) generally are subject to an alternative minimum tax, or AMT, in an amount equal to 20% of alternative minimum taxable income to the extent the AMT exceeds the corporation’s regular tax. The AMT is available as a credit against future regular income tax. We do not expect to be subject to the AMT.

Tax Bad Debt Reserves. Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loss experience, and the “reserve method” is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 are subject to recapture over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For a further discussion of bad debt reserves see “Distributions” and Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Distributions. To the extent that Astoria Federal makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from Astoria Federal’s “base year reserve,” (i.e., its reserve as of December 31, 1987), to the extent thereof, and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Astoria Federal’s taxable income. Nondividend distributions include distributions in excess of Astoria Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Astoria Federal’s current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in Astoria Federal’s taxable income.

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

State and Local Taxation

New York State Taxation. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 8.5%, (8% effective for taxable years beginning after July 1, 2001 and 7.5% effective for taxable years beginning after July 1, 2002). If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17% of the New York State franchise tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

Bad Debt Deduction. New York State passed legislation that incorporated the former provisions of Internal Revenue Code, or IRC, Section 593 into New York State tax law. The impact of this legislation enabled Astoria Federal to defer the recapture of the New York State tax bad debt reserves that would have otherwise occurred as a result of the federal amendment to IRC 593. The legislation also enabled Astoria Federal to continue to utilize the reserve method for computing its bad debt deduction. Astoria Federal must meet certain definitional tests, primarily relating to their assets and the nature of their business to be a qualifying thrift and would then be permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Astoria Federal will be a qualifying thrift if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State tax law, or the 60% Test. Astoria Federal presently satisfies the 60% Test. Although there can be no assurance that Astoria Federal will satisfy the 60% Test in the future, we believe that this level of qualifying assets can be maintained by Astoria Federal. Astoria Federal’s deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of Astoria Federal’s taxable income, computed with certain modifications, without regard to Astoria Federal’s actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans, or NYS Percentage of Taxable Income Method. Astoria Federal’s deduction with respect to non-qualifying loans must be computed under the experience method which is based on its actual loss experience.

Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (1) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (2) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then). The “base year” for these purposes is the last taxable year beginning before the NYS Percentage of Taxable Income Method bad debt deduction was taken. Any deduction for the addition to the reserve for non-qualifying loans reduces the addition to the reserve for qualifying real property loans calculated under the NYS Percentage of Taxable Income Method. Each year Astoria Federal reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

The amount of the addition to the reserve for losses on qualifying real property loans under the NYS Percentage of Taxable Income Method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the NYS Percentage of Taxable Income Method, then the qualifying thrift’s aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded the sum of the qualifying thrift’s surplus, undivided profits and reserves at the beginning of such year.

New York City Taxation. Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. New York City has enacted legislation regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above. A significant portion of Astoria Federal’s entire net income for New York City purposes is allocated outside the jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal.

Delaware Taxation. As a Delaware holding company not earning income in Delaware, we are exempt from Delaware corporate income tax but are required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Statistical Data

The detailed statistical data which follows is presented in accordance with Guide 3, prescribed by the Securities and Exchange Commission, or SEC. This data should be read in conjunction with Item 7, “MD&A” and Item 8, “Financial Statements and Supplementary Data.”

Information regarding distribution of assets, liabilities and stockholders’ equity; interest rates and interest differential appears under Item 7, “MD&A.” Pages 44 through 46 present the distribution of assets, liabilities and stockholders’ equity under the caption “Analysis of Net Interest Income,” and the interest differential under the caption “Rate/Volume Analysis.”

Securities Portfolio

The following table sets forth the composition of our available-for-sale (at fair value) and held-to-maturity securities portfolios in dollar amounts and in percentages of the portfolios at the dates indicated:

	At December 31,

	2001		2000		1999

		Percent		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total	Amount	of Total

Securities available-for-sale:

Mortgage-backed securities:

GNMA pass-through certificates	$74,675	2.10%	$104,264	1.35%	$125,701	1.42%

FHLMC pass-through certificates	133,247	3.75	189,368	2.46	226,414	2.55

FNMA pass-through certificates	254,826	7.18	369,709	4.80	447,505	5.05

REMICs and CMOs:

Agency issuance	1,402,093	39.51	4,954,148	64.31	5,869,778	66.23

Non-agency issuance	1,150,122	32.41	1,393,696	18.09	1,535,579	17.33

Obligations of the U.S. Government and agencies	359,561	10.13	499,568	6.49	474,204	5.35

Corporate debt securities	61,215	1.72	56,178	0.73	54,181	0.61

FNMA and FHLMC preferred stock	111,276	3.14	133,789	1.74	127,479	1.44

Asset-backed and other securities	2,168	0.06	2,502	0.03	1,908	0.02

Total securities available-for-sale	$3,549,183	100.00%	$7,703,222	100.00%	$8,862,749	100.00%

Securities held-to-maturity:

Mortgage-backed securities:

GNMA pass-through certificates	$2,470	0.06%	$3,302	0.19%	$4,247	0.22%

FHLMC pass-through certificates	24,906	0.56	34,955	2.04	45,287	2.38

FNMA pass-through certificates	9,244	0.21	11,490	0.67	13,083	0.69

REMICs and CMOs:

Agency issuance	2,979,357	66.74	517,626	30.23	667,249	35.12

Non-agency issuance	1,043,110	23.36	296,156	17.30	352,395	18.55

Obligations of the U.S. Government and agencies	362,034	8.11	804,659	47.00	772,584	40.67

Obligations of states and political subdivisions	42,807	0.96	44,003	2.57	45,112	2.37

Total securities held-to-maturity	$4,463,928	100.00%	$1,712,191	100.00%	$1,899,957	100.00%

During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a market value of $2.88 billion from available-for-sale to held-to-maturity. The net unrealized loss, which is being amortized over the life of the securities transferred, was $22.6 million at the date of the transfer and is included in the net unrealized loss on securities, net of taxes, in accumulated other comprehensive loss at December 31, 2001. The balance of the net unrealized loss on the securities transferred from available-for-sale to held-to-maturity totaled $15.7 million at December 31, 2001.

The table below sets forth certain information regarding the amortized cost, estimated fair values, weighted average yields and contractual maturities of our federal funds sold and repurchase agreements, FHLB-NY stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31, 2001.

	One Year		One to		Five to
	or Less		Five Years		Ten Years

		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in Thousands)	Cost	Yield	Cost	Yield	Cost	Yield

Federal funds sold and repurchase agreements	$1,309,164	1.43%	$—	—%	$—	—%

FHLB-NY stock (1)(2)	$—	—%	$—	—%	$—	—%

Mortgage-backed and other securities available-for-sale:

GNMA pass-through certificates	$—	—%	$—	—%	$1,128	8.11%

FHLMC pass-through certificates	—	—	418	3.23	11,176	5.86

FNMA pass-through certificates	194	6.69	853	6.20	3,950	6.37

REMICs and CMOs:

Agency issuance	—	—	2,521	7.21	7,970	6.11

Non-agency issuance	—	—	—	—	4,082	7.56

Obligations of the U.S Government and agencies	500	3.93	1,001	4.53	128	5.70

Corporate debt securities	—	—	—	—	5,000	9.25

Equity securities(1)(3)	—	—	—	—	—	—

Asset-backed and other securities	—	—	1,000	6.18	—	—

Total securities available-for-sale:	$694	4.70%	$5,793	6.13%	$33,434	6.77%

Mortgage-backed and other securities held-to-maturity:

GNMA pass-through certificates	$22	9.88%	$419	7.75%	$702	9.53%

FHLMC pass-through certificates	4	8.37	564	6.70	7,407	8.26

FNMA pass-through certificates	—	—	128	9.31	1,029	7.16

REMICs and CMOs:

Agency issuance	—	—	13,916	6.22	17,647	6.68

Non-agency issuance	—	—	—	—	19,148	6.87

Obligations of the U.S Government and agencies	—	—	—	—	—	—

Obligations of states and political subdivisions	1,896	3.85	—	—	—	—

Total securities held-to-maturity:	$1,922	3.93%	$15,027	6.31%	$45,933	7.07%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	More Than
	Ten Years		Total Securities

		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Fair	Average
(Dollars in Thousands)	Cost	Yield	Cost	Value	Yield

Federal funds sold and repurchase agreements	$—	—%	$1,309,164	$1,309,164	1.43%

FHLB-NY stock (1)(2)	$250,450	5.20%	$250,450	$250,450	5.20%

Mortgage-backed and other securities available-for-sale:

GNMA pass-through certificates	$70,863	6.90%	$71,991	$74,675	6.91%

FHLMC pass-through certificates	118,833	6.36	130,427	133,247	6.31

FNMA pass-through certificates	243,327	6.44	248,324	254,826	6.44

REMICs and CMOs:

Agency issuance	1,391,750	5.68	1,402,241	1,402,093	5.69

Non-agency issuance	1,128,302	6.41	1,132,384	1,150,122	6.41

Obligations of the U.S Government and agencies	361,259	6.97	362,888	359,561	6.96

Corporate debt securities	61,126	7.95	66,126	61,215	8.05

Equity securities(1)(3)	120,115	5.24	120,115	111,376	5.24

Asset-backed and other securities	1,066	3.08	2,066	2,068	4.58

Total securities available-for-sale:	$3,496,641	6.17%	$3,536,562	$3,549,183	6.18%

Mortgage-backed and other securities held-to-maturity:

GNMA pass-through certificates	$1,327	9.83%	$2,470	$2,713	9.39%

FHLMC pass-through certificates	16,931	8.08	24,906	25,482	8.10

FNMA pass-through certificates	8,087	6.17	9,244	9,348	6.32

REMICs and CMOs:

Agency issuance	2,947,794	6.06	2,979,357	2,975,780	6.07

Non-agency issuance	1,023,962	6.06	1,043,110	1,049,426	6.08

Obligations of the U.S Government and agencies	362,034	7.30	362,034	362,628	7.30

Obligations of states and political subdivisions	40,911	6.53	42,807	42,823	6.42

Total securities held-to-maturity:	$4,401,046	6.18%	$4,463,928	$4,468,200	6.19%

(1)	As equity securities have no maturities, they are classified in the more than ten years category.

(2)	The carrying amount of FHLB-NY stock equals cost.

(3)	Equity securities include FNMA and FHLMC preferred stock which had an amortized cost of $120.0 million and a market value of $111.3 million at December 31, 2001.

Loan Portfolio

Loan Portfolio Composition

The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,

	2001		2000		1999		1998		1997

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Mortgage loans (gross) (1):

One-to-four family	$10,146,555	83.63%	$9,863,935	86.79%	$9,018,270	88.05%	$7,857,964	87.37%	$6,904,114	86.37%

Multi-family	1,094,312	9.02	801,917	7.05	615,438	6.01	452,854	5.03	377,292	4.72

Commercial real estate	598,334	4.93	480,211	4.23	398,198	3.89	414,565	4.61	435,272	5.44

Construction	50,739	0.42	34,599	0.30	34,837	0.34	39,408	0.44	20,922	0.26

Total mortgage loans	11,889,940	98.00	11,180,662	98.37	10,066,743	98.29	8,764,791	97.45	7,737,600	96.79

Consumer and other loans (gross)(2):

Home equity	189,259	1.56	133,748	1.18	116,726	1.14	142,437	1.58	130,665	1.63

Passbook	9,012	0.07	8,710	0.08	7,481	0.07	6,653	0.07	7,207	0.09

Home Improvement	1,502	0.01	2,437	0.02	3,787	0.04	5,992	0.07	8,283	0.11

Student	1,898	0.02	2,154	0.02	2,780	0.03	4,118	0.05	13,212	0.17

Line of Credit, Overdraft	18,046	0.15	20,603	0.18	23,186	0.23	24,846	0.28	37,057	0.46

Other (3)	4,251	0.04	8,236	0.07	16,413	0.16	39,758	0.44	51,800	0.65

Commercial	18,124	0.15	8,822	0.08	4,531	0.04	5,573	0.06	8,136	0.10

Total consumer and other loans	242,092	2.00	184,710	1.63	174,904	1.71	229,377	2.55	256,360	3.21

Total loans	12,132,032	100.00%	11,365,372	100.00%	10,241,647	100.00%	8,994,168	100.00%	7,993,960	100.00%

Net unamortized premiums and deferred loans costs	78,619		72,622		58,803		32,463		26,638

Allowance for loan losses	(82,285)		(79,931)		(76,578)		(74,403)		(73,920)

Total loans, net	$12,128,366		$11,358,063		$10,223,872		$8,952,228		$7,946,678

(1)	Includes $41.5 million, $13.5 million, $11.4 million, $212.9 million, and $163.7 million of mortgage loans classified as held-for-sale at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

(2)	Includes $1.9 million, $2.2 million, $2.8 million, $4.1 million and $252,000 of student loans classified as held-for-sale at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(3)	Includes automobile and personal unsecured loans.

Loan Maturity, Repricing and Activity

The following table shows the maturities of our loans receivable at December 31, 2001 and does not reflect the effect of prepayments or scheduled principal amortization. The table does not include loans held-for-sale, which totaled $43.4 million at December 31, 2001.

	At December 31, 2001

	One-to				Consumer
	-Four	Multi-	Commercial		and	Total Loans
(In Thousands)	Family	Family	Real Estate	Construction	Other	Receivable

Amount due:

Within one year	$15,826	$9,964	$33,828	$33,173	$23,746	$116,537

After one year:

One to three years	22,686	7,851	27,272	17,566	21,318	96,693

Three to five years	38,872	13,022	29,055	—	9,709	90,658

Five to ten years	511,751	402,075	271,628	—	9,060	1,194,514

Ten to twenty years	1,653,369	596,243	229,561	—	33,312	2,512,485

Over twenty years	7,862,559	65,157	6,990	—	143,049	8,077,755

Total due after one year	10,089,237	1,084,348	564,506	17,566	216,448	11,972,105

Total amount due	$10,105,063	$1,094,312	$598,334	$50,739	$240,194	12,088,642

Net unamortized premiums and deferred loan costs						78,619

Allowance for loan losses						(82,285)

Loans receivable, net						$12,084,976

The following table sets forth at December 31, 2001, the dollar amount of all loans receivable due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2002

(In Thousands)	Fixed	Adjustable	Total

Mortgage loans:

One-to-four family	$2,093,365	$7,995,872	$10,089,237

Multi-family	316,600	767,748	1,084,348

Commercial real estate	151,534	412,972	564,506

Construction	—	17,566	17,566

Consumer and other loans	38,666	177,782	216,448

Total	$2,600,165	$9,371,940	$11,972,105

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Mortgage loans (gross) (1):

At beginning of year	$11,180,662	$10,066,743	$8,764,791

Mortgage loans originated:

One-to-four family	2,510,227	1,533,299	2,986,529

Multi-family	413,518	204,948	231,740

Commercial real estate	178,246	109,533	82,071

Construction	29,187	43,449	38,565

Total mortgage loans originated	3,131,178	1,891,229	3,338,905

Purchases of mortgage loans:

Third party loan origination program (2)	1,427,099	836,782	417,641

Sales of mortgage loans	(379,929)	(125,086)	(490,687)

Transfer of loans to REO	(5,420)	(8,146)	(10,580)

Principal repayments	(3,462,677)	(1,480,354)	(1,951,994)

Loans charged off	(973)	(506)	(1,333)

At end of year	$11,889,940	$11,180,662	$10,066,743

Consumer and other loans (gross) (3):

At beginning of year	$184,710	$174,904	$229,377

Consumer and other loans originated	178,682	118,286	72,938

Sales of consumer and other loans	(4,061)	(5,261)	(7,357)

Principal repayments	(115,685)	(101,541)	(115,756)

Loans charged off	(1,554)	(1,678)	(4,298)

At end of year	$242,092	$184,710	$174,904

(1)	Includes $41.5 million, $13.5 million, and $11.4 million of mortgage loans classified as held-for-sale at December 31, 2001, 2000, and 1999, respectively.

(2)	Third party loan originations for the years ended December 31, 2001, 2000 and 1999 were predominantly secured by one-to-four family properties.

(3)	Includes $1.9 million, $2.2 million, and $2.8 million of student loans classified as held-for-sale at December 31, 2001, 2000, and 1999, respectively.

Delinquent Loans and Classified Assets

Information regarding delinquent loans and non-performing assets appears under Item 7, “MD&A.”

The following table sets forth our carrying value of the assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at December 31, 2001:

	Special Mention		Substandard		Doubtful

(Dollars in Thousands)	Number	Amount	Number	Amount	Number	Amount

Loans:

One-to-four family	—	$—	212	$32,179	4	$319

Multi-family	—	—	16	4,205	—	—

Commercial real estate	5	10,158	13	9,893	—	—

Construction	—	—	—	—	1	522

Consumer and other loans	—	—	104	991	—	—

Total loans	5	10,158	345	47,268	5	841

Real estate owned:

One-to-four family	—	—	22	2,405	—	—

Multi-family	—	—	1	582	—	—

Total real estate owned	—	—	23	2,987	—	—

	5	$10,158	368	$50,255	5	$841

Note: There were no assets classified as loss at December 31, 2001.

Deposits

The following table presents our deposit activity for the years indicated:

	For the Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999

Opening balance	$10,071,687	$9,554,534	$9,668,286

Net deposits (withdrawals)	432,017	107,052	(320,467)

Interest credited	399,989	410,101	363,156

Sale of upstate New York banking offices (1)	—	—	(156,441)

Ending balance	$10,903,693	$10,071,687	$9,554,534

Net increase (decrease)	$832,006	$517,153	$(113,752)

Percentage increase (decrease)	8.26%	5.41%	(1.18)%

(1)	Five upstate New York banking offices were sold in 1999 with deposits totaling $156.4 million for a net gain of $20.4 million.

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2001.

Maturity Period	Amount

(In Thousands)

Three months or less	$248,719

Over three through six months	146,736

Over six through twelve months	107,506

Over twelve months	335,032

Total	$837,993

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates on each category of deposit presented.

	For the Year Ended December 31,

	2001			2000

			Weighted			Weighted
		Percent	Average		Percent	Average
	Average	of Total	Nominal	Average	of Total	Nominal
(Dollars in Thousands)	Balance	Deposits	Rate	Balance	Deposits	Rate

Savings	$2,495,532	23.70%	1.83%	$2,529,448	25.88%	2.00%

Money market	1,734,232	16.47	3.71	1,337,754	13.68	5.19

NOW	599,919	5.70	0.85	548,022	5.61	1.00

Non-interest bearing NOW	475,605	4.52	—	391,693	4.01	—

Total	5,305,288	50.39	2.17	4,806,917	49.18	2.61

Certificates of deposit (1):

Within one year	1,698,436	16.13	4.23	1,788,655	18.30	5.08

One to three years	1,769,563	16.81	5.61	1,616,331	16.53	5.45

Three to five years	1,410,231	13.39	6.08	1,340,468	13.71	6.13

Five or more years	94,409	0.90	6.61	71,504	0.73	6.62

Jumbo	250,524	2.38	5.01	151,193	1.55	5.56

Total	5,223,163	49.61	5.28	4,968,151	50.82	5.52

Total deposits	$10,528,451	100.00%	3.71%	$9,775,068	100.00%	4.09%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year Ended December 31,

	1999

			Weighted
		Percent	Average
	Average	of Total	Nominal
(Dollars in Thousands)	Balance	Deposits	Rate

Savings	$2,697,726	28.19%	2.00%

Money market	1,038,765	10.86	4.27

NOW	516,010	5.39	1.00

Non-interest bearing NOW	372,359	3.89	—

Total	4,624,860	48.33	2.24

Certificates of deposit (1):

Within one year	2,030,613	21.22	4.50

One to three years	1,624,501	16.98	5.24

Three to five years	1,108,682	11.59	6.04

Five or more years	64,692	0.68	5.87

Jumbo	115,184	1.20	4.49

Total	4,943,672	51.67	5.10

Total deposits	$9,568,532	100.00%	3.72%

(1)	Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2001 and the balances of our certificates of deposit outstanding at December 31, 2001, 2000 and 1999:

	Period to maturity from December 31, 2001				At December 31,

	Within	One to two	Two to three	Over three
(In Thousands)	one year	years	years	Years	2001

Certificates of deposit:

3.99% or less	$1,169,083	$126,704	$35,190	$8,432	$1,339,409

4.00% to 4.99%	620,049	200,965	121,243	94,897	1,037,154

5.00% to 5.99%	308,331	289,726	89,135	260,373	947,565

6.00% to 6.99%	949,093	185,765	226,120	470,559	1,831,537

7.00% and over	—	—	—	4,633	4,633

Total	$3,046,556	$803,160	$471,688	$838,894	$5,160,298

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,

(In Thousands)	2000	1999

Certificates of deposit:

3.99% or less	$150,043	$287,739

4.00% to 4.99%	127,422	1,057,652

5.00% to 5.99%	2,589,393	2,526,491

6.00% to 6.99%	2,134,632	954,287

7.00% and over	148,245	103,474

Total	$5,149,735	$4,929,643

Borrowings

For information regarding our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2001, 2000 and 1999, see Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Item 2. PROPERTIES

At December 31, 2001 we operated 86 full-service banking offices, of which 50 were owned and 36 were leased. At December 31, 2001, we owned our principal executive office and the office for our mortgage operations, both located in Lake Success, New York. We believe such facilities are suitable and adequate for our operational needs.

For further information regarding our obligations, see Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

At December 31, 2001, we leased our previous mortgage operating facility in Mineola, New York which we no longer occupy. Approximately two-thirds of this facility was sublet at December 31, 2001.

Item 3. LEGAL PROCEEDINGS

The Weil Litigation

On March 24, 1994, our predecessor, The Long Island Savings Bank, FSB, or LISB, received notice that it had been named as a defendant in a class action lawsuit filed in the United States District Court for the Eastern District of New York. Other defendants included James J. Conway, Jr., former Chairman and Chief Executive Officer of LISB who resigned from LISB in June 1992, his former law firm, certain predecessor firms of that law firm and certain partners of that law firm. The lawsuit is entitled Ronnie Weil also known as Ronnie Moore, for Herself and on behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., or the Weil Litigation. The complaint alleged that the Defendants caused mortgage loan commitments to be issued to mortgage loan borrowers, submitted legal invoices to the borrowers at the closing of mortgage loans which falsely represented the true legal fees charged for representing LISB in connection with the mortgage loans and failed to advise that a part of the listed legal fee would be paid to Mr. Conway. The complaint did not specify the amount of damages sought.

On or about June 9, 1994, LISB was served with an Amended Summons and Amended Complaint adding LISB’s directors as individual defendants. On January 4, 1999, we were served with a second amended complaint alleging essentially the same claims and adding as additional defendants, us, as successor to LISB, and certain members of James J. Conway, Jr.’s family. The second amended complaint sought damages of at least $11.0 million, trebled. We, LISB and the former LISB directors, as well as the other Defendants remaining in the Weil Litigation, answered the second amended complaint and denied all allegations of wrongdoing.

By order dated May 7, 2001, the Court granted Plaintiffs’ Motion to Certify the Weil Litigation as a class action and certified a class of approximately 36,000 members consisting of all persons who obtained mortgage loans from LISB during the period January 1, 1983 through December 31, 1992 and paid LISB’s attorneys’ fees in connection with such mortgages.

Thereafter, fact discovery was concluded in this matter and expert discovery was undertaken.

On November 7, 2001, all parties to the Weil Litigation, except Mr. Conway, entered into a Stipulation of settlement which, subject to the approval of the Court, provided for the dismissal of all claims alleged against all of the Defendants, including us. On November 13, 2001, the Court ordered that notice of the proposed settlement be mailed to the class members. Pursuant to the terms of the settlement, notice of the proposed settlement was also published over a two week period in several newspapers of general circulation in the area in which LISB originated mortgage loans with the class members.

On December 21, 2001, the Court held a hearing to determine if the proposed settlement was fair, adequate and reasonable and to hear objections, if any, from class members or other interested parties. By order dated January 16, 2002, the Court approved the settlement. The precise amount of the settlement cannot be determined at this time. We have, pursuant to the settlement, agreed to pay (1) Court approved costs and attorneys’ fees to Plaintiffs’ counsel in the aggregate amount of $5.4 million; (2) incentive awards to the named Plaintiffs in the aggregate amount of $65,000; (3) upon approval of the Court, the costs and fees of the Claims Administrator, of which we have advanced to date the sum of $200,000 and (4) the approved claims of class members who file proofs of claim on or before June 30, 2002. Under the settlement, our total liability for all of the foregoing will not exceed $15.0 million.

Based upon amounts previously accrued and applicable directors’ and officers’ liability insurance, we do not expect the settlement and its funding to have a material adverse effect on our results of operations or our financial condition.

By letter dated January 14, 2002, we received a demand for indemnification on behalf of Mr. James J. Conway, Jr. in the amount of $4.5 million regarding costs and attorneys’ fees he claims to have incurred in connection with four legal proceedings, including the Weil Litigation, which arise from the circumstances underlying the Weil Litigation. At our Board of Directors meetings held on February 20, 2002, our Boards of Directors determined that Mr. Conway had not met the criteria for permissive indemnification under the applicable OTS regulation and, therefore, we have denied his indemnification request.

Supervisory Goodwill Litigation

On August 15, 1989, LISB, and its former wholly owned subsidiary, The Long Island Savings Bank of Centereach, FSB, or Centereach, filed suit against the United States seeking damages and/or other appropriate relief on the grounds, among others, that the United States, or the Government, had breached the terms of the 1983 Assistance Agreement between LISB and the Federal Savings and Loan Insurance Corporation pursuant to which LISB acquired Centereach, or the Assistance Agreement. The Assistance Agreement, among other things, provided for the inclusion of supervisory goodwill as an asset on Centereach’s balance sheet to be included in capital and amortized over 40 years for regulatory purposes. The suit is pending in the United States Court of Federal Claims and is entitled The Long Island Savings Bank, FSB. et al. vs. The United States, or the LISB Goodwill Litigation.

Similarly, on July 21, 1995, we commenced an action entitled Astoria Federal Savings and Loan Association vs. United States, or the Astoria Goodwill Litigation, in the United States Court of Federal Claims against the Government seeking in excess of $250.0 million in damages arising from the Government’s breach of an assistance agreement entered into by our predecessor in interest, Fidelity, in connection with its acquisition in October 1984 of Suburbia Federal Savings and Loan Association and the Government’s subsequent enactment and implementation of the Financial Institutions Reform, Recovery and Enforcement Act, or FIRREA, in 1989. In addition to a breach of contract claim, our complaint also asserted claims based on promissory estoppel, failure of consideration and frustration of purpose, and a taking of our property without just compensation in violation of the Fifth Amendment to the United States Constitution.

Initially, both the LISB Goodwill Litigation and the Astoria Goodwill Litigation were stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases, or the Winstar Cases. On July 1, 1996, the Supreme Court ruled in the Winstar Cases that the Government had breached its contracts in the Winstar Cases, was liable in damages for those breaches and remanded the cases to the United States Court of Federal Claims to determine the extent of such damages.

On November 1, 1996, LISB filed a motion for partial summary judgment against the Government on the issues of whether LISB had a contract with the Government and whether the enactment of FIRREA was contrary to the terms of such contract. The Government contested such motion and cross-moved for summary judgment seeking to dismiss LISB’s contract claims. Subsequently, the Government moved to dismiss Counts II through V of the complaint in the LISB Goodwill Litigation, which are based on breach of implied contract, promissory estoppel, failure of consideration and frustration of purpose, and takings under the Fifth Amendment of the United States Constitution.

On November 6, 1996, we also moved for partial summary judgment against the Government on the issues of whether Fidelity had a contract with the Government and whether the enactment of FIRREA was contrary to the terms of such contract. The Government contested such motion and cross-moved for summary judgment seeking to dismiss our contract claims in that case as well. Our motion for partial summary judgment remains pending before the Court.

During 1999 and 2000, the parties in the LISB Goodwill Litigation conducted, and completed, fact and expert discovery. However, as a result of recent appellate decisions rendered by the United States Court of Appeals for the Federal Circuit and decisions of the Court of Federal Claims related to other Winstar-related cases, we have requested permission of the Court to file supplemental expert reports regarding damages. That request is pending.

In November 2000, the LISB Goodwill Litigation was transferred to Senior Judge Lawrence S. Margolis. Judge Margolis presided over the trial in the Winstar case entitled Bobby J. Glass, et al. and the Federal Deposit Insurance Corp. vs. The United States, Index No. 92-428C.

On February 8, 2001, the Government served its answer to our complaint in the LISB Goodwill Litigation. In its answer, the Government denies our claims and asserts a number of affirmative defenses. In addition, the Government asserted two counterclaims: (1) that our claim should be forfeited pursuant to 28 U.S.C. §2514 and (2) that because the Government alleges that the Assistance Agreement with the Government are void or voidable the Government should be entitled to restitution of $122.2 million in the aggregate. The Government bases its counterclaims on the same factual allegations contained in the Weil Litigation.

Following oral argument, on April 10, 2001, on our motion for partial summary judgment and the Government’s cross-motions for partial summary judgment, Judge Margolis entered orders (1) denying our motion on contract liability issues on the basis that there are genuine issues of material fact with respect to our breach of contract claim and (2) granting, in part, and denying, in part, the Government’s cross-motion. The Court denied the Government’s motion to dismiss those counts of the complaint based upon breach of express contract, takings under the Fifth Amendment of the United States Constitution, and the right to pre-judgment interest arising from a taking under the Fifth Amendment. The Court granted the Government’s motion to dismiss as to those counts of the complaint which were based on breach of an implied contract, failure of consideration and frustration of purpose. Accordingly, our breach of contract claim and our takings claim remain outstanding.

On April 4, 2001, the Government moved for summary judgment on its counterclaims. On May 1, 2001, we filed an opposition and cross-motion for summary judgment dismissing the counterclaims and related affirmative defenses. In our opposition, we requested the disclosure of certain documents and the right to depose the Government’s sole fact witness whose declaration was submitted in support of its motion. The Court allowed such discovery. Supplemental memoranda were filed by the parties on the motion and cross-motion in December 2001.

On February 26, 2002, the Court heard oral argument on the Government’s motion for summary judgment on its counterclaims and on our cross-motion for summary judgment dismissing the counterclaims and related affirmative defenses. Following argument, the Court reserved decision, and noted that it may take the Court a considerable length of time to rule on the motions in view of their complexity and the number and length of the pleadings and exhibits filed by both sides.

On October 10, 2000, the Government moved to dismiss various portions of our complaint in the Astoria Goodwill Litigation, specifically those relating to promissory estoppel, failure of consideration and frustration of purpose and the Fifth Amendment Taking. The Government in such motion also requested dismissal of our motion for partial summary judgment referenced above alleging that we bore the risk of any regulatory changes with respect to the capital credits and that we are not entitled to interest. We have contested such motion.

The Astoria Goodwill Litigation has been designated as one of the “second-thirty” cases. As a result, discovery in such case commenced on August 23, 1999. Fact witness discovery has been concluded. However, expert discovery was stayed until 30 days following the filing of a decision in the appeal before the United States Court of Appeals for the Federal Circuit of the decision rendered in the Court of Federal Claims in the case of California Federal Bank v. United States of America, Case No. 92-138C. The United States Court of Appeals for the Federal Circuit issued its opinion in such case on April 3, 2001. Accordingly, expert discovery resumed in the Astoria Goodwill Litigation on or about May 3, 2001. Expert discovery is scheduled to be completed on or before April 17, 2002.

Effective February 1, 2002, the Astoria Goodwill Litigation was assigned to Judge Lynn Bush. It does not appear that Judge Bush has had any previous experience in the Winstar-related supervisory goodwill cases.

Based upon our review of the decisions rendered to date in the Winstar-related supervisory goodwill cases previously or currently pending before the United States Court of Federal Claim, we are unable to predict with any degree of certainty the outcome of our claims against the Government and the amount of damages that may be awarded in connection with either the LISB Goodwill Litigation or the Astoria Goodwill Litigation, if any. No assurance can be given as to the results of these claims or the timing of any proceedings in relation thereto.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2001 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. MARKET FOR ASTORIA FINANCIAL CORPORATION’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “ASFC.” The table below shows the reported high and low closing price of our common stock during the periods indicated in 2001 and 2000, as adjusted for the two-for-one common stock split on December 3, 2001.

	2001		2000

	High	Low	High	Low

First Quarter	$28.56	$24.28	$14.91	$11.07

Second Quarter	29.15	25.88	15.38	12.50

Third Quarter	31.50	27.30	19.53	13.19

Fourth Quarter	30.50	24.66	27.22	16.28

As of March 15, 2002, we had 3,993 shareholders of record. As of December 31, 2001, there were 90,766,744 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2001 and 2000, as adjusted for the two-for-one common stock split on December 3, 2001:

	2001	2000

First Quarter	$0.13	$0.12

Second Quarter	0.155	0.13

Third Quarter	0.155	0.13

Fourth Quarter	0.17	0.13

On January 23, 2002, our Board of Directors declared a quarterly cash dividend of $0.17 per common share, payable on March 1, 2002, to common stockholders of record at the close of business on February 15, 2002. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business — Regulation and Supervision” and Note 10 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the impact of the liquidation accounts and regulatory capital requirements on Astoria Federal’s ability to pay dividends. See Item 1, “Business — Federal Taxation” and Note 13 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the tax impact of (1) distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) distributions in redemption of stock; and (3) distribution in partial or complete liquidation.

Item 6. SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

		At December 31,

(In Thousands)	2001	2000	1999	1998	1997

Selected Financial Data:

Total assets	$22,667,706	$22,336,802	$22,696,536	$20,587,741	$16,432,337

Federal funds sold and repurchase agreements	1,309,164	171,525	335,653	266,437	110,550

Mortgage-backed and other securities available-for-sale	3,549,183	7,703,222	8,862,749	8,196,444	4,807,305

Mortgage backed and other securities held-to-maturity	4,463,928	1,712,191	1,899,957	2,108,811	2,632,672

Loans held-for-sale	43,390	15,699	14,156	217,027	163,962

Loans receivable, net	12,084,976	11,342,364	10,209,716	8,735,201	7,782,716

Mortgage servicing rights, net	35,295	40,962	48,369	50,237	41,789

Deposits	10,903,693	10,071,687	9,554,534	9,668,286	9,951,421

Borrowed funds	9,698,587	10,197,371	11,401,521	9,022,797	4,774,237

Capital trust securities	125,000	125,000	125,000	—	—

Stockholders’ equity	1,542,586	1,513,163	1,196,912	1,462,384	1,445,799

		For the Year Ended December 31,

(In Thousands, Except Per Share Data)	2001	2000	1999	1998	1997

Selected Operating Data:

Interest income	$1,438,563	$1,517,934	$1,495,279	$1,224,448	$978,155

Interest expense	969,189	1,010,918	955,331	775,465	603,591

Net interest income	469,374	507,016	539,948	448,983	374,564

Provision for loan losses	4,028	4,014	4,119	15,380	9,061

Net interest income after provision for loan losses	465,346	503,002	535,829	433,603	365,503

Non-interest income	100,974	77,753	92,483	78,532	70,035

Non-interest expense:

General and administrative	176,407	181,242	195,080	232,769	215,642

Net amortization of mortgage servicing rights	10,869	8,507	5,787	16,269	7,349

Goodwill litigation	2,196	8,580	6,417	1,665	1,101

Capital trust securities	12,416	12,435	2,169	—	—

Amortization of goodwill	19,242	19,296	19,425	19,754	11,722

Acquisition costs and restructuring charges	—	—	—	124,168	—

Total non-interest expense	221,130	230,060	228,878	394,625	235,814

Income before income tax expense, extraordinary item and cumulative effect of accounting change	345,190	350,695	399,434	117,510	199,724

Income tax expense	120,036	134,146	163,764	61,825	81,840

Income before extraordinary item and cumulative effect of accounting change	225,154	216,549	235,670	55,685	117,884

Extraordinary item, net of tax	—	—	—	(10,637)	—

Cumulative effect of accounting change, net of tax	(2,294)	—	—	—	—

Net income	222,860	216,549	235,670	45,048	117,884

Preferred dividends declared	6,000	6,000	6,000	6,000	1,500

Net income available to common shareholders	$216,860	$210,549	$229,670	$39,048	$116,384

Basic earnings per common share (1)	$2.40	$2.20	$2.24	$0.38	$1.26

Diluted earnings per common share (1)	$2.35	$2.16	$2.19	$0.37	$1.19

(1)	Per share data has been adjusted to reflect the two-for-one common stock split in the form of a 100% stock dividend on December 3, 2001.

	At or For the Year Ended December 31,

	2001	2000	1999	1998	1997

Selected Financial Ratios and Other Data:

Return on average assets	0.99%	0.97%	1.04%	0.25%	0.84%

Return on average stockholders’ equity	14.13	16.70	17.31	3.02	9.83

Return on average tangible stockholders’ equity	16.13	20.02	20.92	3.65	11.16

Average stockholders’ equity to average assets	7.01	5.81	5.99	8.13	8.56

Average tangible stockholders’ equity to average tangible assets	6.19	4.89	5.01	6.83	7.62

Stockholders’ equity to total assets	6.81	6.77	5.27	7.10	8.80

Core deposits to total deposits (1)	52.67	48.87	48.41	47.84	43.40

Net interest rate spread	1.94	2.01	2.23	2.32	2.49

Net interest margin	2.18	2.32	2.46	2.58	2.78

General and administrative expense to average assets	0.78	0.81	0.86	1.27	1.54

Efficiency ratio (2)	30.93	31.21	31.88	45.07	50.13

Average interest-earning assets to average interest-bearing liabilities	1.05 x	1.07 x	1.05 x	1.06 x	1.07 x

Book value per common share (3)	$16.44	$14.74	$11.09	$12.92	$12.97

Tangible book value per common share (3)	14.40	12.68	8.92	10.67	10.52

Cash dividends paid per common share (3)	0.61	0.51	0.48	0.40	0.28

Dividend payout ratio (3)	25.96%	23.61%	21.92%	108.11%	23.53%

Asset Quality Ratios:

Non-performing loans to total loans (4)	0.31	0.32	0.52	1.26	1.14

Non-performing loans to total assets (4)	0.16	0.16	0.24	0.54	0.55

Non-performing assets to total assets (4)(5)	0.18	0.18	0.26	0.58	0.70

Allowance for loan losses to non-performing loans	221.70	220.88	143.49	66.99	82.23

Allowance for loan losses to non-accrual loans	229.60	226.85	151.77	70.00	86.79

Allowance for loan losses to total loans	0.68	0.70	0.74	0.84	0.94

Other Data:

Number of deposit accounts	985,473	972,777	952,514	980,307	1,044,390

Mortgage loans serviced for others (in thousands)	$3,322,087	$3,929,483	$4,414,684	$4,944,176	$4,690,746

Number of full service banking offices	86	86	87	96	96

Regional lending offices	1	1	1	12	22

Full time equivalent employees	1,885	1,862	1,914	1,987	2,664

Non-GAAP Disclosures (6)

Operating return on average assets	1.00%	0.97%	0.99%	0.79%	0.84%

Operating cash return on average assets (7)	1.12	1.09	1.13	1.05	1.09

Operating return on average stockholders’ equity	14.27	16.77	16.48	9.76	9.83

Operating cash return on average stockholders’ equity (7)	16.00	18.76	18.92	12.86	12.77

Operating return on average tangible stockholders’ equity	16.29	20.10	19.91	11.78	11.16

Operating cash return on average tangible stockholders’ equity (7)	18.26	22.48	22.86	15.53	14.49

Operating non-interest income to average assets (8)	0.45	0.33	0.32	0.37	0.40

Operating cash general and administrative expense to average assets (9)	0.75	0.76	0.82	1.17	1.40

Operating cash efficiency ratio (2)(9)	29.53	29.17	30.26	41.54	45.63

(1)	Core deposits are comprised of savings, money market, NOW and demand deposit accounts.

(2)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income less net gain on sales of securities, premises and equipment, and the net gain on the disposition of banking offices.

(3)	Per share and related data have been adjusted to reflect the two-for-one common stock split in the form of a 100% stock dividend on December 3, 2001.

(4)	Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest payments and exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $5.4 million, $5.2 million, $6.7 million, $6.9 million and $9.1 million at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

(5)	Non-performing assets consist of all non-performing loans, real estate owned and non-performing investments in real estate, net.

(6)	The information presented represents pro forma calculations which are not in conformity with GAAP. The following items have been excluded from the calculations: For 2001, $2.3 million, after tax, charge for the cumulative effect of an accounting change. For 2000, $3.4 million, after tax, charge for an executive severance payment ($5.4 million, before tax, for the efficiency and general and administrative expense to average assets ratios), offset by $2.5 million, after tax, for net gain on the disposition of banking offices. For 1999, $11.3 million, after tax, for net gain on the disposition of banking offices. For 1998, $100.3 million, after tax, for costs associated with the acquisition of Long Island Bancorp, Inc. and other infrequently occurring charges. See “Operating Earnings and Operating Cash Earnings” on page 60 for further discussion of these pro forma calculations.

(7)	Excludes non-cash charge for amortization of goodwill and amortization relating to employee stock plans and related tax benefit.

(8)	Operating non-interest income represents total non-interest income less net gain on sales of securities, premises and equipment, and the net gain on disposition of banking offices. Operating non-interest income totaled $101.0 million, $73.8 million, $72.0 million, $67.5 million and $55.6 million for 2001, 2000, 1999, 1998 and 1997, respectively.

(9)	Excludes non-cash charge for amortization relating to employee stock plans.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

General

We are headquartered in Lake Success, New York and our principal business consists of the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal’s primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities, and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities and, to a lesser extent, multi-family mortgage loans and commercial real estate loans. To a much smaller degree we also invest in construction loans and consumer and other loans. In addition, Astoria Federal invests in securities issued by the U.S. Government and federal agencies and other securities.

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

In addition to Astoria Federal, we have two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and variable annuity agent and property and casualty insurance broker. Through contractual agreements with The Treiber Group, LLC and IFS Agencies, Inc., AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal. See “Liquidity and Capital Resources” for a discussion of Astoria Capital Trust I.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $7.28 billion for the year ended December 31, 2001 and $3.40 billion for the year ended December 31, 2000. The increase in loan and security repayments was primarily the result of the increase in mortgage loan refinance activity due to the lower interest rate environment during the year ended December 31, 2001. Net cash provided by operating activities totaled $222.2 million during the year ended December 31, 2001 and $231.0 million during the year ended December 31, 2000. During the year ended December 31, 2001, net borrowings decreased $498.8 million, while net deposits increased $832.0 million. During the year ended December 31, 2000, net borrowings decreased $1.20 billion, while net deposits increased $517.2 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits. The net increases in deposits for the year ended December 31, 2001 and 2000 reflect our continued emphasis on attracting customer deposits through competitive rates and product offerings.

Our primary use of funds is for the origination and purchase of mortgage loans and the purchase of mortgage-backed and other securities, with emphasis on the origination and purchase of mortgage loans. During the year ended December 31, 2001, our gross originations and purchases of mortgage loans totaled $4.56 billion, compared to $2.73 billion during the year ended December 31, 2000. This increase was primarily attributable to the lower interest rate environment during 2001 which resulted in an increase in mortgage refinance activity. Purchases of mortgage-backed securities totaled $2.03 billion and purchases of other securities totaled $2.0 million during the year ended December 31, 2001. For the year ended December 31, 2000, there were no purchases of mortgage-backed securities and purchases of other securities totaled $6.0 million. The securities purchases during the year ended December 31, 2001 are the result of our redeployment of a portion of our cash flows in excess of our mortgage and other loan fundings. Even with our securities purchases during 2001, our overall securities portfolio decreased from 2000 to 2001, which is consistent with our strategy of repositioning the balance sheet. The rapid decline in interest rates in 2001 resulted in a significant increase in loan and security repayments. Should the pace of repayment activity remain at its recent levels and cash inflows continue to exceed mortgage and other loan fundings, we may continue to purchase mortgage-backed and other securities as we have done in 2001. If repayment activity declines in the future, we will likely reduce our purchases of mortgage-backed and other securities. See “Lending and Investing Activities” for further discussion.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, with maturities of three months or less, our most liquid assets, totaled $1.45 billion at December 31, 2001, compared to $307.3 million at December 31, 2000. Increased loan and security repayments provided this additional liquidity at December 31, 2001, which will be used, in part, to both help fund our approximately $2.2 billion mortgage application pipeline at December 31, 2001 and to help repay a portion of the $850.0 million of borrowings which are maturing in the first quarter of 2002. Total borrowings maturing in 2002 are $1.90 billion with a weighted average rate of 6.81%. We have the flexibility to either repay or rollover such borrowings as they mature. In addition, we have $3.05 billion in certificates of deposit with a weighted average rate of 4.34% maturing in 2002. We expect to retain a significant portion of such deposits based on our competitive pricing and historical experience. These borrowings and certificates of deposit should reprice down to a lower market rate, assuming that interest rates remain near their current levels.

The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers’ refinance activities tend to accelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to accelerate. When mortgage rates increase the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers tend to prefer fixed rate mortgage loan products over variable rate products. Since we generally sell our fifteen year and thirty year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce our liquidity.

Since our cash flow is primarily utilized for the origination and purchase of mortgage loans, our excess cash flow is primarily utilized for the purchase of mortgage-backed securities. If we are unable to reinvest the excess cash flow, our liquidity will increase. During 2001 as our incoming cash flow accelerated, we increased our balances held in federal funds sold and repurchase agreements due within three months or less. These assets typically have lower yields than the assets which they replaced. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

In the normal course of business, we routinely enter into various commitments, primarily relating to the origination and purchase of loans, the purchase of securities and the leasing of certain office facilities.

At December 31, 2001, total commitments outstanding to originate and purchase loans were $917.4 million. There were no outstanding commitments to purchase securities at December 31, 2001. Minimum rental payments due under non-cancelable operating leases for 2002 totaled $6.2 million at December 31, 2001. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of our business.

On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and will not be registered with the Securities and Exchange Commission. The net proceeds from the note placement are being used for general corporate purposes including, but not limited to, the repurchase of our common stock.

On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as the Series A Capital Securities. Effective April 26, 2000, $120.0 million aggregate liquidation amount of the Series A Capital Securities were exchanged for a like amount of 9.75% Capital Securities due November 1, 2029, Series B, also issued by Astoria Capital Trust I, referred to as the Series B Capital Securities. The Series A Capital Securities and Series B Capital Securities have substantially identical terms except that the Series B Capital Securities have been registered with the Securities and Exchange Commission. Together they are referred to as the Capital Securities. The Capital Securities are rated “BBB” by Fitch Inc., “BB” by Standard & Poor’s Credit Rating Company and “ba1” by Moody’s Investor Service. The Capital Securities are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity. Proceeds from the issuance of the Capital Securities totaling $31.3 million were used to increase the capital level of Astoria Federal and the remaining proceeds were used primarily for the repurchase of our common stock.

Stockholders’ equity increased to $1.54 billion at December 31, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders’ equity was the result of net income of $222.9 million, a $119.1 million decrease in the net unrealized loss on securities available-for-sale, net of taxes, which includes amortization of the net unrealized loss on securities transferred to held-to-maturity, the effect of stock options exercised and related tax benefit of $29.9 million, and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $8.0 million. These increases were partially offset by repurchases of our common stock of $289.1 million and dividends declared of $61.3 million.

We declared cash dividends on our common stock totaling $55.3 million during the year ended December 31, 2001 and $48.8 million during the year ended December 31, 2000. During each of the years ended December 31, 2001 and 2000, we declared cash dividends on our Series B Preferred Stock totaling $6.0 million. On January 23, 2002, we declared a quarterly cash dividend of $0.17 per share on shares of our common stock payable on March 1, 2002 to stockholders of record as of the close of business on February 15, 2002.

On October 17, 2001, we declared a two-for-one stock split in the form of a 100% stock dividend. Shareholders received one additional share of our common stock for each share of our common stock owned as of the close of business on November 15, 2001.

During the year ended December 31, 2001, we completed our seventh stock repurchase plan, which was approved by our Board of Directors on August 16, 2000. This plan authorized the purchase, at management’s discretion, of up to 10,000,000 shares, or approximately 10% of our common stock then outstanding. On September 17, 2001, our Board of Directors approved our eighth stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding over a two year period in open-market or privately negotiated transactions. Under these plans, during the year ended December 31, 2001, we repurchased 10,303,600 shares of our common stock at an aggregate cost of $289.1 million, of which 3,034,600 shares were acquired pursuant to our eighth stock repurchase plan.

At December 31, 2001, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 5.88%, leverage capital ratio of 5.88% and risk-based capital ratio of 13.75%. The minimum regulatory requirements were a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and risk-based capital ratio of 8.00%.

In 1996, we adopted a Stockholder Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right entitles stockholders to buy a one one-hundredth interest in a share of a new series of our preferred stock, at an exercise price of $100.00, upon the occurrence of certain events described in the Rights Plan. We originally reserved 325,000 shares of our Series A Preferred Stock for the Rights Plan. In 2001, we increased the number of shares of preferred stock reserved for the Rights Plan to 1,225,000 shares.

At the time of the conversion from mutual to stock form of ownership, Astoria Federal was required to establish a liquidation account in an amount equal to its retained earnings as of June 30, 1993. As part of its acquisitions of LIB, The Greater and Fidelity, Astoria Federal established similar liquidation accounts equal to the remaining liquidation account balances previously maintained by those entities as a result of their conversions from mutual to stock form of ownership. These liquidation accounts are reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of Astoria Federal, each eligible account holder will be entitled to receive a distribution from the liquidation accounts. Astoria Federal is not permitted to declare or pay dividends on its capital stock or repurchase any of its outstanding stock if it would cause Astoria Federal’s stockholders’ equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

Lending and Investing Activities

Our primary lending and investing activities include the origination of mortgage, consumer and other loans and the purchase of mortgage loans, mortgage-backed securities and other securities. Our lending and investing activities through 2001 were reflective of our objective to reposition our balance sheet by focusing our fund deployment on the origination and purchase of one-to-four family mortgage loans. Generally, we sell our one-to-four family fifteen year and thirty year fixed rate mortgage loan production, but retain for portfolio our ARM loan production. Additionally, we originate for portfolio fixed and adjustable rate multi-family and commercial real estate mortgage loans. We are continuing to shift our asset mix towards growth in mortgage loans, primarily ARM loans, versus growth in securities.

At December 31, 2001, our net loan portfolio totaled $12.13 billion, or 53.5% of total assets, which includes $43.4 million of loans held-for-sale. We originate mortgage loans, either directly through our banking and loan production offices in the New York metropolitan area or indirectly through brokers and our third party loan origination program. We have an extensive broker network in fourteen states and our third party loan origination program includes relationships with other financial institutions and mortgage bankers in forty five states. The retail loan origination program accounted for approximately $1.30 billion of originations during 2001 and $733.9 million of originations during 2000. The broker loan origination program accounted for approximately $1.83 billion of originations during 2001 and $1.16 billion of originations during 2000. Our third party loan origination program accounted for approximately $1.43 billion of originations during 2001 and $836.8 million of originations during 2000.

We utilize mortgage-backed and other securities purchases as a complement to our mortgage lending activities. Purchases during 2001 consisted primarily of CMO and REMIC agency and non-agency securities which provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns. For the year ended December 31, 2001, purchases of mortgage-backed securities totaled $2.03 billion and purchases of other securities totaled $2.0 million. For the year ended December 31, 2000, there were no purchases of mortgage-backed securities, while purchases of other securities totaled $6.0 million. As previously discussed, the rapid decline in interest rates in 2001 resulted in a significant increase in loan and security repayments. The securities purchases during the year ended December 31, 2001 are a result of our redeployment of a portion of our cash flows in excess of our mortgage and other loan fundings. Overall, our mortgage-backed securities portfolio decreased $800.7 million from December 31, 2000 to December 31, 2001, consistent with our strategy of repositioning the balance sheet.

Comparison of Financial Condition and Operating Results for the Years Ended
December 31, 2001 and 2000

Financial Condition

Total assets increased $330.9 million to $22.67 billion at December 31, 2001, from $22.34 billion at December 31, 2000. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings, while limiting asset growth. Mortgage loans, net, including mortgage loans held-for-sale, increased $712.9 million to $11.97 billion at December 31, 2001, from $11.25 billion at December 31, 2000. Gross mortgage loans originated and purchased during the year ended December 31, 2001 totaled $4.56 billion, of which $3.13 billion were originations and $1.43 billion were purchases. This compares to $1.89 billion of originations and $836.8 million of purchases for a total of $2.73 billion during the year ended December 31, 2000. The increase in mortgage loan originations and purchases was primarily a result of the general decrease in market interest rates, which has increased the level of mortgage refinance activity. This increase was partially offset by an increase in mortgage loan repayments to $3.46 billion for the year ended December 31, 2001, from $1.48 billion for the year ended December 31, 2000, which was also primarily a result of the decrease in market interest rates.

Our mortgage loan portfolios, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represent 83.6% of our total loan portfolio at December 31, 2001, increased $282.6 million to $10.15 billion at December 31, 2001, from $9.86 billion at December 31, 2000. Our multi-family mortgage loans increased $292.4 million to $1.09 billion at December 31, 2001, from $801.9 million at December 31, 2000. Our commercial real estate loans increased $118.1 million to $598.3 million at December 31, 2001, from $480.2 million at December 31, 2000.

Mortgage-backed securities decreased $800.7 million to $7.07 billion at December 31, 2001, from $7.87 billion at December 31, 2000. This decrease was the result of principal payments received of $3.01 billion, offset by purchases of $2.03 billion and a decrease in the net unrealized loss on securities available-for-sale of $186.7 million, which includes a $22.6 million net unrealized loss related to securities transferred to held-to-maturity during the second quarter of 2001. The decrease in the net unrealized loss on securities available-for-sale is directly related to the significant decline in market interest rates in 2001. See “Lending and Investing Activities” and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion.

In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, other securities decreased $601.6 million to $939.1 million at December 31, 2001, from $1.54 billion at December 31, 2000, primarily due to $695.5 million in securities which were called or matured, partially offset by a decrease in the net unrealized loss on securities available-for-sale of $36.2 million, the net accretion of discounts of $55.7 million, and purchases of other securities totaling $2.0 million for the year ended December 31, 2001. Federal funds sold and repurchase agreements increased $1.14 billion to $1.31 billion at December 31, 2001, from $171.5 million at December 31, 2000. Increased loan and security repayments provided additional liquidity at December 31, 2001, which will be used, in part, to both help fund our approximately $2.2 billion mortgage application pipeline at December 31, 2001 and to help repay a portion of the $850.0 million of borrowings which are maturing in the first quarter of 2002.

Bank Owned Life Insurance, or BOLI, decreased $8.8 million to $242.8 million at December 31, 2001, from $251.6 million at December 31, 2000. The BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the cash surrender value. Other assets decreased $97.2 million to $112.4 million at December 31, 2001, from $209.6 million at December 31, 2000 primarily due to the decrease in the deferred tax asset which was directly related to the decrease in the net unrealized loss on securities available-for-sale.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits, particularly lower costing core deposits. Deposits increased $832.0 million to $10.90 billion at December 31, 2001, from $10.07 billion at December 31, 2000. The increase in deposits was primarily due to an increase of $821.4 million in core deposits to $5.74 billion at December 31, 2001, from $4.92 billion at December 31, 2000 which was attributable to our continued emphasis on deposit generation through competitive rates and product offerings. Reverse repurchase agreements decreased $400.0 million to $7.39 billion at December 31, 2001, from $7.79 billion at December 31, 2000. Federal Home Loan Bank of New York advances totaled $1.91 billion at December 31, 2001 and 2000. Other borrowings, net, decreased $102.8 million to $399.6 million at December 31, 2001, from $502.4 million at December 31, 2000. The decrease in borrowings is a result of the repayment of various borrowings which either matured or were called during the year ended December 31, 2001, partially offset by our issuance of $100.0 million of senior unsecured notes. For additional information on the senior unsecured notes see “Liquidity and Capital Resources.”

Stockholders’ equity increased to $1.54 billion at December 31, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders’ equity was the result of net income of $222.9 million, a $119.1 million decrease in the net unrealized loss on securities available-for-sale, net of taxes, which includes amortization of the net unrealized loss on securities transferred to held-to-maturity, the effect of stock options exercised and related tax benefit of $29.9 million, and the amortization of the allocated portion of shares held by the ESOP of $8.0 million. These increases were partially offset by repurchases of our common stock of $289.1 million and dividends declared of $61.3 million.

Results of Operations

General

         Net income for the year ended December 31, 2001 increased $6.4 million to $222.9 million for the year ended December 31, 2001, from $216.5 million for the year ended December 31, 2000. For the year ended December 31, 2001, diluted earnings per common share increased to $2.35 per share, as compared to $2.16 per share for the year ended December 31, 2000. Return on average assets increased to 0.99% for the year ended December 31, 2001, from 0.97% for the year ended December 31, 2000. Return on average stockholders’ equity decreased to 14.13% for the year ended December 31, 2001, from 16.70% for the year ended December 31, 2000. Return on average tangible stockholders’ equity decreased to 16.13% for the year ended December 31, 2001, from 20.02% for the year ended December 31, 2000. The decreases in the returns on stockholders’ equity for the year ended December 31, 2001 are the result of a higher level of average stockholders’ equity. The increase in average stockholders’ equity is primarily due to the decrease in the net unrealized loss on securities available-for-sale, net of taxes.

The results of operations for the year ended December 31, 2001 include a $2.3 million, after tax, charge for the cumulative effect of accounting change related to the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” or SFAS No. 138, effective January 1, 2001. See Note 1 and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of the impact of the implementation of SFAS No. 133 and SFAS No. 138. The results of operations for the year ended December 31, 2000 include a $2.5 million, after tax, net gain on the disposition of banking offices and a $3.4 million, after tax, charge for an executive severance payment.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion of the potential impact of changes in interest rates on our results of operations.

For the year ended December 31, 2001, net interest income decreased $37.6 million to $469.4 million, from $507.0 million for the year ended December 31, 2000. This decrease was a result of the decrease in the net interest rate spread to 1.94% for the year ended December 31, 2001, from 2.01% for the year ended December 31, 2000. The change in the net interest rate spread is a result of a decrease in the average yield on average total interest-earning assets to 6.69% for the year ended December 31, 2001, from 6.95% for the year ended December 31, 2000, partially offset by a decrease in the average cost of average total interest-bearing liabilities to 4.75% for the year ended December 31, 2001, from 4.94% for the year ended December 31, 2000. Average net interest-earning assets decreased $268.6 million to $1.09 billion at December 31, 2001, from $1.36 billion at December 31, 2000. The decrease in average net interest-earning assets was the result of a decrease in average total interest-earning assets of $325.1 million to $21.51 billion for the year ended December 31, 2001, from $21.83 billion for the year ended December 31, 2000, partially offset by a decrease in average total interest-bearing liabilities of $56.5 million to $20.42 billion for the year ended December 31, 2001, from $20.48 billion for the year ended December 31, 2000. During the fourth quarter of 2000, we implemented a BOLI program which decreased interest-earning assets by approximately $250.0 million. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.” The net interest margin was 2.18% for the year ended December 31, 2001 and 2.32% for the year ended December 31, 2000.

Analysis of Net Interest Income

         The following table sets forth certain information about the average balances of our assets and liabilities and the related yields and costs for the years ended December 31, 2001, 2000 and 1999. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees, costs, premiums and discounts which are considered adjustments to interest rates.

		For the Year Ended December 31,

		2001				2000

				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance	Interest		Cost	Balance	Interest		Cost

Assets:

Interest-earning assets:

Mortgage loans (1):

One-to-four family	$10,069,593		$694,596	6.90%	$9,513,843		$673,707	7.08%

Multi-family, commercial and construction	1,487,504		124,163	8.35	1,143,120		95,837	8.38

Consumer and other loans (1)	206,903		17,853	8.63	177,075		18,237	10.30

Total loans	11,764,000		836,612	7.11	10,834,038		787,781	7.27

Mortgage-backed securities (2)	7,282,666		462,621	6.35	8,805,772		577,808	6.56

Other securities (2)(3)	1,519,647		107,315	7.06	1,878,922		132,426	7.05

Federal funds sold and repurchase agreements	940,394		32,015	3.40	313,053		19,919	6.36

Total interest-earning assets	21,506,707		1,438,563	6.69	21,831,785		1,517,934	6.95

Non-interest-earning assets	1,008,224				480,997

Total assets	$22,514,931				$22,312,782

Liabilities and stockholders’ equity:

Interest-bearing liabilities:

Savings	$2,495,532		46,283	1.85	$2,529,448		51,112	2.02

Certificates of deposit	5,223,163		283,125	5.42	4,968,151		282,260	5.68

NOW	1,075,524		5,097	0.47	939,715		5,439	0.58

Money market	1,734,232		65,484	3.78	1,337,754		71,290	5.33

Total deposits	10,528,451		399,989	3.80	9,775,068		410,101	4.20

Borrowed funds	9,891,648		569,200	5.75	10,701,489		600,817	5.61

Total interest-bearing liabilities	20,420,099		969,189	4.75	20,476,557		1,010,918	4.94

Non-interest-bearing liabilities	517,390				539,821

Total liabilities	20,937,489				21,016,378

Stockholders’ equity	1,577,442				1,296,404

Total liabilities and stockholders’ equity	$22,514,931				$22,312,782

Net interest income/net interest rate spread			$469,374	1.94%			$507,016	2.01%

Net interest-earning assets/ net interest margin	$1,086,608			2.18%	$1,355,228			2.32%

Ratio of interest-earning assets
to interest-bearing liabilities	1.05x				1.07x

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Year Ended December 31,

		1999

			Average
	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Cost

Assets:

Interest-earning assets:

Mortgage loans (1):

One-to-four family	$8,601,365	$600,850	6.99%

Multi-family, commercial and construction	930,527	78,773	8.47

Consumer and other loans (1)	200,178	19,285	9.63

Total loans	9,732,070	698,908	7.18

Mortgage-backed securities (2)	10,242,306	658,140	6.43

Other securities (2)(3)	1,837,254	129,030	7.02

Federal funds sold and repurchase agreements	179,408	9,201	5.13

Total interest-earning assets	21,991,038	1,495,279	6.80

Non-interest-earning assets	726,644

Total assets	$22,717,682

Liabilities and stockholders’ equity:

Interest-bearing liabilities:

Savings	$2,697,726	54,341	2.01

Certificates of deposit	4,943,672	258,389	5.23

NOW	888,369	5,110	0.58

Money market	1,038,765	45,316	4.36

Total deposits	9,568,532	363,156	3.80

Borrowed funds	11,321,397	592,175	5.23

Total interest-bearing liabilities	20,889,929	955,331	4.57

Non-interest-bearing liabilities	466,207

Total liabilities	21,356,136

Stockholders’ equity	1,361,546

Total liabilities and stockholders’ equity	$22,717,682

Net interest income/net interest rate spread		$539,948	2.23%

Net interest-earning assets/ net interest margin	$1,101,109		2.46%

Ratio of interest-earning assets

to interest-bearing liabilities	1.05x

(1)	Mortgage and consumer and other loans include non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are reported at average amortized cost.

(3)	Other securities include Federal Home Loan Bank of New York stock.

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

	Year Ended December 31, 2001			Year Ended December 31, 2000
	Compared to			Compared to
	Year Ended December 31, 2000			Year Ended December 31, 1999

	Increase (Decrease)			Increase (Decrease)

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:

One-to-four family loans	$38,418	$(17,529)	$20,889	$64,972	$7,885	$72,857

Multi-family, commercial and construction loans	28,671	(345)	28,326	17,906	(842)	17,064

Consumer and other loans	2,818	(3,202)	(384)	(2,327)	1,279	(1,048)

Mortgage-backed securities	(97,198)	(17,989)	(115,187)	(93,486)	13,154	(80,332)

Other securities	(25,299)	188	(25,111)	2,858	538	3,396

Federal funds sold and repurchase agreements	24,856	(12,760)	12,096	8,108	2,610	10,718

Total	(27,734)	(51,637)	(79,371)	(1,969)	24,624	22,655

Interest-bearing liabilities:

Savings	(664)	(4,165)	(4,829)	(3,490)	261	(3,229)

Certificates of deposit	14,113	(13,248)	865	1,299	22,572	23,871

NOW	746	(1,088)	(342)	329	—	329

Money market	18,001	(23,807)	(5,806)	14,650	11,324	25,974

Borrowed funds	(46,310)	14,693	(31,617)	(33,262)	41,904	8,642

Total	(14,114)	(27,615)	(41,729)	(20,474)	76,061	55,587

Net change in net interest income	$(13,620)	$(24,022)	$(37,642)	$18,505	$(51,437)	$(32,932)

Interest Income

Interest income for the year ended December 31, 2001 decreased $79.4 million to $1.44 billion, from $1.52 billion for the year ended December 31, 2000. This decrease was the result of a decrease in the average yield on average interest-earning assets to 6.69% for the year ended December 31, 2001, from 6.95% for the year ended December 31, 2000, coupled with a decrease of $325.1 million in the average balance of interest-earning assets to $21.51 billion for the year ended December 31, 2001, from $21.83 billion for the year ended December 31, 2000. The decrease in the average yield on average interest-earning assets was due to the decreases in the average yields on primarily all asset categories which reflects the declining interest rate environment we have experienced in 2001. The decrease in average interest-earning assets was primarily due to decreases in the average balances of mortgage-backed securities and other securities, resulting from principal repayments, maturities and calls, partially offset by increases in the average balances of mortgage loans and federal funds sold and repurchase agreements. Additionally, we implemented a BOLI program in the fourth quarter of 2000 which decreased interest-earning assets by approximately $250.0 million. The decrease and shift in interest-earning assets reflects our decision to limit balance sheet growth while continuing to emphasize one-to-four family mortgage lending. As previously discussed, the FOMC rate reductions during 2001, which totaled 475 basis points, have created a significantly different interest rate environment than that which existed at December 31, 2000. Despite strong loan originations, our cash flows from operations, loan and securities repayments and deposit growth exceeded loan originations and other investment purchases, resulting in the significant increase in the average balance of federal funds sold and repurchase agreements for the year ended December 31, 2001.

Interest income on one-to-four family mortgage loans increased $20.9 million to $694.6 million for the year ended December 31, 2001, from $673.7 million for the year ended December 31, 2000, which was primarily the result of a $555.8 million increase in the average balance, partially offset by a decrease in the average yield to 6.90% for the year ended December 31, 2001, from 7.08% for the year ended December 31, 2000. Interest income on multi-family, commercial real estate and construction loans increased $28.4 million to $124.2 million for the year ended December 31, 2001, from $95.8 million for the year ended December 31, 2000, which was primarily the result of a $344.4 million increase in the average balance, slightly offset by a decrease in the average yield to 8.35% for the year ended December 31, 2001, from 8.38% for the year ended December 31, 2000. The increase in the average balance of mortgage loans reflects our continued emphasis on the origination of mortgage loans, primarily one-to-four family. The decrease in the average yields reflects the decline in interest rates during 2001.

Interest income on consumer and other loans decreased $384,000 resulting from a decrease in the average yield to 8.63% for the year ended December 31, 2001, from 10.30% for the year ended December 31, 2000, partially offset by an increase of $29.8 million in the average balance of this portfolio. The decrease in the average yield on consumer and other loans is primarily a result of the decrease in the average yield on our home equity loans which represent 78.2% of our consumer and other loan portfolio at December 31, 2001. Home equity loans are adjustable rate loans which generally reset monthly and are indexed to the Prime Rate. The Prime Rate decreased 475 basis points during the year ended December 31, 2001 in response to the FOMC rate reductions discussed previously.

Interest income on mortgage-backed securities decreased $115.2 million to $462.6 million for the year ended December 31, 2001, from $577.8 million for the year ended December 31, 2000. This decrease was the result of a $1.52 billion decrease in the average balance of the portfolio, coupled with a decrease in the average yield to 6.35% for the year ended December 31, 2001, from 6.56% for the year ended December 31, 2000. Interest income on other securities decreased $25.1 million, resulting from a decrease of $359.3 million in the average balance of this portfolio, primarily due to securities being called as a result of the declining interest rate environment. This decrease was slightly offset by an increase in the average yield to 7.06% for the year ended December 31, 2001, from 7.05% for the year ended December 31, 2000, primarily as a result of prepayment penalties we received on securities which were called. Interest income on federal funds sold and repurchase agreements increased $12.1 million as a result of an increase of $627.3 million in the average balance of the portfolio, partially offset by a decrease in the average yield to 3.40% for the year ended December 31, 2001, from 6.36% for the year ended December 31, 2000.

Interest Expense

Interest expense for the year ended December 31, 2001 decreased $41.7 million to $969.2 million, from $1.01 billion for the year ended December 31, 2000. This decrease was the result of a decrease in the average cost of interest-bearing liabilities to 4.75% for the year ended December 31, 2001, from 4.94% for the year ended December 31, 2000, coupled with a decrease of $56.5 million in the average balance of interest-bearing liabilities. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment that prevailed during 2001 on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning our balance sheet.

Interest expense on deposits decreased $10.1 million, to $400.0 million for the year ended December 31, 2001, from $410.1 million for the year ended December 31, 2000, reflecting a decrease in the average cost of deposits to 3.80% for the year ended December 31, 2001, from 4.20% for the year ended December 31, 2000, partially offset by an increase of $753.4 million in the average balance of total deposits. The decrease in the average cost and the increase in the average balance of total deposits were primarily driven by decreases in rates, as a result of the lower interest rate environment in 2001, and increases in the average total balance of money market and certificate of deposit accounts.

Interest expense on money market accounts decreased $5.8 million reflecting a decrease in the average cost to 3.78% for the year ended December 31, 2001, from 5.33% for the year ended December 31, 2000, partially offset by an increase of $396.5 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 90.73% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. The decrease in the average cost of these deposits is reflective of the decline in market interest rates during 2001.

Interest expense on certificates of deposit increased $865,000 resulting from an increase in the average balance of $255.0 million, substantially offset by a decrease in the average cost to 5.42% for the year ended December 31, 2001, from 5.68% for the year ended December 31, 2000. The decrease in the average cost of certificates of deposit is due to the effect of the lower interest rate environment in 2001. The increase in the average balance of certificates of deposit reflects our commitment to offer competitive rates to our customers, as well as our strategy to shift our liability mix. Interest expense on savings accounts decreased $4.8 million which was attributable to a decrease in the average cost to 1.85% for the year ended December 31, 2001, from 2.02% for the year ended December 31, 2000, coupled with a decrease of $33.9 million in the average balance. Interest expense on NOW accounts decreased $342,000 as a result of a decrease in the average cost to 0.47% for the year ended December 31, 2001, from 0.58% for the year ended December 31, 2000, partially offset by an increase of $135.8 million in the average balance.

Interest expense on borrowed funds for the year ended December 31, 2001 decreased $31.6 million to $569.2 million, from $600.8 million for year ended December 31, 2000, resulting from a decrease of $809.8 million in the average balance, partially offset by an increase in the average cost of borrowings to 5.75% for the year ended December 31, 2001, from 5.61% for the year ended December 31, 2000. The rising interest rate environment which prevailed throughout most of 2000 resulted in most of our borrowings being called upon reaching their call dates during the year ended December 31, 2000. While a portion of the called borrowings were repaid, the remainder of the called borrowings were rolled over into short- and medium-term borrowings without call features and at higher rates, thereby increasing the overall cost of our borrowings. However, $1.90 billion in borrowings with an average rate of 6.81% will mature during 2002, which should result in a reduction in our cost of borrowings through either the refinancing of those borrowings at lower rates, assuming that interest rates remain near their current levels, or the repayment of those borrowings.

Provision for Loan Losses

         Provision for loan losses totaled $4.0 million for the years ended December 31, 2001 and 2000. The allowance for loan losses increased to $82.3 million at December 31, 2001, from $79.9 million at December 31, 2000. The provision for loan losses for 2001 and the resultant increase in the allowance for loan losses reflects the overall increase in our loan portfolio, particularly increases in our multi-family and commercial real estate portfolios which generally involve a greater degree of risk than one-

to-four family mortgage loans and, as a result, require a larger reserve percentage. Net loan charge-offs totaled $1.7 million for the year ended December 31, 2001 compared to $661,000 for the year ended December 31, 2000. Non-performing loans increased $929,000 to $37.1 million at December 31, 2001, from $36.2 million at December 31, 2000. The allowance for loan losses as a percentage of non-performing loans increased slightly to 221.70% at December 31, 2001, from 220.88% at December 31, 2000. The allowance for loan losses as a percentage of total loans decreased to 0.68% at December 31, 2001, from 0.70% at December 31, 2000, primarily due to the increase of $745.0 million in total loans from December 31, 2000 to December 31, 2001. For further discussion of non-performing loans and allowance for loan losses, see “Asset Quality.”

Non-Interest Income

Non-interest income for the year ended December 31, 2001 increased $23.2 million, or 29.9%, to $101.0 million, from $77.8 million for the year ended December 31, 2000. Included in non-interest income for the year ended December 31, 2000 is a $4.0 million net gain on the disposition of banking offices. The increase in non-interest income is primarily due to an increase in income from BOLI and customer service and other loan fees.

Income from BOLI, which was purchased in November of 2000, was $16.8 million for the year ended December 31, 2001, reflecting a full year’s impact of this purchase, compared to $1.6 million for the year ended December 31, 2000. Increases in the cash surrender value of BOLI are recorded as income.

Customer service and other loan fees increased $10.1 million to $58.9 million for the year ended December 31, 2001, from $48.8 million for the year ended December 31, 2000. The increase in customer service fees was primarily attributable to an increase in the number of demand deposit and NOW accounts, an increase in customer service fees which became effective during the first quarter of 2001, and continued focus on our sales initiatives.

Loan servicing fees decreased $2.0 million to $15.1 million for the year ended December 31, 2001, from $17.1 million for the year ended December 31, 2000. Loan servicing fees include all contractual and ancillary servicing revenue we receive. The decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others to $3.32 billion at December 31, 2001, from $3.93 billion at December 31, 2000. The decrease in the balance of loans serviced for others is the result of runoff in that portfolio, due to repayments exceeding the level of new servicing volume from loan sales.

Net gain on sales of loans increased $2.4 million to $3.3 million for the year ended December 31, 2001, from $866,000 for the year ended December 31, 2000. The increase in the net gain on sales of loans is primarily due to an increase in the volume of fixed rate loans originated and sold into the secondary market. The current interest rate environment has resulted in a significant increase in refinance activity and greater demand for fixed rate loans, the majority of which are not retained for our portfolio. Other non-interest income increased $1.5 million to $6.9 million for the year ended December 31, 2001, from $5.4 million for the year ended December 31, 2000. This increase is primarily due to income related to the dissolution of a trust account previously established for certain former executives.

Net gain on disposition of banking offices totaled $4.0 million for the year ended December 31, 2000. We recorded a net gain of $2.8 million during the second quarter of 2000 related to the sale of the former LIB headquarters and a net gain of $1.2 million during the first quarter of 2000 related to the sale of a former Long Island Savings Bank banking office.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2001 was $221.1 million, a decrease of $9.0 million from $230.1 million for the year ended December 31, 2000. Included in non-interest expense for the year ended December 31, 2000 is a $5.4 million charge for a severance payment made upon the resignation of one of our executive officers in the fourth quarter of 2000.

General and administrative expense decreased $4.8 million to $176.4 million for the year ended December 31, 2001, from $181.2 million for the year ended December 31, 2000, including the previously mentioned $5.4 million severance payment. Excluding the executive severance payment, general and administrative expense increased primarily due to an increase in compensation and benefits expense, partially offset by decreases in advertising and other general and administrative expense.

Compensation and benefits increased $5.1 million to $92.8 million for the year ended December 31, 2001, from $87.7 million for the year ended December 31, 2000, including the $5.4 million severance payment. The increase is primarily attributable to normal performance increases in salaries, our incentive compensation program and an increase in net employee benefit plan expense. Also included in this increase was a $3.0 million increase in ESOP expense for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase in ESOP expense is primarily due to the effect of the higher average market value of our common stock during 2001 compared to 2000, as well as an increase in the cash contribution paid to participant accounts in 2001.

Advertising expense decreased $3.3 million to $4.9 million for the year ended December 31, 2001, from $8.2 million for the year ended December 31, 2000. During 2001, we significantly reduced print advertising and focused our resources on the continued development of our sales and service efforts. Other expenses decreased $7.9 million to $24.3 million for the year ended December 31, 2001, from $32.2 million for the year ended December 31, 2000. This decrease relates primarily to a $3.0 million charge to legal expense we recorded during the year ended December 31, 2000 related to the Weil Litigation. See Item 3, “Legal Proceedings” for a further discussion regarding the Weil Litigation. Occupancy, equipment and systems expense increased $1.4 million to $52.4 million for the year ended December 31, 2001, from $51.0 million for the year ended December 31, 2000. Federal deposit insurance premiums decreased $83,000 to $2.0 million for the year ended December 31, 2001, from $2.1 million for the year ended December 31, 2000.

For the year ended December 31, 2001, net amortization of mortgage servicing rights increased by $2.4 million to $10.9 million, from $8.5 million for the year ended December 31, 2000. Net amortization of mortgage servicing rights, as reported in the consolidated statements of income, includes valuation allowance adjustments for the impairment of mortgage servicing rights. For the year ended December 31, 2001, the increase in the net amortization of mortgage servicing rights is due to a $3.0 million increase in the amortization of mortgage servicing rights, partially offset by a $600,000 decrease in the provision for the valuation allowance of mortgage servicing rights. The increase in the amortization of mortgage servicing rights is due to the increased prepayments and refinance activity experienced during 2001. The decrease in the provision for the valuation allowance of mortgage servicing rights is the result of the decrease in the balance of mortgage servicing assets from December 31, 2000 to December 31, 2001.

Goodwill litigation expense decreased $6.4 million to $2.2 million for the year ended December 31, 2001, from $8.6 million for the year ended December 31, 2000, reflecting the completion of fact-based discovery regarding our claims. For further discussion on the goodwill litigation proceedings, see Item 3, “Legal Proceedings.”

Our percentage of general and administrative expense to average assets was 0.78% for the year ended December 31, 2001, compared to 0.81% for the year ended December 31, 2000. The efficiency ratio was 30.93% for the year ended December 31, 2001, compared to 31.21% for the year ended December 31, 2000.

Income Tax Expense

For the year ended December 31, 2001, income tax expense was $120.0 million, representing an effective tax rate of 34.8%, compared to $134.1 million, representing an effective tax rate of 38.3%, for the year ended December 31, 2000. The reduction in the effective tax rate for the year ended December 31, 2001 was primarily due to tax benefits associated with the implementation of the BOLI program in November 2000 and the reduction of the deferred tax valuation allowance from a realization of a portion of the tax reserves for New York State and New York City tax purposes.

Comparison of Financial Condition and Operating Results for the Years Ended
December 31, 2000 and 1999

Financial Condition

Total assets decreased $359.7 million to $22.34 billion at December 31, 2000, from $22.70 billion at December 31, 1999. This decrease was consistent with our strategy of repositioning the balance sheet, through increases in deposits and loans and decreases in securities and borrowings, while limiting asset growth in response to the interest rate environment which prevailed during the second half of 1999 and throughout 2000. Mortgage loans, net, including mortgage loans held-for-sale, increased $1.13 billion, from $10.12 billion at December 31, 1999 to $11.25 billion at December 31, 2000. Gross mortgage loans originated and purchased during the year ended December 31, 2000 totaled $2.73 billion, of which $1.89 billion were originations and $836.8 million were purchases. These originations and purchases consisted primarily of one-to-four family mortgage loans. This compares to $3.34 billion of originations and $417.6 million of purchases for a total of $3.76 billion during the year ended December 31, 1999. The decrease in the mortgage loan originations was primarily a result of the general increase in market interest rates, which had significantly decreased the level of mortgage refinance activity, and the sale of certain loan production offices in March 1999. This reduction was offset by a slowdown in loan prepayments, also a result of the increase in interest rates. Mortgage-backed securities decreased $1.41 billion to $7.87 billion at December 31, 2000, from $9.29 billion at December 31, 1999. This decrease was the result of principal payments received of $1.76 billion, offset by a decrease in the net unrealized loss on securities available-for-sale of $348.2 million.

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

The cash surrender value of BOLI, which we established in the fourth quarter of 2000, was $251.6 million at December 31, 2000. Other assets decreased $184.7 million from $394.3 million at December 31, 1999, to $209.6 million at December 31, 2000, primarily due to the decrease in the deferred tax asset which was directly related to the decrease in the net unrealized loss on securities available-for-sale. Premises and equipment, net, decreased $22.2 million from $176.8 million at December 31, 1999 to $154.6 million at December 31, 2000, primarily due to the completion of the sale of the former LIB headquarters in April 2000. See “Non-Interest Income.”

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits. As a result, reverse repurchase agreements decreased $1.49 billion to $7.79 billion at December 31, 2000, from $9.28 billion at December 31, 1999. Federal Home Loan Bank of New York advances increased $299.9 million to $1.91 billion at December 31, 2000 from $1.61 billion at December 31, 1999. The net decrease in borrowings was the result of the repayment of a portion of the $4.57 billion in borrowings which either matured or were called during the year ended December 31, 2000, with the remaining balance of these borrowings rolled into short- and medium-term borrowings without call features. Deposits increased $517.2 million from $9.55 billion at December 31, 1999 to $10.07 billion at December 31, 2000, primarily due to our emphasis on deposit generation through competitive rates and product offerings.

         Stockholders’ equity totaled $1.51 billion at December 31, 2000 and $1.20 billion at December 31, 1999. Increases to stockholders’ equity included a $223.2 million decrease in the net unrealized loss on securities available-for-sale, net of taxes, net income of $216.5 million, the effect of stock options exercised and related tax benefit of $10.5 million, and the amortization of the allocated portion of shares held by the ESOP and RRP and the related tax benefit of $5.4 million. These increases were partially offset by repurchases of our common stock of $84.6 million and dividends declared of $54.8 million.

Results of Operations

General

Net income for the year ended December 31, 2000 decreased $19.2 million to $216.5 million for the year ended December 31, 2000, from $235.7 million for the year ended December 31, 1999. For the year ended December 31, 2000, diluted earnings per common share decreased to $2.16 per share, from $2.19 per share for the year ended December 31, 1999. Return on average assets decreased to 0.97% for the year ended December 31, 2000, from 1.04% for the year ended December 31, 1999. Return on average stockholders’ equity decreased to 16.70% for the year ended December 31, 2000, from 17.31% for the year ended December 31, 1999. Return on average tangible stockholders’ equity decreased to 20.02% for the year ended December 31, 2000, from 20.92% for the year ended December 31, 1999.

The results of operations for the year ended December 31, 2000 include a $2.5 million, after tax, net gain on the disposition of banking offices and a $3.4 million, after tax, charge for a severance payment made upon the resignation of one of our executive officers. The results of operations for the year ended December 31, 1999 include an $11.3 million, after tax, net gain on the disposition of banking offices.

Net Interest Income

For the year ended December 31, 2000, net interest income decreased $32.9 million, or 6.1%, to $507.0 million, from $539.9 million for the year ended December 31, 1999. This decrease was a result of the decrease in the net interest rate spread from 2.23% for the year ended December 31, 1999, to 2.01% for the year ended December 31, 2000. The change in the net interest rate spread is a result of an increase in the average cost of interest-bearing liabilities from 4.57% for the year ended December 31, 1999, to 4.94% for the year ended December 31, 2000, partially offset by an increase in the average yield on interest-earning assets from 6.80% for the year ended December 31, 1999, to 6.95% for the year ended December 31, 2000. This decrease in the net interest rate spread was partially offset by an increase in average net interest-earning assets of $254.1 million, from $1.10 billion at December 31, 1999, to $1.36 billion at December 31, 2000. The increase in average net interest-earning assets was the result of a decrease in average total interest-bearing liabilities of $413.4 million, from $20.89 billion for the year ended December 31, 1999, to $20.48 billion for the year ended December 31, 2000, and a decrease in average total interest-earning assets of $159.3 million, from $21.99 billion for the year ended December 31, 1999, to $21.83 billion for the year ended

December 31, 2000. The net interest margin was 2.32% for the year ended December 31, 2000 and 2.46% for the year ended December 31, 1999.

Interest Income

Interest income for the year ended December 31, 2000 increased $22.7 million, or 1.5%, to $1.52 billion, from $1.50 billion for the year ended December 31, 1999. This increase was the result of an increase in the average yield on interest-earning assets from 6.80% for the year ended December 31, 1999, to 6.95% for the year ended December 31, 2000 reflecting the generally higher interest rate environment that prevailed from the middle of 1999 through 2000. The increase in the average yield on interest-earning assets is primarily due to an increase in the average yield on mortgage-backed securities coupled with an increase in the average yield on mortgage loans. This increase was partially offset by a decrease in the average balance of interest-earning assets of $159.3 million from $21.99 billion for 1999, to $21.83 billion for 2000. The decrease in average interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed securities resulting from principal repayments, partially offset by an increase in the average balance of mortgage loans. The decrease and shift in assets reflect our decision to limit balance sheet growth while continuing to emphasize mortgage lending, primarily one-to-four family.

Interest income on one-to-four family mortgage loans increased $72.8 million to $673.7 million for the year ended December 31, 2000, from $600.9 million for the year ended December 31, 1999, which was primarily the result of a $912.5 million increase in the average balance, coupled with an increase in the average yield to 7.08% for the year ended December 31, 2000, from 6.99% for the year ended December 31, 1999. Interest income on multi-family, commercial real estate and construction loans increased $17.0 million to $95.8 million for the year ended December 31, 2000, from $78.8 million for the year ended December 31, 1999, which was primarily the result of a $212.6 million increase in the average balance, partially offset by a decrease in the average yield to 8.38% for the year ended December 31, 2000, from 8.47% for the year ended December 31, 1999. The increase in the average balance of mortgage loans reflects our continued emphasis on the origination of primarily one-to-four family mortgage loans coupled with a reduction in repayments. The increase in the average yield on one-to-four family mortgage loans reflects the increase in interest rates during the period as well as the effect of the upward repricing of ARM loans. Interest income on consumer and other loans decreased $1.0 million resulting from a decrease in the average balance of this portfolio of $23.1 million, partially offset by an increase in the average yield to 10.30% for the year ended December 31, 2000, from 9.63% for the year ended December 31, 1999.

Interest income on mortgage-backed securities decreased $80.3 million to $577.8 million for the year ended December 31, 2000, from $658.1 million for the year ended December 31, 1999. This decrease was the result of a $1.44 billion decrease in the average balance of the portfolio, partially offset by an increase in the average yield to 6.56% for the year ended December 31, 2000, from 6.43% for the year ended December 31, 1999. Interest income on other securities increased $3.4 million resulting from an increase in the average balance of this portfolio of $41.7 million, coupled with a slight increase in the average yield to 7.05% for the year ended December 31, 2000, from 7.02% for the year ended December 31, 1999. The decrease in the average balance of mortgage-backed securities reflects our strategy of repositioning the balance sheet, while the increase in the average balance of other securities is primarily due to the accretion of unearned discounts. Interest income on federal funds sold and repurchase agreements increased $10.7 million as a result of an increase in the average balance of $133.6 million, coupled with an increase in the average yield to 6.36% for the year ended December 31, 2000, from 5.13% for the year ended December 31, 1999.

Interest Expense

Interest expense for the year ended December 31, 2000 increased $55.6 million, to $1.01 billion, from $955.3 million for the year ended December 31, 1999. This increase was the result of an increase in the average cost of interest-bearing liabilities to 4.94% for the year ended December 31, 2000, from 4.57% for the year ended December 31, 1999, partially offset by a $413.4 million decrease in the average balance of interest-bearing liabilities. The decrease in average interest-bearing liabilities was attributable to a decrease in average borrowings, partially offset by an increase in average deposits. The increase in the overall average cost of our interest-bearing liabilities reflects the higher interest rate environment that prevailed from the middle of 1999 through 2000.

Interest expense on deposits increased $46.9 million, to $410.1 million for the year ended December 31, 2000, from $363.2 million for the year ended December 31, 1999, reflecting an increase in the average cost of deposits to 4.20% for the year ended December 31, 2000, from 3.80% for the year ended December 31, 1999, coupled with an increase in the average balance of total deposits of $206.5 million. The increases in the average balance and average cost of total deposits were primarily the result of increases in the average balances and rates on our money market accounts and certificates of deposit. Interest expense on money market accounts increased $26.0 million reflecting an increase in the average balance of $299.0 million, coupled with an increase in the average cost to 5.33% for the year ended December 31, 2000, from 4.36% for the year ended December 31, 1999. Interest paid on money market accounts is on a tiered basis with 90.02% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers.

Interest expense on certificates of deposit increased $23.9 million resulting from an increase in the average cost to 5.68% for the year ended December 31, 2000, from 5.23% for the year ended December 31, 1999, coupled with a slight increase in the average balance of $24.5 million. The increase in the average cost of certificates of deposit reflects the higher interest rate environment and our commitment to offer competitive rates to our customers. Interest expense on savings accounts decreased $3.2 million which was attributable to a decrease in the average balance of $168.3 million. Interest expense on NOW accounts increased $329,000 as a result of an increase in the average balance of such accounts of $51.3 million.

Interest expense on borrowed funds for the year ended December 31, 2000 increased $8.6 million, to $600.8 million, from $592.2 million for year ended December 31, 1999, resulting from an increase in the average cost of borrowings to 5.61% for the year ended December 31, 2000, from 5.23% for the year ended December 31, 1999, partially offset by a decrease in the average balance of $619.9 million. Previous asset growth was primarily funded through callable borrowings, which in a lower interest rate environment, was a cost effective way to fund our growth. The rising interest rate environment in 1999 and 2000 resulted in most of our borrowings being called upon reaching their call dates. While a portion of the called borrowings were repaid, the remainder were rolled over into short- and medium-term borrowings without call features at higher rates.

Provision for Loan Losses

Provision for loan losses decreased $105,000, to $4.0 million for the year ended December 31, 2000, from $4.1 million for the year ended December 31, 1999. The allowance for loan losses increased to $79.9 million at December 31, 2000, from $76.6 million at December 31, 1999. The increase in the allowance for loan losses reflects the overall increase in our loan portfolio. Net loan charge-offs totaled $661,000 for the year ended December 31, 2000 compared to $1.9 million for the year ended December 31, 1999. Non-performing loans decreased $17.2 million to $36.2 million at December 31, 2000, from $53.4 million at December 31, 1999. This reduction in non-performing loans improved the percentage of allowance for loan losses to non-performing loans from 143.49% at December 31, 1999 to 220.88% at December 31, 2000. The allowance for loan losses as a percentage of total loans decreased from 0.74% at December 31, 1999 to 0.70% at December 31, 2000 primarily due to the increase of $1.14 billion in total loans from December 31, 1999 to December 31, 2000. For further discussion of non-performing loans and allowance for loan losses, see “Asset Quality.”

Non-Interest Income

Non-interest income for the year ended December 31, 2000 decreased $14.7 million, or 15.9%, to $77.8 million from $92.5 million for the year ended December 31, 1999, including the net gain on disposition of banking offices of $4.0 million in 2000 and $19.2 million in 1999.

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

Loan servicing fees decreased $4.1 million to $17.1 million for 2000, from $21.2 million for 1999. The decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others from $4.41 billion at December 31, 1999 to $3.93 billion at December 31, 2000.

Net gain on sales of loans decreased $2.5 million to $866,000 for the year ended December 31, 2000, from $3.3 million for the year ended December 31, 1999. The decrease in the net gain on sales of loans was a result of the decrease in loan sale activity, resulting primarily from the sale and disposition of our loan production offices and the higher interest rate environment which shifted consumer demands to adjustable rate loans which we retain for portfolio. During the year ended December 31, 2000, we recognized $1.6 million in income from our BOLI which we purchased in November 2000. This income represents the increase in the cash surrender value of the BOLI. Other non-interest income decreased $2.7 million to $5.4 million for the year ended December 31, 2000, from $8.1 million for the year ended December 31, 1999. This decrease is partially the result of a $981,000 gain we recognized in 1999 on the sale of one of our joint venture properties.

Net gain on disposition of banking offices totaled $4.0 million for the year ended December 31, 2000, compared to $19.2 million for the year ended December 31, 1999. We recorded a net gain of $2.8 million during the second quarter of 2000 related to the sale of the former LIB headquarters and a net gain of $1.2 million during the first quarter of 2000 related to the sale of a former Long Island Savings Bank banking office. The net gain for the year ended December 31, 1999 resulted from the $20.4 million net gain recognized on the sale of our five upstate New York banking offices in the third quarter of 1999 and the net loss of $1.2 million from the closing and disposition of certain loan production offices in the first quarter of 1999.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2000 was $230.1 million, an increase of $1.2 million from $228.9 million for the year ended December 31, 1999. Included in non-interest expense is a $5.4 million charge for a severance payment made upon the resignation of one of our executive officers in the fourth quarter of 2000.

General and administrative expense decreased $13.9 million to $181.2 million for the year ended December 31, 2000, from $195.1 million for the year ended December 31, 1999, including the previously mentioned $5.4 million severance payment. The decrease was primarily concentrated in compensation and benefits expense.

Compensation and benefits decreased $12.2 million to $87.7 million for the year ended December 31, 2000, from $99.9 million for the year ended December 31, 1999, including the $5.4 million severance payment. The decrease is primarily attributable to a decrease in salary expense, which includes a decrease in overtime and incentives, and a decrease in net employee benefit plan expense. Also included in this decrease was a $3.6 million decrease in ESOP expense for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease in ESOP expense is primarily due to the effect of the lower average market value of our common stock during the period.

Occupancy, equipment and systems expense decreased $2.7 million to $51.0 million for the year ended December 31, 2000, from $53.7 million for the year ended December 31, 1999 due in large part to $1.5 million in expense recorded in 1999 related to the testing of our computer systems for the ability to recognize the date change to the year 2000. Federal deposit insurance premiums decreased $2.4 million, from $4.5 million for the year ended December 31, 1999, to $2.1 million for the year ended December 31, 2000 as a result of an assessment rate decrease. Advertising expense increased $1.3 million to $8.2 million for 2000, from $6.9 million for 1999. Other expenses increased $2.2 million to $32.2 million for 2000, from $30.0 million for 1999 primarily due to a $3.0 million charge to legal expense we recorded during the year ended December 31, 2000 related to the Weil litigation. See Item 3, “Legal Proceedings” for a further discussion regarding the Weil litigation.

Net amortization of mortgage servicing rights increased $2.7 million to $8.5 million for the year ended December 31, 2000, from $5.8 million for the year ended December 31, 1999. For the year ended December 31, 2000, the increase in the net amortization of mortgage servicing rights was the result of a $1.9 million valuation allowance versus a recovery of $2.5 million for the year ended December 31, 1999, partially offset by a decrease in the amortization of mortgage servicing rights of $1.7 million. This decrease in amortization of mortgage servicing rights is due to the decrease in prepayment speeds and refinance activity which is a result of the interest rate environment which prevailed during 2000. The increase in the valuation allowance is due to the increase in projected prepayment speeds resulting from the perception of declining rates in the future.

Goodwill litigation expense increased $2.2 million to $8.6 million for 2000, from $6.4 million for 1999. For further discussion on the goodwill litigation proceedings, see Item 3, “Legal Proceedings.” Capital trust securities expense increased $10.2 million to $12.4 million for the year ended December 31, 2000 from $2.2 million for the year ended December 31, 1999 reflecting a full year’s expense of the Capital Securities issued in the fourth quarter of 1999. For further discussion of the Capital Securities, see Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Our percentage of general and administrative expense to average assets improved to 0.81% for the year ended December 31, 2000, from 0.86% for the year ended December 31, 1999. The efficiency ratio also improved to 31.21% for the year ended December 31, 2000, from 31.88% for the year ended December 31, 1999.

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

Asset Quality

Our non-performing assets continue to remain at very low levels in relation to both the size of our loan portfolio and relative to our peers. Non-performing assets increased slightly to $40.1 million at December 31, 2001, from $40.0 million at December 31, 2000. The ratio of non-performing loans to total loans decreased to 0.31% at December 31, 2001, from 0.32% at December 31, 2000. The ratio of non-performing assets to total assets was 0.18% at December 31, 2001 and 2000. See Item 1, “Business” for further discussion of our asset quality.

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, we had approximately $3.2 million of potential problem loans at December 31, 2001 compared to $3.0 million at December 31, 2000. Such loans are 60-89 days delinquent as shown on page 58.

Non-Performing Assets

	At December 31,

(Dollars in Thousands)	2001	2000	1999	1998	1997

Non-accrual delinquent mortgage loans (1)	$34,848	$34,332	$48,830	$100,302	$80,604

Non-accrual delinquent consumer and other loans	991	903	1,626	5,995	4,563

Mortgage loans delinquent 90 days or more and still accruing interest (2)	1,277	952	2,913	4,776	4,728

Total non-performing loans	37,116	36,187	53,369	111,073	89,895

Real estate owned, net (3)	2,987	3,801	5,080	6,071	12,734

Investment in real estate, net (4)	—	—	—	3,266	12,633

Total real estate owned and investment in real estate, net	2,987	3,801	5,080	9,337	25,367

Total non-performing assets	$40,103	$39,988	$58,449	$120,410	$115,262

Allowance for loan losses to non-performing loans	221.70%	220.88%	143.49%	66.99%	82.23%

Allowance for loan losses to total loans	0.68%	0.70%	0.74%	0.84%	0.94%

(1)	Consists primarily of loans secured by one-to-four family properties.

(2)	Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due, and are primarily secured by one-to-four family properties.

(3)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

(4)	Investment in real estate is recorded at the lower of cost or fair value.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.3 million for the year ended December 31, 2001, $2.9 million for the year ended December 31, 2000 and $3.8 million for the year ended December 31, 1999. This compares to actual payments recorded as interest income, with respect to such loans, of $1.8 million for the year ended December 31, 2001, $1.6 million for the year ended December 31, 2000 and $1.9 million for the year ended December 31, 1999.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $5.4 million at December 31, 2001, $5.2 million at December 31, 2000, $6.7 million at December 31, 1999, $6.9 million at December 31, 1998 and $9.1 million at December 31, 1997.

The following table shows a comparison of delinquent loans at December 31, 2001, 2000 and 1999.

Delinquent Loans

	Principal Balance of Loans Past Due

(Dollars in Thousands)	60-89 Days	90 Days or More

At December 31, 2001 :

One-to-four family	$1,269	$31,991

Multi-family	84	1,860

Commercial real estate	1,395	1,752

Construction	—	522

Consumer and other loans	491	991

Total delinquent loans	$3,239	$37,116

Delinquent loans to total loans	0.03%	0.31%

At December 31, 2000:

One-to-four family	$1,459	$32,529

Multi-family	—	990

Commercial real estate	791	1,535

Construction	—	230

Consumer and other loans	728	903

Total delinquent loans	$2,978	$36,187

Delinquent loans to total loans	0.03%	0.32%

At December 31, 1999:

One-to-four family	$2,202	$48,610

Multi-family	—	802

Commercial real estate	2,015	2,101

Construction	354	230

Consumer and other loans	1,033	1,626

Total delinquent loans	$5,604	$53,369

Delinquent loans to total loans	0.05%	0.52%

Allowance for Losses

The following table sets forth our allowance for losses on loans, REO and investments in real estate at the dates indicated.

	At or For the Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999	1998	1997

Allowance for losses on loans:

Balance at beginning of year	$79,931	$76,578	$74,403	$73,920	$48,001

Allowance of acquired institution	—	—	—	—	25,433

Provision charged to operations	4,028	4,014	4,119	15,380	9,061

Charge-offs:

One-to-four family	(506)	(963)	(1,554)	(13,039)	(3,971)

Multi-family	(3)	(8)	(12)	(769)	(2,059)

Commercial real estate	(464)	—	(686)	(1,528)	(60)

Construction	—	—	(159)	—	(12)

Consumer and other	(1,554)	(1,678)	(4,298)	(3,824)	(4,726)

Total charge-offs	(2,527)	(2,649)	(6,709)	(19,160)	(10,828)

Recoveries:

One-to-four family	263	802	1,540	1,616	728

Multi-family	—	136	270	516	—

Commercial real estate	—	496	1,591	—	581

Construction	9	79	—	1,788	36

Consumer and other	581	475	1,364	489	908

Total recoveries	853	1,988	4,765	4,409	2,253

Net charge-offs	(1,674)	(661)	(1,944)	(14,751)	(8,575)

Adjustment to conform fiscal year of Long Island Bancorp, Inc. to Astoria Financial Corporation	—	—	—	(146)	—

Balance at end of year	$82,285	$79,931	$76,578	$74,403	$73,920

Ratio of net charge-offs during the year to average loans outstanding during the year	0.01%	0.01%	0.02%	0.17%	0.13%

Ratio of allowance for loan losses to total loans at end of the year	0.68	0.70	0.74	0.84	0.94

Ratio of allowance for loan losses to non-performing loans at end of the year	221.70	220.88	143.49	66.99	82.23

Allowance for losses on REO and investments in real estate:

Balance at beginning of year	$3	$171	$689	$1,493	$2,045

Allowance of acquired institution	—	—	—	—	94

(Recovery) provision recorded to operations	(64)	(109)	(38)	1,108	1,035

Charge-offs	(17)	(113)	(587)	(2,835)	(1,726)

Recoveries	78	54	107	241	45

Adjustment to conform fiscal year of Long Island Bancorp, Inc. to Astoria Financial Corporation	—	—	—	682	—

Balance at end of year	$—	$3	$171	$689	$1,493

         The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. As previously mentioned, multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans. The increases in the reserves allocated to multi-family and commercial real estate loans reflect the overall increases in the balances of those portfolios. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss reserve is a valuation reserve applicable to the entire loan portfolio.

	At December 31,

	2001		2000		1999

		% of Loans		% of Loans		% of Loans
		to		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

One-to-four family	$49,122	83.59%	$49,826	86.79%	$44,556	88.07%

Multi-family	8,612	9.05	6,721	7.07	5,086	6.02

Commercial real estate	8,529	4.95	7,771	4.23	8,440	3.89

Construction	1,329	0.42	573	0.30	2,325	0.34

Consumer and other	14,693	1.99	15,040	1.61	16,171	1.68

Total allowance for loan losses	$82,285	100.00%	$79,931	100.00%	$76,578	100.00%

	At December 31,

	1998		1997

		% of Loans		% of Loans
		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans

One-to-four family	$42,084	87.12%	$40,715	86.15%

Multi-family	3,426	5.16	5,305	4.82

Commercial real estate	8,004	4.72	12,882	5.54

Construction	2,533	0.43	794	0.22

Consumer and other	18,356	2.57	14,224	3.27

Total allowance for loan losses	$74,403	100.00%	$73,920	100.00%

Operating Earnings and Operating Cash Earnings

The following information is not a required disclosure but is being presented because we consider it relevant to our operating results and related returns. The information represents pro forma calculations which are not in conformity with GAAP. Different companies may present this information differently, if at all. Readers are cautioned against using this information to compare our operating and cash operating results and related returns to that of another company which may not calculate this information in a similar manner. For a reconciliation of GAAP earnings, operating earnings and operating cash earnings, see “Consolidated Schedules of Operating Earnings and Operating Cash Earnings” on page 63.

Operating Earnings

Operating earnings represent GAAP earnings adjusted for various income and expense components which we believe are infrequent and therefore are not representative of our recurring operations. The comparisons of operating earnings which follow exclude the $2.3 million, after tax, charge for the cumulative effect of accounting change in 2001, the net gain on the disposition of banking offices of $2.5 million, after tax, in 2000 and $11.3 million, after tax, in 1999, and the $3.4 million, after tax, ($5.4 million, before tax) charge for the executive severance payment in 2000.

For the year ended December 31, 2001, operating earnings increased $7.8 million to $225.2 million, from $217.4 million for the year ended December 31, 2000. Diluted operating earnings per common share for the year ended December 31, 2001 increased to $2.38 per share, from $2.17 per share for the year ended December 31, 2000. The operating return on average assets for the year ended December 31, 2001 increased to 1.00%, from 0.97% for the year ended December 31, 2000. The operating return on average stockholders’ equity for the year ended December 31, 2001 decreased to 14.27%, from 16.77% for the year ended December 31, 2000. The operating return on average tangible stockholders’ equity for the year ended December 31, 2001 decreased to 16.29%, from 20.10% for the year ended December 31, 2000. As noted in our discussion of GAAP earnings, the decreases in the returns on stockholders’ equity are primarily the result of the decrease in the net unrealized loss on securities available-for-sale, net of taxes, which contributed to the increase in average stockholders’ equity. Our percentage of operating general and administrative expense to average assets was 0.78% for the year ended December 31, 2001, compared to 0.79% for the year ended December 31, 2000. The operating efficiency ratio was 30.93% for the year ended December 31, 2001, compared to 30.27% for the year ended December 31, 2000.

For the year ended December 31, 2000, operating earnings decreased $6.9 million to $217.4 million, from $224.3 million for the year ended December 31, 1999. Diluted operating earnings per common share for the year ended December 31, 2000 increased to $2.17 per share from $2.08 per share for the year ended December 31, 1999. The operating return on average assets for the year ended December 31, 2000 decreased to 0.97%, from 0.99% for the year ended December 31, 1999. The operating return on average stockholders’ equity for the year ended December 31, 2000 increased to 16.77%, from 16.48% for the year ended December 31, 1999. The operating return on average tangible stockholders’ equity for the year ended December 31, 2000 increased to 20.10%, from 19.91% for the year ended December 31, 1999. Our percentage of operating general and administrative expense to average assets was 0.79% for the year ended December 31, 2000, compared to 0.86% for the year ended December 31, 1999. The operating efficiency ratio was 30.27% for the year ended December 31, 2000, compared to 31.88% for the year ended December 31, 1999.

Operating Cash Earnings

Tangible stockholders’ equity (stockholders’ equity less goodwill) is a critical measure of a company’s ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance assessment purposes. These requirements utilize, subject to further adjustments, tangible stockholders’ equity as a base component, not stockholders’ equity as defined by GAAP. Although reported earnings and return on stockholders’ equity are traditional measures of a company’s performance, we believe that the change in tangible stockholders’ equity, or “cash earnings,” and related return measures are also a significant measure of a company’s performance. Cash earnings exclude the effects of various non-cash expenses, such as the employee stock plans amortization expense and related tax benefit, as well as the amortization of goodwill. In the case of tangible stockholders’ equity, these items have either been previously charged to stockholders’ equity, as in the case of employee stock plans amortization expense, through contra-equity accounts, or do not affect tangible stockholders’ equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization for which the related intangible asset has already been deducted in the calculation of tangible stockholders’ equity.

Operating cash earnings equal operating earnings adjusted for the non-cash expenses noted above.

Tangible stockholders’ equity totaled $1.36 billion at December 31, 2001, compared to $1.31 billion at December 31, 2000. For the year ended December 31, 2001, operating cash earnings totaled $252.4 million, or $27.2 million more than operating earnings, representing an operating cash return on average tangible stockholders’ equity of 18.26%. For the year ended December 31, 2000, operating cash earnings totaled $243.2 million, or $25.7 million more than operating earnings, representing an operating cash return on average tangible stockholders’ equity of 22.48%. Diluted operating cash earnings per common share increased to $2.67 per share for the year ended December 31, 2001, from $2.43 per share for the year ended December 31, 2000. Operating cash return on average assets was 1.12% for the year ended December 31, 2001 and 1.09% for the year ended December 31, 2000. Additionally, the operating cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to certain employee stock plans) to average assets ratio was 0.75% for the year ended December 31, 2001, compared to 0.76% for the year ended December 31, 2000. The operating cash efficiency ratio was 29.53% for the year ended December 31, 2001 and 29.17% for the year ended December 31, 2000.

Tangible stockholders’ equity totaled $1.31 billion at December 31, 2000, compared to $973.0 million at December 31, 1999. For the year ended December 31, 2000, operating cash earnings totaled $243.2 million, or $25.7 million more than operating earnings, representing a cash return on average tangible equity of 22.48%. For the year ended December 31, 1999, operating cash earnings totaled $257.6 million, or $33.2 million more than operating earnings, representing an operating cash return on average tangible stockholders’ equity of 22.86%. Diluted operating cash earnings per common share increased to $2.43 per share for the year ended December 31, 2000, from $2.40 per share for the year ended December 31, 1999. Operating cash return on average assets was 1.09% for the year ended December 31, 2000 and 1.13% for the year ended December 31, 1999. Additionally, the operating cash general and administrative expense to average assets ratio decreased to 0.76% for the year ended December 31, 2000, from 0.82% for the year ended December 31, 1999. The operating cash efficiency ratio was 29.17% for the year ended December 31, 2000 and 30.26% for the year ended December 31, 1999.

As previously discussed, as a result of the implementation of SFAS No. 142, effective January 1, 2002, we will cease recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.21 per diluted common share. Consequently, reported earnings and related returns as defined by GAAP will not differ as significantly as it has in the past from cash earnings and related cash returns beginning in 2002.

CONSOLIDATED SCHEDULES OF OPERATING EARNINGS AND OPERATING CASH EARNINGS (1)

	For the Year Ended December 31,

(In Thousands, Except Share Data)	2001	2000	1999

Schedules of Operating Earnings

Net income	$222,860	$216,549	$235,670

Cumulative effect of accounting change, net of tax	2,294	—	—

Executive severance payment, net of tax	—	3,350	—

Net gain on disposition of banking offices, net of tax	—	(2,455)	(11,332)

Operating earnings	225,154	217,444	224,338

Preferred dividends declared	(6,000)	(6,000)	(6,000)

Operating earnings available to common shareholders	$219,154	$211,444	$218,338

Basic operating earnings per common share (2)	$2.43	$2.20	$2.13

Diluted operating earnings per common share (2)	$2.38	$2.17	$2.08

Schedules of Operating Cash Earnings

Operating earnings	$225,154	$217,444	$224,338

Employee stock plans amortization expense and related tax benefit (3)	8,005	6,424	13,797

Amortization of goodwill	19,242	19,296	19,425

Operating cash earnings	252,401	243,164	257,560

Preferred dividends declared	(6,000)	(6,000)	(6,000)

Operating cash earnings available to common shareholders	$246,401	$237,164	$251,560

Basic operating cash earnings per common share (2)	$2.72	$2.47	$2.45

Diluted operating cash earnings per common share (2)	$2.67	$2.43	$2.40

Basic weighted average common shares (2)	90,450,157	95,905,712	102,702,710

Diluted weighted average common and common equivalent shares (2)	92,174,012	97,434,678	105,013,924

(1)	The consolidated schedules of operating earnings and operating cash earnings are pro forma calculations which are not in accordance with GAAP.

(2)	Share and per share data have been adjusted to reflect the two-for-one common stock split in the form of a 100% stock dividend on December 3, 2001.

(3)	The year ended December 31, 1999 includes $3.9 million of income tax benefit on amortization expense related to the earned portion of Recognition and Retention Plan stock.

Impact of New and Proposed Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” or SFAS No. 141, and SFAS No. 142. SFAS No. 141 requires that all business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method, and that goodwill and other intangible assets acquired in a business combination shall be accounted for in accordance with the provisions of SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Previously, goodwill and other intangible assets were amortized in determining net income. SFAS No. 142 assumes goodwill has an indefinite useful life and should not be amortized, but rather tested, at least annually, for impairment. SFAS No. 142 also provides specific guidance for testing goodwill for impairment.

The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 is applicable to fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity’s fiscal year to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle.

Effective January 1, 2002, we will cease recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.21 per diluted common share, based on diluted weighted average common and common equivalent shares outstanding for the year ended December 31, 2001. Upon adoption of SFAS No. 142, we performed a transitional goodwill impairment evaluation. We identified a single reporting unit, for purposes of our goodwill impairment testing, and determined the fair value of this reporting unit to be in excess of its carrying value. As such, at the date of adoption, no indication of goodwill impairment exists.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, which replaces Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We do not believe that there will be a material impact on our financial condition or results of operations upon adoption of SFAS No. 144.

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

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the primary component of our market risk is interest rate risk, or IRR. Net interest income is the primary component of our net income. Net interest income is the difference between the interest earned on our loans, securities and other interest-earning assets and the interest expense incurred on our deposits and borrowings. The yields, costs, and volumes of loans, securities, deposits and borrowings, are directly affected by the levels of and changes in market interest rates.

Additionally, changes in interest rates also affect the related cash flows of our assets and liabilities as the option to prepay assets or withdraw liabilities remains with our customers, in most cases without penalty. The objective of our IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our growth and/or earnings objectives, while maintaining specified minimum capital levels as required by the OTS, in the case of Astoria Federal, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and Net Interest Income Sensitivity, or NII Sensitivity, analysis, and, to a lesser degree, Net Portfolio Value, or NPV, analysis. In conjunction with performing these analyses we also consider related factors including, but not limited to, our overall credit profile, non-interest income and non-interest expense. We do not enter into financial transactions or hold financial instruments for trading purposes.

Gap Analysis

The interest rate sensitivity gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 66, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables. The Gap Table does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised. Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

During 2001, the FOMC reduced the federal funds rate on eleven occasions by a total of 475 basis points. These reductions, along with an economic recession, have created a significantly different interest rate environment than that which existed at December 31, 2000. In the December 31, 2000 Gap Table, callable borrowings were classified according to their call dates. This classification was reflective of our experience throughout 2000, which indicated that, in a rising interest rate environment, issuers of callable borrowings were exercising their call options. Conversely, during a period of falling interest rates, issuers of callable borrowings would generally not exercise their call options, as was our experience during 2001. As a result, we have modified our Gap Table assumptions to reflect the current interest rate environment and behavior. The Gap Table includes approximately $5.94 billion of callable borrowings classified according to their maturity dates, primarily in the one to three years category, which are callable within one year and at various times thereafter. As indicated in the Gap Table, our one-year cumulative gap was a negative 0.34%. This compares to a one-year cumulative gap of negative 16.75% at December 31, 2000, as previously reported. However, utilizing the December 31, 2001 assumptions (i.e. callable borrowings are not called), our one-year cumulative gap at December 31, 2000 would have been a negative 0.49%.

	At December 31, 2001

		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total

Interest-earning assets:

Mortgage loans (1)	$2,906,045	$3,524,191	$3,240,193	$2,183,386	$11,853,815

Consumer and other loans (1)	204,642	33,321	3,138	—	241,101

Federal funds sold and repurchase agreements	1,309,164	—	—	—	1,309,164

Mortgage-backed and other securities available-for-sale and FHLB stock	1,257,882	789,661	433,325	1,318,765	3,799,633

Mortgage-backed and other securities held-to-maturity	1,148,989	1,289,966	724,910	1,305,248	4,469,113

Total interest-earning assets	6,826,722	5,637,139	4,401,566	4,807,399	21,672,826

Net unamortized purchase premiums and deferred costs (2)	18,888	21,627	20,241	12,678	73,434

Net interest-earning assets	6,845,610	5,658,766	4,421,807	4,820,077	21,746,260

Interest-bearing liabilities:

Savings	142,466	284,933	284,933	1,875,811	2,588,143

Money market	1,793,125	17,070	17,070	128,021	1,955,286

NOW	40,158	80,313	80,313	999,182	1,199,966

Certificates of deposit	3,046,556	1,274,848	767,192	71,702	5,160,298

Borrowed funds	1,900,488	5,215,000	304,000	2,279,099	9,698,587

Total interest-bearing liabilities	6,922,793	6,872,164	1,453,508	5,353,815	20,602,280

Interest sensitivity gap	(77,183)	(1,213,398)	2,968,299	(533,738)	$1,143,980

Cumulative interest sensitivity gap	$(77,183)	$(1,290,581)	$1,677,718	$1,143,980

Cumulative interest sensitivity gap as a percentage of total assets	(0.34)%	(5.69)%	7.40%	5.05%

Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	98.89%	90.64%	111.00%	105.55%

(1)	Mortgage, consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.

NII Sensitivity Analysis

In managing IRR, we also use an internal income simulation model for our NII Sensitivity analyses. These analyses measure changes in projected net interest income over various time periods resulting from hypothetical changes in interest rates. The interest rate scenarios most commonly analyzed reflect gradual and reasonable changes over a specified time period, which is typically one year. The base net interest income projection utilizes similar assumptions as those reflected in the Gap Table, assumes that cash flows are reinvested in similar assets and liabilities and that interest rates as of the reporting date remain constant over the projection period. For each alternative interest rate scenario, corresponding changes in the cash flow and repricing assumptions of each financial instrument are made to determine the impact on net interest income.

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2002 would increase by approximately 0.85% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2002 would decrease by approximately 0.10% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII Sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate change over specified periods of time. Accordingly, although our NII Sensitivity analyses may provide an indication of our interest rate risk exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include, but are not limited to, BOLI, mortgage servicing rights, defined benefit pension costs and the mark to market adjustments on certain derivative instruments, specifically our interest rate caps.

NPV Analysis

To a lesser degree, we also utilize NPV analysis to monitor IRR. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. This analysis is performed under interest rate “shock” scenarios (immediate and parallel shifts in interest rates), which have a much lower probability of occurrence than gradual rate changes. As discussed above, the current low interest rate environment prevents us from performing a down 200 basis point rate shock scenario. Additionally, other shortcomings, similar to those noted for our NII Sensitivity analyses and the Gap Table, affect the results of this analysis.

The following represents Astoria Federal’s NPV Table as of December 31, 2001:

	Net Portfolio Value			Portfolio Value of Assets

Rates in
Basis Points	Dollar	Dollar	Percentage	NPV	Sensitivity
(Rate Shock)	Amount	Change	Change	Ratio	Measure

	(Dollars in Thousands)
+200	$1,338,581	$(399,025)	(22.96)%	6.28%	(1.41)%

-0-	1,737,606	—	—	7.69	—

-100	1,736,506	(1,100)	(0.06)	7.56	(0.13)

In the NPV Table above, we have assumed that in all interest rate scenarios, our borrowings with call features will not be called. This assumption differs from that utilized at December 31, 2000 at which time we assumed that borrowings with call features would be called in the base and rising interest rate scenarios, reflecting our experience in the higher interest rate environment which existed at that time. Utilizing similar assumptions (i.e. borrowings not called in the base scenario) our NPV ratio of 7.69% in the base scenario represents a decrease from the December 31, 2000 result of 11.56% in the base scenario. The decrease primarily reflects the significantly lower interest rate environment, which has resulted in a decrease in the value of our liabilities, particularly our borrowings and core deposits. Despite this decrease, our continued efforts to reposition the balance sheet by increasing core deposits, emphasizing ARM products, and reducing borrowings have resulted in a significant reduction in our Sensitivity Measure (the change in NPV). The NPV Table on page 67 indicates an NPV ratio of 6.28% in the up 200 basis point scenario, resulting in a Sensitivity Measure of negative 1.41%. At December 31, 2000 the NPV ratio in the up 200 basis point scenario was 8.10%, resulting in a Sensitivity Measure of negative 3.46%.

For information regarding our credit risk, see “Asset Quality” in Item 1, “Business” and Item 7, “MD&A.”

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see index on page 72.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

None.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION

Information regarding directors and executive officers who are not directors of the Registrant, is presented in the tables under the heading “Board Nominees, Directors and Executive Officers” and under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be dated April 15, 2002, for our Annual Meeting of Shareholders to be held on May 15, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

Item 11.      EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Summary Compensation Table,” “Fiscal Year End Option/SAR Values,” “Pension Plans,” “Director Compensation,” “Employment Agreements,” “Incentive Option Plans,” that portion of the “Report of the Compensation Committee on Executive Compensation” entitled “Long-term Incentive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be dated April 15, 2002 for our Annual Meeting of Shareholders to be held on May 15, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive Proxy Statement to be dated April 15, 2002 for our Annual Meeting of

Shareholders to be held on May 15, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings “Transactions with Certain Related Persons” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement to be dated April 15, 2002 for our Annual Meeting of Shareholders to be held on May 15, 2002, which will be filed with the SEC within 120 days from December 31, 2001, and is incorporated herein by reference.

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

See Index to Consolidated Financial Statements on page 72.

      2. Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)      Reports on Form 8-K filed during the last quarter of the Registrant’s fiscal year ended December 31, 2001

(1)	Report on Form 8-K dated November 30, 2001 which includes a written presentation which was made available on December 3, 2001 at the Lehman Brothers Financial Services Conference and a press release dated November 30, 2001 which includes a reiteration of our earnings expectations for 2002.

(2)	Report on Form 8-K dated October 19, 2001 which includes a press release dated October 18, 2001 which includes highlights of our financial results for the quarter ended September 30, 2001 and announces the declaration of a two-for-one common stock split in the form of a 100% stock dividend and a quarterly cash dividend of $0.17 per common share (as adjusted for the two-for-one common stock split).

(c)      Exhibits

See Index of Exhibits on page 109.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/ George L. Engelke, Jr. Date: March 20, 2002 George L. Engelke, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME	DATE
/s/ George L. Engelke, Jr. George L. Engelke, Jr. Chairman, President and Chief Executive Officer	March 20, 2002

/s/ Gerard C. Keegan Gerard C. Keegan Vice Chairman, Chief Administrative Officer and Director	March 20, 2002

/s/ Monte N. Redman Monte N. Redman Executive Vice President and Chief Financial Officer	March 20, 2002

/s/ Andrew M. Burger Andrew M. Burger Director	March 20, 2002

/s/ Denis J. Connors Denis J. Connors Director	March 20, 2002

/s/ Robert J. Conway Robert J. Conway Director	March 20, 2002

/s/ Thomas J. Donahue Thomas J. Donahue Director	March 20, 2002

/s/ Peter C. Haeffner, Jr. Peter C. Haeffner, Jr. Director	March 20, 2002

/s/ Ralph F. Palleschi Ralph F. Palleschi Director	March 20, 2002

/s/ Lawrence W. Peters Lawrence W. Peters Director	March 20, 2002

/s/ Thomas V. Powderly Thomas V. Powderly Director	March 20, 2002

/s/ Donald D. Wenk Donald D. Wenk Director	March 20, 2002

CONSOLIDATED FINANCIAL STATEMENTS OF
ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

I N D E P E N D E N T  A U D I T O R S ’  R E P O R T

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Melville, New York
January 24, 2002

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,

(In Thousands, Except Share Data)	2001	2000

ASSETS:

Cash and due from banks	$144,694	$135,726

Federal funds sold and repurchase agreements	1,309,164	171,525

Available-for-sale securities:

Encumbered	3,176,977	6,983,481

Unencumbered	372,206	719,741

	3,549,183	7,703,222

Held-to-maturity securities, fair value of $4,468,200 and $1,697,417, respectively:

Encumbered	4,201,503	1,396,213

Unencumbered	262,425	315,978

	4,463,928	1,712,191

Federal Home Loan Bank of New York stock, at cost	250,450	285,250

Loans held-for-sale	43,390	15,699

Loans receivable	12,167,261	11,422,295

Allowance for loan losses	(82,285)	(79,931)

Loans receivable, net	12,084,976	11,342,364

Mortgage servicing rights, net	35,295	40,962

Accrued interest receivable	96,273	109,439

Premises and equipment, net	149,753	154,582

Goodwill	185,407	204,649

Bank owned life insurance	242,751	251,565

Other assets	112,442	209,628

Total assets	$22,667,706	$22,336,802

LIABILITIES:

Deposits	$10,903,693	$10,071,687

Reverse repurchase agreements	7,385,000	7,785,000

Federal Home Loan Bank of New York advances	1,914,000	1,910,000

Other borrowings, net	399,587	502,371

Mortgage escrow funds	116,395	116,487

Accrued expenses and other liabilities	281,445	313,094

Total liabilities	21,000,120	20,698,639

Guaranteed preferred beneficial interest in junior subordinated debentures (capital trust securities)	125,000	125,000

STOCKHOLDERS’ EQUITY:

Preferred stock, $1.00 par value; 5,000,000 shares authorized:

Series A (1,225,000 and 325,000 shares authorized, respectively,

and -0- shares issued and outstanding)	—	—

Series B (2,000,000 shares authorized, issued and outstanding)	2,000	2,000

Common stock, $.01 par value; (200,000,000 shares authorized; 110,996,592 shares issued; and 90,766,744 and 99,287,108 shares outstanding, respectively)	1,110	1,110

Additional paid-in capital	822,652	806,802

Retained earnings	1,207,742	1,059,048

Treasury stock (20,229,848 and 11,709,484 shares, at cost, respectively)	(459,471)	(203,632)

Accumulated other comprehensive loss:

Net unrealized loss on securities, net of taxes	(1,967)	(121,043)

Unallocated common stock held by ESOP	(29,480)	(31,122)

Total stockholders’ equity	1,542,586	1,513,163

Total liabilities and stockholders’ equity	$22,667,706	$22,336,802

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

(In Thousands, Except Share Data)	2001	2000	1999

Interest income:

Mortgage loans	$818,759	$769,544	$679,623

Consumer and other loans	17,853	18,237	19,285

Mortgage-backed securities	462,621	577,808	658,140

Other securities	107,315	132,426	129,030

Federal funds sold and repurchase agreements	32,015	19,919	9,201

Total interest income	1,438,563	1,517,934	1,495,279

Interest expense:

Deposits	399,989	410,101	363,156

Borrowed funds	569,200	600,817	592,175

Total interest expense	969,189	1,010,918	955,331

Net interest income	469,374	507,016	539,948

Provision for loan losses	4,028	4,014	4,119

Net interest income after provision for loan losses	465,346	503,002	535,829

Non-interest income:

Customer service and other loan fees	58,891	48,795	39,965

Loan servicing fees	15,108	17,142	21,164

Net gain on sales of securities	—	—	739

Net gain on sales of loans	3,276	866	3,340

Net gain on disposition of banking offices	—	3,976	19,206

Income from bank owned life insurance	16,848	1,565	—

Other	6,851	5,409	8,069

Total non-interest income	100,974	77,753	92,483

Non-interest expense:

General and administrative:

Compensation and benefits	92,823	87,722	99,906

Occupancy, equipment and systems	52,390	51,019	53,726

Federal deposit insurance premiums	1,996	2,079	4,537

Advertising	4,947	8,234	6,926

Other	24,251	32,188	29,985

Total general and administrative	176,407	181,242	195,080

Net amortization of mortgage servicing rights	10,869	8,507	5,787

Goodwill litigation	2,196	8,580	6,417

Capital trust securities	12,416	12,435	2,169

Amortization of goodwill	19,242	19,296	19,425

Total non-interest expense	221,130	230,060	228,878

Income before income tax expense and cumulative effect of accounting change	345,190	350,695	399,434

Income tax expense	120,036	134,146	163,764

Income before cumulative effect of accounting change	225,154	216,549	235,670

Cumulative effect of accounting change, net of tax	(2,294)	—	—

Net income	$222,860	$216,549	$235,670

Basic earnings per common share:

Income before accounting change	$2.43	$2.20	$2.24

Cumulative effect of accounting change, net of tax	(0.03)	—	—

Net earnings per common share	$2.40	$2.20	$2.24

Diluted earnings per common share:

Income before accounting change	$2.38	$2.16	$2.19

Cumulative effect of accounting change, net of tax	(0.03)	—	—

Net earnings per common share	$2.35	$2.16	$2.19

Basic weighted average common shares	90,450,157	95,905,712	102,702,710

Diluted weighted average common and common equivalent shares	92,174,012	97,434,678	105,013,924

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

								Unallocated
							Accumulated	Common
				Additional			Other	Stock Held
		Preferred	Common	Paid-in	Retained	Treasury	Comprehensive	by ESOP
(In Thousands, Except Share Data)	Total	Stock	Stock	Capital	Earnings	Stock	Loss	and RRP

Balance at December 31, 1998	$1,462,384	$2,000	$1,094	$767,299	$742,679	$—	$(14,566)	$(36,122)

Comprehensive loss:

Net income	235,670	—	—	—	235,670	—	—	—

Other comprehensive loss, net of tax:

Net unrealized loss on securities, net of reclassification adjustment	(329,632)	—	—	—	—	—	(329,632)	—

Comprehensive loss	(93,962)

Common stock repurchased (8,514,400 shares)	(159,367)	—	—	—	—	(159,367)	—	—

Dividends on common and preferred stock and amortization of purchase premium	(55,222)	—	—	(1,304)	(53,918)	—	—	—

Exercise of stock options and related tax benefit (2,666,128 shares issued)	29,282	—	16	23,165	(16,195)	22,296	—	—

Amortization relating to allocation of ESOP stock and earned portion of RRP stock and related tax benefit	13,797	—	—	10,699	—	—	—	3,098

Balance at December 31, 1999	1,196,912	2,000	1,110	799,859	908,236	(137,071)	(344,198)	(33,024)

Comprehensive income:

Net income	216,549	—	—	—	216,549	—	—	—

Other comprehensive income, net of tax:

Net unrealized gain on securities	223,155	—	—	—	—	—	223,155	—

Comprehensive income	439,704

Common stock repurchased (5,215,892 shares)	(84,553)	—	—	—	—	(84,553)	—	—

Dividends on common and preferred stock and amortization of purchase premium	(54,846)	—	—	(1,304)	(53,542)	—	—	—

Exercise of stock options and related tax benefit (1,041,082 shares issued)	10,509	—	—	4,712	(12,195)	17,992	—	—

Amortization relating to allocation of ESOP stock and earned portion of RRP stock and related tax benefit	5,437	—	—	3,535	—	—	—	1,902

Balance at December 31, 2000	1,513,163	2,000	1,110	806,802	1,059,048	(203,632)	(121,043)	(31,122)

Comprehensive income:

Net income	222,860	—	—	—	222,860	—	—	—

Other comprehensive income, net of tax:

Net unrealized gain on securities	115,091	—	—	—	—	—	115,091	—

Amortization of unrealized loss on securities transferred to held-to-maturity	3,985	—	—	—	—	—	3,985	—

Comprehensive income	341,936

Common stock repurchased (10,303,600 shares)	(289,087)	—	—	—	—	(289,087)	—	—

Dividends on common and preferred stock and amortization of purchase premium	(61,321)	—	—	(1,304)	(60,017)	—	—	—

Exercise of stock options and related tax benefit (1,783,236 shares issued)	29,890	—	—	10,791	(14,149)	33,248	—	—

Amortization relating to allocation of ESOP stock	8,005	—	—	6,363	—	—	—	1,642

Balance at December 31, 2001	$1,542,586	$2,000	$1,110	$822,652	$1,207,742	$(459,471)	$(1,967)	$(29,480)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Cash flows from operating activities:

Net income	$222,860	$216,549	$235,670

Adjustments to reconcile net income to net cash provided by operating activities:

Net accretion of discounts, premiums and deferred loan costs	(35,381)	(58,971)	(56,959)

Net provision for loan and real estate losses	3,964	3,905	4,081

Depreciation and amortization	12,648	12,627	13,913

Net gain on sales of loans and securities	(3,276)	(866)	(4,079)

Net gain on disposition of banking offices	—	(3,976)	(19,206)

Originations of loans held-for-sale, net of proceeds from sales	(24,415)	(677)	142,041

Amortization of goodwill	19,242	19,296	19,425

Cumulative effect of accounting change, net of tax	2,294	—	—

Amortization of allocated and earned shares from ESOP and RRP	8,005	5,372	9,927

Decrease (increase) in accrued interest receivable	13,166	1,229	(8,380)

Mortgage servicing rights amortization and valuation allowance, net of capitalized amounts	5,667	7,407	1,868

Insurance proceeds received, net of income from bank owned life insurance	8,814	(1,565)	—

Decrease in other assets	9,493	11,061	11,540

(Decrease) increase in accrued expenses and other liabilities	(20,858)	19,645	(8,467)

Net cash provided by operating activities	222,223	231,036	341,374

Cash flows from investing activities:

Originations of loans held-for-investment	(2,923,361)	(1,893,325)	(3,083,679)

Loan purchases through third parties	(1,438,257)	(842,283)	(413,573)

Principal repayments on loans held-for-investment	3,583,935	1,585,371	2,070,342

Principal payments on mortgage-backed securities held-to-maturity	1,434,395	219,869	337,081

Principal payments on mortgage-backed securities available-for-sale	1,571,022	1,544,673	2,599,970

Purchases of mortgage-backed securities held-to-maturity	(1,741,702)	—	(281,165)

Purchases of mortgage-backed securities available-for-sale	(288,811)	—	(3,869,950)

Purchases of other securities held-to-maturity	—	—	(42,078)

Purchases of other securities available-for-sale	(2,005)	(6,040)	(179,018)

Proceeds from maturities of other securities available-for-sale	220,431	40,396	74,006

Proceeds from maturities of other securities held-to-maturity	475,019	9,059	213,723

Redemption (purchase) of FHLB stock	34,800	(20,000)	(55,000)

Proceeds from sales of securities available-for-sale	—	—	177,825

Proceeds from sales of real estate owned	6,235	9,716	14,871

Proceeds from disposition of banking offices	—	21,293	4,208

Purchases of premises and equipment, net of proceeds from sales	(7,819)	(7,719)	(27,150)

Purchase of bank owned life insurance	—	(250,000)	—

Net cash provided by (used in) investing activities	923,882	411,010	(2,459,587)

Cash flows from financing activities:

Net increase in deposits	831,995	517,073	42,689

Net (decrease) increase in reverse repurchase agreements	(400,000)	(1,491,800)	1,985,000

Net increase in FHLB of New York advances	4,000	300,000	400,000

Net decrease in other borrowings	(104,092)	(13,174)	(6,344)

(Decrease) increase in mortgage escrow funds	(92)	(3,863)	4,244

Sale of upstate New York banking offices	—	—	(135,637)

Issuance of capital trust securities	—	—	125,000

Cost to repurchase common stock	(289,087)	(84,553)	(159,367)

Cash dividends paid to stockholders	(61,321)	(54,846)	(56,908)

Cash received for options exercised	19,099	5,797	16,725

Net cash provided by (used in) financing activities	502	(825,366)	2,215,402

Net increase (decrease) in cash and cash equivalents	1,146,607	(183,320)	97,189

Cash and cash equivalents at beginning of year	307,251	490,571	393,382

Cash and cash equivalents at end of year	$1,453,858	$307,251	$490,571

Supplemental disclosures:

Cash paid during the year:

Interest	$971,703	$1,016,520	$939,709

Income taxes	$88,133	$100,429	$155,395

Additions to real estate owned	$5,585	$8,940	$10,952

Securities transferred from available-for-sale to held-to-maturity	$2,878,767	$—	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Astoria Financial Corporation and our subsidiaries conform to accounting principles generally accepted in the United States of America, or GAAP, and are used in preparing and presenting these consolidated financial statements.

(a)  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and our wholly-owned subsidiaries: Astoria Federal Savings and Loan Association, or Astoria Federal, and its subsidiaries; Astoria Capital Trust I; and AF Insurance Agency, Inc. As used in this annual report, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc., depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

All capital accounts, share and per share data included in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the two-for-one common stock split, distributed in the form of a 100% stock dividend, on December 3, 2001.

(b)  Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and repurchase agreements with original maturities of three months or less.

(c)  Repurchase Agreements (Securities Purchased Under Agreements to Resell)

We purchase securities under agreements to resell (repurchase agreements). These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. We may sell, loan or otherwise dispose of such securities to other parties in the normal course of our operations. Substantially the same securities are to be resold at the maturity of the repurchase agreements.

(d)  Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders’ equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2001 and 2000, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary.

Securities pledged to creditors are reported in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” or SFAS No. 140. SFAS No. 140 requires that if a secured party has the right by contract or custom to sell or repledge collateral, as is the case with our reverse repurchase agreements, then the debtor shall report those pledged assets separately in the statement of financial condition.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(e)  Loans Held-for-Sale

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

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.

(f)  Loans Receivable, net

Loans receivable are carried at the unpaid principal balances, net of unamortized premiums, discounts and deferred loan origination costs and fees, which are recognized as yield adjustments using the interest method. We generally amortize these amounts over the contractual life of the related loans, adjusted for estimated prepayments when applicable.

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in most instances the borrower has only missed two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances we continue to accrue interest on loans delinquent 90 days or more as to their maturity date but not their interest due.

The allowance for loan losses is increased by charges to earnings and decreased by charge-offs, net of recoveries. Our periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, trends in portfolio volume, quality, maturity and composition, the status and amount of impaired and other non-performing and past-due loans, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated fair value of any underlying collateral and current and prospective, as well as specific and general, economic conditions.

We review certain loans for individual impairment and groups of smaller balance loans based on homogeneous pools. Loans we individually review for impairment are limited to multi-family mortgage loans, commercial real estate loans, construction loans, loans modified in a troubled debt restructuring and selected large one-to-four family mortgage loans. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans are principally measured using the market price of the loan, if one exists, the estimated fair value of the collateral, for collateral dependent loans, or the present value of expected future cash flows. Interest income on impaired non-accrual loans is recognized on a cash basis while interest income on all other impaired loans is recognized on an accrual basis.

(g)  Mortgage Servicing Rights, or MSR

We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained by either the sale of loans with servicing retained or the open market purchase of MSR. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. MSR are amortized in proportion to and over the estimated period of net servicing income. MSR are carried at cost, and impairment, if any, is recognized through a valuation allowance.

We stratify our MSR by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair value of each MSR stratum is determined through a discounted analysis of future cash flows, incorporating

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and default rates.

We assess impairment of the MSR based on the estimated fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment.

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

(i)  Goodwill

Goodwill is amortized using the straight line method over varying periods up to fifteen years. We evaluate goodwill periodically for impairment in response to changes in circumstances or events.

As a result of our implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142, effective January 1, 2002, we will cease recording goodwill amortization. Upon adoption of SFAS No. 142, we performed a transitional goodwill impairment evaluation. We identified a single reporting unit, for purposes of our goodwill impairment testing, and determined the fair value of this reporting unit to be in excess of its carrying value. As such, at the date of adoption, no indication of goodwill impairment exists.

(j)  Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at its cash surrender value and is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the cash surrender value.

(k)  Real Estate Owned

Real estate acquired through foreclosure or the collection process is carried (1) at the lower of cost or estimated fair value at the date of acquisition, and (2) at the lower of the new cost basis or estimated fair value, less estimated selling costs, thereafter. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Thereafter, we maintain an allowance for decreases in value which are charged to income along with any additional expenses incurred on the property. Real estate owned, which is included in other assets, amounted to $3.0 million at December 31, 2001 and $3.8 million at December 31, 2000.

(l)  Reverse Repurchase Agreements (Securities Sold Under Agreements to Repurchase)

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(m)  Derivative Instruments

As part of our asset/liability management program, we utilize, from time-to-time, interest rate caps, floors or swaps to reduce our sensitivity to interest rate fluctuations. These agreements are derivative instruments which are reported in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS No. 138. These standards require us to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. SFAS No. 133 and SFAS No. 138 were effective for all fiscal quarters of all fiscal years beginning after June 30, 2000.

Upon adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, we held interest rate swaps which were hedging the fair value of our medium term notes. We also had commitments to fund loans held-for-sale and commitments to sell loans, which are considered derivative instruments under SFAS No. 133. The impact of the implementation of SFAS No. 133 and SFAS No. 138 is discussed in further detail in Note 11.

Derivatives which qualify for hedge accounting treatment are designated as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment or (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability at the time the contract is entered into. The accounting for changes in the fair value of a derivative which qualifies for hedge accounting treatment depends on the intended use of the derivative and the resulting designation. Changes in the fair values of derivatives which do not qualify for hedge accounting treatment are either charged or credited to operations. Premiums paid for interest rate caps and floors are amortized to non-interest expense over the terms of the agreements. Net interest income is increased or decreased by amounts receivable or payable with respect to the interest rate caps, floors or swaps. We do not use derivatives for trading purposes.

(n)  Income Taxes

Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(o)  Earnings Per Common share, or EPS

Basic EPS is computed by dividing net income less preferred dividends by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan, or ESOP, and, for years prior to 2001, the Recognition and Retention Plan, or RRP.

Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method. When applying the treasury stock method, our average stock price is utilized, and we add to the proceeds of assumed option exercises the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

(p)  Employee Benefits

Astoria Federal has a qualified, non-contributory defined benefit pension plan, or the Pension Plan, covering substantially all of its eligible employees. Astoria Federal’s policy is to fund pension costs in accordance with the minimum funding requirement. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition, Astoria Federal has non-qualified and unfunded supplemental retirement plans covering certain officers and directors. We also sponsor a defined benefit health care plan that provides for postretirement medical and dental coverage to select individuals. The costs of postretirement benefits are accrued during an employee’s active working career.

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

(q)  Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(2)  Repurchase Agreements

Repurchase agreements averaged $78.9 million during the year ended December 31, 2001 and $33.9 million during the year ended December 31, 2000. The maximum amount of such agreements outstanding at any month end was $248.4 million during the year ended December 31, 2001 and $65.0 million during the year ended December 31, 2000. As of December 31, 2001, three repurchase agreements totaling $248.4 million were outstanding. As of December 31, 2000, one repurchase agreement for $26.5 million was outstanding. The fair value of the securities held under these agreements was $257.4 million as of December 31, 2001, and $27.3 million as of December 31, 2000. None of the securities held under these agreements were sold or repledged during the years ended December 31, 2001 and 2000.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3)  Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2001 and 2000 are as follows:

	At December 31, 2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Available-for-sale:

Mortgage-backed securities:

GNMA pass-through certificates	$71,991	$2,684	$—	$74,675

FHLMC pass-through certificates	130,427	2,870	(50)	133,247

FNMA pass-through certificates	248,324	6,626	(124)	254,826

REMICs and CMOs:

Agency issuance	1,402,241	8,125	(8,273)	1,402,093

Non-agency issuance	1,132,384	18,093	(355)	1,150,122

Total mortgage-backed securities	2,985,367	38,398	(8,802)	3,014,963

Other securities:

Obligations of the U.S. Government and agencies	362,888	376	(3,703)	359,561

Corporate debt securities	66,126	252	(5,163)	61,215

FNMA and FHLMC preferred stock	120,015	61	(8,800)	111,276

Asset-backed and other securities	2,166	5	(3)	2,168

Total other securities	551,195	694	(17,669)	534,220

Total securities available-for-sale	$3,536,562	$39,092	$(26,471)	$3,549,183

Held-to-maturity:

Mortgage-backed securities:

GNMA pass-through certificates	$2,470	$243	$—	$2,713

FHLMC pass-through certificates	24,906	577	(1)	25,482

FNMA pass-through certificates	9,244	104	—	9,348

REMICs and CMOs:

Agency issuance	2,979,357	16,197	(19,774)	2,975,780

Non-agency issuance	1,043,110	9,418	(3,102)	1,049,426

Total mortgage-backed securities	4,059,087	26,539	(22,877)	4,062,749

Other securities:

Obligations of the U.S. Government and agencies	362,034	2,317	(1,723)	362,628

Obligations of states and political subdivisions	42,807	16	—	42,823

Total other securities	404,841	2,333	(1,723)	405,451

Total securities held-to-maturity	$4,463,928	$28,872	$(24,600)	$4,468,200

During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a market value of $2.88 billion from available-for-sale to held-to-maturity. The net unrealized loss, which is being amortized over the life of the securities transferred, was $22.6 million at the date of the transfer and is included in the net unrealized loss on securities, net of taxes, in accumulated other comprehensive loss at December 31, 2001. The balance of the net unrealized loss on the securities transferred from available-for-sale to held-to-maturity totaled $15.7 million at December 31, 2001.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Available-for-sale:

Mortgage-backed securities:

GNMA pass-through certificates	$103,716	$916	$(368)	$104,264

FHLMC pass-through certificates	187,768	2,169	(569)	189,368

FNMA pass-through certificates	363,842	6,561	(694)	369,709

REMICs and CMOs:

Agency issuance	5,096,905	1,421	(144,178)	4,954,148

Non-agency issuance	1,416,104	1,360	(23,768)	1,393,696

Total mortgage-backed securities	7,168,335	12,427	(169,577)	7,011,185

Other securities:

Obligations of the U.S. Government and agencies	528,905	4	(29,341)	499,568

Corporate debt securities	66,242	—	(10,064)	56,178

FNMA and FHLMC preferred stock	147,515	68	(13,794)	133,789

Asset-backed and other securities	2,506	—	(4)	2,502

Total other securities	745,168	72	(53,203)	692,037

Total securities available-for-sale	$7,913,503	$12,499	$(222,780)	$7,703,222

Held-to-maturity:

Mortgage-backed securities:

GNMA pass-through certificates	$3,302	$198	$—	$3,500

FHLMC pass-through certificates	34,955	745	(7)	35,693

FNMA pass-through certificates	11,490	32	(112)	11,410

REMICs and CMOs:

Agency issuance	517,626	3,143	(1,219)	519,550

Non-agency issuance	296,156	1,525	(896)	296,785

Total mortgage-backed securities	863,529	5,643	(2,234)	866,938

Other securities:

Obligations of the U.S. Government and agencies	804,659	442	(18,605)	786,496

Obligations of states and political subdivisions	44,003	—	(20)	43,983

Total other securities	848,662	442	(18,625)	830,479

Total securities held-to-maturity	$1,712,191	$6,085	$(20,859)	$1,697,417

There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2001 and 2000. During the year ended December 31, 1999, proceeds from sales of securities from the available-for-sale portfolio were $170.1 million, gross realized gains were $1.0 million and gross realized losses were $278,000.

The amortized costs and estimated fair value of debt securities at December 31, 2001, by contractual maturity, excluding mortgage-backed securities, are shown on page 85. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties. As of December 31, 2001, the amortized cost of the callable securities in our portfolio totaled $905.4 million, of which $724.3 million are callable within one year and at various other times thereafter.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	At December 31, 2001

		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value

Available-for-sale:

Due in one year or less	$500	$504

Due after one year through five years	2,001	2,026

Due after five years through ten years	5,128	5,310

Due after ten years	423,451	415,004

Total available-for-sale	$431,080	$422,844

Held-to-maturity:

Due in one year or less	$1,896	$1,912

Due after ten years	402,945	403,539

Total held-to-maturity	$404,841	$405,451

The balance of accrued interest receivable for mortgage-backed securities totaled $35.6 million at December 31, 2001 and $43.1 million at December 31, 2000. The balance of accrued interest receivable for other securities totaled $2.0 million at December 31, 2001 and $7.7 million at December 31, 2000.

(4)  Loans Receivable, net

Loans receivable, net, are summarized as follows:

	At December 31,

(In Thousands)	2001	2000

Mortgage loans:

One-to-four family	$10,105,063	$9,850,390

Multi-family	1,094,312	801,917

Commercial real estate	598,334	480,211

Construction	50,739	34,599

	11,848,448	11,167,117

Net deferred loan origination costs	4,975	6,905

Net unamortized premiums	70,711	65,119

Total mortgage loans	11,924,134	11,239,141

Consumer and other loans:

Home equity	189,259	133,748

Passbook	9,012	8,710

Other	41,923	40,098

	240,194	182,556

Net deferred loan origination costs	2,627	486

Net unamortized premiums	306	112

Total consumer and other loans	243,127	183,154

Total loans	12,167,261	11,422,295

Allowance for loan losses	(82,285)	(79,931)

Loans receivable, net	$12,084,976	$11,342,364

Accrued interest receivable on all loans totaled $58.3 million at December 31, 2001 and $58.6 million at December 31, 2000.

Included in loans receivable were non-accrual loans totaling $35.8 million at December 31, 2001 and $35.2 million at December 31, 2000. If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.3 million for the year ended December 31, 2001, $2.9 million for the year ended December 31, 2000 and $3.8 million for the year ended December 31, 1999. This compares to actual payments recorded as interest income, with respect to such loans, of $1.8 million for the year ended December 31, 2001, $1.6 million for the year ended December 31, 2000 and $1.9 million for the year ended December 31, 1999.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information regarding our impaired mortgage loans:

	At December 31, 2001

		Allowance
	Recorded	for Loan	Net
(In Thousands)	Investment	Losses	Investment

One-to-four family	$4,827	$(471)	$4,356

Multi-family, commercial real estate and construction	10,641	(1,987)	8,654

Total impaired mortgage loans	$15,468	$(2,458)	$13,010

	At December 31, 2000

		Allowance
	Recorded	for Loan	Net
(In Thousands)	Investment	Losses	Investment

One-to-four family	$4,604	$(421)	$4,183

Multi-family, commercial real estate and construction	12,835	(1,840)	10,995

Total impaired mortgage loans	$17,439	$(2,261)	$15,178

Our average recorded investment in impaired loans was $17.2 million for the year ended December 31, 2001, $21.4 million for the year ended December 31, 2000 and $25.5 million for the year ended December 31, 1999. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.1 million for the year ended December 31, 2001, $1.3 million for the year ended December 31, 2000 and $1.7 million for the year ended December 31, 1999.

(5)  Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Balance at beginning of year	$79,931	$76,578	$74,403

Provision charged to operations	4,028	4,014	4,119

Charge-offs (net of recoveries of $853, $1,988 and $4,765, respectively)	(1,674)	(661)	(1,944)

Balance at end of year	$82,285	$79,931	$76,578

(6)  Mortgage Loan Servicing

We service mortgage loans for investors with aggregate unpaid principal balances of $3.32 billion at December 31, 2001 and $3.93 billion at December 31, 2000, which are not reflected in the accompanying consolidated statements of financial condition.

MSR activity is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Balance at beginning of year	$43,532	$49,008	$53,338

Additions	5,202	1,100	3,919

Amortization	(9,538)	(6,576)	(8,249)

Balance at end of year	39,196	43,532	49,008

Valuation allowance	(3,901)	(2,570)	(639)

MSR, net	$35,295	$40,962	$48,369

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net amortization of mortgage servicing rights is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Amortization	$9,538	$6,576	$8,249

Provision for (recovery of) valuation allowance	1,331	1,931	(2,462)

Total net amortization	$10,869	$8,507	$5,787

At December 31, 2001, our mortgage servicing rights had an estimated fair value of $42.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.15% and a weighted average constant prepayment rate on mortgages of 17.10% with a weighted average life of 3.5 years.

(7)  Deposits

Deposits are summarized as follows:

	At December 31,

	2001			2000

	Weighted		Percent	Weighted		Percent
	Average		of Total	Average		of Total
(Dollars in Thousands)	Rate	Balance	Deposits	Rate	Balance	Deposits

Core deposits:

Savings	1.25%	$2,588,143	23.74%	2.00%	$2,434,387	24.17%

Money market	2.24	1,955,286	17.93	5.12	1,482,615	14.72

NOW	0.50	671,741	6.16	1.00	579,031	5.75

Non-interest bearing NOW	—	528,225	4.84	—	425,919	4.23

Total core deposits		5,743,395	52.67		4,921,952	48.87

Certificates of deposit	4.84	5,160,298	47.33	5.85	5,149,735	51.13

Total deposits	3.02%	$10,903,693	100.00%	4.29%	$10,071,687	100.00%

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $838.0 million at December 31, 2001 and $743.3 million at December 31, 2000. Brokered certificates of deposit totaling $17.7 million were included in deposits at December 31, 2000. There were no brokered certificates of deposit at December 31, 2001.

Certificates of deposit at December 31, 2001 have scheduled maturities as follows:

	Weighted
	Average
Year	Rate	Balance	Percent

		(In Thousands)
2002	4.34%	$3,046,556	59.04%

2003	5.03	803,160	15.56

2004	5.68	471,688	9.14

2005	6.62	411,513	7.98

2006	5.36	355,679	6.89

2007 and thereafter	5.95	71,702	1.39

Total certificates of deposit	4.84%	$5,160,298	100.00%

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Savings	$46,283	$51,112	$54,341

Money market	65,484	71,290	45,316

NOW	5,097	5,439	5,110

Certificates of deposit	283,125	282,260	258,389

Total interest expense on deposits	$399,989	$410,101	$363,156

(8)  Borrowed Funds

Borrowed funds are summarized as follows:

	At December 31,

	2001		2000

		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Reverse repurchase agreements	$7,385,000	5.56%	$7,785,000	5.68%

FHLB-NY advances	1,914,000	6.10	1,910,000	5.79

Other borrowings, net	399,587	7.17	502,371	6.91

Total borrowed funds, net	$9,698,587	5.74%	$10,197,371	5.76%

Reverse Repurchase Agreements

At December 31, 2001 and 2000, all of the outstanding reverse repurchase agreements had original contractual maturities between two and ten years. All of the outstanding agreements were secured by U.S. Government agency securities or mortgage-backed securities. The following is a summary of information relating to reverse repurchase agreements:

	At December 31,

(In Thousands)	2001	2000

Amortized cost of collateral (including accrued interest):

Obligations of the U.S. Government and agencies	$723,159	$1,174,327

Mortgage-backed securities	6,666,526	7,431,824

Fair value of collateral (including accrued interest):

Obligations of the U.S. Government and agencies	720,389	1,130,365

Mortgage-backed securities	6,695,931	7,281,535

	At or For the Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999

Average balance during the year	$7,586,370	$8,280,005	$9,561,718

Maximum balance at any month end during the year	7,785,000	8,986,800	10,026,800

Balance outstanding at end of the year	7,385,000	7,785,000	9,276,800

Weighted average interest rate during the year	5.57%	5.41%	5.17%

Weighted average interest rate at end of the year	5.56	5.68	5.24

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reverse repurchase agreements at December 31, 2001 have contractual maturities as follows:

Year	Amount

(In Thousands)
2002	$700,000

2003	1,150,000

2004	3,155,000

2005	200,000

2006	—

2007 and thereafter	2,180,000

Total	$7,385,000

Of the $700.0 million of reverse repurchase agreements maturing in 2002, $400.0 million are due in 30 to 90 days and $300.0 million are due after 180 days. At December 31, 2001, $5.24 billion of reverse repurchase agreements are callable in 2002 and at various times thereafter.

Federal Home Loan Bank of New York, or FHLB-NY, Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans, mortgage-backed securities and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. The following is a summary of information relating to the FHLB-NY advances:

	At or For the Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999

Average balance during the year	$1,893,967	$1,911,928	$1,265,968

Maximum balance at any month end during the year	2,064,000	2,110,010	1,610,058

Balance outstanding at end of the year	1,914,000	1,910,000	1,610,058

Weighted average interest rate during the year	5.99%	5.70%	5.00%

Weighted average interest rate at end of the year	6.10	5.79	5.25

FHLB-NY advances at December 31, 2001 have contractual maturities as follows:

Year	Amount

(In Thousands)
2002	$900,000

2003	650,000

2004	260,000

2005	100,000

2006	4,000

Total	$1,914,000

Of the $900.0 million of FHLB-NY advances maturing in 2002, $100.0 million are due in less than 30 days, $350.0 million are due in 30 to 90 days and $450.0 million are due after 180 days. At December 31, 2001, $700.0 million of FHLB-NY advances are callable in 2002 and at various times thereafter.

At December 31, 2001, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily.

Other Borrowings

On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and are not registered with the Securities and Exchange Commission. The outstanding balance of the senior unsecured notes, net of deferred costs, was $99.1 million at December 31, 2001.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In December 2000, we renewed $40.0 million of short-term financing with an interest rate equal to the six-month LIBOR plus 250 basis points which matured and was repaid on June 22, 2001. This short-term financing was collateralized by a pledge of the notes held by us from our ESOP. The outstanding balance on the short-term financing, net of deferred costs, was $39.5 million at December 31, 2000.

During the year ended December 31, 1998, we issued a three year medium-term note in the amount of $150.0 million which matured in April 2001. During the year ended December 31, 1997, we issued a five year medium-term note in the amount of $300.0 million which matures in June 2002. The outstanding balance of the medium-term notes, net, was $300.5 million at December 31, 2001 and $449.8 million at December 31, 2000.

A funding note was issued during the year ended December 31, 1996 in the amount of $181.4 million and was collateralized by a pool of adjustable rate residential mortgage loans. The interest on the funding note changed monthly and was subject to a maximum rate of 11% through June 2001. We had the option to redeem the funding note after June 2001 or when the principal balance of the collateral pool was less than $13.5 million. We exercised our option to redeem the funding note on June 22, 2001. The outstanding balance of the funding note was $13.1 million at December 31, 2000.

The following is a summary of information relating to other borrowings:

	At or For the Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999

Average balance during the year	$411,311	$509,556	$493,711

Maximum balance at any month end during the year	503,478	514,224	514,663

Balance outstanding at end of the year	399,587	502,371	514,663

Weighted average interest rate during the year	6.26%	6.93%	6.67%

Weighted average interest rate at end of the year	7.17	6.91	6.86

Interest expense on borrowed funds is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Reverse repurchase agreements	$428,435	$455,250	$500,948

FHLB-NY advances	114,014	109,683	64,090

Other borrowings	26,751	35,884	27,137

Total interest expense on borrowed funds	$569,200	$600,817	$592,175

(9)  Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures (Capital Trust Securities)

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

The balance outstanding on the Capital Securities was $125.0 million at December 31, 2001 and 2000. The costs associated with the Capital Securities issuance have been capitalized and are being amortized over a period of ten

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

years. Distributions on the Capital Securities are payable semi-annually, on May 1 and November 1, and are reflected in our Consolidated Statements of Income as a component of non-interest expense under the caption “Capital trust securities.”

(10)  Stockholders’ Equity

In connection with the acquisition of The Greater New York Savings Bank, or The Greater, we issued 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or the Series B Preferred Stock. The Series B Preferred Stock, which has a par value of $1.00 per share and a liquidation preference of $25.00 per share, may be redeemed at our option, in whole or in part, on or after October 1, 2003, at an initial price of $27.25 per share and declining ratably to $25.00 per share on October 1, 2013. Dividends on the Series B Preferred Stock are not cumulative but, if declared by us, are payable quarterly.

During the year ended December 31, 2001, we completed our seventh stock repurchase plan, which was approved by our Board of Directors on August 16, 2000 and authorized the purchase, at management’s discretion, of up to 10,000,000 shares, or approximately 10% of our common stock then outstanding. On September 17, 2001, our Board of Directors approved our eighth stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Under these plans, during 2001, we repurchased 10,303,600 shares of our common stock at an aggregate cost of $289.1 million, of which 3,034,600 shares were acquired pursuant to our eighth stock repurchase plan.

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, which became effective on December 1, 1995, 300,000 shares of authorized and unissued shares are reserved for use by the Plan, should the need arise. To date all shares required by the Plan have been acquired in open market purchases.

In 1996, we adopted a Stockholders Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of our preferred stock at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. We originally reserved 325,000 shares of our Series A Preferred Stock for the Rights Plan. In 2001, we increased the number of shares of preferred stock reserved for the Rights Plan to 1,225,000 shares.

At the time of its conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association, Astoria Federal established a liquidation account with a balance equal to the retained earnings reflected in its June 30, 1993 statement of financial condition. As part of the acquisitions of Long Island Bancorp, Inc., or LIB, The Greater, and Fidelity New York, FSB, or Fidelity, Astoria Federal established liquidation accounts equal to the account balances previously maintained by these acquired institutions for eligible account holders. These liquidation accounts are reduced annually to the extent that eligible account holders reduce their qualifying deposits. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the current adjusted qualifying balances for accounts then held.

(11)  Derivative Instruments

Upon adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, we held interest rate swaps with a notional amount of $450.0 million hedging the fair value of our medium term notes totaling $450.0 million. We also had commitments to fund loans held-for-sale and commitments to sell loans, which are considered derivative instruments under SFAS No. 133. These commitments were immaterial to our financial condition and results of operations. As a result of the implementation of SFAS No. 133 and SFAS No. 138, we recognized a $2.3 million charge, net of taxes, in January 2001 as a cumulative effect of a change in accounting principle. In April 2001, $150.0 million of our medium term notes matured and $450.0 million of interest rate swaps were terminated. Gains and losses recognized on the interest rate swaps for the year ended December 31, 2001 were immaterial.

The swap agreements, which we entered into in 1998, effectively converted the medium-term fixed rate borrowings into floating rate borrowings. As a result of these swaps, interest expense on borrowed funds

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

decreased $253,000 for the year ended December 31, 2001, $1.0 million for the year ended December 31, 2000, and $6.5 million for the year ended December 31, 1999.

During the year ended December 31, 2001, we entered into five interest rate cap agreements aggregating $250.0 million (contractual notional principal) which had a weighted average cap rate of 5.20%, indexed to the 3-month LIBOR, and various maturity dates in 2004. The interest rate cap agreements provide a global hedge against rising interest rates and subsequent increases in our cost of funds. These interest rate cap agreements, which do not qualify for hedge accounting treatment, are included in other assets at their fair value and amortization of the purchase premium and fluctuations in market values are included in non-interest expense. Total premiums paid for the interest rate caps totaled $2.8 million. For the year ended December 31, 2001, net gain recognized on market value fluctuations, net of amortization of the purchase premium, totaled $597,000. At December 31, 2001, the interest rate cap agreements had an amortized cost of $2.5 million and a fair value of $3.4 million.

(12)  Commitments and Contingencies

Lease Commitments

At December 31, 2001, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of living indices. Rent expense under the operating leases was $5.3 million for the year ended December 31, 2001, $5.1 million for the year ended December 31, 2000 and $6.7 million for the year ended December 31, 1999.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2001 are summarized below:

Year	Amount

(In Thousands)
2002	$6,180

2003	6,188

2004	5,982

2005	5,721

2006	5,502

2007 and thereafter	49,735

$79,308

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,

(In Thousands)	2001	2000

Mortgage loans — commitments to extend credit	$855,358	$348,744

Mortgage loans — commitments to purchase	62,078	58,275

Home equity loans — unused lines of credit	147,226	95,282

Consumer and commercial loans — unused lines of credit	104,476	96,147

Commitments to sell loans	80,561	18,926

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans sold in past years. The principal balance of loans sold with recourse amounted to $585.3 million at December 31, 2001 and $912.4 million at December 31, 2000. Although we do not believe that our recourse obligations subject us to risk of material loss in the future, we have established recourse reserves totaling $826,000 at December 31, 2001 and $811,000 at December 31, 2000.

We have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $53.8 million at December 31, 2001 and $55.6 million at December 31, 2000. Various agency mortgage-backed securities, with a book value of $77.5 million and a market value of $80.1 million at December 31, 2001, have been pledged as collateral.

Litigation

In November 2001, we entered into a stipulation of settlement which, subject to the approval of the United States District Court for the Eastern District of New York, provided for the dismissal of all claims alleged against all of the Defendants, including us, in the action entitled Ronnie Weil also known as Ronnie Moore, for Herself and on Behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al. Under the terms of the settlement, which has been approved by the Court by order dated January 16, 2002, we agreed to fund, as needed, a settlement account, or the Settlement Fund, of up to a maximum of $15.0 million. From the Settlement Fund, the designated Claims’ Administrator is authorized to pay (1) Court approved costs and attorneys’ fees to Plaintiffs’ counsel, which the Court subsequently approved in the aggregate amount of $5.4 million; (2) $65,000 in the aggregate as specified Incentive Awards to the named Plaintiffs; (3) upon approval of the Court, the costs and fees of the Claims Administrator and (4) upon approval of the Court, the approved claims of class members submitted to the Claims’ Administrator on or before June 30, 2002. There are approximately 36,000 prospective class members. Based upon, among other things, amounts previously accrued and applicable directors’ and officers’ liability insurance, the settlement and its funding are not expected to have a material adverse effect on our results of operations or our financial condition.

Certain other claims, suits, complaints and investigations arising in the ordinary course of business have been filed or are pending. In our opinion, after consultation with legal counsel, our financial position, operating results and liquidity will not be materially affected by the outcome of such legal proceedings.

(13)  Income Taxes

We file a consolidated federal income tax return on a calendar-year basis. Prior to the enactment of the Small Business Job Protection Act of 1996, or the 1996 Act, thrift institutions such as Astoria Federal, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted, for federal income tax purposes, to establish tax reserves for bad debts. Such thrift institutions were also permitted to make annual additions to the reserve, to be deducted in arriving at taxable income within specified limitations. Similar deductions for additions to Astoria Federal’s bad debt reserve were permitted under the New York State Franchise Tax and the New York City Financial Corporation Tax regulations.

Under the 1996 Act, Astoria Federal is unable to make additions to the tax bad debt reserve, but is permitted to deduct bad debts as they occur. Additionally, the 1996 Act required institutions to recapture over a six-year period, beginning with Astoria Federal’s taxable year commencing January 1, 1996, the excess, if any, of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years, beginning January 1, 1996, in which Astoria Federal originates a minimum amount of certain residential loans during such years that are not less than the average of the principal amounts of such loans made by Astoria Federal during its six taxable years preceding January 1, 1996. Astoria Federal’s tax bad debt

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

reserves at December 31, 1995 exceeded its December 31, 1987 reserves. The remaining balance at December 31, 2001, to be recaptured into taxable income is $615,000.

In response to the federal legislation, the New York State and New York City tax laws have been amended to prevent a similar recapture of Astoria Federal’s bad debt reserve. The amendment permitted the continued future use of the bad debt reserve method for purposes of determining Astoria Federal’s New York State and New York City tax liabilities, so long as Astoria Federal continues to satisfy certain New York State and New York City definitional tests.

Retained earnings at December 31, 2001 and 2000 included base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of earnings and profits, (2) redeems its stock, or (3) liquidates.

Income tax expense attributable to income before cumulative effect of accounting change is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Current
Federal	$104,710	$99,248	$120,980

State and local	5,278	4,010	26,835

Total current	109,988	103,258	147,815

Deferred
Federal	7,833	21,115	14,547

State and local	2,215	9,773	1,402

Total deferred	10,048	30,888	15,949

Total income tax expense attributable to income before cumulative effect of accounting change	$120,036	$134,146	$163,764

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before cumulative effect of accounting change as a result of the following:

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Expected income tax expense at statutory federal rate	$120,820	$122,742	$139,799

State and local taxes, net of federal tax benefit	4,870	5,407	19,314

Amortization of goodwill	6,677	6,677	6,698

Non-deductible expense of ESOP	2,160	560	2,185

Tax exempt income	(6,897)	(1,577)	(1,063)

Reversal of deferred tax valuation allowance	(6,141)	—	(1,477)

Other, net	(1,453)	337	(1,692)

Total income tax expense attributable to income before cumulative effect of accounting change	$120,036	$134,146	$163,764

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,

(In Thousands)	2001	2000

Deferred tax assets:

Net operating loss carryforward	$19,938	$27,558

Allowances and tax reserves	22,234	34,298

Compensation and benefits	12,901	16,040

Tax credits	3,129	3,129

Mark-to-market — IRC Section 475	2,567	2,579

Net unrealized loss on securities available-for-sale	2,968	88,601

Accrued acquisition related expenses	2,996	2,996

Other	2,590	1,335

Total gross deferred tax assets	69,323	176,536

Valuation allowance	(3,396)	(9,537)

Deferred tax assets	65,927	166,999

Deferred tax liabilities:

Book premiums in excess of tax	(7,769)	(7,807)

Mortgage loans	(18,857)	(13,680)

Premises and equipment	(5,064)	(11,736)

Basis difference in home equity investment	(1,465)	(1,472)

Mortgage servicing rights	(5,587)	(9,836)

Other	(503)	(313)

Total gross deferred tax liabilities	(39,245)	(44,844)

Net deferred tax assets	$26,682	$122,155

The valuation allowance for deferred tax assets of $3.4 million at December 31, 2001 relates primarily to the portion of the tax reserves which may not be realized for New York State and New York City tax purposes. The $6.1 million reduction of the valuation allowance was from the realization of a portion of the tax reserves for New York State and New York City tax purposes. At December 31, 2001, we had alternative minimum tax credit carryforwards for federal tax purposes of approximately $3.1 million. Federal income tax net operating loss carryforwards of approximately $57.0 million will expire in the year 2012.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14)  Earnings Per Common Share

The following table is a reconciliation of basic and diluted EPS:

	For the Year Ended December 31,

	2001		2000		1999

	Basic	Diluted	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (1)	EPS	EPS (2)	EPS	EPS (3)

Income before cumulative effect of accounting change	$225,154	$225,154	$216,549	$216,549	$235,670	$235,670

Preferred dividends	(6,000)	(6,000)	(6,000)	(6,000)	(6,000)	(6,000)

	219,154	219,154	210,549	210,549	229,670	229,670

Cumulative effect of accounting change	(2,294)	(2,294)	—	—	—	—

Net income available to common shareholders	$216,860	$216,860	$210,549	$210,549	$229,670	$229,670

Total weighted average basic common shares outstanding	90,450	90,450	95,906	95,906	102,703	102,703

Effect of dilutive securities:

Options	—	1,724	—	1,529	—	2,311

Total weighted average diluted common shares outstanding	90,450	92,174	95,906	97,435	102,703	105,014

Earnings per common share:

Income before cumulative effect of accounting change	$2.43	$2.38	$2.20	$2.16	$2.24	$2.19

Cumulative effect of accounting change, net of tax	(0.03)	(0.03)	—	—	—	—

Net earnings per common share	$2.40	$2.35	$2.20	$2.16	$2.24	$2.19

(1)	Options to purchase 514,304 shares of common stock at prices between $28.31 per share and $29.88 per share were outstanding as of December 31, 2001, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 2001.

(2)	Options to purchase 3,096,204 shares of common stock at prices between $16.13 per share and $29.88 per share were outstanding as of December 31, 2000, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 2000.

(3)	Options to purchase 1,599,504 shares of common stock at prices between $21.07 per share and $29.88 per share were outstanding as of December 31, 1999, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the year ended December 31, 1999.

(15)  Comprehensive Income

The components of comprehensive income, other than net income, are as follows:

	Before-Tax	Tax	Net-of-Tax
	Amount	(Expense) Benefit	Amount

For the Year Ended December 31, 2001(In Thousands)
Net unrealized gains on securities arising during the year	$198,905	$(83,814)	$115,091

Amortization of unrealized loss on securities transferred to held-to-maturity	6,875	(2,890)	3,985

Other comprehensive income	$205,780	$(86,704)	$119,076

For the Year Ended December 31, 2000 (In Thousands)
Net unrealized gains on securities arising during the year and other comprehensive income	$396,251	$(173,096)	$223,155

For the Year Ended December 31, 1999 (In Thousands)
Net unrealized losses on securities arising during the year	$(578,921)	$249,709	$(329,212)

Reclassification adjustment for gains included in net income	(739)	319	(420)

Other comprehensive loss	$(579,660)	$250,028	$(329,632)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(16)  Benefit Plans

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefits plan:

	At or For the Year Ended December 31,

			Other Postretirement
	Pension Benefits		Benefits

(In Thousands)	2001	2000	2001	2000

Change in benefit obligation:

Benefit obligation at beginning of year	$126,537	$118,677	$12,566	$12,436

Service cost	1,925	1,674	187	201

Interest cost	8,979	8,661	895	915

Actuarial loss	3,640	5,634	1,060	225

Benefits paid	(8,202)	(8,109)	(1,262)	(1,211)

Benefit obligation at end of year	$132,879	$126,537	$13,446	$12,566

Change in plan assets:

Fair value of plan assets at beginning of year	$170,787	$175,236	$—	$—

Actual return on plan assets	(10,482)	2,951	—	—

Employer contribution	451	709	1,262	1,211

Benefits paid	(8,202)	(8,109)	(1,262)	(1,211)

Fair value of plan assets at end of year	$152,554	$170,787	$—	$—

Funded status	$19,675	$44,250	$(13,446)	$(12,566)

Unrecognized net actuarial loss (gain)	6,985	(20,835)	(6,107)	(7,603)

Unrecognized prior service cost	1,360	957	246	287

Unrecognized transition asset	(243)	(347)	—	—

Net amount recognized	$27,777	$24,025	$(19,307)	$(19,882)

Amounts recognized in the consolidated statement of financial condition consist of:

Prepaid benefit cost	$41,069	$36,303	$—	$—

Accrued benefit liability	(13,471)	(12,278)	(19,307)	(19,882)

Intangible asset	179	—	—	—

Net amount recognized	$27,777	$24,025	$(19,307)	$(19,882)

			Expected Return		Rate of
Weighted-average assumptions:	Discount Rate		on Plan Assets		Compensation Increase

	2001	2000	2001	2000	2001	2000

Pension Benefit Plans:

Astoria Federal Pension Plan	7.25%	7.50%	8.00%	8.00%	5.00%	5.00%

Astoria Federal Excess Benefit and Supplemental Benefit Plans	6.00	6.00	N/A	N/A	8.00	8.00

Astoria Federal Directors’ Retirement Plan	6.00	6.00	N/A	N/A	4.00	4.00

The Greater Directors’ Retirement Plan	6.00	6.00	N/A	N/A	N/A	N/A

LIB Directors’ Retirement Plan	6.00	6.00	N/A	N/A	N/A	N/A

Other Postretirement Benefit Plan:

Astoria Federal Retiree Health Care Plan	7.25	7.50	N/A	N/A	N/A	N/A

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For measurement purposes for the Astoria Federal Retiree Health Care Plan, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter.

The components of net periodic (benefit) cost are as follows:

	For the Year Ended December 31,

				Other Postretirement
	Pension Benefits			Benefits

(In Thousands)	2001	2000	1999	2001	2000	1999

Service cost	$1,925	$1,674	$2,033	$187	$201	$204

Interest cost	8,979	8,661	8,456	895	915	884

Expected return on plan assets	(13,331)	(13,676)	(12,570)	—	—	—

Amortization of prior service (benefit)cost	(403)	(525)	(525)	41	41	40

Recognized net actuarial gain	(367)	(2,193)	(66)	(437)	(541)	(453)

Amortization of transition asset	(104)	(104)	(104)	—	—	—

Net periodic (benefit)cost	$(3,301)	$(6,163)	$(2,776)	$686	$616	$675

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
(In Thousands)	Point Increase	Point Decrease

Effect on total service and interest cost components	$100	$(82)

Effect on the postretirement benefit obligation	954	(797)

Included in the tables of Pension Benefits on page 97 and above are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors’ Retirement Plan, The Greater Directors’ Retirement Plan and the LIB Directors’ Retirement Plan, which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

	At December 31,

(In Thousands)	2001	2000

Projected benefit obligation	$14,665	$13,877

Accumulated benefit obligation	10,955	9,804

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 10% of their pre-tax base salary, not to exceed $10,500 for the calendar year ending December 31, 2001. Matching contributions, if any, may be made at the discretion of Astoria Federal. No such contributions were made for 2001, 2000 and 1999. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plans and Trusts

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan. To fund the purchase of the ESOP shares, the ESOP borrowed funds from us. The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds. Astoria Federal’s contributions may be reduced by investment earnings realized and, prior to 2010, dividends paid on unallocated shares. Dividends paid on unallocated shares, which reduced Astoria Federal’s contribution to the ESOP, totaled $3.5 million for the year ended December 31, 2001 and $3.1 million

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

for the year ended December 31, 2000. The ESOP loans had an aggregate outstanding principal balance of $37.2 million at December 31, 2001 and $38.2 million at December 31, 2000.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 279,546 for the year ended December 31, 2001, 351,442 for the year ended December 31, 2000 and 477,714 for the year ended December 31, 1999. As of December 31, 2001, 5,364,018 shares which had a fair value of $141.9 million remain unallocated. In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution totaled $1.3 million for the year ended December 31, 2001 and $1.0 million for the year ended December 31, 2000, and will total not less than $1.2 million each year through 2009. After 2009, an annual cash contribution equal to all dividends paid on unallocated shares remaining will be made through the maturity or repayment of the loans.

We recorded compensation expense relating to the ESOP of $9.3 million for the year ended December 31, 2001, $6.3 million for the year ended December 31, 2000 and $9.8 million for the year ended December 31, 1999, which was equal to the shares allocated by the ESOP multiplied by the average estimated fair value of our common stock during the year of allocation, plus, for the years ended December 31, 2001 and 2000, the cash contribution made to participant accounts.

(17)  Stock and Stock Option Plans

In 1999, we adopted the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, or the 1999 Employee Option Plan, and the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors’ Option Plan. As a result of the adoption of these option plans, all previous employee and director option plans were frozen and no further option grants will be made pursuant to those plans. The number of shares reserved for issuance under the 1999 Employee Option Plan was 5,000,000 and the number of shares reserved for issuance under the 1999 Directors’ Option Plan was 350,000. In the aggregate, under all option plans and arrangements, at December 31, 2001, we had 6,893,950 options outstanding, of which 3,314,250 were exercisable by directors, officers, key employees and former directors and officers of Fidelity, The Greater and LIB.

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

Upon consummation of the acquisitions of Fidelity, The Greater and LIB, we converted options previously granted to certain executive officers and employees of those institutions. Options converted for these three acquisitions totaled 4,254,410 and became 100% exercisable upon the consummation of the acquisitions. Also, pursuant to the three merger agreements, we granted to members of the former Boards of Directors of the acquired institutions options to acquire 224,000 shares of our common stock at the then current market prices. For all options granted to members of such former Boards of Directors, the maximum term of the options granted is ten years and the options were immediately exercisable at the grant date.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for our fixed stock option plans. Had compensation cost for these stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, our net income and earnings per common share would have been reduced to the pro forma amounts indicated on the following page:

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	For the Year Ended December 31,

(In Thousands, Except Per Share Data)	2001	2000	1999

Net income:

As reported	$222,860	$216,549	$235,670

Pro forma	$219,063	$214,263	$234,103

Basic earnings per common share:

As reported	$2.40	$2.20	$2.24

Pro forma	$2.36	$2.17	$2.22

Diluted earnings per common share:

As reported	$2.35	$2.16	$2.19

Pro forma	$2.31	$2.14	$2.17

Activity in our option plans is summarized as follows:

	For the Year Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year:	7,657,202	$14.95	7,669,230	$12.34	9,281,474	$10.35

Granted	1,094,700	25.21	1,182,400	24.24	1,171,400	15.33

Canceled	(59,006)	(21.36)	(141,706)	(20.20)	(98,028)	(22.14)

Exercised	(1,798,946)	(10.86)	(1,052,722)	(5.66)	(2,685,616)	(6.40)

Outstanding at end of year	6,893,950	$17.59	7,657,202	$14.95	7,669,230	$12.34

Options exercisable at end of year	3,314,250		5,003,602		5,658,086

Options to purchase 1,949,500 shares at December 31, 2001, 3,044,200 shares at December 31, 2000, and 4,226,600 shares at December 31, 1999 were available for future grants under the employee and director option plans.

The following table summarizes information about our stock options outstanding at December 31, 2001:

			Options Outstanding				Options Exercisable

				Weighted		Weighted		Weighted
			Number	Average Remaining		Average	Number	Average
Exercise Prices			of Options	Contractual Life		Exercise Price	of Options	Exercise Price

$3.75	to	$6.25	1,765,244	1.96	years	$5.90	1,765,244	$5.90

6.49	to	14.94	1,347,148	6.72		13.54	461,348	10.95

15.08	to	24.63	1,060,754	6.48		21.13	489,354	19.50

24.84	to	25.16	1,143,800	8.79		24.86	64,000	25.16

25.25	to	29.88	1,577,004	8.61		26.50	534,304	28.94

3.75	to	29.88	6,893,950	6.24	years	$17.59	3,314,250	$12.70

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	For the Year Ended December 31,

	2001	2000	1999

Dividend yield	2.35%	2.10%	3.00%

Expected stock price volatility	26.06	26.50	24.91

Risk-free interest rates based upon equivalent-term U.S Treasury rates	4.45	4.77	6.60

Expected option lives	5.96 years	5.96 years	5.96 years

The following table summarizes the weighted average fair value of the stock options granted:

	For the Year Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	Granted	Fair Value	Granted	Fair Value	Granted	Fair Value

Employees	1,042,700		1,138,400		1,123,400

Outside directors	52,000		44,000		48,000

	1,094,700	$6.48	1,182,400	$6.48	1,171,400	$4.00

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

(18)  Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2001, Astoria Federal was in compliance with all regulatory capital requirements.

The following table sets forth the regulatory capital calculations for Astoria Federal:

	At December 31, 2001

	Capital		Actual		Excess
(Dollars in Thousands)	Requirement	%	Capital	%	Capital	%

Tangible	$334,030	1.50%	$1,309,138	5.88%	$975,108	4.38%

Leverage	890,747	4.00	1,309,138	5.88	418,391	1.88

Risk-based	809,311	8.00	1,391,423	13.75	582,112	5.75

	At December 31, 2000

	Capital		Actual		Excess
(Dollars in Thousands)	Requirement	%	Capital	%	Capital	%

Tangible	$334,278	1.50%	$1,500,998	6.74%	$1,166,720	5.24%

Leverage	891,409	4.00	1,500,998	6.74	609,589	2.74

Risk-based	784,689	8.00	1,580,929	16.12	796,240	8.12

Astoria Federal’s Tier I risked-based capital ratio was 12.94% at December 31, 2001 and 15.30% at December 31, 2000.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Deposit Insurance Corporation shall be considered a “well capitalized” institution. As of December 31, 2001 and 2000, Astoria Federal was a “well capitalized” institution.

(19)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” or SFAS No. 107, requires disclosure of estimated fair value information for financial instruments we hold. Fair values are most commonly derived from quoted market prices available in formal trading marketplaces. In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces. Accordingly, in cases where quoted market prices are not available, fair values are derived or estimated based on a variety of valuation techniques. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value. As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the carrying amounts and estimated fair values of our financial instruments:

	At December 31,

	2001		2000

	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:

Federal funds sold and repurchase agreements	$1,309,164	$1,309,164	$171,525	$171,525

Securities available-for-sale	3,549,183	3,549,183	7,703,222	7,703,222

Securities held-to-maturity	4,463,928	4,468,200	1,712,191	1,697,417

Federal Home Loan Bank of New York stock	250,450	250,450	285,250	285,250

Loans held-for-sale	43,390	43,927	15,699	15,865

Loans receivable, net	12,084,976	12,401,177	11,342,364	11,502,270

Mortgage servicing rights, net	35,295	41,967	40,962	55,523

Bank owned life insurance	242,751	242,751	251,565	251,565

Financial Liabilities:

Deposits	10,903,693	11,035,102	10,071,687	10,117,592

Borrowed funds	9,698,587	10,157,647	10,197,371	10,244,578

Guaranteed preferred beneficial interest in junior subordinated debentures	125,000	127,969	125,000	117,500

Outstanding commitments to originate or purchase loans	917,436	917,436	407,019	407,186

Outstanding commitments to sell loans	80,561	80,561	18,926	18,766

Outstanding commitments to fund unused lines of credit	251,702	251,702	191,429	191,429

Interest rate caps	3,394	3,394	—	—

Interest rate swaps	—	—	—	(1,783)

Methods and assumptions used to estimate fair values are stated below:

Federal Funds Sold and Repurchase Agreements
The carrying amounts of federal funds sold and repurchase agreements approximate fair values since all mature in one month or less.

Securities Available-for-Sale and Held-to-Maturity
Fair values for all securities are based on published or securities dealers’ market values.

Federal Home Loan Bank of New York Stock
The carrying amount of FHLB-NY stock equals cost. The fair value of FHLB-NY stock approximates the carrying amount.

Loans Held-for-Sale
The fair value of loans held-for-sale was determined by outstanding investor commitments, or in the absence of such commitments, current investor yield requirements.

Loans Receivable, net
Fair values of loans are calculated by discounting the expected future cash flows of pools of loans with similar characteristics. The loans are first segregated by type, such as one-to-four family, multi-family, commercial real estate, construction and consumer and other, and then further segregated into fixed and adjustable rate and seasoned and nonseasoned categories. Expected future cash flows are then projected based on contractual cash flows, adjusted for prepayments. Prepayment estimates are based on a variety of factors including our experience

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

with respect to each loan category, the effect of current economic and lending conditions and regional statistics for each loan category, if available. The discount rates used are based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term.

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

Deposits
The fair values of deposits with no stated maturity, such as savings accounts, NOW accounts, money market accounts and demand deposits, are equal to the amount payable on demand. The fair values of certificates of deposit are based on discounted contractual cash flows using rates which approximate the rates we offer for deposits of similar remaining maturities.

Borrowed Funds
Fair value estimates are based on securities dealers’ estimated market values, when available, or discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures
Fair value estimates are based on securities dealers’ estimated market values.

Outstanding Commitments
Fair values of commitments outstanding are estimated based on the rates that would be charged for similar agreements, considering the remaining term of the agreement and the rate offered.

Interest Rate Caps and Interest Rate Swaps
Fair values for interest rate caps and interest rate swaps are based on securities dealers’ estimated market values.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(20)  Condensed Parent Company Only Financial Statements

The following condensed parent company only financial statements reflect our investments in our wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc. using the equity method of accounting:

Astoria Financial Corporation — Condensed Statements of Financial Condition

	At December 31,

(In Thousands)	2001	2000

Assets:

Cash	$3,315	$17

Federal funds sold and repurchase agreements	248,374	26,525

Other securities available-for-sale	135	632

ESOP loan receivable	37,176	38,198

Accrued interest receivable	84	27

Deferred tax asset	217	219

Other assets	7,078	11,698

Investment in Astoria Federal	1,506,548	1,606,409

Investment in Astoria Capital Trust I	3,929	3,929

Investment in AF Insurance Agency, Inc.	616	141

Total assets	$1,807,472	$1,687,795

Liabilities and stockholders’ equity:

Other borrowings	$99,099	$39,480

Other liabilities	4,843	1,919

Dividends payable	2,000	2,000

Amounts due to subsidiaries	30,078	2,367

Junior subordinated debentures	128,866	128,866

Stockholders’ equity	1,542,586	1,513,163

Total liabilities and stockholders’ equity	$1,807,472	$1,687,795

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation — Condensed Statements of Income

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Interest income:

Federal funds sold and repurchase agreements and other securities	$2,837	$2,171	$2,000

ESOP loan receivable	2,292	2,533	2,508

Total interest income	5,129	4,704	4,508

Interest expense on borrowed funds	6,068	4,401	107

Net interest (expense) income	(939)	303	4,401

Non-interest income	—	—	846

Cash dividends from subsidiaries	502,935	137,630	44,000

Non-interest expense:

Compensation and benefits	1,380	2,058	1,062

Capital trust securities	12,793	12,812	2,235

Other	1,554	1,853	1,508

Total non-interest expense	15,727	16,723	4,805

Income before income taxes and equity in (overdistributed) undistributed earnings of subsidiaries	486,269	121,210	44,442

Income tax (benefit) expense	(6,757)	(6,661)	301

Income before equity in (overdistributed) undistributed earnings of subsidiaries	493,026	127,871	44,141

Equity in (overdistributed) undistributed earnings of subsidiaries (1)	(270,166)	88,678	191,529

Net income	$222,860	$216,549	$235,670

(1)	The equity in overdistributed earnings of subsidiaries for the year ended December 31, 2001 represents dividends paid to us in excess of our subsidiaries’ current year earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation — Condensed Statements of Cash Flows

	For the Year Ended December 31,

(In Thousands)	2001	2000	1999

Cash flows from operating activities:

Net income	$222,860	$216,549	$235,670

Adjustments to reconcile net income to cash provided by operating activities:

Equity in overdistributed (undistributed) earnings of subsidiaries	270,166	(88,678)	(191,529)

(Increase) decrease in accrued interest receivable	(57)	1	21

Amortization of premium net of accretion of discount	589	712	16

Net gain on sales of securities	—	—	(846)

Decrease (increase) in other assets net of other liabilities and amounts due subsidiaries	5,777	(5,461)	(834)

Net cash provided by operating activities	499,335	123,123	42,498

Cash flows from investing activities:

Purchases of securities available-for-sale	—	—	(6,932)

Proceeds from maturities and principal payments on securities available-for-sale	500	—	4,215

Proceeds from sales of securities available-for-sale	—	—	7,779

Investment in Astoria Federal	—	—	(41,250)

Investment in Astoria Capital Trust I	—	—	(3,866)

Investment in AF Insurance Agency, Inc.	—	(10)	—

Principal payments on ESOP loan receivable	1,022	1,281	2,646

Net cash provided by (used in) investing activities	1,522	1,271	(37,408)

Cash flows from financing activities:

Net increase in other borrowings	60,000	—	40,000

Fees paid on other borrowings	(970)	(850)	(400)

Issuance of junior subordinated debentures	—	—	128,866

Repurchase of common stock	(289,087)	(84,553)	(159,367)

Cash received for options exercised	19,099	5,797	16,725

Cash dividends paid to stockholders	(64,752)	(57,889)	(58,353)

Net cash used in financing activities	(275,710)	(137,495)	(32,529)

Net increase (decrease) in cash and cash equivalents	225,147	(13,101)	(27,439)

Cash and cash equivalents at the beginning of the year	26,542	39,643	67,082

Cash and cash equivalents at the end of the year	$251,689	$26,542	$39,643

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended December 31, 2001

	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

Interest income	$372,553	$362,989	$358,721	$344,300

Interest expense	249,192	244,876	244,496	230,625

Net interest income	123,361	118,113	114,225	113,675

Provision for loan losses	1,002	1,023	1,001	1,002

Net interest income after provision for loan losses	122,359	117,090	113,224	112,673

Non-interest income	22,712	25,622	26,915	25,725

Total income	145,071	142,712	140,139	138,398

General and administrative expense	44,659	44,436	43,362	43,950

Net amortization of mortgage servicing rights	3,115	1,836	2,825	3,093

Goodwill litigation	1,021	852	243	80

Capital trust securities	3,104	3,104	3,104	3,104

Amortization of goodwill	4,811	4,810	4,811	4,810

Income before income tax expense and cumulative effect of accounting change	88,361	87,674	85,794	83,361

Income tax expense	31,651	30,489	29,342	28,554

Income before cumulative effect of accounting change	56,710	57,185	56,452	54,807

Cumulative effect of accounting change, net of tax	(2,294)	—	—	—

Net income	$54,416	$57,185	$56,452	$54,807

Basic earnings per common share: (1)

Income before accounting change	$0.60	$0.61	$0.61	$0.62

Cumulative effect of accounting change, net of tax	$(0.03)	$—	$—	$—

Net earnings per common share	$0.57	$0.61	$0.61	$0.62

Diluted earnings per common share: (1)

Income before accounting change	$0.58	$0.59	$0.60	$0.61

Cumulative effect of accounting change, net of tax	$(0.03)	$—	$—	$—

Net earnings per common share	$0.55	$0.59	$0.60	$0.61

	For the Year Ended December 31, 2000

	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

Interest income	$378,519	$377,556	$379,999	$381,860

Interest expense	246,317	249,624	255,439	259,538

Net interest income	132,202	127,932	124,560	122,322

Provision for loan losses	1,000	1,005	1,003	1,006

Net interest income after provision for loan losses	131,202	126,927	123,557	121,316

Non-interest income	18,345 (2)	20,152 (3)	18,354	20,902

Total income	149,547	147,079	141,911	142,218

General and administrative expense	46,281	43,562	43,547	47,852 (4)

Net amortization of mortgage servicing rights	1,422	1,871	2,036	3,178

Goodwill litigation	2,513	1,774	2,149	2,144

Capital trust securities	3,112	3,104	3,108	3,111

Amortization of goodwill	4,824	4,824	4,824	4,824

Income before income tax expense	91,395	91,944	86,247	81,109

Income tax expense	35,898	36,084	32,558	29,606

Net income	$55,497	$55,860	$53,689	$51,503

Basic earnings per common share (1)	$0.55	$0.56	$0.55	$0.53

Diluted earnings per common share (1)	$0.55	$0.56	$0.54	$0.52

(1)	Per share data has been adjusted for the two-for-one common stock split in the form of a 100% stock dividend on December 3, 2001.

(2)	Includes a $1.2 million net gain on the sale of a former Long Island Savings Bank banking office.

(3)	Includes a $2.8 million net gain on the sale of the former Long Island Bancorp, Inc. headquarters.

(4)	Includes a $5.4 million charge for an executive severance payment.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit	Identification of Exhibit

2.1	Agreement and Plan of Merger dated as of the 2nd day of April, 1998 by and between Astoria Financial Corporation and Long Island Bancorp, Inc., as amended. (1)

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998. (2)

3.2	Bylaws of Astoria Financial Corporation. (3)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (4)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (5)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended. (5)

4.4	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. (6)

4.5	Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. (*)

4.6	Rights Agreement between Astoria Financial Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. (6)

4.7	Amendment No. 1 to Rights Agreement, dated as of April 2, 1998 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C. (1)

4.8	Amendment No. 2 to Rights Agreement, dated as of September 15, 1999 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent. (7)

4.9	Form of Rights Certificate. (6)

4.10	Certificate of Designations, Preferences and Rights of 12% Noncumulative, Perpetual Preferred Stock, Series B. (8)

4.11	Astoria Financial Corporation Specimen 12% Noncumulative, Perpetual Preferred Stock, Series B Certificate. (9)

4.12	Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (10)

Exhibit	Identification of Exhibit

4.13	Form of Certificate of Junior Subordinated Debenture. (10)

4.14	Form of Certificate of Exchange Junior Subordinated Debenture. (10)

4.15	Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (10)

4.16	Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (10)

4.17	Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (10)

4.18	Form of Exchange Capital Security Certificate for Astoria Capital Trust I. (10)

4.19	Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (10)

4.20	Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (10)

4.21	Form of Capital Security Certificate of Astoria Capital Trust I. (10)

4.22	Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (11)

10.1	Agreement dated as of December 28, 2000 by and between Astoria Federal Savings and Loan Association, Astoria Financial Corporation, the Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust and The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust. (5)

10.2	Amended and Restated Loan Agreement by and between Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust and Astoria Financial Corporation made and entered into as of January 1, 2000. (5)

10.3	Promissory Note of Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust dated January 1, 2000. (5)

10.4	Pledge Agreement made as of January 1, 2000 by and between Astoria Federal Savings and Loan Association Employee Stock Ownership Plan Trust and Astoria Financial Corporation. (5)

Exhibit	Identification of Exhibit

10.5	Amended and Restated Loan Agreement by and between The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial Corporation made and entered into as of January 1, 2000. (5)

10.6	Promissory Note of The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust dated January 1, 2000. (5)

10.7	Pledge Agreement made as of January 1, 2000 by and between The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial Corporation. (5)

10.8	Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective February 21, 1996. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

10.9	The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as amended. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

10.10	Astoria Financial Corporation Death Benefit Plan for Outside Directors. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

10.11	Deferred Compensation Plan for Directors of Astoria Financial Corporation. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (12)

10.12	Astoria Financial Corporation 1993 Incentive Stock Option Plan, as amended. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

10.13	Astoria Financial Corporation 1993 Stock Option Plan For Outside Directors, as amended. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

10.14	1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

Exhibit	Identification of Exhibit

10.15	1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

10.16	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (13)

10.17	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (13)

10.18	Amendment to Section 4.5 of the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (5)

10.19	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

10.20	Astoria Financial Corporation Executive Officer Annual Incentive Plan. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (13)

10.21	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.22	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.23	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.24	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

Exhibit	Identification of Exhibit

10.25	Employment Termination and Release Agreement by and among John J. Conefry, Jr., Astoria Federal Savings and Loan Association and Astoria Financial Corporation. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (5)

10.26	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.27	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.28	Astoria Financial Corporation Amended and Restated Employment Agreement with Thomas W. Drennan, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.29	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Thomas W. Drennan, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.30	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.31	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.32	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.33	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

Exhibit	Identification of Exhibit

10.34	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.35	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. Destefano. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.36	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Frank E. Fusco. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.37	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Gary T. McCann. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.38	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.39	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (14)

10.40	Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Harold R. Leistmann. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (5)

10.41	Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (5)

Exhibit	Identification of Exhibit

10.42	Retirement Medical and Dental Benefit Policy for Senior Officers. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

10.43	Form of Option Conversion Agreement by and between Astoria Financial Corporation and Mr. Thomas V. Powderly. (15)

10.44	Form of Option Conversion Agreement by and between Astoria Financial Corporation and Former Officer or Director of Long Island Bancorp, Inc. dated September 30, 1998. (16)

10.45	Option Conversion Certificates of Robert J. Conway, Lawrence W. Peters, Leo J. Waters and Donald D. Wenk. (3)

10.46	Trust Agreement, dated as of January 31, 1995 between Astoria Financial Corporation and State Street Bank and Trust Company. (15)

10.47	Astoria Federal Savings and Loan Association Recognition and Retention Plan for Officers and Employees. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (3)

10.48	Option Conversion Agreement by and between Astoria Financial Corporation and Mr. Gerard C. Keegan. This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report. (9)

10.49	Astoria Financial Corporation Litigation Advisory Committee Consulting Agreement with John J. Conefry, Jr. (3)

10.50	Letter Agreement dated April 2, 1998 by and between John J. Conefry, Jr. and Astoria Financial Corporation. (3)

10.51	Letter Agreement dated April 2, 1998 by and between Lawrence W. Peters and Astoria Financial Corporation. (3)

11.1	Statement regarding computation of earnings per share. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23	Consent of Independent Auditors. (*)

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002, which will be filed with the SEC within 120 days from December 31, 2001, is incorporated herein by reference.

*	Filed herewith. Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the SEC website: www.sec.gov/edaux/searches.htm

(1)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K/A, dated April 2, 1998, and filed with the Securities and Exchange Commission on April 10, 1998, as amended by the First Amendment, incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 29, 1998 and the Second Amendment, incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 10, 1998.

(2)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(3)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999.

(4)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(5)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 26, 2001.

(6)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form 8-K/A dated July 17, 1996, filed with the Securities and Exchange Commission in August 1996.

(7)	Incorporated by reference to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 13, 1999.

(8)	Incorporated by reference to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on June 24, 1997.

(9)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.

(10)	Incorporated by reference to Form S-4 Registration Statement as filed with the Securities and Exchange Commission on February 18, 2000.

(11)	Incorporated by reference to Form 424B3 Prospectus Supplement as filed with the Securities and Exchange Commission on February 1, 2000.

(12)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996.

(13)	Incorporated by reference to Astoria Financial Corporation’s Form 14-A Definitive Proxy Statement filed on April 8, 1999.

(14)	Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000.

(15)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated January 31, 1995, filed with the Securities and Exchange Commission on February 10, 1995.

(16)	Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-8, dated September 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998.