Form 10-Q
period 2002-03-31
ASTORIA FINANCIAL CORP
filed 2002-05-15
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                         YES   /X/          NO    / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Classes of Common Stock                            Number of Shares Outstanding, April 30, 2002
               -----------------------                            --------------------------------------------

                    .01 Par Value                                                      89,929,751

                         PART I -- FINANCIAL INFORMATION

                                                                                    Page
Item 1. Financial Statements (Unaudited):

        Consolidated Statements of Financial Condition at March 31, 2002              2
        and December 31, 2001

        Consolidated Statements of Income for the Three Months                        3
        Ended March 31, 2002 and March 31, 2001

        Consolidated Statement of Changes in Stockholders' Equity for the             4
        Three Months Ended March 31, 2002

        Consolidated Statements of Cash Flows for the Three Months Ended              5
        March 31, 2002 and March 31, 2001

        Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and               8
        Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk                   27

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                            29

Item 2. Changes in Securities and Use of Proceeds                                    30

Item 3. Defaults Upon Senior Securities                                              30

Item 4. Submission of Matters to a Vote of Security Holders                          30

Item 5. Other Information                                                            30

Item 6. Exhibits and Reports on Form 8-K                                             30

        (a)  Exhibits
             (11)  Statement Regarding Computation of Per Share Earnings

        (b)  Reports on Form 8-K

        Signatures                                                                   31

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                               AT                         AT
                                                                                            MARCH 31,                DECEMBER 31,
(In Thousands, Except Share Data)                                                             2002                       2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                                   $   157,696                $   144,694
Federal funds sold and repurchase agreements                                                  681,890                  1,309,164
Available-for-sale securities:
  Encumbered                                                                                2,480,426                  3,176,977
  Unencumbered                                                                                443,711                    372,206
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            2,924,137                  3,549,183
Held-to-maturity securities, fair value of $4,780,980 and $4,468,200, respectively:
  Encumbered                                                                                4,655,146                  4,201,503
  Unencumbered                                                                                142,693                    262,425
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            4,797,839                  4,463,928
Federal Home Loan Bank of New York stock, at cost                                             242,973                    250,450
Loans held-for-sale                                                                            28,414                     43,390
Loans receivable:
  Mortgage loans, net                                                                      12,145,360                 11,924,134
  Consumer and other loans, net                                                               263,172                    243,127
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           12,408,532                 12,167,261
  Allowance for loan losses                                                                   (82,947)                   (82,285)
---------------------------------------------------------------------------------------------------------------------------------
Total loans receivable, net                                                                12,325,585                 12,084,976
Mortgage servicing rights, net                                                                 35,708                     35,295
Accrued interest receivable                                                                    96,979                     96,273
Premises and equipment, net                                                                   151,283                    149,753
Goodwill                                                                                      185,151                    185,151
Bank owned life insurance                                                                     347,013                    242,751
Other assets                                                                                  132,302                    112,698
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $22,106,970                $22,667,706
=================================================================================================================================

LIABILITIES:
  Deposits:
    Savings                                                                               $ 2,690,731                $ 2,588,143
    Money market                                                                            1,962,684                  1,955,286
    NOW                                                                                     1,232,982                  1,199,966
    Certificates of deposit                                                                 5,210,408                  5,160,298
---------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                           11,096,805                 10,903,693
  Reverse repurchase agreements                                                             6,885,000                  7,385,000
  Federal Home Loan Bank of New York advances                                               1,664,450                  1,914,000
  Other borrowings, net                                                                       399,377                    399,587
  Mortgage escrow funds                                                                       160,428                    116,395
  Accrued expenses and other liabilities                                                      220,551                    281,445
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          20,426,611                 21,000,120

Guaranteed preferred beneficial interest in junior subordinated debentures (capital
  trust securities)                                                                           125,000                    125,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized:
    Series A (1,225,000 shares authorized and -0- shares issued and outstanding)                   --                         --
    Series B (2,000,000 shares authorized, issued and outstanding)                              2,000                      2,000
  Common stock, $.01 par value; (200,000,000 shares authorized;
    110,996,592 shares issued; and 90,073,751 and 90,766,744 shares
    outstanding, respectively)                                                                  1,110                      1,110
  Additional paid-in capital                                                                  828,142                    822,652
  Retained earnings                                                                         1,244,770                  1,207,742
  Treasury stock (20,922,841 and 20,229,848 shares, at cost, respectively)                   (484,348)                  (459,471)
  Accumulated other comprehensive loss:
    Net unrealized loss on securities, net of taxes                                            (7,289)                    (1,967)
  Unallocated common stock held by ESOP                                                       (29,026)                   (29,480)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  1,555,359                  1,542,586
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $22,106,970                $22,667,706
=================================================================================================================================

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------------
(In Thousands, Except Share Data)                                    2002              2001
---------------------------------------------------------------------------------------------------
Interest income:
  Mortgage loans                                                     $202,798          $203,191
  Consumer and other loans                                              3,802             4,879
  Mortgage-backed securities                                          100,496           127,716
  Other securities                                                     19,656            32,089
  Federal funds sold and repurchase agreements                          4,138             4,678
---------------------------------------------------------------------------------------------------
Total interest income                                                 330,890           372,553
---------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                             78,227           105,564
  Borrowed funds                                                      134,632           143,628
---------------------------------------------------------------------------------------------------
Total interest expense                                                212,859           249,192
---------------------------------------------------------------------------------------------------
Net interest income                                                   118,031           123,361
Provision for loan losses                                               1,004             1,002
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   117,027           122,359
---------------------------------------------------------------------------------------------------
Non-interest income:
  Customer service and other loan fees                                 16,053            13,067
  Loan servicing fees                                                   3,233             3,980
  Net gain on sales of loans                                            1,549               333
  Income from bank owned life insurance                                 4,262             4,182
  Other                                                                 3,217             1,150
---------------------------------------------------------------------------------------------------
Total non-interest income                                              28,314            22,712
---------------------------------------------------------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits                                          26,068            23,107
    Occupancy, equipment and systems                                   13,175            12,981
    Federal deposit insurance premiums                                    505               497
    Advertising                                                         1,027             1,854
    Other                                                               7,075             6,220
---------------------------------------------------------------------------------------------------
  Total general and administrative                                     47,850            44,659
  Net amortization of mortgage servicing rights                         1,354             3,115
  Goodwill litigation                                                     279             1,021
  Capital trust securities                                              3,104             3,104
  Amortization of goodwill                                                 --             4,811
---------------------------------------------------------------------------------------------------
Total non-interest expense                                             52,587            56,710
---------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative effect
  of accounting change                                                 92,754            88,361
Income tax expense                                                     31,536            31,651
---------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                   61,218            56,710
Cumulative effect of accounting change, net of tax                         --            (2,294)
---------------------------------------------------------------------------------------------------
Net income                                                             61,218            54,416
Preferred dividends declared                                           (1,500)           (1,500)
---------------------------------------------------------------------------------------------------
Net income available to common shareholders                          $ 59,718          $ 52,916
---------------------------------------------------------------------------------------------------
Basic earnings per common share:
  Income before accounting change                                    $   0.70          $   0.60
  Cumulative effect of accounting change, net of tax                       --             (0.03)
---------------------------------------------------------------------------------------------------
  Net basic earnings per common share                                $   0.70          $   0.57
---------------------------------------------------------------------------------------------------
Diluted earnings per common share:
  Income before accounting change                                    $   0.69          $   0.58
  Cumulative effect of accounting change, net of tax                       --             (0.03)
---------------------------------------------------------------------------------------------------
  Net diluted earnings per common share                              $   0.69          $   0.55
---------------------------------------------------------------------------------------------------
Dividends per common share                                           $   0.17          $   0.13
---------------------------------------------------------------------------------------------------
Basic weighted average common shares                               85,478,138        93,509,362
Diluted weighted average common and common equivalent shares       87,041,932        95,396,688



See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                                                                                                         UNALLOCATED
                                                                                                          ACCUMULATED      COMMON
                                                                       ADDITIONAL                            OTHER         STOCK
                                                   PREFERRED   COMMON   PAID-IN     RETAINED   TREASURY  COMPREHENSIVE      HELD
(In Thousands, Except Share Data)        TOTAL       STOCK     STOCK    CAPITAL     EARNINGS     STOCK        LOSS         BY ESOP
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          $1,542,586    $2,000     $1,110  $822,652   $1,207,742   $(459,471)   $(1,967)      $(29,480)

Comprehensive income:
  Net income                              61,218        --         --        --       61,218          --         --             --
  Other comprehensive loss,
     net of tax:
     Net unrealized loss on
       securities                         (7,494)       --         --        --           --          --     (7,494)            --
     Amortization of unrealized loss
       on securities transferred to
       held-to-maturity                    2,172        --         --        --           --          --      2,172             --
                                        --------
Comprehensive income                      55,896
                                        --------

Common stock repurchased
  (1,206,200 shares)                     (36,548)       --         --        --           --     (36,548)        --             --

Dividends on common and preferred
  stock and amortization of
  purchase premium                       (16,988)       --         --      (324)     (16,664)         --         --             --

Exercise of stock options and
  related tax benefit
  (513,207 shares issued)                  8,016        --         --     3,871       (7,526)     11,671         --             --

Amortization relating to allocation
  of ESOP stock                            2,397        --         --     1,943           --          --         --            454
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002             $1,555,359    $2,000     $1,110  $828,142   $1,244,770   $(484,348)   $(7,289)      $(29,026)
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   --------------------------
(In Thousands)                                                                        2002             2001
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                      $    61,218        $  54,416
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Net accretion of discounts, premiums and deferred loan costs                       (1,972)         (10,595)
    Net provision for loan and real estate losses                                       1,004            1,016
    Depreciation and amortization                                                       2,768            3,202
    Net gain on sales of loans                                                         (1,549)            (333)
    Proceeds from sales of loans held-for-sale, net of originations                    16,525           (9,674)
    Amortization of goodwill                                                               --            4,811
    Cumulative effect of accounting change, net of tax                                     --            2,294
    Amortization of allocated and earned shares from ESOP                               2,397            1,602
    Increase in accrued interest receivable                                              (706)            (571)
    Mortgage servicing rights amortization and valuation
       allowance, net of capitalized amounts                                             (413)           2,634
    Income from bank owned life insurance                                              (4,262)          (4,182)
    (Increase) decrease in other assets                                               (15,829)           2,325
    Decrease in accrued expenses and other liabilities                                (57,023)         (41,006)
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               2,158            5,939
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Originations of loans held-for-investment                                      (1,052,660)        (437,433)
    Loan purchases through third parties                                             (454,598)        (258,518)
    Principal repayments on loans held-for-investment                               1,254,041          611,985
    Principal payments on mortgage-backed securities held-to-maturity                 759,606           65,790
    Principal payments on mortgage-backed securities available-for-sale               618,245          220,709
    Purchases of mortgage-backed securities held-to-maturity                       (1,109,091)              --
    Proceeds from maturities of other securities available-for-sale                        66           28,083
    Proceeds from maturities of other securities held-to-maturity                      25,316          138,297
    Redemption of FHLB stock                                                            7,477               --
    Proceeds from sales of real estate owned, net                                       1,262              825
    Purchases of premises and equipment, net of proceeds from sales                    (4,298)          (1,457)
    Purchases of bank owned life insurance                                           (100,000)              --
--------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                                   (54,634)         368,281
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net increase in deposits                                                          193,112          265,992
    Net decrease in reverse repurchase agreements                                    (500,000)              --
    Net decrease in FHLB of New York advances                                        (249,550)         (46,000)
    Net decrease in other borrowings                                                       --           (3,365)
    Increase in mortgage escrow funds                                                  44,033           43,192
    Cost to repurchase common stock                                                   (36,548)         (63,236)
    Cash dividends paid to stockholders                                               (16,988)         (14,468)
    Cash received for options exercised                                                 4,145           11,271
--------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                  (561,796)         193,386
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                 (614,272)         567,606
Cash and cash equivalents at beginning of period                                    1,453,858          307,251
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   839,586        $ 874,857
==============================================================================================================

Supplemental disclosures:
  Cash paid during the period:
    Interest                                                                      $   222,725        $ 253,338
==============================================================================================================
    Income taxes                                                                  $     7,481        $      62
==============================================================================================================
  Additions to real estate owned                                                  $       946        $   1,413
==============================================================================================================


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

In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of March 31, 2002 and December 31, 2001, our results of operations for the three months ended March 31, 2002 and 2001, changes in our stockholders' equity for the three months ended March 31, 2002 and our cash flows for the three months ended March 31, 2002 and 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated statements of financial condition as of March 31, 2002 and December 31, 2001, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2001 audited consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K.

2.    EARNINGS PER SHARE, OR EPS

The following table is a reconciliation of basic and diluted EPS.

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------------------------------------------
                                                         2002                                         2001
                                              -------------------------------------------------------------------------
                                               BASIC              DILUTED                   BASIC              DILUTED
(In Thousands, Except Per Share Data)           EPS               EPS (1)                    EPS               EPS (2)
-----------------------------------------------------------------------------------------------------------------------
Income before cumulative
  effect of accounting change                  $61,218             $61,218                 $56,710             $56,710
Preferred dividends declared                    (1,500)             (1,500)                 (1,500)             (1,500)
-----------------------------------------------------------------------------------------------------------------------
                                                59,718              59,718                  55,210              55,210
Cumulative effect of accounting
  change, net of tax                                --                  --                  (2,294)             (2,294)
-----------------------------------------------------------------------------------------------------------------------
Net income available to common
  shareholders                                 $59,718             $59,718                 $52,916             $52,916
-----------------------------------------------------------------------------------------------------------------------

Total weighted average basic
  common shares outstanding                     85,478              85,478                  93,509              93,509
Effect of dilutive securities:
  Options                                           --               1,564                      --               1,888
-----------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
  common shares outstanding                     85,478              87,042                  93,509              95,397
-----------------------------------------------------------------------------------------------------------------------

Earnings per common share:
Income before cumulative effect
  of accounting change                         $  0.70             $  0.69                 $  0.60             $  0.58
Cumulative effect of accounting
  change, net of tax                                --                  --                   (0.03)              (0.03)
-----------------------------------------------------------------------------------------------------------------------
Net earnings per common share                  $  0.70             $  0.69                 $  0.57             $  0.55
-----------------------------------------------------------------------------------------------------------------------

(1) Options to purchase 467,000 shares of common stock at prices between $29.06 per share and $29.88 per share were outstanding as of March 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2002.

(2) Options to purchase 520,304 shares of common stock at prices between $28.31 per share and $29.88 per share were outstanding as of March 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2001.

3.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. SFAS No. 141 requires that all business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method, and that goodwill and other intangible assets acquired in a business combination shall be accounted for in accordance with the provisions of SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Previously, goodwill and other intangible assets were amortized in determining net income. SFAS No. 142 assumes goodwill has an indefinite useful life and should not be amortized, but rather tested, at least annually, for impairment. SFAS No. 142 also provides specific guidance for testing goodwill for impairment.

Effective January 1, 2002, we ceased recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.21 per diluted common share, based on diluted weighted average common and common equivalent shares outstanding for the year ended December 31, 2001. Upon adoption of SFAS No. 142, we performed a transitional goodwill impairment evaluation. We identified a single reporting unit, for purposes of our goodwill impairment testing, and determined the fair value of this reporting unit to be in excess of its carrying value. As such, at the date of our adoption of SFAS No. 142, no indication of goodwill impairment exists.

The following table reconciles reported net income and earnings per share to net income and earnings per share excluding the amortization of goodwill.

                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                           ------------------------
(In Thousands, Except Per Share Data)         2002           2001
-------------------------------------------------------------------
Net income:
    Reported net income                      $61,218        $54,416
    Add back:  goodwill amortization              --          4,811
-------------------------------------------------------------------
    Adjusted net income                      $61,218        $59,227
===================================================================
Basic earnings per common share:
    Reported net income                      $  0.70        $  0.57
    Goodwill amortization                         --           0.05
-------------------------------------------------------------------
    Adjusted net income                      $  0.70        $  0.62
===================================================================
Diluted earnings per common share:
    Reported net income                      $  0.69        $  0.55
    Goodwill amortization                         --           0.05
-------------------------------------------------------------------
    Adjusted net income                      $  0.69        $  0.60
===================================================================

Mortgage servicing rights, or MSR, net totaled $35.7 million at March 31, 2002 and $35.3 million at December 31, 2001. MSR amortization for the three months ended March 31, 2002 totaled $2.2 million. As of March 31, 2002, estimated future MSR amortization through 2007 is as follows: $4.8 million for the remainder of 2002, $5.7 million for 2003, $4.8 million for 2004, $4.0 million for 2005, $3.4 million for 2006, and $2.8 million for 2007. Actual results may vary depending upon the level of repayments of the loans currently serviced.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, which replaced Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may,"

"outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

         - the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

         - there may be increases in competitive pressure among financial institutions or from non-financial institutions;

         - changes in the interest rate environment may reduce interest margins;

         - changes in deposit flows, loan demand or real estate values may adversely affect our business;

         - changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

         - general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

         -  legislation or regulatory changes may adversely affect our business;

         - technological changes may be more difficult or expensive than we anticipate;

         - success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or

         - litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

GENERAL

We are a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal. We are headquartered in Lake Success, New York and our primary business is the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities, and borrowed funds, primarily in one-to-four family mortgage loans and mortgage-backed securities, and, to a lesser extent, multi-family mortgage loans and commercial real estate loans. To a much smaller degree, we also invest in construction loans and consumer and other loans. In addition, Astoria Federal invests in U.S. Government and federal agency securities and other investments permitted by federal laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense and income tax expense. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense consists of net amortization of mortgage servicing rights, goodwill litigation expense, capital trust securities expense and, prior to January 1, 2002, amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

In addition to Astoria Federal, we have two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and variable annuity agent and property and casualty insurance broker. Through contractual agreements with The Treiber Group LLC and IFS Agencies, Inc., AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029 and prepayable at our option on or after November 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $2.66 billion for the three months ended March 31, 2002 and $1.06 billion for the three months ended March 31, 2001. The increase in loan and security repayments was primarily the result of the increase in mortgage loan refinance activity due to the lower interest rate environment during the first three months of 2002 compared to the same period in 2001. During the year ended December 31, 2001, the Federal Open Market Committee, or FOMC, reduced the federal funds rate on eleven separate occasions by a total of 475 basis points. Net cash provided by operating activities totaled $2.2 million during the three months ended March 31, 2002 and $5.9 million during the three months ended March 31, 2001. During the three months ended March 31, 2002, net borrowings decreased $749.8 million, while net deposits increased $193.1 million. During the three months ended March 31, 2001, net borrowings decreased $47.6 million, while net deposits increased $266.0 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits. Core deposits include savings, money market, NOW and demand deposit accounts. The net increases in deposits for the three months ended March 31, 2002 and 2001 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service.

Our primary use of funds is for the origination and purchase of mortgage loans. Cash flow in excess of mortgage and other loan fundings was primarily utilized for both the purchase of mortgage-backed securities and the repayment of borrowings during the quarter ended March 31, 2002. During the three months ended March 31, 2002, our gross originations and purchases of mortgage loans totaled $1.55 billion, compared to $709.0 million during the three months ended March 31, 2001. This increase was primarily attributable to the lower interest rate environment during the first quarter of 2002 compared to the first quarter of 2001, which resulted in an increase in mortgage refinance activity. Our loan originations have outpaced the increased level of repayments in the first quarter of 2002, resulting in an overall increase in our loan portfolio from December 31, 2001 to March 31, 2002. Purchases of mortgage-backed securities totaled $1.11 billion during the three months ended March 31, 2002. There were no securities purchases for the three months ended March 31, 2001.

The rapid decline in interest rates in 2001 resulted in a significant increase in loan and securities repayments which has continued during the first quarter of 2002. Should the pace of repayment activity remain at its recent levels and cash inflows continue to exceed mortgage and other loan fundings, we may continue to purchase mortgage-backed securities as we have done in the latter half of 2001 and through the first quarter of 2002. If repayment activity declines in the future, we will likely reduce our purchases of mortgage-backed securities. This activity is consistent with our strategy of repositioning the balance sheet with an emphasis on the origination of mortgage loans.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, with maturities of three months or less, our most liquid assets, totaled $839.6 million at March 31, 2002, compared to $1.45 billion at December 31, 2001. The decrease in our liquidity is primarily the result of the repayment of $750.0 million of borrowings which matured in the first quarter of 2002 and had a weighted average rate of 7.01%. Borrowings maturing in the next nine months total $1.05 billion with a weighted average rate of 6.66%. We have the flexibility to either repay or rollover such borrowings as they mature. In addition, we have $2.23 billion in certificates of deposit with a weighted average rate of 3.80% maturing over the next nine months. We expect to retain a significant portion of such deposits based on our competitive pricing and historical experience. Retained deposits and refinanced borrowings should carry lower weighted average rates, assuming that interest rates remain near their current levels.

The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to accelerate. When mortgage interest rates increase, the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers tend to prefer fixed rate mortgage loan products over variable rate products. Since we generally sell our fifteen year and thirty year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce our liquidity.

Stockholders' equity increased to $1.56 billion at March 31, 2002, from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $61.2 million, the effect of stock options exercised and related tax benefit of $8.0 million, and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $2.4 million. These increases were partially offset by repurchases of our common stock of $36.5 million, dividends declared of $17.0 million and a $5.3 million increase in accumulated other comprehensive loss, net of tax.

On March 1, 2002, we paid a quarterly cash dividend of $0.17 per share on shares of our common stock outstanding as of the close of business on February 15, 2002, totaling $15.5 million. During the three months ended March 31, 2002, we declared a cash dividend on our Series B Preferred Stock aggregating $1.5 million. On April 17, 2002, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock payable on June 3, 2002 to stockholders of record as of the close of business on May 15, 2002.

On September 17, 2001, our Board of Directors approved our eighth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the three months ended March 31, 2002, we repurchased 1,206,200 shares of our common stock at an aggregate cost of $36.5 million. In total, 4,240,800 shares have been purchased under the eighth stock repurchase plan.

At March 31, 2002, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.34%, leverage capital ratio of 6.34% and risk-based capital ratio of 14.31%. The minimum regulatory requirements were a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and risk-based capital ratio of 8.00%.

LOAN PORTFOLIO

The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at March 31, 2002 and December 31, 2001.

                                                   AT MARCH 31, 2002                   AT DECEMBER 31, 2001
                                           -----------------------------------    -------------------------------
                                                                     PERCENT                             PERCENT
(Dollars in Thousands)                        AMOUNT                 OF TOTAL        AMOUNT              OF TOTAL
-----------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS (1):
     One-to-four family                     $10,214,544               82.67%       $10,146,555              83.63%
     Multi-family                             1,197,358                9.69          1,094,312               9.02
     Commercial real estate                     625,960                5.07            598,334               4.93
     Construction                                56,164                0.45             50,739               0.42
-----------------------------------------------------------------------------------------------------------------
Total mortgage loans                         12,094,026               97.88         11,889,940              98.00
-----------------------------------------------------------------------------------------------------------------

CONSUMER AND OTHER LOANS (2):
     Home equity                                212,389                1.72            189,259               1.56
     Passbook                                     8,661                0.07              9,012               0.07
     Other                                       41,010                0.33             43,821               0.37
-----------------------------------------------------------------------------------------------------------------
Total consumer and other loans                  262,060                2.12            242,092               2.00
-----------------------------------------------------------------------------------------------------------------

TOTAL LOANS                                  12,356,086              100.00%        12,132,032             100.00%

Unamortized premiums, discounts and
     deferred loan costs and fees, net           80,860                                 78,619
Allowance for loan losses                       (82,947)                               (82,285)
-----------------------------------------------------------------------------------------------------------------
TOTAL LOANS, NET                            $12,353,999                            $12,128,366
=================================================================================================================


(1) Includes loans classified as held-for-sale totaling $25.6 million at March 31, 2002 and $41.5 million at December 31, 2001.

(2) Includes loans classified as held-for-sale totaling $2.8 million at March 31, 2002 and $1.9 million at December 31, 2001.

SECURITIES PORTFOLIO

The following tables set forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at March 31, 2002 and December 31, 2001.

                                                                         AT
                                               -------------------------------------------------------
                                                      MARCH 31, 2002             DECEMBER 31, 2001
                                               -------------------------------------------------------
                                                               ESTIMATED                     ESTIMATED
                                                AMORTIZED        FAIR         AMORTIZED        FAIR
(In Thousands)                                    COST           VALUE          COST           VALUE
------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       Agency pass-through certificates        $  404,452     $  415,027     $  450,742     $  462,748
       REMICs and CMOs:
          Agency issuance                       1,014,495      1,020,444      1,402,241      1,402,093
          Non-agency issuance                     948,567        960,013      1,132,384      1,150,122
------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities             2,367,514      2,395,484      2,985,367      3,014,963
------------------------------------------------------------------------------------------------------
   Other securities:
       Obligations of the U.S.
        Government and agencies                   369,237        349,789        362,888        359,561
       FNMA and FHLMC preferred stock             120,015        114,376        120,015        111,276
       Corporate debt and other securities         68,191         64,488         68,292         63,383
------------------------------------------------------------------------------------------------------
   Total other securities                         557,443        528,653        551,195        534,220
------------------------------------------------------------------------------------------------------
Total securities available-for-sale            $2,924,957     $2,924,137     $3,536,562     $3,549,183
======================================================================================================

HELD-TO-MATURITY:
   Mortgage-backed securities:
       Agency pass-through certificates        $   32,962     $   33,703     $   36,620     $   37,543
       REMICs and CMOs:
          Agency issuance                       2,871,442      2,875,328      2,979,357      2,975,780
          Non-agency issuance                   1,507,665      1,494,475      1,043,110      1,049,426
------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities             4,412,069      4,403,506      4,059,087      4,062,749
------------------------------------------------------------------------------------------------------
   Other securities:
       Obligations of the U.S.
        Government and agencies                   343,277        334,972        362,034        362,628
       Obligations of states and
        political subdivisions                     42,493         42,502         42,807         42,823
------------------------------------------------------------------------------------------------------
   Total other securities                         385,770        377,474        404,841        405,451
------------------------------------------------------------------------------------------------------
Total securities held-to-maturity              $4,797,839     $4,780,980     $4,463,928     $4,468,200
======================================================================================================

COMPARISON OF FINANCIAL CONDITION AS OF
MARCH 31, 2002 AND DECEMBER 31, 2001
AND OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001


FINANCIAL CONDITION

Total assets decreased $560.7 million to $22.11 billion at March 31, 2002, from $22.67 billion at December 31, 2001. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings. The primary reason for the decrease in total assets was the decrease in federal funds sold and repurchase agreements which were utilized for the repayment of various borrowings which matured during the quarter ended March 31, 2002.

Mortgage loans, net, including mortgage loans held-for-sale, increased $205.3 million to $12.17 billion at March 31, 2002, from $11.97 billion at December 31, 2001. Gross mortgage loans originated and purchased during the three months ended March 31, 2002 totaled $1.55 billion, of which $1.10 billion were originations and $451.5 million were purchases. This compares to $452.9 million of originations and $256.1 million of purchases for a total of $709.0 million during the three months ended March 31, 2001. The increase in mortgage loan originations and purchases was primarily a result of the lower interest rate environment in the first quarter of 2002 compared to the first quarter of 2001, which has increased the level of mortgage refinance activity. This increase was partially offset by an increase in mortgage loan repayments to $1.21 billion for the three months ended March 31, 2002, from $583.6 million for the three months ended March 31, 2001, which was also primarily a result of the decrease in market interest rates in the 2002 first quarter over the comparable 2001 period.

Our mortgage loan portfolios, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represent 82.7% of our total loan portfolio at March 31, 2002, increased $68.0 million to $10.21 billion at March 31, 2002, from $10.15 billion at December 31, 2001. Our multi-family mortgage loans increased $103.0 million to $1.20 billion at March 31, 2002, from $1.09 billion at December 31, 2001. Our commercial real estate loans increased $27.7 million to $626.0 million at March 31, 2002, from $598.3 million at December 31, 2001.

Mortgage-backed securities decreased $266.5 million to $6.81 billion at March 31, 2002, from $7.07 billion at December 31, 2001. This decrease was primarily the result of principal payments received of $1.38 billion and a decrease in the net unrealized gain on mortgage-backed securities available-for-sale of $1.6 million, offset by purchases of $1.11 billion.

In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, other securities decreased $24.7 million to $914.4 million at March 31, 2002, from $939.1 million at December 31, 2001, primarily due to $25.4 million in securities which were called or matured coupled with an increase in the net unrealized loss on securities available-for-sale of $11.8 million, partially offset by the net accretion of discounts of $12.5 million. The increase in the unrealized loss on securities available-for-sale is related to the increase in medium term market interest rates during the first quarter of 2002 from December 31, 2001. Federal funds sold and repurchase agreements decreased $627.3 million to $681.9 million at

March 31, 2002, from $1.31 billion at December 31, 2001. This decrease was primarily attributable to the repayment of $750.0 million of borrowings which matured during the quarter. Bank Owned Life Insurance, or BOLI, increased $104.2 million to $347.0 million at March 31, 2002, from $242.8 million at December 31, 2001, primarily as a result of an additional $100.0 million purchase made in the first quarter of 2002. The BOLI is classified as a non-interest earning asset.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits, particularly lower costing core deposits. Deposits increased $193.1 million to $11.10 billion at March 31, 2002, from $10.90 billion at December 31, 2001. The increase in deposits was primarily due to an increase of $143.0 million in core deposits to $5.89 billion at March 31, 2002, from $5.74 billion at December 31, 2001, which was attributable to our continued emphasis on deposit generation through competitive rates, extensive product offerings and quality service. Reverse repurchase agreements decreased $500.0 million to $6.89 billion at March 31, 2002, from $7.39 billion at December 31, 2001. Federal Home Loan Bank of New York advances decreased $249.6 million to $1.66 billion at March 31, 2002, from $1.91 billion at December 31, 2001. The decreases in borrowings are the result of the repayment of various borrowings which matured during the three months ended March 31, 2002.

Stockholders' equity increased to $1.56 billion at March 31, 2002, from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $61.2 million, the effect of stock options exercised and related tax benefit of $8.0 million, and the amortization of the allocated portion of shares held by the ESOP of $2.4 million. These increases were partially offset by repurchases of our common stock of $36.5 million, dividends declared of $17.0 million and a $5.3 million increase in accumulated other comprehensive loss, net of tax.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended March 31, 2002 increased $6.8 million to $61.2 million, from $54.4 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, diluted earnings per common share increased to $0.69 per share, as compared to $0.55 per share for the three months ended March 31, 2001. Return on average assets increased to 1.09% for the three months ended March 31, 2002, from 0.97% for the three months ended March 31, 2001. Return on average stockholders' equity increased to 15.72% for the three months ended March 31, 2002, from 13.88% for the three months ended March 31, 2001. Return on average tangible stockholders' equity increased to 17.85% for the three months ended March 31, 2002, from 15.94% for the three months ended March 31, 2001.

The results of operations for the three months ended March 31, 2002 include the benefit derived from the adoption of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization, which totaled $4.8 million for the quarter ended March 31, 2001. The results of operations for the three months ended March 31, 2001 include a $2.3 million, after tax, charge for the cumulative effect of accounting change related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

Activities," or SFAS No. 133, and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," or SFAS No. 138, effective January 1, 2001.

NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion of the potential impact of changes in interest rates on our results of operations.

For the three months ended March 31, 2002, net interest income decreased $5.4 million to $118.0 million, from $123.4 million for the three months ended March 31, 2001. This decrease was partially the result of a decrease of $369.6 million in the average balance of net interest-earning assets to $848.1 million for the three months ended March 31, 2002, from $1.22 billion for the three months ended March 31, 2001. The decrease in the average balance of net interest-earning assets was the result of a $223.6 million decrease in the average balance of total interest-earning assets to $21.27 billion for the three months ended March 31, 2002, from $21.50 billion for the three months ended March 31, 2001, coupled with a $146.0 million increase in the average balance of total interest-bearing liabilities to $20.42 billion for the three months ended March 31, 2002, from $20.28 billion for the three months ended March 31, 2001. The net interest rate spread increased to 2.05% for the three months ended March 31, 2002, from 2.01% for the three months ended March 31, 2001. The change in the net interest rate spread is the result of a decrease in the average cost of interest-bearing liabilities to 4.17% for the three months ended March 31, 2002, from 4.92% for the three months ended March 31, 2001, partially offset by a decrease in the average yield on interest-earning assets to 6.22% for the three months ended March 31, 2002, from 6.93% for the three months ended March 31, 2001. The net interest margin decreased to 2.22% for the three months ended March 31, 2002, from 2.30% for the three months ended March 31, 2001. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

ANALYSIS OF NET INTEREST INCOME

The following table sets forth certain information about the average balances of our assets and liabilities and the related yields and costs for the three months ended March 31, 2002 and 2001. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                         ----------------------------------------------------------------------------------------
                                                             2002                                          2001
                                         ----------------------------------------------------------------------------------------
                                                                         AVERAGE                                        AVERAGE
                                            AVERAGE                       YIELD/           AVERAGE                       YIELD/
(Dollars in Thousands)                      BALANCE        INTEREST        COST            BALANCE        INTEREST        COST
---------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                (ANNUALIZED)                                   (ANNUALIZED)
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family               $10,397,683      $166,509         6.41%         $ 9,986,522      $175,520       7.03%
         Multi-family, commercial
           and construction                 1,810,016        36,289         8.02            1,332,364        27,671       8.31
       Consumer and other loans (1)           255,055         3,802         5.96              188,626         4,879      10.35
                                          -----------      --------                       -----------      --------
       Total loans                         12,462,754       206,600         6.63           11,507,512       208,070       7.23
       Mortgage-backed securities (2)       6,627,950       100,496         6.06            7,848,310       127,716       6.51
       Other securities (2)(3)              1,188,237        19,656         6.62            1,795,952        32,089       7.15
       Federal funds sold and
        repurchase agreements                 993,080         4,138         1.67              343,900         4,678       5.44
                                          -----------      --------                       -----------      --------
   Total interest-earning assets           21,272,021       330,890         6.22           21,495,674       372,553       6.93
                                                           --------                                        --------
   Non-interest-earning assets              1,206,482                                         879,997
                                          -----------                                     -----------

Total assets                              $22,478,503                                     $22,375,671
                                          ===========                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
       Savings                            $ 2,633,088         8,103         1.23          $ 2,437,685        12,161       2.00
       Certificates of deposit              5,149,262        58,939         4.58            5,162,621        73,687       5.71
       NOW                                  1,192,758           825         0.28            1,002,920         1,393       0.56
       Money market                         1,956,641        10,360         2.12            1,520,725        18,323       4.82
                                          -----------      --------                       -----------      --------
       Total deposits                      10,931,749        78,227         2.86           10,123,951       105,564       4.17
       Borrowed funds                       9,492,125       134,632         5.67           10,153,928       143,628       5.66
                                          -----------      --------                       -----------      --------
   Total interest-bearing liabilities      20,423,874       212,859         4.17           20,277,879       249,192       4.92
                                                           --------                                        --------
   Non-interest-bearing liabilities           497,268                                         529,614
                                          -----------                                     -----------
Total liabilities                          20,921,142                                      20,807,493
Stockholders' equity                        1,557,361                                       1,568,178
                                          -----------                                     -----------
Total liabilities and stockholders'
   equity                                 $22,478,503                                     $22,375,671
                                          ===========                                     ===========

   Net interest income/net interest
     rate spread                                           $118,031         2.05%                          $123,361       2.01%
                                                           --------         ----                           --------       ----

   Net interest-earning assets/net
     interest margin                      $   848,147                       2.22%         $ 1,217,795                     2.30%
                                          -----------                       ----          -----------                     ----

   Ratio of interest-earning assets
     to interest-bearing liabilities             1.04x                                           1.06x
                                                -----                                           -----

---------------------
(1) Mortgage loans and consumer and other loans include non-performing loans and exclude the allowance for loan losses.

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

                                                         THREE MONTHS ENDED MARCH 31, 2002
                                                                   COMPARED TO
                                                         THREE MONTHS ENDED MARCH 31, 2001
                                                       -------------------------------------
                                                                INCREASE (DECREASE)
                                                       -------------------------------------
(In Thousands)                                          VOLUME        RATE           NET
--------------------------------------------------------------------------------------------
Interest-earning assets:
   One-to-four family loans                            $  6,985      $(15,996)     $ (9,011)
   Multi-family, commercial and construction loans        9,614          (996)        8,618
   Consumer and other loans .                             1,390        (2,467)       (1,077)
   Mortgage-backed securities                           (18,843)       (8,377)      (27,220)
   Other securities                                     (10,199)       (2,234)      (12,433)
   Federal funds sold and repurchase
     agreements                                           4,346        (4,886)         (540)
--------------------------------------------------------------------------------------------
Total                                                    (6,707)      (34,956)      (41,663)
--------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                                  918        (4,976)       (4,058)
   Certificates of deposit                                 (191)      (14,557)      (14,748)
   NOW                                                      230          (798)         (568)
   Money market                                           4,254       (12,217)       (7,963)
   Borrowed funds                                        (9,253)          257        (8,996)
--------------------------------------------------------------------------------------------

Total                                                    (4,042)      (32,291)      (36,333)
--------------------------------------------------------------------------------------------
Net change in net interest income                      $ (2,665)     $ (2,665)     $ (5,330)
--------------------------------------------------------------------------------------------


INTEREST INCOME

Interest income for the three months ended March 31, 2002 decreased $41.7 million to $330.9 million, from $372.6 million for the three months ended March 31, 2001. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.22% for the three months ended March 31, 2002, from 6.93% for the three months ended March 31, 2001, coupled with a decrease of $223.6 million in the average balance of interest-earning assets to $21.27 billion for the three months ended March 31, 2002, from $21.50 billion for the three months ended March 31, 2001. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on all asset categories, which reflects the lower interest rate environment during the first quarter of 2002 compared to the first quarter of 2001. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed securities and other securities, resulting from principal repayments, maturities and calls, partially offset by increases in the average balances of mortgage loans and federal funds sold and repurchase agreements. During the first quarter of 2002, we purchased an additional $100.0 million of BOLI which also contributed to the decrease in the average balance of interest-earnings assets. The shift in the average balances of interest-earning assets reflects our decision over the past several years to reposition the balance sheet while continuing to emphasize mortgage lending.

Interest income on one-to-four family mortgage loans decreased $9.0 million to $166.5 million for the three months ended March 31, 2002, from $175.5 million for the three months ended March 31, 2001, which was primarily the result of a decrease in the average yield to 6.41% for the three months ended March 31, 2002, from 7.03% for the three months ended March 31, 2001, partially offset by a $411.2 million increase in the average balance of such loans. Interest income on multi-family, commercial real estate and construction loans increased $8.6 million to $36.3 million for the three months ended March 31, 2002, from $27.7 million for the three months ended March 31, 2001, which was primarily the result of a $477.7 million increase in the average balance of such loans, slightly offset by a decrease in the average yield to 8.02% for the three months ended March 31, 2002, from 8.31% for the three months ended March 31, 2001. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the increase in originations of such loans, coupled with the fact that we have not experienced significant repayment activity within this portfolio primarily due to the prepayment penalties associated with early repayment of these loans. The increase in the average balance of total mortgage loans reflects our continued emphasis on the origination of mortgage loans. The decrease in the average yields reflects the lower interest rate environment during the first quarter of 2002 as compared to the first quarter of 2001.

Interest income on consumer and other loans decreased $1.1 million resulting from a decrease in the average yield to 5.96% for the three months ended March 31, 2002, from 10.35% for the three months ended March 31, 2001, partially offset by an increase of $66.4 million in the average balance of this portfolio. The decrease in the average yield on consumer and other loans is primarily the result of a decrease in the average yield on our home equity loans, which represent 81.0% of our consumer and other loan portfolio at March 31, 2002. Home equity loans are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate decreased 475 basis points during the year ended December 31, 2001 in response to the FOMC rate reductions discussed previously.

Interest income on mortgage-backed securities decreased $27.2 million to $100.5 million for the three months ended March 31, 2002, from $127.7 million for the three months ended March 31, 2001. This decrease was the result of a $1.22 billion decrease in the average balance of the portfolio, coupled with a decrease in the average yield to 6.06% for the three months ended March 31, 2002, from 6.51% for the three months ended March 31, 2001. Interest income on other securities decreased $12.4 million, resulting from a decrease of $607.7 million in the average balance of this portfolio, primarily due to securities being called throughout 2001 as a result of the declining interest rate environment. This decrease was coupled with a decrease in the average yield to 6.62% for the three months ended March 31, 2002, from 7.15% for the three months ended March 31, 2001. Interest income on federal funds sold and repurchase agreements decreased $540,000 as a result of a decrease in the average yield to 1.67% for the three months ended March 31, 2002, from 5.44% for the three months ended March 31, 2001, partially offset by an increase of $649.2 million in the average balance of the portfolio. Despite strong loan originations, our cash flows from operations, loan and securities repayments and deposit growth exceeded loan originations and other investment purchases, resulting in the significant increase in the average balance of federal funds sold and repurchase agreements for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2002 decreased $36.3 million to $212.9 million, from $249.2 million for the three months ended March 31, 2001. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 4.17% for the three months ended March 31, 2002, from 4.92% for the three months ended March 31, 2001. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment, which has prevailed since 2001, on the cost of our deposits. The average balance of interest-bearing liabilities increased $146.0 million for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The increase in the average balance of interest-bearing liabilities was attributable to an increase in deposits, partially offset by a decrease in borrowings, which is consistent with our strategy of repositioning the balance sheet.

Interest expense on deposits decreased $27.4 million, to $78.2 million for the three months ended March 31, 2002, from $105.6 million for the three months ended March 31, 2001, reflecting a decrease in the average cost of deposits to 2.86% for the three months ended March 31, 2002, from 4.17% for the three months ended March 31, 2001, partially offset by an increase of $807.8 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates, primarily on our certificates of deposit and money market accounts, as a result of the lower interest rate environment which has continued into 2002. The increase in the average balance of total deposits was primarily the result of an increase in the average balance of money market accounts.

Interest expense on certificates of deposit decreased $14.7 million resulting from a decrease in the average cost to 4.58% for the three months ended March 31, 2002, from 5.71% for the three months ended March 31, 2001, coupled with a decrease in the average balance of $13.4 million. The decrease in the average cost of certificates of deposit is due to the effect of the lower interest rate environment which has prevailed since 2001.

Interest expense on money market accounts decreased $8.0 million reflecting a decrease in the average cost to 2.12% for the three months ended March 31, 2002, from 4.82% for the three months ended March 31, 2001, partially offset by an increase of $435.9 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 90.05% of the balance in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. The decrease in the average cost of these deposits is reflective of the lower market interest rates in the first quarter of 2002 compared to the first quarter of 2001.

Interest expense on savings accounts decreased $4.1 million which was attributable to a decrease in the average cost to 1.23% for the three months ended March 31, 2002, from 2.00% for the three months ended March 31, 2001, partially offset by an increase of $195.4 million in the average balance. Interest expense on NOW accounts decreased $568,000 as a result of a decrease in the average cost to 0.28% for the three months ended March 31, 2002, from 0.56% for the three months ended March 31, 2001, partially offset by an increase of $189.8 million in the average balance.

Interest expense on borrowed funds for the three months ended March 31, 2002 decreased $9.0 million to $134.6 million, from $143.6 million for three months ended March 31, 2001, resulting from a decrease of $661.8 million in the average balance, partially offset by a slight increase in the average cost of borrowings to 5.67% for the three months ended March 31, 2002, from 5.66% for the three months ended March 31, 2001. During the quarter ended March 31, 2002, $750.0 million in borrowings with an average rate of 7.01% were repaid. An additional $1.05 billion in borrowings, with an average rate of 6.66%, will mature during the remainder of 2002, which should result in a reduction in our cost of borrowings, through either the refinancing of those borrowings at lower rates, assuming that interest rates remain near their current levels, or the repayment of those borrowings.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaled $1.0 million for the three months ended March 31, 2002 and 2001. The allowance for loan losses increased to $82.9 million at March 31, 2002, from $82.3 million at December 31, 2001. The provision for loan losses for 2002 and the resultant increase in the allowance for loan losses reflect the overall increase in our loan portfolio, particularly increases in our multi-family and commercial real estate loan portfolios. Net loan charge-offs totaled $342,000 for the three months ended March 31, 2002 compared to $299,000 for the three months ended March 31, 2001. Non-performing loans decreased $3.9 million to $33.2 million at March 31, 2002, from $37.1 million at December 31, 2001. The allowance for loan losses as a percentage of non-performing loans increased to 250.00% at March 31, 2002, from 221.70% at December 31, 2001 primarily due to the decrease in non-performing loans from December 31, 2001 to March 31, 2002. The allowance for loan losses as a percentage of total loans decreased slightly to 0.67% at March 31, 2002, from 0.68% at December 31, 2001. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2002 increased $5.6 million, or 24.7%, to $28.3 million, from $22.7 million for the three months ended March 31, 2001. The increase in non-interest income is primarily due to increases in customer service and other loan fees and net gain on sales of loans.

Customer service and other loan fees increased $3.0 million to $16.1 million for the three months ended March 31, 2002, from $13.1 million for the three months ended March 31, 2001. The increase in customer service fees was primarily attributable to an increase in the number of demand deposit and NOW accounts, an increase in customer service fees which became effective during the first quarter of 2001, and continued focus on our retail sales initiatives, which include the introduction of our "PEAK Process," which is an interactive, disciplined sales and service approach, in the first quarter of 2002.

Net gain on sales of loans increased $1.2 million to $1.5 million for the three months ended March 31, 2002, from $333,000 for the three months ended March 31, 2001. The increase in the net gain on sales of loans is primarily due to an increase in the volume of fixed rate loans originated and sold into the secondary market. The current interest rate environment has resulted in a significant increase in refinance activity and greater demand for fixed rate loans, the majority of which are not retained for our portfolio.

Loan servicing fees decreased $747,000 to $3.2 million for the three months ended March 31, 2002, from $4.0 million for the three months ended March 31, 2001. Loan servicing fees include all contractual and ancillary servicing revenue we receive. The decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others to $3.20 billion at March 31, 2002, from $3.79 billion at March 31, 2001. The decrease in the balance of loans serviced for others is the result of runoff in that portfolio, due to repayments exceeding the level of new servicing volume from loan sales.

Income from BOLI was $4.3 million for the three months ended March 31, 2002, compared to $4.2 million for the three months ended March 31, 2001. Increases in the cash surrender value of BOLI are recorded as income. Other non-interest income increased $2.0 million to $3.2 million for the three months ended March 31, 2002, from $1.2 million for the three months ended March 31, 2001. This increase is primarily due to income related to the sale of Prudential Financial, Inc. stock, which was received as a result of the conversion of Prudential Financial, Inc. from a mutual company to a stock company, and income from an investment in a limited partnership.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2002 was $52.6 million, a decrease of $4.1 million from $56.7 million for the three months ended March 31, 2001. The primary reason for this decrease is the elimination of goodwill amortization effective January 1, 2002 upon adoption of SFAS No. 142. Goodwill amortization totaled $4.8 million for the quarter ended March 31, 2001.

General and administrative expense increased $3.2 million to $47.9 million for the three months ended March 31, 2002, from $44.7 million for the three months ended March 31, 2001, primarily due to increases in compensation and benefits expense, partially offset by a decrease in advertising expense.

Compensation and benefits increased $3.0 million to $26.1 million for the three months ended March 31, 2002, from $23.1 million for the three months ended March 31, 2001. The increase is primarily attributable to normal performance increases in salaries and an increase in net employee benefit plan expense. Also included in this increase was a $795,000 increase in ESOP expense for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase in ESOP expense is primarily due to the effect of the higher average market value of our common stock during the first quarter of 2002 compared to the first quarter of 2001.

Occupancy, equipment and systems expense increased $194,000 to $13.2 million for the three months ended March 31, 2002, from $13.0 million for the three months ended March 31, 2001. Federal deposit insurance premiums increased slightly to $505,000 for the three months ended March 31, 2002, from $497,000 for the three months ended March 31, 2001. Advertising expense decreased $827,000 to $1.0 million for the three months ended March 31, 2002, from $1.9 million for the three months ended March 31, 2001, primarily due to our continued focus in the first quarter of 2002 on our sales and service efforts and limited print advertising. Other expenses increased $855,000 to $7.1 million for the three months ended March 31, 2002, from $6.2 million for the three months ended March 31, 2001, primarily due to amortization of purchase premiums and market value adjustments on our interest rate cap agreements.

For the three months ended March 31, 2002, net amortization of mortgage servicing rights decreased by $1.7 million to $1.4 million, from $3.1 million for the three months ended March 31, 2001. Net amortization of mortgage servicing rights, as reported in the consolidated statements of income, includes valuation allowance adjustments for the impairment of mortgage servicing rights. The decrease in the net amortization of mortgage servicing rights is due to changes in the provision for the valuation allowance of mortgage servicing rights, slightly offset by a $63,000 increase in the amortization of mortgage servicing rights. For the three months ended March 31, 2002, we recorded a recovery of $799,000 compared to a $1.0 million provision recorded for the three months ended March 31, 2001. The recovery in the valuation allowance of mortgage servicing rights is the result of both a decrease in prepayment speeds and a decrease in the balance of mortgage servicing assets from March 31, 2001 to March 31, 2002.

Goodwill litigation expense decreased $742,000 to $279,000 for the three months ended March 31, 2002, from $1.0 million for the three months ended March 31, 2001, reflecting the completion of fact-based discovery regarding our claims.

Our percentage of general and administrative expense to average assets was 0.85% for the three months ended March 31, 2002, compared to 0.80% for the three months ended March 31, 2001. The efficiency ratio was 32.79% for the three months ended March 31, 2002, compared to 30.57% for the three months ended March 31, 2001. The increases in these ratios are attributable to the increase in general and administrative expense for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 discussed previously.

INCOME TAX EXPENSE

For the three months ended March 31, 2002, income tax expense was $31.5 million, representing an effective tax rate of 34.0%, compared to $31.7 million, representing an effective tax rate of 35.8%, for the three months ended March 31, 2001. The reduction in the effective tax rate for the three months ended March 31, 2002 was primarily due to the adoption of SFAS No. 142, which eliminated the amortization of goodwill which was not deductible for tax purposes.

ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations, and a strong real estate market, have resulted in our maintaining a very low level of non-performing assets in relation to both the size of our loan portfolio and relative to our peers. Non-performing assets decreased to $35.7 million at March 31, 2002, from $40.1 million at December 31, 2001. The ratio of non-performing loans to total loans decreased to 0.27% at March 31, 2002, from 0.31% at December 31, 2001. The ratio of non-performing assets to total assets was 0.16% at March 31, 2002 and 0.18% at December 31, 2001.

DELINQUENT LOANS

The following table shows a comparison of delinquent loans at March 31, 2002 and December 31, 2001.



                                              AT MARCH 31, 2002                               AT DECEMBER 31, 2001
                              ----------------------------------------------    --------------------------------------------
                                     60-89 DAYS           90 DAYS OR MORE             60-89 DAYS           90 DAYS OR MORE
                              ---------------------     --------------------    ---------------------   --------------------
                                 NUMBER   PRINCIPAL      NUMBER   PRINCIPAL       NUMBER    PRINCIPAL      NUMBER   PRINCIPAL
                                  OF      BALANCE         OF      BALANCE            OF     BALANCE         OF      BALANCE
(Dollars in Thousands)           LOANS    OF LOANS       LOANS    OF LOANS         LOANS    OF LOANS       LOANS    OF LOANS
----------------------------------------------------------------------------------------------------------------------------
One-to-four family                16       $  942         204     $29,362           20       $1,269        222      $31,991
Multi-family                       1            5           4       1,539            1           84          5        1,860
Commercial real estate             4          760           3       1,049            5        1,395          4        1,752
Construction                      --           --           1         522           --           --          1          522
Consumer and other loans          72          388          83         707          102          491        104          991
----------------------------------------------------------------------------------------------------------------------------

Total delinquent loans            93       $2,095         295     $33,179          128       $3,239        336      $37,116
============================================================================================================================

Delinquent loans to total
  loans                                      0.02%                   0.27%                     0.03%                   0.31%

NON-PERFORMING ASSETS

The following table sets forth information regarding non-performing assets at March 31, 2002 and December 31, 2001. In addition to the non-performing loans, we had approximately $2.1 million of potential problem loans at March 31, 2002 compared to $3.2 million at December 31, 2001. Such loans are 60-89 days delinquent as shown above.

                                                    AT MARCH 31,         AT DECEMBER 31,
(Dollars in Thousands)                                 2002                  2001
---------------------------------------------------------------------------------------

Non-accrual delinquent mortgage loans (1)             $31,182               $34,848
Non-accrual delinquent consumer and other loans           707                   991
Mortgage loans delinquent 90 days or more and
     still accruing interest (2)                        1,290                 1,277
---------------------------------------------------------------------------------------
        Total non-performing loans                     33,179                37,116
---------------------------------------------------------------------------------------
Real estate owned, net (3)                              2,549                 2,987
---------------------------------------------------------------------------------------
        Total non-performing assets                   $35,728               $40,103
=======================================================================================
Allowance for loan losses to non-performing loans      250.00%               221.70%
Allowance for loan losses to total loans                 0.67%                 0.68%

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


We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of March 31, 2002, $8.4 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $658,000 for the three months ended March 31, 2002 and $2.3 million for the year ended December 31, 2001. This compares to actual payments recorded as interest income, with respect to such loans, of $243,000 for the three months ended March 31, 2002, and $1.8 million for the year ended December 31, 2001.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $5.5 million at March 31, 2002 and $5.4 million at December 31, 2001.

ALLOWANCE FOR LOSSES

The following table sets forth the change in our allowance for loan losses for the three months ended March 31, 2002.

                                                                                   (In Thousands)
         Balance at December 31, 2001                                                 $82,285
         Provision charged to operations                                                1,004
         Charge-offs:
            One-to-four family                                                           (120)
            Multi-family                                                                  (83)
            Consumer and other                                                           (538)
         ------------------------------------------------------------------------------------
         Total charge-offs                                                               (741)
         ------------------------------------------------------------------------------------
         Recoveries:
            One-to-four family                                                             80
            Commercial                                                                    201
            Consumer and other                                                            118
         ------------------------------------------------------------------------------------
         Total recoveries                                                                 399
         ------------------------------------------------------------------------------------
         Net charge-offs                                                                 (342)
         ------------------------------------------------------------------------------------
         Balance at March 31, 2002                                                    $82,947
         ====================================================================================

CASH EARNINGS

The following information is not a required disclosure but is being presented because we consider it relevant to our operating results and related returns. The information represents pro forma calculations which are not in conformity with GAAP. Different companies may present this information differently, if at all. Readers are cautioned against using this information to compare our cash earnings and related returns to that of another company which may not calculate this information in a similar manner. For a reconciliation of GAAP earnings and cash earnings, see "Consolidated Schedules of Cash Earnings" on page 26.

Tangible stockholders' equity (stockholders' equity less goodwill) is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow. Astoria Federal is subject to various capital requirements which affect its classification for safety and soundness purposes, as well as for deposit insurance assessment purposes. These requirements utilize, subject to further adjustments, tangible stockholders' equity as a base component, not stockholders' equity as defined by GAAP. Although reported earnings and return on stockholders' equity are traditional measures of a company's performance, we believe that the change in tangible stockholders' equity, or "cash earnings," and related returns are also important measures of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the ESOP amortization expense and related tax benefit, as well as the amortization of goodwill, prior to January 1, 2002. In the case of tangible stockholders' equity, these items have either been previously charged to stockholders' equity, as in the case of ESOP amortization expense, through contra-equity accounts, or do not affect tangible stockholders' equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and goodwill amortization for which the related intangible asset has already been deducted in the calculation of tangible stockholders' equity.

Tangible stockholders' equity totaled $1.37 billion at March 31, 2002, compared to $1.36 billion at December 31, 2001. For the three months ended March 31, 2002, cash earnings totaled $63.6 million, or $2.4 million more than net income, representing a cash return on average tangible stockholders' equity of 18.55%. For the three months ended March 31, 2001, cash earnings totaled $60.8 million, or $6.4 million more than net income, representing a cash return on average tangible stockholders' equity of 17.82%. Diluted cash earnings per common share increased to $0.71 per share for the three months ended March 31, 2002, from $0.62 per share for the three months ended March 31, 2001. Cash return on average assets was 1.13% for the three months ended March 31, 2002 and 1.09% for the three months ended March 31, 2001. Additionally, the cash general and administrative expense (general and administrative expense, excluding non-cash amortization expense relating to the ESOP) to average assets ratio was 0.81% for the three months ended March 31, 2002, compared to 0.77% for the three months ended March 31, 2001. The cash efficiency ratio was 31.12% for the three months ended March 31, 2002 and 29.48% for the three months ended March 31, 2001.

As previously discussed, as a result of the implementation of SFAS No. 142, effective January 1, 2002, we ceased recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.21 per diluted common share. Consequently, reported earnings and related returns as defined by GAAP do not differ as significantly as they have in the past from cash earnings and related cash returns.

CONSOLIDATED SCHEDULES OF CASH EARNINGS (1)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                       -------------------------------------
(In Thousands, Except Per Share Data)                                      2002                      2001
------------------------------------------------------------------------------------------------------------
Net income                                                               $61,218                   $54,416
     ESOP amortization expense and related tax benefit                     2,397                     1,602
     Amortization of goodwill                                                 --                     4,811
------------------------------------------------------------------------------------------------------------
Cash earnings                                                             63,615                    60,829
Preferred dividends declared                                              (1,500)                   (1,500)
------------------------------------------------------------------------------------------------------------
Cash earnings available to common shareholders                           $62,115                   $59,329
============================================================================================================
Basic cash earnings per common share                                     $  0.73                   $  0.63
============================================================================================================
Diluted cash earnings per common share                                   $  0.71                   $  0.62
============================================================================================================


(1) The consolidated schedules of cash earnings are pro forma calculations which are not in accordance with GAAP.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the primary component of our market risk is interest rate risk, or IRR. Net interest income is the primary component of our net income. Net interest income is the difference between the interest earned on our loans, securities and other interest-earning assets and the interest expense incurred on our deposits and borrowings. The yields, costs, and volumes of loans, securities, deposits and borrowings are directly affected by the levels of and changes in market interest rates. Additionally, changes in interest rates also affect the related cash flows of our assets and liabilities as the option to prepay assets or withdraw liabilities remains with our customers, in most cases without penalty. The objective of our IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our growth and/or earnings objectives, while maintaining specified minimum capital levels as required by the Office of Thrift Supervision, or OTS, in the case of Astoria Federal, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and Net Interest Income Sensitivity, or NII Sensitivity, analysis. Additional IRR modeling is done by Astoria Federal in conformity with OTS requirements. In conjunction with performing these analyses we also consider related factors including, but not limited to, our overall credit profile, non-interest income and non-interest expense. We do not enter into financial transactions or hold financial instruments for trading purposes.

GAP ANALYSIS

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 28, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2002 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables. The Gap Table does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised. Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

The Gap Table includes $5.94 billion of callable borrowings classified according to their maturity dates, primarily in the one to three years category, which are callable within one year and at various times thereafter. As indicated in the Gap Table, our one-year cumulative gap was 0.14%. This compares to a one-year cumulative gap of negative 0.34% at December 31, 2001.


                                                                             AT MARCH 31, 2002
                                            ----------------------------------------------------------------------------------
                                                              MORE THAN           MORE THAN
                                                              ONE YEAR           THREE YEARS
                                              ONE YEAR           TO                  TO          MORE THAN
(Dollars in Thousands)                        OR LESS        THREE YEARS         FIVE YEARS      FIVE YEARS           TOTAL
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                        $2,908,336      $ 3,576,437        $3,418,825       $2,157,956       $12,061,554
   Consumer and other loans (1)                 229,536           31,817                --               --           261,353
   Federal funds sold and
     repurchase agreements                      681,890               --                --               --           681,890
   Mortgage-backed and other
     securities available-for-sale and
     FHLB stock                               1,027,564          606,250           342,280        1,191,016         3,167,110
   Mortgage-backed and other securities
     held-to-maturity                         1,219,999        1,407,278           791,091        1,369,916         4,788,284
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 6,067,325        5,621,782         4,552,196        4,718,888        20,960,191
Net unamortized purchase premiums
   and deferred costs (2)                        23,023           26,485            24,013           16,894            90,415
------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets                   6,090,348        5,648,267         4,576,209        4,735,782        21,050,606
------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                      148,115          296,227           296,227        1,950,162         2,690,731
   Money market                               1,786,297           18,567            18,567          139,253         1,962,684
   NOW                                           32,896           65,788            65,788        1,068,510         1,232,982
   Certificates of deposit                    2,691,670        1,726,730           718,885           73,123         5,210,408
   Borrowed funds                             1,400,693        4,965,000           304,000        2,279,134         8,948,827
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities            6,059,671        7,072,312         1,403,467        5,510,182        20,045,632
------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                         30,677       (1,424,045)        3,172,742         (774,400)      $ 1,004,974
------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap          $   30,677      $(1,393,368)       $1,779,374       $1,004,974
------------------------------------------------------------------------------------------------------------------------------

Cumulative interest sensitivity
   gap as a percentage of total assets             0.14%           (6.30)%            8.05%            4.55%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                  100.51%           89.39 %          112.24%          105.01%


(1) Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2002 would increase by approximately 0.80% from the base projection. At December 31, 2001, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have increased by approximately 0.85% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2002 would increase by approximately 0.10% from the base projection. At December 31, 2001, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have decreased by approximately 0.10% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII Sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII Sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include, but are not limited to, BOLI, mortgage servicing rights, defined benefit pension costs and the mark to market adjustments on certain derivative instruments, specifically our interest rate caps.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On or about March 25, 2002, James J. Conway, Jr. the former Chairman and Chief Executive Officer of Long Island Savings Bank FSB, or LISB, commenced an action entitled James J. Conway, Jr. v. Astoria Financial Corporation in the Court of Chancery of the State of Delaware. The action seeks $4.5 million in damages for indemnification plus attorneys' fees. The claim for indemnification arises from attorneys' fees and costs incurred in connection with four legal proceedings, including the lawsuit entitled Ronnie Weil also known as Ronnie Moore, for Herself and on behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31,

1992 vs. The Long Island Savings Bank, FSB, et al., or the Weil Litigation, which arise from the circumstances underlying the Weil Litigation. Astoria Federal's Board of Directors determined that Mr. Conway had not met the criteria for permissive indemnification under the applicable OTS regulation and, therefore, denied his indemnification request. For a discussion of the Weil Litigation, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Item 3, Legal Proceedings.

On April 22, 2002, we filed an answer denying the substantive allegations of the complaint and moved for summary judgment.

Management believes that the suit by Mr. Conway is without merit and will not have a material adverse effect on our financial condition or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.       OTHER INFORMATION

Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11.  Statement Regarding Computation of Per Share Earnings

(b)   Reports on Form 8-K

      1. Report on Form 8-K dated February 1, 2002 which includes a written presentation of financial results and trends through the year ended December 31, 2001 and a press release dated January 8, 2002 which provides information to access a live audio-webcast of our presentation at a conference on January 30, 2002.

      2. Report on Form 8-K dated February 5, 2002 which includes a revised bar graph chart incorporated in our written presentation of financial results and trends through the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Astoria Financial Corporation




Dated:  May 15, 2002             By:  /s/  Monte N. Redman
      ---------------                 -------------------------------
                                           Monte N. Redman
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No.                 Identification of Exhibit
-----------                 -------------------------

     11         Statement Regarding Computation of Per Share Earnings