Form 10-Q
period 2002-06-30
ASTORIA FINANCIAL CORP
filed 2002-08-09
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

                          YES     X         NO
                               -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock              Number of Shares Outstanding, July 31, 2002
-----------------------              -------------------------------------------

     .01 Par Value                                   88,654,038
     -------------                                   ----------

                       PART I -- FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1.           Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition at June 30, 2002                2
                  and December 31, 2001

                  Consolidated Statements of Income for the Three and Six Months                 3
                  Ended June 30, 2002 and June 30, 2001

                  Consolidated Statement of Changes in Stockholders' Equity for the              4
                  Six Months Ended June 30, 2002

                  Consolidated Statements of Cash Flows for the Six Months Ended                 5
                  June 30, 2002 and June 30, 2001

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of Financial Condition and                9
                  Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                    32

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings                                                             35

Item 2.           Changes in Securities and Use of Proceeds                                     35

Item 3.           Defaults Upon Senior Securities                                               35

Item 4.           Submission of Matters to a Vote of Security Holders                           36

Item 5.           Other Information                                                             36

Item 6.           Exhibits and Reports on Form 8-K                                              36

                  Signatures                                                                    37

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                                         AT                AT
                                                                                      JUNE 30,         DECEMBER 31,
(In Thousands, Except Share Data)                                                       2002              2001
-----------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                           $    176,241       $    144,694
Federal funds sold and repurchase agreements                                           603,819          1,309,164
Available-for-sale securities:
   Encumbered                                                                        2,245,197          3,176,977
   Unencumbered                                                                        359,361            372,206
-----------------------------------------------------------------------------------------------------------------
                                                                                     2,604,558          3,549,183
Held-to-maturity securities, fair value of $5,008,153 and $4,468,200, respectively:
   Encumbered                                                                        4,725,552          4,201,503
   Unencumbered                                                                        220,846            262,425
-----------------------------------------------------------------------------------------------------------------
                                                                                     4,946,398          4,463,928
Federal Home Loan Bank of New York stock, at cost                                      225,473            250,450
Loans held-for-sale                                                                     18,917             43,390
Loans receivable:
   Mortgage loans, net                                                              12,221,223         11,924,134
   Consumer and other loans, net                                                       298,870            243,127
-----------------------------------------------------------------------------------------------------------------
                                                                                    12,520,093         12,167,261
   Allowance for loan losses                                                           (83,605)           (82,285)
-----------------------------------------------------------------------------------------------------------------
Total loans receivable, net                                                         12,436,488         12,084,976
Mortgage servicing rights, net                                                          33,261             35,295
Accrued interest receivable                                                             95,505             96,273
Premises and equipment, net                                                            152,418            149,753
Goodwill                                                                               185,151            185,151
Bank owned life insurance                                                              352,995            242,751
Other assets                                                                           147,061            112,698
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 21,978,285       $ 22,667,706
=================================================================================================================

LIABILITIES:
   Deposits:
     Savings                                                                      $  2,791,019       $  2,588,143
     Money market                                                                    1,919,402          1,955,286
     NOW                                                                             1,261,824          1,199,966
     Certificates of deposit                                                         5,265,157          5,160,298
-----------------------------------------------------------------------------------------------------------------
   Total deposits                                                                   11,237,402         10,903,693
   Reverse repurchase agreements                                                     6,885,000          7,385,000
   Federal Home Loan Bank of New York advances                                       1,664,450          1,914,000
   Other borrowings, net                                                                99,168            399,587
   Mortgage escrow funds                                                               133,477            116,395
   Accrued expenses and other liabilities                                              249,493            281,445
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   20,268,990         21,000,120

Guaranteed preferred beneficial interest in junior subordinated
   debentures (capital trust securities)                                               125,000            125,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (1,225,000 shares authorized and -0- shares issued
       and outstanding)                                                                     --                 --
     Series B (2,000,000 shares authorized, issued and outstanding)                      2,000              2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 110,996,592 shares issued; and 88,766,247 and 90,766,744 shares
     outstanding, respectively)                                                          1,110              1,110
   Additional paid-in capital                                                          830,755            822,652
   Retained earnings                                                                 1,289,560          1,207,742
   Treasury stock (22,230,345 and 20,229,848 shares, at cost, respectively)           (528,857)          (459,471)
   Accumulated other comprehensive income (loss):
     Net unrealized gain (loss) on securities, net of taxes                             18,426             (1,967)
   Unallocated common stock held by ESOP                                               (28,699)           (29,480)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           1,584,295          1,542,586
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                        $ 21,978,285       $ 22,667,706
=================================================================================================================


See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                              FOR THE                            FOR THE
                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                              --------                           --------
(In Thousands, Except Share Data)                                     2002              2001              2002              2001
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans                                                $    202,230      $    203,692      $    405,028      $    406,883
   Consumer and other loans                                             4,117             4,470             7,919             9,349
   Mortgage-backed securities                                          97,225           117,729           197,721           245,445
   Other securities                                                    19,449            28,498            39,105            60,587
   Federal funds sold and repurchase agreements                         3,254             8,600             7,392            13,278
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 326,275           362,989           657,165           735,542
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                            75,543           104,580           153,770           210,144
   Borrowed funds                                                     125,258           140,296           259,890           283,924
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                200,801           244,876           413,660           494,068
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   125,474           118,113           243,505           241,474
Provision for loan losses                                               1,002             1,023             2,006             2,025
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   124,472           117,090           241,499           239,449
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                               15,347            12,988            29,278            24,562
   Other loan fees                                                      1,558             1,541             3,680             3,034
   Loan servicing fees                                                  3,070             4,020             6,303             8,000
   Net gain on sales of loans                                           1,297             1,392             2,846             1,725
   Income from bank owned life insurance                                5,982             4,304            10,244             8,486
   Other                                                                  841             1,377             4,058             2,527
-----------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                              28,095            25,622            56,409            48,334
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                        26,289            22,471            52,357            45,578
      Occupancy, equipment and systems                                 13,052            12,971            26,227            25,952
      Federal deposit insurance premiums                                  499               493             1,004               990
      Advertising                                                       1,531             1,675             2,558             3,529
      Other                                                             8,623             6,826            15,698            13,046
-----------------------------------------------------------------------------------------------------------------------------------
   Total general and administrative                                    49,994            44,436            97,844            89,095
   Net amortization of mortgage servicing rights                        3,767             1,836             5,121             4,951
   Goodwill litigation                                                    281               852               560             1,873
   Capital trust securities                                             3,105             3,104             6,209             6,208
   Amortization of goodwill                                                --             4,810                --             9,621
-----------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                             57,147            55,038           109,734           111,748
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative effect
   of accounting change                                                95,420            87,674           188,174           176,035
Income tax expense                                                     31,489            30,489            63,025            62,140
-----------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change                   63,931            57,185           125,149           113,895

Cumulative effect of accounting change, net of tax                         --                --                --            (2,294)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                             63,931            57,185           125,149           111,601

Preferred dividends declared                                           (1,500)           (1,500)           (3,000)           (3,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net income available to common shareholders                      $     62,431      $     55,685      $    122,149      $    108,601
===================================================================================================================================

Basic earnings per common share:
   Income before accounting change                               $       0.74      $       0.61      $       1.44      $       1.20
   Cumulative effect of accounting change, net of tax                      --                --                --             (0.03)
-----------------------------------------------------------------------------------------------------------------------------------
   Net basic earnings per common share                           $       0.74      $       0.61      $       1.44      $       1.17
===================================================================================================================================

Diluted earnings per common share:
   Income before accounting change                               $       0.73      $       0.59      $       1.41      $       1.18
   Cumulative effect of accounting change, net of tax                      --                --                --             (0.03)
-----------------------------------------------------------------------------------------------------------------------------------
   Net diluted earnings per common share                         $       0.73      $       0.59      $       1.41      $       1.15
===================================================================================================================================

Dividends per common share                                       $       0.20      $       0.16      $       0.37      $       0.29
===================================================================================================================================

Basic weighted average common shares                               84,216,057        91,960,376        84,843,610        92,730,590
Diluted weighted average common and common equivalent shares       85,946,408        93,757,020        86,490,683        94,572,576

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002



                                                                             ADDITIONAL
                                                         PREFERRED  COMMON    PAID-IN      RETAINED     TREASURY
(In Thousands, Except Share Data)             TOTAL        STOCK     STOCK    CAPITAL      EARNINGS       STOCK
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001               $ 1,542,586    $2,000    $1,110   $ 822,652   $ 1,207,742    $(459,471)

Comprehensive income:
  Net income                                   125,149        --        --          --       125,149           --
  Other comprehensive income, net of tax:
    Net unrealized gain on securities           16,901        --        --          --            --           --
    Amortization of unrealized loss
     on securities transferred to
     held-to-maturity                            3,492        --        --          --            --           --
                                           -----------
Comprehensive income                           145,542
                                           -----------

Common stock repurchased
    (2,665,400 shares)                         (84,587)       --        --          --            --      (84,587)

Dividends on common and preferred
    stock and amortization of purchase
    premium                                    (34,373)       --        --        (652)      (33,721)          --

Exercise of stock options and
    related tax benefit
    (664,903 shares issued)                     10,738        --        --       5,147        (9,610)      15,201

Amortization relating to allocation
    of ESOP stock                                4,389        --        --       3,608            --           --
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                   $ 1,584,295    $2,000    $1,110   $ 830,755   $ 1,289,560    $(528,857)
===================================================================================================================


                                              ACCUMULATED   UNALLOCATED
                                                 OTHER        COMMON
                                             COMPREHENSIVE     STOCK
                                                (LOSS)         HELD
(In Thousands, Except Share Data)               INCOME        BY ESOP
-----------------------------------------------------------------------
Balance at December 31, 2001                   $ (1,967)     $(29,480)

Comprehensive income:
  Net income                                         --            --
  Other comprehensive income, net of tax:
    Net unrealized gain on securities            16,901            --
    Amortization of unrealized loss
     on securities transferred to
     held-to-maturity                             3,492            --

Comprehensive income


Common stock repurchased
    (2,665,400 shares)                               --            --

Dividends on common and preferred
    stock and amortization of purchase
    premium                                          --            --

Exercise of stock options and
    related tax benefit
    (664,903 shares issued)                          --            --

Amortization relating to allocation
    of ESOP stock                                    --           781
-----------------------------------------------------------------------
Balance at June 30, 2002                       $ 18,426      $(28,699)
=======================================================================

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ------------------------
(In Thousands)                                                                      2002                2001
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                   $   125,149         $   111,601
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Net accretion of discounts, premiums and deferred loan costs                    (3,083)            (20,604)
     Net provision for loan and real estate losses                                    2,006               1,961
     Depreciation and amortization                                                    5,462               6,434
     Net gain on sales of loans                                                      (2,846)             (1,725)
     Proceeds from sales of loans held-for-sale, net of originations                 27,319             (20,174)
     Amortization of goodwill                                                            --               9,621
     Cumulative effect of accounting change, net of tax                                  --               2,294
     Amortization of allocated ESOP stock                                             4,389               3,310
     Decrease in accrued interest receivable                                            768               5,917
     Mortgage servicing rights amortization and valuation
       allowance, net of capitalized amounts                                          2,034               2,970
     Income from bank owned life insurance, net of insurance
       proceeds received                                                            (10,244)             (4,178)
     Increase in other assets                                                       (52,650)             (7,376)
     Decrease in accrued expenses and other liabilities                             (26,805)            (95,613)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  71,499              (5,562)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Origination of loans held-for-investment                                    (1,891,187)         (1,174,839)
     Loan purchases through third parties                                          (752,523)           (588,867)
     Principal payments on loans held-for-investment                              2,269,757           1,512,278
     Principal payments on mortgage-backed securities held-to-maturity            1,340,028             470,828
     Principal payments on mortgage-backed securities available-for-sale            986,294             555,676
     Purchases of mortgage-backed securities held-to-maturity                    (1,912,575)            (97,884)
     Purchases of mortgage-backed securities available-for-sale                          --            (174,098)
     Purchases of other securities available-for-sale                                  (502)             (2,005)
     Proceeds from maturities of other securities available-for-sale                    675              28,165
     Proceeds from maturities of other securities held-to-maturity                  107,158             383,975
     Redemption of FHLB stock                                                        24,977                  --
     Proceeds from sales of real estate owned, net                                    2,856               1,844
     Purchases of premises and equipment, net of proceeds from sales                 (8,127)             (4,087)
     Purchase of bank owned life insurance                                         (100,000)                 --
---------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                            66,831             910,986
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                       333,709             562,325
     Net decrease in reverse repurchase agreements                                 (500,000)           (300,000)
     Net (decrease) increase in FHLB of New York advances                          (249,550)             54,000
     Net decrease in other borrowings                                              (300,000)           (203,122)
     Increase in mortgage escrow funds                                               17,082              18,064
     Cost to repurchase common stock                                                (84,587)           (118,375)
     Cash dividends paid to stockholders                                            (34,373)            (31,164)
     Cash received for options exercised                                              5,591              15,518
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (812,128)             (2,754)
---------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                               (673,798)            902,670
Cash and cash equivalents at beginning of period                                  1,453,858             307,251
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $   780,060         $ 1,209,921
===============================================================================================================

Supplemental disclosures:
   Cash paid during the period:
     Interest                                                                   $   424,130         $   501,102
===============================================================================================================
     Income taxes                                                               $    57,246         $    47,122
===============================================================================================================
   Additions to real estate owned                                               $     1,068         $     3,450
===============================================================================================================
   Securities transferred from available-for-sale to
      held-to-maturity                                                          $        --         $ 2,878,767
===============================================================================================================

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

In our opinion, the accompanying consolidated financial statements contain all adjustments necessary for a fair presentation of our financial condition as of June 30, 2002 and December 31, 2001, our results of operations for the three and six months ended June 30, 2002 and 2001, changes in our stockholders' equity for the six months ended June 30, 2002 and our cash flows for the six months ended June 30, 2002 and 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2002 and December 31, 2001, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2001 audited consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K.

     2.  EARNINGS PER SHARE, OR EPS

     The following table is a reconciliation of basic and diluted EPS.

                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                   ------------------------------------------------------------------
                                                              2002                                 2001
                                                   ------------------------------------------------------------------
                                                      BASIC           DILUTED              BASIC             DILUTED
(In Thousands, Except Per Share Data)                  EPS              EPS                 EPS              EPS (1)
---------------------------------------------------------------------------------------------------------------------

Net income                                         $  63,931         $ 63,931             $57,185           $57,185
Preferred dividends declared                          (1,500)          (1,500)             (1,500)           (1,500)
---------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders        $  62,431         $ 62,431             $55,685           $55,685
---------------------------------------------------------------------------------------------------------------------

Total weighted average basic
   common shares outstanding                          84,216           84,216              91,960            91,960
Effect of dilutive securities:
   Options                                                 -            1,730                   -             1,797
---------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                          84,216           85,946              91,960            93,757
---------------------------------------------------------------------------------------------------------------------

Net earnings per common share                      $   0.74          $   0.73             $  0.61           $  0.59
---------------------------------------------------------------------------------------------------------------------

                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                              2002                               2001
                                                   -----------------------------------------------------------------
                                                     BASIC             DILUTED           BASIC            DILUTED
(In Thousands, Except Per Share Data)                 EPS                EPS              EPS             EPS (1)
--------------------------------------------------------------------------------------------------------------------
Income before cumulative
   effect of accounting change                     $ 125,149         $ 125,149         $ 113,895         $ 113,895
Preferred dividends declared                          (3,000)           (3,000)           (3,000)           (3,000)
--------------------------------------------------------------------------------------------------------------------
                                                     122,149           122,149           110,895           110,895
Cumulative effect of accounting
   change, net of tax                                     --                --            (2,294)           (2,294)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders        $ 122,149         $ 122,149         $ 108,601         $ 108,601
====================================================================================================================

Total weighted average basic
   common shares outstanding                          84,844            84,844            92,731            92,731
Effect of dilutive securities:
   Options                                                --             1,647                --             1,842
--------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                          84,844            86,491            92,731            94,573
--------------------------------------------------------------------------------------------------------------------

Earnings per common share:
Income before cumulative effect
   of accounting change                            $    1.44         $    1.41         $    1.20         $    1.18
Cumulative effect of accounting
   change, net of tax                                     --                --             (0.03)            (0.03)
--------------------------------------------------------------------------------------------------------------------
Net earnings per common share                      $    1.44         $    1.41         $    1.17         $    1.15
====================================================================================================================



(1) Options to purchase 514,304 shares of common stock at prices between $28.31 per share and $29.88 per share were outstanding as of June 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three and six months ended June 30, 2001.

3.    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method, and that goodwill and other intangible assets acquired in a business combination shall be accounted for in accordance with the provisions of SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Previously, goodwill and other intangible assets were amortized in determining net income. SFAS No. 142 assumes goodwill has an indefinite useful life and should not be amortized, but rather tested, at least annually, for impairment. SFAS No. 142 also provides specific guidance for testing goodwill for impairment.

Effective January 1, 2002, we ceased recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.21 per diluted common share, based on diluted weighted average common and common equivalent shares outstanding for the year ended December 31, 2001. Upon adoption of SFAS No. 142, we performed a transitional goodwill impairment evaluation. We identified a single reporting unit, for purposes of our goodwill impairment testing, and determined the fair value of this reporting unit to be in excess of its carrying value. As such, at the date of our adoption of SFAS No. 142, there was no indication of goodwill impairment.

The following table reconciles reported net income and earnings per share to net income and earnings per share excluding the amortization of goodwill.

                                                  FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                      ENDED JUNE 30,                      ENDED JUNE 30,
                                             ------------------------------------------------------------------
(In Thousands, Except Per Share Data)            2002              2001              2002               2001
---------------------------------------------------------------------------------------------------------------
Net income:
    Reported net income                      $    63,931       $    57,185       $   125,149        $   111,601
    Add back:  goodwill amortization                  --             4,810                --              9,621
---------------------------------------------------------------------------------------------------------------
    Adjusted net income                      $    63,931       $    61,995       $   125,149        $   121,222
===============================================================================================================
Basic earnings per common share:
    Reported net income                      $      0.74       $      0.61       $      1.44        $      1.17
    Goodwill amortization                             --              0.05                --               0.10
---------------------------------------------------------------------------------------------------------------
    Adjusted net income                      $      0.74       $      0.66       $      1.44        $      1.27
===============================================================================================================
Diluted earnings per common share:
    Reported net income                      $      0.73       $      0.59       $      1.41        $      1.15
    Goodwill amortization                             --              0.05                --               0.10
---------------------------------------------------------------------------------------------------------------
    Adjusted net income                      $      0.73       $      0.64       $      1.41        $      1.25
===============================================================================================================


In addition to the changes in the accounting and disclosure requirements for goodwill, SFAS No. 142 also requires additional disclosures related to other intangible assets, including mortgage servicing rights, or MSR. MSR, net totaled $33.3 million at June 30, 2002 and $35.3 million at December 31, 2001. MSR amortization totaled $1.9 million for the three months ended June 30, 2002 and $4.0 million for the six months ended June 30, 2002. As of June 30, 2002, estimated future MSR amortization through 2007 is as follows: $4.1 million for the remainder of 2002, $7.5 million for 2003, $5.9 million for 2004, $4.6 million for 2005, $3.6 million for 2006 and $2.8 million for 2007. Actual results may vary depending upon the level of repayments on the loans currently serviced.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS No. 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, were to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 provisions, which were effective May 15, 2002, did not have a material impact on our financial condition or results of operations. The implementation of the remaining provisions is not expected to have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

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

CRITICAL ACCOUNTING POLICIES

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and this report, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, including the recoverability of goodwill and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $4.70 billion for the six months ended June 30, 2002 and $2.95 billion for the six months ended June 30, 2001. During the year ended December 31, 2001, the Federal Open Market Committee, or FOMC, reduced the federal funds rate on eleven separate occasions by a total of 475 basis points, resulting in a lower interest rate environment during the first half of 2002 compared to the same period in 2001. The increase in loan and security repayments was primarily the result of the increase in mortgage loan refinance activity caused by this lower interest rate environment. Net cash provided by operating activities totaled $71.5 million during the six months ended June 30, 2002. During the six months ended June 30, 2001, net cash used in operating activities totaled $5.6 million. During the six months ended June 30, 2002, net borrowings decreased $1.05 billion, while net deposits increased $333.7 million. During the six months ended June 30, 2001, net borrowings decreased $447.4 million, while net deposits increased $562.3 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits, consisting of savings, money market and NOW accounts. The net increases in deposits for the six months ended June 30, 2002 and 2001 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite increased local competition for checking accounts, we have been successful in increasing the number of NOW accounts opened in 2002 due in large part to a carefully integrated checking account promotion initiated in the second quarter of 2002 and our "PEAK Process," an interactive, disciplined sales and service approach, which we introduced in the first quarter of 2002.

Our primary use of funds is for the origination and purchase of mortgage loans. During the six months ended June 30, 2002, our gross originations and purchases of mortgage loans totaled $2.71 billion, compared to $1.85 billion during the six months ended June 30, 2001. This increase was primarily attributable to the lower interest rate environment during the first half of 2002 compared to the first half of 2001, which resulted in an increase in mortgage refinance activity. Our loan originations and purchases have outpaced the increased level of repayments during the six months ended June 30, 2002, resulting in an overall increase in our loan portfolio from December 31, 2001 to June 30, 2002. For the first half of 2002, cash flow in excess of mortgage and other loan fundings and excess liquidity at December 31, 2001 were primarily utilized for the purchase of mortgage-backed securities and the repayment of borrowings. Purchases of mortgage-backed securities totaled $1.91 billion and purchases of other securities totaled $502,000 during the six months ended June 30, 2002. In addition, we paid off $1.05 billion of borrowings during the same period. During the six months ended June 30, 2001 purchases of mortgage-backed securities totaled $272.0 million, purchases of other securities totaled $2.0 million, and net borrowings decreased by $447.4 million.

The rapid decline in interest rates in 2001 resulted in a significant increase in loan and mortgage-backed securities repayments which has continued during the first half of 2002. Should the pace of repayment activity remain at its recent levels and cash inflows continue to exceed mortgage and other loan fundings, we will continue to purchase mortgage-backed securities and consider a further reduction in our borrowings outstanding, as we have done in the latter half of 2001 and through the first half of 2002. If repayment activity declines in the future, we will likely reduce our purchases of mortgage-backed securities and/or reduce the repayment of borrowings. This activity is consistent with our strategy of repositioning the balance sheet with an emphasis on mortgage lending and utilization of core deposits to fund our investing activities.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $780.1 million at June 30, 2002, compared to $1.45 billion at December 31, 2001. The decrease in our liquidity was primarily the result of the repayment of $1.05 billion of borrowings, with a weighted average rate of 7.01%, which matured during the six months ended June 30, 2002. Borrowings maturing in the second half of 2002 total $750.5 million with a weighted average rate of 6.53%. We have the flexibility to either repay or rollover such borrowings as they mature. In addition, we have $1.46 billion in certificates of deposit with a weighted average rate of 3.11% maturing in the second half of 2002. We expect to retain a significant portion of such deposits based on our competitive pricing and historical experience. Retained deposits and refinanced borrowings during the remainder of 2002 should carry lower weighted average rates than those they replace, assuming that interest rates remain at or near their current levels.

The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate, causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to accelerate. When mortgage interest rates increase, the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers generally tend to prefer fixed rate mortgage loan products over variable rate products. Since we generally sell our fifteen year and thirty year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce our liquidity.

Stockholders' equity increased to $1.58 billion at June 30, 2002 from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $125.1 million, net unrealized gains on securities, net of tax, of $20.4 million, the effect of stock options exercised and related tax benefit of $10.7 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $4.4 million. These increases were partially offset by repurchases of our common stock of $84.6 million and dividends declared of $34.4 million.

On June 3, 2002, we paid a quarterly cash dividend of $0.20 per share on shares of our common stock outstanding as of the close of business on May 15, 2002, totaling $16.8 million. During the three months ended June 30, 2002, we declared a cash dividend on our Series B Preferred Stock aggregating $1.5 million. On July 17, 2002, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock payable on September 3, 2002 to stockholders of record as of the close of business on August 15, 2002.

On September 17, 2001, our Board of Directors approved our eighth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the six months ended June 30, 2002, we repurchased 2,665,400 shares of our common stock at an aggregate cost of $84.6 million. In total, 5,700,000 shares have been purchased under the eighth stock repurchase plan.

At June 30, 2002, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.70%, leverage capital ratio of 6.70% and risk-based capital ratio of 14.74%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and risk-based capital ratio of 8.00%.

LOAN PORTFOLIO

The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at June 30, 2002 and December 31, 2001.

                                                        AT JUNE 30, 2002               AT DECEMBER 31, 2001
                                                  ---------------------------------------------------------
                                                                   PERCENT                         PERCENT
(Dollars in Thousands)                               AMOUNT        OF TOTAL            AMOUNT      OF TOTAL
-----------------------------------------------------------------------------------------------------------
MORTGAGE LOANS (1):
     One-to-four family                           $10,102,597        81.09%        $ 10,146,555      83.63%
     Multi-family                                   1,331,009        10.68            1,094,312       9.02
     Commercial real estate                           676,108         5.43              598,334       4.93
     Construction                                      53,593         0.43               50,739       0.42
-----------------------------------------------------------------------------------------------------------
Total mortgage loans                               12,163,307        97.63           11,889,940      98.00
-----------------------------------------------------------------------------------------------------------

CONSUMER AND OTHER LOANS (2):
     Home equity                                      246,622         1.98              189,259       1.56
     Passbook                                           8,635         0.07                9,012       0.07
     Other                                             39,566         0.32               43,821       0.37
-----------------------------------------------------------------------------------------------------------
Total consumer and other loans                        294,823         2.37              242,092       2.00
-----------------------------------------------------------------------------------------------------------

TOTAL LOANS                                        12,458,130       100.00%          12,132,032     100.00%

Net unamortized premiums and
     deferred loan costs                               80,880                            78,619
Allowance for loan losses                             (83,605)                          (82,285)
-----------------------------------------------------------------------------------------------------------
TOTAL LOANS, NET                                  $12,455,405                      $ 12,128,366
===========================================================================================================

(1) Includes loans classified as held-for-sale totaling $18.0 million at June 30, 2002 and $41.5 million at December 31, 2001.

(2) Includes loans classified as held-for-sale totaling $940,000 at June 30, 2002 and $1.9 million at December 31, 2001.

SECURITIES PORTFOLIO

The following table sets forth the amortized cost and estimated fair value of mortgage-backed securities and other securities available-for-sale and held-to-maturity at June 30, 2002 and December 31, 2001.

                                                         AT JUNE 30, 2002                AT DECEMBER 31, 2001
                                                   ---------------------------------------------------------------
                                                                      ESTIMATED                          ESTIMATED
                                                   AMORTIZED          FAIR            AMORTIZED          FAIR
(In Thousands)                                       COST              VALUE             COST             VALUE
------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
       Agency pass-through certificates           $  367,812        $  380,460        $  450,742        $  462,748
       REMICs and CMOs:
          Agency issuance                            827,768           839,972         1,402,241         1,402,093
          Non-agency issuance                        803,991           822,315         1,132,384         1,150,122
------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                1,999,571         2,042,747         2,985,367         3,014,963
------------------------------------------------------------------------------------------------------------------
   Other securities:
       Obligations of the U.S.
        Government and agencies                      375,701           381,208           362,888           359,561
       FNMA and FHLMC preferred stock                120,015           113,992           120,015           111,276
       Corporate debt and other securities            68,054            66,611            68,292            63,383
------------------------------------------------------------------------------------------------------------------
   Total other securities                            563,770           561,811           551,195           534,220
------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale               $2,563,341        $2,604,558        $3,536,562        $3,549,183
------------------------------------------------------------------------------------------------------------------

HELD-TO-MATURITY:
   Mortgage-backed securities:
       Agency pass-through certificates           $   30,026        $   31,614        $   36,620        $   37,543
       REMICs and CMOs:
          Agency issuance                          2,803,657         2,844,277         2,979,357         2,975,780
          Non-agency issuance                      1,802,655         1,819,477         1,043,110         1,049,426
------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                4,636,338         4,695,368         4,059,087         4,062,749
------------------------------------------------------------------------------------------------------------------
   Other securities:
       Obligations of the U.S.
        Government and agencies                      267,887           270,609           362,034           362,628
       Obligations of states and
        political subdivisions                        42,173            42,176            42,807            42,823
------------------------------------------------------------------------------------------------------------------
   Total other securities                            310,060           312,785           404,841           405,451
------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                 $4,946,398        $5,008,153        $4,463,928        $4,468,200
==================================================================================================================

COMPARISON OF FINANCIAL CONDITION AS OF
JUNE 30, 2002 AND DECEMBER 31, 2001
AND OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2002 AND 2001

FINANCIAL CONDITION

Total assets decreased $689.4 million to $21.98 billion at June 30, 2002, from $22.67 billion at December 31, 2001. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings. The primary reason for the decrease in total assets was the decrease in federal funds sold and repurchase agreements which were utilized for the repayment of various borrowings which matured during the six months ended June 30, 2002.

Mortgage loans, net, including mortgage loans held-for-sale, increased $273.6 million to $12.24 billion at June 30, 2002, from $11.97 billion at December 31, 2001. Gross mortgage loans originated and purchased during the six months ended June 30, 2002 totaled $2.71 billion, of which $1.96 billion were originations and $746.7 million were purchases. This compares to $1.27 billion of originations and $576.5 million of purchases for a total of $1.85 billion during the six months ended June 30, 2001. The increase in mortgage loan originations and purchases was primarily a result of the lower interest rate environment during the first six months of 2002 compared to the first six months of 2001, which has increased the level of mortgage refinance activity. The increase in originations and purchases was partially offset by an increase in mortgage loan repayments to $2.19 billion for the six months ended June 30, 2002, from $1.45 billion for the six months ended June 30, 2001, which was also primarily a result of the lower interest rates in the first half of 2002 over the comparable 2001 period.

Our mortgage loan portfolios, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represent 81.1% of our total loan portfolio at June 30, 2002, decreased $44.0 million to $10.10 billion at June 30, 2002, from $10.15 billion at December 31, 2001. This decrease was due primarily to the high level of loan repayments as a result of refinance activity in the prevailing interest rate environment, despite strong loan originations. Our multi-family mortgage loans, which tend to be less susceptible to prepayment, increased $236.7 million to $1.33 billion at June 30, 2002, from $1.09 billion at December 31, 2001. Similarly, our commercial real estate loans increased $77.8 million to $676.1 million at June 30, 2002, from $598.3 million at December 31, 2001. While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our new multi-family and commercial real estate loan originations continue to be similar in size and type to the loans currently in our portfolio and we have not changed our underwriting standards with respect to such loans.

Mortgage-backed securities decreased $395.0 million to $6.68 billion at June 30, 2002, from $7.07 billion at December 31, 2001. This decrease was primarily the result of principal payments received of $2.33 billion, partially offset by purchases of $1.91 billion of REMICs and CMOs classified as held-to-maturity and an increase of $13.6 million in the net unrealized gain on securities available-for-sale.

In addition to the changes noted above in the mortgage loan and mortgage-backed securities portfolios, other securities decreased $67.2 million to $871.9 million at June 30, 2002, from $939.1 million at December 31, 2001, primarily due to $107.8 million in securities which were called or matured, partially offset by the net accretion of discounts of $25.1 million and a decrease of $15.0 million in the net unrealized loss on securities available-for-sale. The improvement in the market values of our available-for-sale portfolios was related to the decrease in medium term market interest rates that occurred from December 31, 2001 to June 30, 2002.

Federal funds sold and repurchase agreements decreased $705.3 million to $603.8 million at June 30, 2002, from $1.31 billion at December 31, 2001. This decrease was primarily attributable to the repayment of $1.05 billion of borrowings which matured during the six months ended June 30, 2002. In addition, Bank Owned Life Insurance, or BOLI, was increased $110.2 million to $353.0 million at June 30, 2002, from $242.8 million at December 31, 2001, primarily as a result of an additional $100.0 million purchase made in the first quarter of 2002. The BOLI is classified as a non-interest earning asset.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits, particularly lower costing core deposits. Deposits increased $333.7 million to $11.24 billion at June 30, 2002, from $10.90 billion at December 31, 2001. The increase in deposits was primarily due to an increase of $228.9 million in core deposits to $5.97 billion at June 30, 2002, from $5.74 billion at December 31, 2001, which was attributable to our continued emphasis on deposit generation through competitive rates, extensive product offerings and quality service. Our certificates of deposit also increased $104.9 million to $5.27 billion at June 30, 2002, from $5.16 billion at December 31, 2001. This increase is reflective of our desire to extend the maturities of our liabilities, which we have been successfully achieving through various product promotions. Reverse repurchase agreements decreased $500.0 million to $6.89 billion at June 30, 2002, from $7.39 billion at December 31, 2001. Federal Home Loan Bank of New York advances decreased $249.6 million to $1.66 billion at June 30, 2002, from $1.91 billion at December 31, 2001. Other borrowings, net, decreased $300.4 million to $99.2 million at June 30, 2002, from $399.6 million at December 31, 2001. The decreases in borrowings reflect management's decision to utilize excess cash flows to repay various borrowings which matured during the six months ended June 30, 2002.

Stockholders' equity increased to $1.58 billion at June 30, 2002, from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $125.1 million, net unrealized gains on securities, net of tax, of $20.4 million, the effect of stock options exercised and related tax benefit of $10.7 million and the amortization of the allocated portion of shares held by the ESOP of $4.4 million. These increases were partially offset by repurchases of our common stock of $84.6 million and dividends declared of $34.4 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended June 30, 2002 increased $6.7 million to $63.9 million, from $57.2 million for the three months ended June 30, 2001. For the three months ended June 30, 2002, diluted earnings per common share increased to $0.73 per share, as compared to

$0.59 per share for the three months ended June 30, 2001. Return on average assets increased to 1.16% for the three months ended June 30, 2002, from 1.02% for the three months ended June 30, 2001. Return on average stockholders' equity increased to 16.32% for the three months ended June 30, 2002, from 14.33% for the three months ended June 30, 2001. Return on average tangible stockholders' equity increased to 18.50% for the three months ended June 30, 2002, from 16.36% for the three months ended June 30, 2001.

Net income for the six months ended June 30, 2002 increased $13.5 million to $125.1 million, from $111.6 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, diluted earnings per common share increased to $1.41 per share, as compared to $1.15 per share for the six months ended June 30, 2001. Return on average assets increased to 1.12% for the six months ended June 30, 2002, from 1.00% for the six months ended June 30, 2001. Return on average stockholders' equity increased to 16.01% for the six months ended June 30, 2002, from 14.14% for the six months ended June 30, 2001. Return on average tangible stockholders' equity increased to 18.16% for the six months ended June 30, 2002, from 16.19% for the six months ended June 30, 2001.

The results of operations for the three and six month periods ended June 30, 2002 include the benefit derived from the adoption of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization, which totaled $4.8 million, or $0.05 per diluted common share, for the three months ended June 30, 2001 and $9.6 million, or $0.10 per diluted common share, for the six months ended June 30, 2001. The results of operations for the six months ended June 30, 2001 also include a $2.3 million, after tax, charge for the cumulative effect of accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," effective January 1, 2001.

NET INTEREST INCOME

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income can be significantly impacted by changes in interest rates and market yield curves. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion of the potential impact of changes in interest rates on our results of operations.

For the three months ended June 30, 2002, net interest income increased $7.4 million to $125.5 million, from $118.1 million for the three months ended June 30, 2001. This increase was primarily attributable to an increase in the net interest margin to 2.40% for the three months ended June 30, 2002, from 2.21% for the three months ended June 30, 2001, partially offset by a decrease of $207.7 million in the average balance of net interest-earning assets to $882.2 million for the three months ended June 30, 2002, from $1.09 billion for the three months ended June 30, 2001. The increase in the net interest margin is primarily due to the decrease in the cost of funds due to the downward repricing of deposits as a result of the lower interest rate environment which has persisted since June of 2001, along with the repayment of various higher cost borrowings. The decrease in the average balance of net interest-earning assets was the result of a $407.8 million decrease in the average balance of total interest-earning assets to $20.94 billion for the three months ended June 30, 2002, from $21.34 billion for the three months ended June 30, 2001, partially offset by a $200.1 million decrease in the average balance of total interest-bearing liabilities to $20.05 billion for the three months ended June 30, 2002, from $20.25 billion for the three months ended June 30, 2001. The net interest rate spread increased to 2.22% for the three months ended June 30, 2002, from 1.96% for the three months ended June 30, 2001. The change in the net interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities to 4.01% for the three months ended June 30, 2002, from 4.84% for the three months ended June 30, 2001, partially offset by a decrease in the average yield on interest-earning assets to 6.23% for the three months ended June 30, 2002, from 6.80% for the three months ended June 30, 2001.

For the six months ended June 30, 2002, net interest income increased $2.0 million to $243.5 million, from $241.5 million for the six months ended June 30, 2001. This increase was primarily the result of an increase in the net interest margin to 2.31% for the six months ended June 30, 2002, from 2.25% for the six months ended June 30, 2001, partially offset by a decrease of $288.2 million in the average balance of net interest-earning assets to $865.3 million for the six months ended June 30, 2002, from $1.15 billion for the six months ended June 30, 2001. The increase in the net interest margin is primarily due to the decrease in the cost of funds, as previously discussed. The decrease in the average balance of net interest-earning assets was the result of a $316.2 million decrease in the average balance of total interest-earning assets to $21.10 billion for the six months ended June 30, 2002, from $21.42 billion for the six months ended June 30, 2001, partially offset by a $28.0 million decrease in the average balance of total interest-bearing liabilities to $20.24 billion for the six months ended June 30, 2002, from $20.27 billion for the six months ended June 30, 2001. The net interest rate spread increased to 2.14% for the six months ended June 30, 2002, from 1.99% for the six months ended June 30, 2001. The change in the net interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities to 4.09% for the six months ended June 30, 2002, from 4.88% for the six months ended June 30, 2001, partially offset by a decrease in the average yield on interest-earning assets to 6.23% for the six months ended June 30, 2002, from 6.87% for the six months ended June 30, 2001.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

ANALYSIS OF NET INTEREST INCOME

The following tables set forth certain information about the average balances of our assets and liabilities and the related yields and costs for the three and six month periods ended June 30, 2002 and 2001. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived primarily from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------------------
                                                             2002                                            2001
                                        --------------------------------------------------------------------------------------------
                                                                         AVERAGE                                          AVERAGE
                                            AVERAGE                       YIELD/           AVERAGE                         YIELD/
(Dollars in Thousands)                      BALANCE        INTEREST        COST            BALANCE         INTEREST        COST
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (ANNUALIZED)                                     (ANNUALIZED)
ASSETS:
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family             $  10,259,961     $ 163,449         6.37%       $   9,976,888    $  174,172       6.98%
         Multi-family, commercial
           and construction                 1,967,805        38,781         7.88            1,407,856        29,520       8.39
       Consumer and other loans (1)           282,510         4,117         5.83              195,510         4,470       9.15
                                        -------------     ---------                     -------------    ----------
       Total loans                         12,510,276       206,347         6.60           11,580,254       208,162       7.19
       Mortgage-backed securities (2)       6,508,577        97,225         5.98            7,337,926       117,729       6.42
       Other securities (2)(3)              1,163,408        19,449         6.69            1,618,634        28,498       7.04
       Federal funds sold and
        repurchase agreements                 753,410         3,254         1.73              806,686         8,600       4.26
                                        -------------     ---------                     -------------    ----------
   Total interest-earning assets           20,935,671       326,275         6.23           21,343,500       362,989       6.80
                                                          ---------                                      ----------
   Non-interest-earning assets              1,192,272                                       1,021,255
                                        -------------                                   -------------
Total assets                            $  22,127,943                                   $  22,364,755
                                        =============                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
     Savings                            $   2,751,167         8,566         1.25        $   2,477,134        12,471       2.01
     Certificates of deposit                5,224,909        56,588         4.33            5,232,180        72,708       5.56
     NOW                                    1,252,742           894         0.29            1,080,284         1,462       0.54
     Money market                           1,935,305         9,495         1.96            1,667,494        17,939       4.30
                                        -------------     ---------                     -------------    ----------
     Total deposits                        11,164,123        75,543         2.71           10,457,092       104,580       4.00
     Borrowed funds                         8,889,386       125,258         5.64            9,796,500       140,296       5.73
                                        -------------     ---------                     -------------    ----------
   Total interest-bearing liabilities      20,053,509       200,801         4.01           20,253,592       244,876       4.84
                                                          ---------                                       ---------
   Non-interest-bearing liabilities           507,314                                         515,376
                                        -------------                                   -------------
Total liabilities                          20,560,823                                      20,768,968
Stockholders' equity                        1,567,120                                       1,595,787
                                        -------------                                   -------------
Total liabilities and stockholders'
   equity                               $  22,127,943                                   $  22,364,755
                                        =============                                   =============

   Net interest income/net interest
     rate spread                                          $ 125,474         2.22%                        $  118,113       1.96%
                                                          =========         ====                         ==========       ====

   Net interest-earning assets/net
     interest margin                    $     882,162                       2.40%       $   1,089,908                     2.21%
                                        =============                       ====        =============                     ====

   Ratio of interest-earning assets
     to interest-bearing liabilities             1.04x                                           1.05x
                                        =============                                   =============


----------

(1) Mortgage loans and consumer and other loans include non-performing loans and exclude the allowance for loan losses.

(2)   Securities available-for-sale are reported at average amortized cost.

(3)   Other securities include Federal Home Loan Bank of New York stock.

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------------------
                                                            2002                                           2001
                                        --------------------------------------------------------------------------------------------
                                                                          AVERAGE                                        AVERAGE
                                           AVERAGE                         YIELD/          AVERAGE                        YIELD/
(Dollars in Thousands)                     BALANCE        INTEREST          COST           BALANCE        INTEREST        COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:                                                                 (ANNUALIZED)                                   (ANNUALIZED)
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family             $  10,328,441     $ 329,958         6.39%       $   9,981,678    $  349,692       7.01%
         Multi-family, commercial
           and construction                 1,889,347        75,070         7.95            1,370,319        57,191       8.35
       Consumer and other loans (1)           268,858         7,919         5.89              192,087         9,349       9.73
                                        -------------     ---------                     -------------    ----------
       Total loans                         12,486,646       412,947         6.61           11,544,084       416,232       7.21
       Mortgage-backed securities (2)       6,567,934       197,721         6.02            7,591,708       245,445       6.47
       Other securities (2)(3)              1,175,753        39,105         6.65            1,706,803        60,587       7.10
       Federal funds sold and
        repurchase agreements                 872,582         7,392         1.69              576,572        13,278       4.61
                                        -------------     ---------                     -------------    ----------
   Total interest-earning assets           21,102,915       657,165         6.23           21,419,167       735,542       6.87
                                                          ---------                                      ----------
   Non-interest-earning assets              1,200,294                                         947,877
                                        -------------                                   -------------
Total assets                            $  22,303,209                                   $  22,367,044
                                        =============                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
     Savings                            $   2,692,454        16,669         1.24        $   2,457,518        24,632       2.00
     Certificates of deposit                5,187,287       115,527         4.45            5,197,593       146,395       5.63
     NOW                                    1,222,915         1,719         0.28            1,041,815         2,855       0.55
     Money market                           1,945,914        19,855         2.04            1,594,515        36,262       4.55
                                        -------------     ---------                     -------------    ----------
     Total deposits                        11,048,570       153,770         2.78           10,291,441       210,144       4.08
     Borrowed funds                         9,189,090       259,890         5.66            9,974,227       283,924       5.69
                                        -------------     ---------                     -------------    ----------
   Total interest-bearing liabilities      20,237,660       413,660         4.09           20,265,668       494,068       4.88
                                                          ---------                                      ----------
   Non-interest-bearing liabilities           502,326                                         522,356
                                        -------------                                   -------------
Total liabilities                          20,739,986                                      20,788,024
Stockholders' equity                        1,563,223                                       1,579,020
                                        -------------                                   -------------
Total liabilities and stockholders'
   equity                               $  22,303,209                                   $  22,367,044
                                        =============                                   =============

   Net interest income/net interest
     rate spread                                          $ 243,505         2.14%                        $  241,474       1.99%
                                                          =========         ====                         ==========       ====

   Net interest-earning assets/net
     interest margin                       $  865,255                       2.31%        $  1,153,499                     2.25%
                                           ==========                       ====         ============                     ====

   Ratio of interest-earning assets
     to interest-bearing liabilities             1.04x                                           1.06x
                                                 =====                                           =====

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

                                               THREE MONTHS ENDED JUNE 30, 2002                 SIX MONTHS ENDED JUNE 30, 2002
                                                         COMPARED TO                                     COMPARED TO
                                               THREE MONTHS ENDED JUNE 30, 2001                 SIX MONTHS ENDED JUNE 30, 2001
                                                     INCREASE (DECREASE)                              INCREASE (DECREASE)
(In Thousands)                              VOLUME           RATE             NET            VOLUME           RATE             NET
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   One-to-four family loans                $  4,830        $(15,553)       $(10,723)       $ 11,887        $(31,621)       $(19,734)
   Multi-family, commercial and
      construction loans                     11,147          (1,886)          9,261          20,738          (2,859)         17,879
   Consumer and other loans                   1,593          (1,946)           (353)          2,992          (4,422)         (1,430)
   Mortgage-backed securities               (12,764)         (7,740)        (20,504)        (31,485)        (16,239)        (47,724)
   Other securities                          (7,690)         (1,359)         (9,049)        (17,847)         (3,635)        (21,482)
   Federal funds sold and repurchase
      agreements                               (535)         (4,811)         (5,346)          4,902         (10,788)         (5,886)
------------------------------------------------------------------------------------------------------------------------------------
Total                                        (3,419)        (33,295)        (36,714)         (8,813)        (69,564)        (78,377)
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                    1,247          (5,152)         (3,905)          2,153         (10,116)         (7,963)
   Certificates of deposit                     (101)        (16,019)        (16,120)           (289)        (30,579)        (30,868)
   NOW                                          201            (769)           (568)            438          (1,574)         (1,136)
   Money market                               2,522         (10,966)         (8,444)          6,741         (23,148)        (16,407)
   Borrowed funds                           (12,857)         (2,181)        (15,038)        (22,525)         (1,509)        (24,034)
------------------------------------------------------------------------------------------------------------------------------------
Total                                        (8,988)        (35,087)        (44,075)        (13,482)        (66,926)        (80,408)
------------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income          $  5,569        $  1,792        $  7,361        $  4,669        $ (2,638)       $  2,031
====================================================================================================================================

INTEREST INCOME

Interest income for the three months ended June 30, 2002 decreased $36.7 million to $326.3 million, from $363.0 million for the three months ended June 30, 2001. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.23% for the three months ended June 30, 2002, from 6.80% for the three months ended June 30, 2001, coupled with a decrease of $407.8 million in the average balance of interest-earning assets to $20.94 billion for the three months ended June 30, 2002, from $21.34 billion for the three months ended June 30, 2001. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on all asset categories, which reflects the lower interest rate environment during the second quarter of 2002 compared to the second quarter of 2001. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, resulting from principal repayments, maturities and calls, partially offset by increases in the average balances of mortgage loans. Also contributing to the decrease in the average balance of interest-earning assets was the purchase of an additional $100.0 million of BOLI in the first quarter of 2002. The shift in the average balances of interest-earning assets reflects our decision over the past several years to reposition the balance sheet while continuing to emphasize mortgage lending.

Interest income on one-to-four family mortgage loans decreased $10.8 million to $163.4 million for the three months ended June 30, 2002, from $174.2 million for the three months ended June 30, 2001, which was primarily the result of a decrease in the average yield to 6.37% for the three months ended June 30, 2002, from 6.98% for the three months ended June 30, 2001, partially offset by a $283.1 million increase in the average balance of such loans. The increase in the average balance of one-to-four family mortgage loans reflects the strong level of originations and purchases, offset in part by the increased level of repayment activity due to refinancings in the prevailing interest rate environment. Interest income on multi-family, commercial real estate and construction loans increased $9.3 million to $38.8 million for the three months ended June 30, 2002, from $29.5 million for the three months ended June 30, 2001, which was primarily the result of a $559.9 million increase in the average balance of such loans, partially offset by a decrease in the average yield to 7.88% for the three months ended June 30, 2002, from 8.39% for the three months ended June 30, 2001. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the increase in originations of such loans, coupled with the fact that we have not experienced significant repayment activity within this portfolio primarily due to the prepayment penalties associated with early repayment of these loans. The increase in the average balance of total mortgage loans reflects our continued emphasis on the origination of mortgage loans. The decrease in the average yields reflects the lower interest rate environment during the second quarter of 2002 as compared to the second quarter of 2001 as higher rate loans are prepaid and replaced with lower yielding new originations and purchases.

Interest income on consumer and other loans decreased $353,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 resulting from a decrease in the average yield to 5.83% for the three months ended June 30, 2002, from 9.15% for the three months ended June 30, 2001, partially offset by an increase of $87.0 million in the average balance of this portfolio. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity loans, which represent 83.7% of our consumer and other loan portfolio at June 30, 2002. Home equity loans are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate decreased 475 basis points during the year ended December 31, 2001 in response to the FOMC rate reductions discussed previously.

Interest income on mortgage-backed securities decreased $20.5 million to $97.2 million for the three months ended June 30, 2002, from $117.7 million for the three months ended June 30, 2001. This decrease was the result of a $829.3 million decrease in the average balance of this portfolio, coupled with a decrease in the average yield to 5.98% for the three months ended June 30, 2002, from 6.42% for the three months ended June 30, 2001. The decrease in the average balance of mortgage-backed securities is a result of both our strategy of repositioning the balance sheet and increased levels of principal repayments due to the lower interest rate environment which has existed since June 2001. Interest income on other securities decreased $9.0 million, resulting from a decrease of $455.2 million in the average balance of this portfolio, primarily due to higher yielding securities being called throughout 2001 and 2002 as a result of the declining interest rate environment. As a result of the decrease in the balance of higher yielding securities, the average yield on other securities decreased to 6.69% for the three months ended June 30, 2002, from 7.04% for the three months ended June 30, 2001.

Interest income on federal funds sold and repurchase agreements decreased $5.3 million as a result of a decrease in the average yield to 1.73% for the three months ended June 30, 2002, from 4.26% for the three months ended June 30, 2001, coupled with a decrease of $53.3 million in the average balance of the portfolio.

Interest income for the six months ended June 30, 2002 decreased $78.3 million to $657.2 million, from $735.5 million for the six months ended June 30, 2001. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.23% for the six months ended June 30, 2002, from 6.87% for the six months ended June 30, 2001, coupled with a decrease of $316.2 million in the average balance of interest-earning assets to $21.10 billion for the six months ended June 30, 2002, from $21.42 billion for the six months ended June 30, 2001. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on all asset categories, which reflects the lower interest rate environment. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed securities and other securities, resulting from principal repayments, maturities and calls, partially offset by increases in the average balances of mortgage loans and federal funds sold and repurchase agreements. Also contributing to the decrease in the average balance of interest-earning assets was the purchase of an additional $100.0 million of BOLI during the first quarter of 2002. The shift in the average balances of interest-earning assets reflects our decision over the past several years to reposition the balance sheet by emphasizing mortgage lending.

Interest income on one-to-four family mortgage loans decreased $19.7 million to $330.0 million for the six months ended June 30, 2002, from $349.7 million for the six months ended June 30, 2001, which was primarily the result of a decrease in the average yield to 6.39% for the six months ended June 30, 2002, from 7.01% for the six months ended June 30, 2001, partially offset by a $346.8 million increase in the average balance of such loans. Interest income on multi-family, commercial real estate and construction loans increased $17.9 million to $75.1 million for the six months ended June 30, 2002, from $57.2 million for the six months ended June 30, 2001, which was primarily the result of a $519.0 million increase in the average balance of such loans, partially offset by a decrease in the average yield to 7.95% for the six months ended June 30, 2002, from 8.35% for the six months ended June 30, 2001. As previously discussed, the increases in the average balances of our mortgage loans and the decreases in the average yields for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 reflect our continued emphasis on mortgage lending and the lower interest rate environment.

Interest income on consumer and other loans decreased $1.4 million during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 resulting from a decrease in the average yield to 5.89% for the six months ended June 30, 2002, from 9.73% for the six months ended June 30, 2001, partially offset by an increase of $76.8 million in the average balance of this portfolio. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity loans, which are adjustable rate loans indexed to the prime rate, as previously discussed.

Interest income on mortgage-backed securities decreased $47.7 million to $197.7 million for the six months ended June 30, 2002, from $245.4 million for the six months ended June 30, 2001. This decrease was the result of a $1.02 billion decrease in the average balance of the portfolio, due to principal repayments as previously discussed, coupled with a decrease in the average yield to 6.02% for the six months ended June 30, 2002, from 6.47% for the six months ended June 30, 2001. Interest income on other securities decreased $21.5 million, resulting from a decrease of $531.1 million in the average balance of this portfolio, primarily due to higher yielding securities being called throughout 2001 and 2002 as a result of the declining interest rate environment. As a result of the decrease in the balance of higher yielding securities, the average yield on other securities decreased to 6.65% for the six months ended June 30, 2002, from 7.10% for the six months ended June 30, 2001. Interest income on federal funds sold and repurchase agreements decreased $5.9 million as a result of a decrease in the average yield to 1.69% for the six months ended June 30, 2002, from 4.61% for the six months ended June 30, 2001, partially offset by an increase of $296.0 million in the average balance of the portfolio. Despite strong loan originations and purchases, and the reduction of borrowings, our cash flows from operations, loan and securities repayments and deposit growth exceeded loan originations and purchases and other investment purchases, resulting in the increase in the average balance of federal funds sold and repurchase agreements for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2002 decreased $44.1 million to $200.8 million, from $244.9 million for the three months ended June 30, 2001. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 4.01% for the three months ended June 30, 2002, from 4.84% for the three months ended June 30, 2001, coupled with a $200.1 million decrease in the average balance of interest-bearing liabilities. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment, which has prevailed since 2001, on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, due to the repayment of matured borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning the balance sheet.

Interest expense on deposits decreased $29.1 million, to $75.5 million for the three months ended June 30, 2002, from $104.6 million for the three months ended June 30, 2001, reflecting a decrease in the average cost of deposits to 2.71% for the three months ended June 30, 2002, from 4.00% for the three months ended June 30, 2001, partially offset by an increase of $707.0 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates, primarily on our certificates of deposit and money market accounts, as a result of the lower interest rate environment which has continued into 2002. The increase in the average balance of total deposits was primarily the result of increases in the average balances of savings and money market accounts.

Interest expense on certificates of deposit decreased $16.1 million resulting from a decrease in the average cost to 4.33% for the three months ended June 30, 2002, from 5.56% for the three months ended June 30, 2001, coupled with a decrease of $7.3 million in the average balance. The decrease in the average cost of certificates of deposit was due to the effect of the lower interest rate environment which has prevailed since 2001.

Interest expense on money market accounts decreased $8.4 million reflecting a decrease in the average cost to 1.96% for the three months ended June 30, 2002, from 4.30% for the three months ended June 30, 2001, partially offset by an increase of $267.8 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 89.17% of the balance at June 30, 2002 in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. The decrease in the average cost of these deposits is reflective of the lower market interest rates in the second quarter of 2002 compared to the second quarter of 2001.

Interest expense on savings accounts decreased $3.9 million which was attributable to a decrease in the average cost to 1.25% for the three months ended June 30, 2002, from 2.01% for the three months ended June 30, 2001, partially offset by an increase of $274.0 million in the average balance. Interest expense on NOW accounts decreased $568,000 as a result of a decrease in the average cost to 0.29% for the three months ended June 30, 2002, from 0.54% for the three months ended June 30, 2001, partially offset by an increase of $172.5 million in the average balance.

Interest expense on borrowed funds for the three months ended June 30, 2002 decreased $15.0 million to $125.3 million, from $140.3 million for three months ended June 30, 2001, resulting from a decrease of $907.1 million in the average balance, coupled with a decrease in the average cost of borrowings to 5.64% for the three months ended June 30, 2002, from 5.73% for the three months ended June 30, 2001. During the six months ended June 30, 2002, $1.05 billion in borrowings with an average rate of 7.01% were repaid.

Interest expense for the six months ended June 30, 2002 decreased $80.4 million to $413.7 million, from $494.1 million for the six months ended June 30, 2001. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 4.09% for the six months ended June 30, 2002, from 4.88% for the six months ended June 30, 2001, coupled with a $28.0 million decrease in the average balance of interest-bearing liabilities. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment, which has prevailed since 2001, on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning the balance sheet.

Interest expense on deposits decreased $56.3 million, to $153.8 million for the six months ended June 30, 2002, from $210.1 million for the six months ended June 30, 2001, reflecting a decrease in the average cost of deposits to 2.78% for the six months ended June 30, 2002, from 4.08% for the six months ended June 30, 2001, partially offset by an increase of $757.1 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates, primarily on our certificates of deposit, money market and savings accounts, as a result of the lower interest rate environment which has continued into 2002. The increase in the average balance of total deposits was primarily the result of increases in the average balances of money market and savings accounts.

Interest expense on certificates of deposit decreased $30.9 million resulting from a decrease in the average cost to 4.45% for the six months ended June 30, 2002, from 5.63% for the six months ended June 30, 2001, coupled with a decrease of $10.3 million in the average balance. The decrease in the average cost of certificates of deposit was due to the effect of the lower interest rate environment which has prevailed since 2001.

Interest expense on money market accounts decreased $16.4 million reflecting a decrease in the average cost to 2.04% for the six months ended June 30, 2002, from 4.55% for the six months ended June 30, 2001, partially offset by an increase of $351.4 million in the average balance of such accounts. The decrease in the average cost of these deposits is reflective of the lower market interest rates in the first half of 2002 compared to the first half of 2001 as previously discussed.

Interest expense on savings accounts decreased $8.0 million which was attributable to a decrease in the average cost to 1.24% for the six months ended June 30, 2002, from 2.00% for the six months ended June 30, 2001, partially offset by an increase of $234.9 million in the average balance. Interest expense on NOW accounts decreased $1.1 million as a result of a decrease in the average cost to 0.28% for the six months ended June 30, 2002, from 0.55% for the six months ended June 30, 2001, partially offset by an increase of $181.1 million in the average balance.

Interest expense on borrowed funds for the six months ended June 30, 2002 decreased $24.0 million to $259.9 million, from $283.9 million for six months ended June 30, 2001, resulting from a decrease of $785.1 million in the average balance, coupled with a slight decrease in the average cost of borrowings to 5.66% for the six months ended June 30, 2002, from 5.69% for the six months ended June 30, 2001.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaled $1.0 million for the three months ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, provision for loan losses totaled $2.0 million. The allowance for loan losses increased to $83.6 million at June 30, 2002, from $82.3 million at December 31, 2001. The increase in the allowance for loan losses and the resultant provision for loan losses for 2002 reflect the overall increase in our loan portfolio, particularly increases in our multi-family and commercial real estate loan portfolios, which generally involve greater credit risk than one-to-four family mortgage loans. Net loan charge-offs totaled $344,000 for the three months ended June 30, 2002 compared to $281,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, net loan charge-offs totaled $686,000 compared to $580,000 for the six months ended June 30, 2001. Non-performing loans decreased $4.7 million to $32.4 million at June 30, 2002, from $37.1 million at December 31, 2001. The allowance for loan losses as a percentage of non-performing loans increased to 258.09% at June 30, 2002, from 221.70% at December 31, 2001 primarily due to the decrease in non-performing loans from December 31, 2001 to June 30, 2002. The allowance for loan losses as a percentage of total loans decreased slightly to 0.67% at June 30, 2002, from 0.68% at December 31, 2001 due to the increase in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2002 increased $2.5 million, or 9.7%, to $28.1 million, from $25.6 million for the three months ended June 30, 2001 and increased $8.1 million, or 16.7%, to $56.4 million for the six months ended June 30, 2002, from $48.3 million for the six months ended June 30, 2001. These increases in non-interest income were primarily due to increases in customer service fees and income from BOLI, partially offset by decreases in loan servicing fees.

Customer service fees increased $2.3 million to $15.3 million for the three months ended June 30, 2002, from $13.0 million for the three months ended June 30, 2001 and increased $4.7 million to $29.3 million for the six months ended June 30, 2002, from $24.6 for the six months ended June 30, 2001. The increase in customer service fees was primarily attributable to an increase in the number of NOW accounts, which was due primarily to an integrated checking account promotion initiated in the second quarter of 2002 and continued focus on our retail sales initiatives, including the introduction of our "PEAK Process" in the first quarter of 2002.

Income from BOLI increased $1.7 million to $6.0 million for the three months ended June 30, 2002, from $4.3 million for the three months ended June 30, 2001 and increased $1.7 million to $10.2 million for the six months ended June 30, 2002, from $8.5 million for the six months ended June 30, 2001. As discussed previously, during the first quarter of 2002 we purchased an additional $100.0 million of BOLI. Increases in the cash surrender value of BOLI are recorded as income.

Loan servicing fees decreased $950,000 to $3.1 million for the three months ended June 30, 2002, from $4.0 million for the three months ended June 30, 2001 and decreased $1.7 million to $6.3 million for the six months ended June 30, 2002, from $8.0 million for the six months ended June 30, 2001. Loan servicing fees include all contractual and ancillary servicing revenue we receive. The decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others to $3.10 billion at June 30, 2002, from $3.62 billion at June 30, 2001. The decrease in the balance of loans serviced for others was the result of runoff in that portfolio, due to repayments exceeding the level of new servicing volume from loan sales.

Net gain on sales of loans decreased $95,000 to $1.3 million for the three months ended June 30, 2002, from $1.4 million for the three months ended June 30, 2001 and increased $1.1 million to $2.8 million for the six months ended June 30, 2002, from $1.7 million for the six months ended June 30, 2001. The increase in the net gain on sales of loans for the six months ended June 30, 2002 was primarily due to an increase in the volume of fixed rate loans originated and sold into the secondary market during the quarter ended March 31, 2002. Other loan fees increased during the three months ended June 30, 2002 to $1.6 million compared to $1.5 million for the three months ended June 30, 2001 and increased to $3.7 million for the six months ended June 30, 2002 compared to $3.0 million for the six months ended June 30, 2001.

Other non-interest income decreased $536,000 to $841,000 for the three months ended June 30, 2002, compared to $1.4 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, other non-interest income increased $1.6 million to $4.1 million, from $2.5 million for the six months ended June 30, 2001. The increase for the six months ended June 30, 2002 was primarily due to income in the first quarter of 2002 related to the sale of Prudential Financial, Inc. stock, which was received as a result of the conversion of Prudential Financial, Inc. from a mutual company to a stock company, and income from an investment in a limited partnership.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2002 was $57.1 million, an increase of $2.1 million from $55.0 million for the three months ended June 30, 2001. This increase was primarily due to increases in general and administrative expense and net amortization of MSR, partially offset by the elimination of goodwill amortization, which totaled $4.8 million for the three months ended June 30, 2001, effective January 1, 2002 upon adoption of SFAS No.
142. For the six months ended June 30, 2002, non-interest expense decreased $2.0 million to $109.7 million, from $111.7 million for the six months ended June 30, 2001. This decrease was primarily due to the elimination of goodwill amortization, which totaled $9.6 million for the six months ended June 30, 2001, and a decrease in goodwill litigation expense, partially offset by an increase in general and administrative expense.

General and administrative expense increased $5.6 million to $50.0 million for the three months ended June 30, 2002, from $44.4 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expense increased $8.7 million to $97.8 million, from $89.1 million for the comparable 2001 period. These increases in general and administrative expense were primarily due to increases in compensation and benefits expense and other expense, partially offset by decreases in advertising expense.

Compensation and benefits expense increased $3.8 million to $26.3 million for the three months ended June 30, 2002, from $22.5 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, compensation and benefits expense increased $6.8 million to $52.4 million, from $45.6 million for the six months ended June 30, 2001. The increase was attributable to staff additions, primarily in our retail banking network, and normal performance increases in salaries, coupled with an increase in net employee benefit plan expense of $1.0 million for the three months ended June 30, 2002 and $1.8 million for the six months ended June 30, 2002 over the comparable 2001 periods. Also included was an increase in ESOP expense of $353,000 for the three months ended June 30, 2002 and $1.1 million for the six months ended June 30, 2002 over the comparable 2001 periods, which was due to the effect of the higher average market value of our common stock during the first half of 2002 compared to the first half of 2001, coupled with the increase in compensation.

Advertising expense decreased $144,000 to $1.5 million for the three months ended June 30, 2002, from $1.7 million for the three months ended June 30, 2001, and decreased $971,000 to $2.6 million for the six months ended June 30, 2002, from $3.5 million for the six months ended June 30, 2001, primarily due to our continued focus in 2002 on our sales and service efforts and limited print advertising during the first quarter of 2002.

Other expense increased $1.8 million to $8.6 million for the three months ended June 30, 2002, from $6.8 million for the three months ended June 30, 2001, and increased $2.7 million to $15.7 million for the six months ended June 30, 2002, from $13.0 million for the six months ended June 30, 2001, primarily due to amortization of purchase premiums and market value adjustments on $300.0 million notional amount of interest rate cap agreements. The interest rate cap agreements were purchased primarily in the second half of 2001 as protection against interest rate increases during the next several years as part of management's interest rate risk strategy.

Occupancy, equipment and systems expense increased to $13.1 million for the three months ended June 30, 2002, from $13.0 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 occupancy, equipment and systems expense increased to $26.2 million, from $26.0 million for the comparable 2001 period. Federal deposit insurance premiums increased slightly to $499,000 for the three months ended June 30, 2002, from $493,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, federal deposit insurance premiums increased slightly to $1.0 million, from $990,000 for the six months ended June 30, 2001.

For the three months ended June 30, 2002, net amortization of mortgage servicing rights increased $2.0 million to $3.8 million, from $1.8 million for the three months ended June 30,

2001. For the six months ended June 30, 2002, net amortization of mortgage servicing rights increased $170,000 to $5.1 million, from $5.0 million for the comparable 2001 period. Net amortization of mortgage servicing rights, as reported in the consolidated statements of income, includes valuation allowance adjustments for the impairment of mortgage servicing rights. These increases in the net amortization of mortgage servicing rights were due to changes in the provision for the valuation allowance of mortgage servicing rights, slightly offset by decreases in the amortization of mortgage servicing rights. For the three months ended June 30, 2002, we recorded a provision of $1.9 million compared to a $370,000 recovery recorded for the three months ended June 30, 2001. This increase in the provision was partially offset by a $352,000 decrease in amortization expense to $1.9 million for the three months ended June 30, 2002, from $2.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, we recorded a provision of $1.1 million compared to a provision of $655,000 for the six months ended June 30, 2001. This increase in the provision was partially offset by a decrease of $289,000 in amortization expense to $4.0 million for the six months ended June 30, 2002, from $4.3 million for the six months ended June 30, 2001. The provision for the valuation allowance of mortgage servicing rights was primarily the result of an increase in prepayment speed assumptions due to the current and forecasted lower interest rate environment.

Goodwill litigation expense decreased $571,000 to $281,000 for the three months ended June 30, 2002, from $852,000 for the three months ended June 30, 2001 and decreased $1.3 million to $560,000 for the six months ended June 30, 2002, from $1.9 million for the six months ended June 30, 2001, reflecting the completion of discovery regarding our claims.

Our percentage of general and administrative expense to average assets was 0.90% for the three months ended June 30, 2002 and 0.88% for the six months ended June 30, 2002, compared to 0.79% for the three months ended June 30, 2001 and 0.80% for the six months ended June 30, 2001. The efficiency ratio was 32.56% for the three months ended June 30, 2002 and 32.67% for the six months ended June 30, 2002, compared to 30.92% for the three months ended June 30, 2001 and 30.74% for the six months ended June 30, 2001. The increases in these ratios were attributable to the increase in general and administrative expense for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 discussed previously.

INCOME TAX EXPENSE

For the three months ended June 30, 2002, income tax expense was $31.5 million, representing an effective tax rate of 33.0%, compared to $30.5 million, representing an effective tax rate of 34.8%, for the three months ended June 30, 2001. For the six months ended June 30, 2002, income tax expense was $63.0 million, representing an effective tax rate of 33.5%, as compared to $62.1 million, representing an effective tax rate of 35.3%, for the six months ended June 30, 2001. The reduction in the effective tax rate for the three and six month periods ended June 30, 2002 was primarily due to the adoption of SFAS No. 142, which eliminated the amortization of goodwill which was not deductible for tax purposes.

ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations, and a strong real estate market, have resulted in our maintaining a very low level of non-performing assets in relation to both the size of our loan portfolio and relative to our peers. Non-performing assets decreased to $33.4 million at June 30, 2002, from $40.1 million at December 31, 2001. The ratio of non-performing loans to total loans decreased to 0.26% at June 30, 2002, from 0.31% at December 31, 2001. The ratio of non-performing assets to total assets decreased to 0.15% at June 30, 2002, from 0.18% at December 31, 2001.

DELINQUENT LOANS

The following table shows a comparison of delinquent loans at June 30, 2002 and December 31, 2001.

                                              AT JUNE 30, 2002                                  AT DECEMBER 31, 2001
                                 --------------------------------------------------------------------------------------------------
                                     60-89 DAYS           90 DAYS OR MORE               60-89 DAYS               90 DAYS OR MORE
                                 --------------------------------------------------------------------------------------------------
                                 NUMBER    PRINCIPAL    NUMBER      PRINCIPAL       NUMBER      PRINCIPAL       NUMBER     PRINCIPAL
                                  OF        BALANCE       OF         BALANCE          OF          BALANCE        OF         BALANCE
(Dollars in Thousands)           LOANS     OF LOANS      LOANS      OF LOANS        LOANS        OF LOANS       LOANS      OF LOANS
-----------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family              5        $  207        188        $27,505            20        $1,269          222       $31,991
   Multi-family                    2           311          4          2,302             1            84            5         1,860
   Commercial real estate          5         1,278          2          1,914             5         1,395            4         1,752
   Construction                   --            --         --             --            --            --            1           522
 Consumer and other loans         96           378         91            673           102           491          104           991
-----------------------------------------------------------------------------------------------------------------------------------

Total delinquent loans           108        $2,174        285        $32,394           128        $3,239          336       $37,116
===================================================================================================================================

  Delinquent loans to total
    loans                                     0.02%                     0.26%                       0.03%                      0.31%

NON-PERFORMING ASSETS

The following table sets forth information regarding non-performing assets at June 30, 2002 and December 31, 2001. In addition to the non-performing loans, we had approximately $2.2 million of potential problem loans at June 30, 2002 compared to $3.2 million at December 31, 2001. Such loans are 60-89 days delinquent as shown above.

                                                         AT JUNE 30,     AT DECEMBER 31,
(Dollars in Thousands)                                      2002              2001
----------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)                  $30,327           $34,848
Non-accrual delinquent consumer and other loans                673               991
Mortgage loans delinquent 90 days or more and
     still accruing interest (2)                             1,394             1,277
----------------------------------------------------------------------------------------
        Total non-performing loans                          32,394            37,116

Real estate owned, net (3)                                   1,036             2,987
----------------------------------------------------------------------------------------
        Total non-performing assets                        $33,430           $40,103
========================================================================================
Allowance for loan losses to non-performing loans           258.09%           221.70%
Allowance for loan losses to total loans                      0.67%             0.68%

----------

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

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of June 30, 2002, $6.8 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.2 million for the six months ended June 30, 2002 and $2.3 million for the year ended December 31, 2001. This compares to actual payments recorded as interest income, with respect to such loans, of $634,000 for the six months ended June 30, 2002, and $1.8 million for the year ended December 31, 2001.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $4.9 million at June 30, 2002 and $5.4 million at December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the change in our allowance for loan losses for the six months ended June 30, 2002.

         (In Thousands)
         Balance at December 31, 2001                                                $ 82,285
         Provision charged to operations                                                2,006
         Charge-offs:
            One-to-four family                                                           (224)
            Multi-family                                                                  (83)
            Construction                                                                 (266)
            Consumer and other                                                           (777)
         -------------------------------------------------------------------------------------
         Total charge-offs                                                             (1,350)
         -------------------------------------------------------------------------------------
         Recoveries:
            One-to-four family                                                            168
            Commercial                                                                    251
            Consumer and other                                                            245
         -------------------------------------------------------------------------------------
         Total recoveries                                                                 664
         -------------------------------------------------------------------------------------
         Net charge-offs                                                                 (686)
         -------------------------------------------------------------------------------------
         Balance at June 30, 2002                                                    $ 83,605
         -------------------------------------------------------------------------------------

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

GAP ANALYSIS

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 34, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables. The Gap Table does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised. Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

The Gap Table includes $5.94 billion of callable borrowings classified according to their maturity dates, primarily in the one to three years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $824.0 million classified according to their maturity dates, primarily in the more than five years category, $643.0 million of which are callable within one year and at various times thereafter. As indicated in the Gap Table, our one-year cumulative gap at June 30, 2002 was 4.36%. This compares to a one-year cumulative gap of negative 0.34% at December 31, 2001. The increase in our one-year cumulative gap is primarily attributable to an extension of certificate of deposit maturities, coupled with a reduction in borrowings from December 31, 2001 to June 30, 2002.

                                                                                AT JUNE 30, 2002
                                            ----------------------------------------------------------------------------------------
                                                                MORE THAN          MORE THAN
                                                                ONE YEAR          THREE YEARS
                                             ONE YEAR              TO                 TO            MORE THAN
(Dollars in Thousands)                        OR LESS          THREE YEARS        FIVE YEARS        FIVE YEARS             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                       $3,336,943        $ 3,753,959         $3,322,771        $ 1,717,913         $12,131,586
   Consumer and other loans (1)                263,633             30,517                 --                 --             294,150
   Federal funds sold and
     repurchase agreements                     603,819                 --                 --                 --             603,819
   Mortgage-backed and other
     securities available-for-sale and
     FHLB stock                                892,476            511,468            288,421          1,137,666           2,830,031
   Mortgage-backed and other securities
     held-to-maturity                        1,590,932          1,420,143            723,311          1,191,270           4,925,656
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                6,687,803          5,716,087          4,334,503          4,046,849          20,785,242
Net unamortized purchase premiums
   and deferred costs (2)                       30,137             30,613             24,674             16,198             101,622
------------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets                  6,717,940          5,746,700          4,359,177          4,063,047          20,886,864
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                     153,634            307,268            307,268          2,022,849           2,791,019
   Money market                              1,748,728             17,966             17,966            134,742           1,919,402
   NOW                                          34,441             68,886             68,886          1,089,611           1,261,824
   Certificates of deposit                   2,421,656          1,954,248            808,833             80,420           5,265,157
   Borrowed funds                            1,400,450          4,865,000            104,000          2,279,168           8,648,618
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           5,758,909          7,213,368          1,306,953          5,606,790          19,886,020
------------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                       959,031         (1,466,668)         3,052,224         (1,543,743)        $ 1,000,844
====================================================================================================================================
Cumulative interest sensitivity gap         $  959,031        $  (507,637)        $2,544,587        $ 1,000,844
====================================================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets           4.36%             (2.31)%            11.58%               4.55%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                116.65%              96.09%           117.82%             105.03%

----------

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2002 would increase by approximately 0.75% from the base projection. At December 31, 2001, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have increased by approximately 0.85% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2002 would decrease by approximately 0.19% from the base projection. At December 31, 2001, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have decreased by approximately 0.10% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII Sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII Sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include, but are not limited to, BOLI, MSR, defined benefit pension costs and the mark to market adjustments on certain derivative instruments, specifically our interest rate caps.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, see our Annual Report on Form 10-K for the year ended December 31, 2001, Item 3, Legal Proceedings, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Part II, Item 1, Legal Proceedings.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of shareholders was held May 15, 2002, referred to as the Annual Meeting. At the Annual Meeting, our shareholders re-elected George L. Engelke, Jr., Robert J. Conway, Peter C. Haeffner, Jr., Ralph F. Palleschi and Leo J. Waters as directors, each to serve for a three year term and, in any case, until the election and qualification of their respective successors. The shareholders also ratified our appointment of KPMG LLP as our independent auditors for our 2002 fiscal year.

The number of votes cast as to each matter acted upon at the Annual Meeting was as follows:

(a)   Election of Directors:

                                                          For                        Withheld
                                                          ---                        --------
      George L. Engelke, Jr.                           82,452,356                     694,886
      Robert J. Conway                                 82,162,326                     984,916
      Peter C. Haeffner, Jr.                           82,210,818                     936,424
      Ralph F. Palleschi                               82,219,766                     927,476
      Leo J. Waters                                    82,183,581                     963,661

      There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(b) Ratification of the appointment of KPMG LLP as independent auditors of Astoria Financial Corporation for the 2002 fiscal year:

                          For:                  80,395,022
                          Against:               2,590,648
                          Abstained:               161,572

         There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5.       OTHER INFORMATION

On May 17, 2002, our common stock began trading on the New York Stock Exchange under the symbol "AF." Previously, our common stock traded on The Nasdaq Stock Market under the symbol "ASFC."

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No.                        Identification of Exhibit
      -----------                        -------------------------
      10.1                     Astoria Federal Savings and Loan Association
                               Amended and Restated Severance Compensation Plan.

      11                       Statement Regarding Computation of Per Share
                               Earnings.

      99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                               1350.

      99.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                               1350.

(b)   Reports on Form 8-K

      1. Report on Form 8-K dated April 18, 2002 which includes a press release dated April 18, 2002 announcing plans for Astoria Financial Corporation to list its common stock on the New York Stock Exchange under the new symbol "AF." This report has been furnished but not filed pursuant to Regulation FD.

      2. Report on Form 8-K dated May 28, 2002 which includes a written presentation of financial results and trends through the period ended March 31, 2002. This report has been furnished but not filed pursuant to Regulation FD.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Astoria Financial Corporation




Dated:    August 9, 2002                By:  /s/  Monte N. Redman
      ----------------------                 -------------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No.                                Identification of Exhibit
-----------                                -------------------------
     10.1                      Astoria Federal Savings and Loan Association
                               Amended and Restated Severance Compensation Plan.
                               This exhibit is a management contract or
                               compensatory plan or arrangement required to be
                               filed as an exhibit to this Form 10-Q pursuant to
                               Item 6(a) of this report.

     11                        Statement Regarding Computation of Per Share
                               Earnings.

     99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                               1350.

     99.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                               1350.