Form 10-Q
period 2002-09-30
ASTORIA FINANCIAL CORP
filed 2002-11-12
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

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

                                YES [X]   NO[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock           Number of Shares Outstanding, October 31, 2002
-----------------------           ----------------------------------------------
     .01 Par Value                                 87,063,906

                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):                                                       Page
                                                                                                  ----
          Consolidated Statements of Financial Condition at September 30, 2002                       2
          and December 31, 2001

          Consolidated Statements of Income for the Three and Nine Months                            3
          Ended September 30, 2002 and September 30, 2001

          Consolidated Statement of Changes in Stockholders' Equity for the                          4
          Nine Months Ended September 30, 2002

          Consolidated Statements of Cash Flows for the Nine Months Ended                            5
          September 30, 2002 and September 30, 2001

          Notes to Consolidated Financial Statements                                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and                           10
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                36

Item 4.   Controls and Procedures                                                                   39

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                                         40

Item 2.   Changes in Securities and Use of Proceeds                                                 40

Item 3.   Defaults Upon Senior Securities                                                           40

Item 4.   Submission of Matters to a Vote of Security Holders                                       40

Item 5.   Other Information                                                                         40

Item 6.   Exhibits and Reports on Form 8-K                                                          40

          Signatures                                                                                41

          Certifications                                                                            42

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                                                            AT               AT
                                                                                       SEPTEMBER 30,    DECEMBER 31,
(In Thousands, Except Share Data)                                                           2002             2001
                                                                                       ------------     ------------
ASSETS:
Cash and due from banks                                                                $    144,601     $    144,694
Federal funds sold and repurchase agreements                                                843,883        1,309,164
Available-for-sale securities:
     Encumbered                                                                           2,366,426        3,176,977
     Unencumbered                                                                           536,322          372,206
                                                                                       ------------     ------------
                                                                                          2,902,748        3,549,183
Held-to-maturity securities, fair value of $4,543,619 and $4,468,200, respectively:
     Encumbered                                                                           4,368,910        4,201,503
     Unencumbered                                                                           117,341          262,425
                                                                                       ------------     ------------
                                                                                          4,486,251        4,463,928
Federal Home Loan Bank of New York stock, at cost                                           225,473          250,450
Loans held-for-sale                                                                          32,348           43,390
Loans receivable:
     Mortgage loans, net                                                                 12,067,433       11,924,134
     Consumer and other loans, net                                                          353,349          243,127
                                                                                       ------------     ------------
                                                                                         12,420,782       12,167,261
     Allowance for loan losses                                                              (83,648)         (82,285)
                                                                                       ------------     ------------
Total loans receivable, net                                                              12,337,134       12,084,976
Mortgage servicing rights, net                                                               22,399           35,295
Accrued interest receivable                                                                  95,197           96,273
Premises and equipment, net                                                                 155,600          149,753
Goodwill                                                                                    185,151          185,151
Bank owned life insurance                                                                   357,669          242,751
Other assets                                                                                115,822          112,698
                                                                                       ------------     ------------
Total assets                                                                           $ 21,904,276     $ 22,667,706
                                                                                       ============     ============

LIABILITIES:
     Deposits:
         Savings                                                                       $  2,818,078     $  2,588,143
         Money market                                                                     1,816,859        1,955,286
         NOW                                                                              1,306,178        1,199,966
         Certificates of deposit                                                          5,239,463        5,160,298
                                                                                       ------------     ------------
     Total deposits                                                                      11,180,578       10,903,693
     Reverse repurchase agreements                                                        6,585,000        7,385,000
     Federal Home Loan Bank of New York advances                                          1,964,450        1,914,000
     Other borrowings, net                                                                   99,203          399,587
     Mortgage escrow funds                                                                  149,772          116,395
     Accrued expenses and other liabilities                                                 215,539          281,445
                                                                                       ------------     ------------
Total liabilities                                                                        20,194,542       21,000,120

Guaranteed preferred beneficial interest in junior subordinated debentures (capital
     trust securities)                                                                      125,000          125,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized:
     Series A (1,225,000 shares authorized and -0- shares issued and outstanding)              --               --
     Series B (2,000,000 shares authorized, issued and outstanding)                           2,000            2,000
   Common stock, $.01 par value; (200,000,000 shares authorized; 110,996,592 shares issued; and 87,690,468 and 90,766,744 shares
     outstanding, respectively)                                                               1,110            1,110
   Additional paid-in capital                                                               836,525          822,652
   Retained earnings                                                                      1,327,038        1,207,742
   Treasury stock (23,306,124 and 20,229,848 shares, at cost, respectively)                (563,559)        (459,471)
   Accumulated other comprehensive income (loss)                                              9,797           (1,967)
   Unallocated common stock held by ESOP                                                    (28,177)         (29,480)
                                                                                       ------------     ------------
Total stockholders' equity                                                                1,584,734        1,542,586
                                                                                       ------------     ------------

Total liabilities and stockholders' equity                                             $ 21,904,276     $ 22,667,706
                                                                                       ============     ============

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                           FOR THE                           FOR THE
                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                         -------------                     -------------
(In Thousands, Except Share Data)                                    2002             2001             2002             2001
                                                                ------------     ------------     ------------     ------------
Interest income:
   Mortgage loans                                               $    196,836     $    207,014     $    601,864     $    613,897
   Consumer and other loans                                            4,792            4,364           12,711           13,713
   Mortgage-backed securities                                         91,552          109,556          289,273          355,001
   Other securities                                                   16,629           25,705           55,734           86,292
   Federal funds sold and repurchase agreements                        3,571           12,082           10,963           25,360
                                                                ------------     ------------     ------------     ------------
Total interest income                                                313,380          358,721          970,545        1,094,263
                                                                ------------     ------------     ------------     ------------
Interest expense:
   Deposits                                                           71,702          101,687          225,472          311,831
   Borrowed funds                                                    122,451          142,809          382,341          426,733
                                                                ------------     ------------     ------------     ------------
Total interest expense                                               194,153          244,496          607,813          738,564
                                                                ------------     ------------     ------------     ------------
Net interest income                                                  119,227          114,225          362,732          355,699
Provision for loan losses                                                301            1,001            2,307            3,026
                                                                ------------     ------------     ------------     ------------
Net interest income after provision for loan losses                  118,926          113,224          360,425          352,673
                                                                ------------     ------------     ------------     ------------
Non-interest income:
   Customer service fees                                              15,640           13,533           44,918           38,095
   Other loan fees                                                     2,242            1,596            5,922            4,630
   Loan servicing fees                                                 3,169            3,595            9,472           11,595
   Net gain on sales of securities                                     8,489             --              8,489             --
   Net gain on sales of loans                                          1,056              877            3,902            2,602
   Income from bank owned life insurance                               5,683            4,098           15,927           12,584
   Other                                                                 729            3,216            4,787            5,743
                                                                ------------     ------------     ------------     ------------
Total non-interest income                                             37,008           26,915           93,417           75,249
                                                                ------------     ------------     ------------     ------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                       26,645           22,466           79,002           68,044
      Occupancy, equipment and systems                                13,373           13,371           39,600           39,323
      Federal deposit insurance premiums                                 492              503            1,496            1,493
      Advertising                                                        997              730            3,555            4,259
      Other                                                            6,866            6,292           22,564           19,338
                                                                ------------     ------------     ------------     ------------
   Total general and administrative                                   48,373           43,362          146,217          132,457
   Net amortization of mortgage servicing rights                      11,796            2,825           16,917            7,776
   Goodwill litigation                                                   209              243              769            2,116
   Capital trust securities                                            3,103            3,104            9,312            9,312
   Amortization of goodwill                                             --              4,811             --             14,432
                                                                ------------     ------------     ------------     ------------
Total non-interest expense                                            63,481           54,345          173,215          166,093
                                                                ------------     ------------     ------------     ------------
Income before income tax expense and cumulative effect
   of accounting change                                               92,453           85,794          280,627          261,829
Income tax expense                                                    30,237           29,342           93,262           91,482
                                                                ------------     ------------     ------------     ------------
Income before cumulative effect of accounting change                  62,216           56,452          187,365          170,347
Cumulative effect of accounting change, net of tax                      --               --               --             (2,294)
                                                                ------------     ------------     ------------     ------------
Net income                                                            62,216           56,452          187,365          168,053
Preferred dividends declared                                          (1,500)          (1,500)          (4,500)          (4,500)
                                                                ------------     ------------     ------------     ------------
Net income available to common shareholders                     $     60,716     $     54,952     $    182,865     $    163,553
                                                                ============     ============     ============     ============
Basic earnings per common share:
   Income before accounting change                              $       0.73     $       0.61     $       2.17     $       1.81
   Cumulative effect of accounting change, net of tax                   --               --               --              (0.03)
                                                                ------------     ------------     ------------     ------------
   Net basic earnings per common share                          $       0.73     $       0.61     $       2.17     $       1.78
                                                                ============     ============     ============     ============
Diluted earnings per common share:
   Income before accounting change                              $       0.72     $       0.60     $       2.13     $       1.78
   Cumulative effect of accounting change, net of tax                   --               --               --              (0.03)
                                                                ------------     ------------     ------------     ------------
   Net diluted earnings per common share                        $       0.72     $       0.60     $       2.13     $       1.75
                                                                ============     ============     ============     ============
Dividends per common share                                      $       0.20     $       0.16     $       0.57     $       0.44
                                                                ============     ============     ============     ============
Basic weighted average common shares                              83,329,044       90,123,032       84,333,207       91,851,854
Diluted weighted average common and common equivalent shares      84,795,336       91,869,188       85,920,019       93,661,896

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                                                                        ADDITIONAL
                                                           PREFERRED        COMMON        PAID-IN        RETAINED
(In Thousands, Except Share Data)            TOTAL           STOCK          STOCK         CAPITAL        EARNINGS
---------------------------------            -----           -----          -----         -------        --------
Balance at December 31, 2001              $ 1,542,586     $     2,000    $     1,110    $   822,652     $ 1,207,742
Comprehensive income:
   Net income                                 187,365              --             --             --         187,365
   Other comprehensive income,
      net of tax:
    Net unrealized gain on securities           8,534              --             --             --              --
    Net unrealized loss on cash flow
       hedging instruments                     (1,970)             --             --             --              --
    Amortization of unrealized loss
         on securities transferred to
         held-to-maturity                       5,200              --             --             --              --
                                          -----------
Comprehensive income                          199,129
                                          -----------
Common stock repurchased
    (4,180,400 shares)                       (129,795)             --             --             --              --
Dividends on common and preferred
    stock and amortization of purchase
    premium                                   (53,607)             --             --           (978)        (52,629)
Exercise of stock options and
    related tax benefit
    (1,104,124 shares issued)                  19,111              --             --          8,844         (15,440)
Amortization relating to allocation
    of ESOP stock                               7,310              --             --          6,007              --
                                          -----------     -----------    -----------    -----------     -----------
Balance at September 30, 2002             $ 1,584,734     $     2,000    $     1,110    $   836,525     $ 1,327,038
                                          ===========     ===========    ===========    ===========     ===========


                                                                              UNALLOCATED
                                                              ACCUMULATED       COMMON
                                                                 OTHER           STOCK
                                                TREASURY     COMPREHENSIVE        HELD
(In Thousands, Except Share Data)                STOCK       (LOSS) INCOME      BY ESOP
---------------------------------                -----       -------------      -------
Balance at December 31, 2001                  $  (459,471)    $    (1,967)    $   (29,480)
Comprehensive income:
   Net income                                          --              --              --
   Other comprehensive income,
      net of tax:
    Net unrealized gain on securities                  --           8,534              --
    Net unrealized loss on cash flow
       hedging instruments                             --          (1,970)             --
    Amortization of unrealized loss
         on securities transferred to
         held-to-maturity                              --           5,200              --
Comprehensive income
Common stock repurchased
    (4,180,400 shares)                           (129,795)             --              --
Dividends on common and preferred
    stock and amortization of purchase
    premium                                            --              --              --
Exercise of stock options and
    related tax benefit
    (1,104,124 shares issued)                      25,707              --              --
Amortization relating to allocation
    of ESOP stock                                      --              --           1,303
                                              -----------     -----------     -----------
Balance at September 30, 2002                 $  (563,559)    $     9,797     $   (28,177)
                                              ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                               -------------
(In Thousands)                                                                              2002            2001
                                                                                        -----------     -----------
Cash flows from operating activities:
     Net income                                                                         $   187,365     $   168,053
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Net amortization (accretion) of premiums, discounts and deferred loan costs          1,324         (29,397)
         Net provision for loan and real estate losses                                        2,311           2,962
         Depreciation and amortization                                                        8,003           9,708
         Net gain on sales of loans and securities                                          (12,391)         (2,602)
         Proceeds from sales of loans held-for-sale, net of originations                     14,944          (6,412)
         Amortization of goodwill                                                                --          14,432
         Cumulative effect of accounting change, net of tax                                      --           2,294
         Amortization of allocated ESOP stock                                                 7,310           4,874
         Decrease in accrued interest receivable                                              1,076           3,718
         Mortgage servicing rights amortization and valuation
              allowance, net of capitalized amounts                                          12,896           4,045
         Income from bank owned life insurance, net of insurance
              proceeds received                                                             (14,918)          8,818
         (Increase) decrease in other assets                                                (19,446)         15,826
         Decrease in accrued expenses and other liabilities                                 (57,062)        (79,519)
                                                                                        -----------     -----------
Net cash provided by operating activities                                                   131,412         116,800
                                                                                        -----------     -----------
Cash flows from investing activities:
         Origination of loans held-for-investment                                        (2,796,246)     (1,897,874)
         Loan purchases through third parties                                            (1,113,285)     (1,072,123)
         Principal payments on loans held-for-investment                                  3,623,342       2,379,478
         Principal payments on mortgage-backed securities held-to-maturity                2,260,068         880,382
         Principal payments on mortgage-backed securities available-for-sale              1,490,987         983,368
         Purchases of mortgage-backed securities held-to-maturity                        (2,578,324)       (650,927)
         Purchases of mortgage-backed securities available-for-sale                      (1,263,783)       (288,811)
         Purchases of other securities available-for-sale                                      (502)         (2,005)
         Proceeds from maturities of other securities available-for-sale                     77,923          69,868
         Proceeds from maturities of other securities held-to-maturity                      316,649         421,048
         Redemption of FHLB stock                                                            24,977          34,800
         Proceeds from sale of securities available-for-sale                                384,250              --
         Proceeds from sales of real estate owned, net                                        3,431           4,367
         Net purchases of premises and equipment                                            (13,850)         (5,567)
         Purchase of bank owned life insurance                                             (100,000)             --
                                                                                        -----------     -----------
Net cash provided by investing activities                                                   315,637         856,004
                                                                                        -----------     -----------
Cash flows from financing activities:
         Net increase in deposits                                                           276,885         721,758
         Net decrease in reverse repurchase agreements                                     (800,000)       (400,000)
         Net increase in FHLB of New York advances                                           50,450         154,000
         Net decrease in other borrowings                                                  (300,000)       (104,092)
         Increase in mortgage escrow funds                                                   33,377          35,300
         Cost to repurchase common stock                                                   (129,795)       (249,698)
         Cash dividends paid to stockholders                                                (53,607)        (47,603)
         Cash received for options exercised                                                 10,267          18,400
                                                                                        -----------     -----------
Net cash (used in) provided by financing activities                                        (912,423)        128,065
                                                                                        -----------     -----------
Net (decrease) increase in cash and cash equivalents                                       (465,374)      1,100,869
Cash and cash equivalents at beginning of period                                          1,453,858         307,251
                                                                                        -----------     -----------
Cash and cash equivalents at end of period                                              $   988,484     $ 1,408,120
                                                                                        ===========     ===========
Supplemental disclosures:
     Cash paid during the period:
         Interest                                                                       $   622,823     $   742,913
                                                                                        ===========     ===========
         Income taxes                                                                   $    83,302     $    47,153
                                                                                        ===========     ===========
     Additions to real estate owned                                                     $     1,518     $     4,077
                                                                                        ===========     ===========
     Securities transferred from available-for-sale to
        held-to-maturity                                                                $        --     $ 2,878,767
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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2002 and December 31, 2001, our results of operations for the three and nine months ended September 30, 2002 and 2001, changes in our stockholders' equity for the nine months ended September 30, 2002 and our cash flows for the nine months ended September 30, 2002 and 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2002 and December 31, 2001, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2001 audited consolidated financial statements and related notes included in our 2001 Annual Report on Form 10-K.

2.    EARNINGS PER SHARE, OR EPS

The following table is a reconciliation of basic and diluted EPS.

                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------------
                                                             2002                              2001
                                                   -------------------------         -------------------------
                                                    BASIC            DILUTED          BASIC            DILUTED
(In Thousands, Except Per Share Data)                EPS              EPS              EPS             EPS (1)
-------------------------------------              --------         --------         --------         --------
Net income                                         $ 62,216         $ 62,216         $ 56,452         $ 56,452
Preferred dividends declared                         (1,500)          (1,500)          (1,500)          (1,500)
                                                   --------         --------         --------         --------
Net income available to common shareholders        $ 60,716         $ 60,716         $ 54,952         $ 54,952
                                                   ========         ========         ========         ========

Total weighted average basic
   common shares outstanding                         83,329           83,329           90,123           90,123
Effect of dilutive securities:
   Options                                               --            1,466               --            1,746
                                                   --------         --------         --------         --------
Total weighted average diluted
   common shares outstanding                         83,329           84,795           90,123           91,869
                                                   ========         ========         ========         ========
Net earnings per common share                      $   0.73         $   0.72         $   0.61         $   0.60
                                                   ========         ========         ========         ========


                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------------
                                                             2002                              2001
                                                   -------------------------         -------------------------
                                                     BASIC           DILUTED           BASIC           DILUTED
(In Thousands, Except Per Share Data)                 EPS             EPS               EPS            EPS (2)
-------------------------------------              --------         --------         --------         --------
Income before cumulative
   effect of accounting change                     $187,365        $ 187,365        $ 170,347        $ 170,347
Preferred dividends declared                         (4,500)          (4,500)          (4,500)         ( 4,500)
                                                   --------         --------         --------         --------
                                                    182,865          182,865          165,847          165,847
Cumulative effect of accounting
   change, net of tax                                    --               --           (2,294)          (2,294)
                                                   --------         --------         --------         --------

Net income available to common shareholders        $182,865        $ 182,865        $ 163,553        $ 163,553
                                                   ========         ========         ========         ========
Total weighted average basic
   common shares outstanding                         84,333           84,333           91,852           91,852
Effect of dilutive securities:
   Options                                               --            1,587               --            1,810
                                                   --------         --------         --------         --------
Total weighted average diluted
   common shares outstanding                         84,333           85,920           91,852           93,662
                                                   ========         ========         ========         ========
Earnings per common share:
Income before cumulative effect
   of accounting change                            $   2.17        $    2.13        $    1.81        $    1.78
Cumulative effect of accounting
   change, net of tax                                    --               --            (0.03)           (0.03)
                                                   --------         --------         --------         --------
Net earnings per common share                      $   2.17        $    2.13        $    1.78        $    1.75
                                                   ========         ========         ========         ========


(1) Options to purchase 30,000 shares of common stock at $29.88 per share were outstanding as of September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the three months ended September 30, 2001.

(2) Options to purchase 514,304 shares of common stock at prices between $28.31 per share and $29.88 per share were outstanding as of September 30, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 30, 2001.

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

Effective January 1, 2002, we ceased recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.21 per diluted common share, based on diluted weighted average common and common equivalent shares outstanding for the year ended December 31, 2001. Upon adoption of SFAS No. 142, we performed a transitional goodwill impairment evaluation. For purposes of our goodwill impairment testing, we identified a single reporting unit and determined the fair value of this reporting unit to be in excess of its carrying value. Additionally, on September 30, 2002 we performed our first annual goodwill impairment test and determined the fair value of our one reporting unit to be in excess of its carrying value. Accordingly, both at the date of our adoption of SFAS No. 142 and as of September 30, 2002, there was no indication of goodwill impairment.

The following table reconciles reported net income and earnings per share to net income and earnings per share excluding the amortization of goodwill.


                                                       FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                        -------------------     ---------------------
(In Thousands, Except Per Share Data)                     2002       2001         2002         2001
                                                        -------     -------     --------     --------
Net income:
    Reported net income                                 $62,216     $56,452     $187,365     $168,053
    Add back:  goodwill amortization                          -       4,769            -       14,308
                                                        -------     -------     --------     --------
    Adjusted net income                                 $62,216     $61,221     $187,365     $182,361
                                                        =======     =======     ========     ========
Basic earnings per common share:
    Reported net income                                 $  0.73     $  0.61     $   2.17     $   1.78
    Goodwill amortization                                     -        0.05           -          0.16
                                                        -------     -------     --------     --------
    Adjusted net income                                 $  0.73     $  0.66     $   2.17     $   1.94
                                                        =======     =======     ========     ========
Diluted earnings per common share:
    Reported net income                                 $  0.72     $  0.60     $   2.13     $   1.75
    Goodwill amortization                                     -        0.05           -          0.15
                                                        -------     -------     --------     --------
    Adjusted net income                                 $  0.72     $  0.65     $   2.13     $   1.90
                                                        =======     =======     ========     ========

In addition to the changes in the accounting and disclosure requirements for goodwill, SFAS No. 142 also requires additional disclosures related to other intangible assets, including mortgage servicing rights, or MSR. MSR are carried at amortized cost, and impairment, if any, is recognized through a valuation allowance. MSR, at amortized cost, totaled $36.5 million at September 30, 2002 and $39.2 million at December 31, 2001. The valuation allowance totaled $14.1 million at September 30, 2002 and $3.9 million at December 31,

2001. The cost of MSR are amortized over the estimated remaining lives of the loans serviced. MSR amortization totaled $2.7 million for the three months ended September 30, 2002 and $6.7 million for the nine months ended September 30, 2002. As of September 30, 2002, estimated future MSR amortization through 2007 is as follows: $3.0 million for the remainder of 2002, $11.2 million for 2003, $7.6 million for 2004, $4.9 million for 2005, $3.2 million for 2006 and $2.1 million for 2007. Actual results may vary depending upon the level of repayments on the loans currently serviced.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale based upon the framework established in SFAS No. 121. SFAS No. 144 also resolved various implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, were to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions, such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147 related to the purchase method of accounting are effective for acquisitions occurring on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have a material impact on our financial condition or results of operations.

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

CRITICAL ACCOUNTING POLICIES

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2002 and March 31, 2002 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, including the value of goodwill and other than temporary declines in the value of our securities, are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations and they involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors.

ALLOWANCE FOR LOAN LOSSES. Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process including the procedures for impairment testing under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114." Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance. Pursuant to our policy, loan losses must be charged-off in the period the loans, or portions thereof, are deemed uncollectible. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessments of economic and regulatory conditions are subject to assumptions and judgments by management. Specific valuation allowances could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The determination of the adequacy of the valuation allowance is a multidimensional process which takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform a variety of analyses against each category. These include, but are not limited to, historical loss experience, delinquency levels and trends and migration analysis. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our provision for loan losses.

These evaluations are inherently subjective because, even though they are based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. Therefore, from time to time, we review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages. In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses. Our most recent analysis has indicated that our projection of estimated losses inherent in our portfolio has exceeded our actual charge-off history during the recent economic downturn. In response to the results of this analysis, we have lowered our projections of estimated future losses inherent in our portfolio and we have adjusted our allowance coverage percentages for our portfolio segments accordingly.

As indicated above, actual results could differ from our estimate as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance. While we believe that the allowance for loan losses has been established and maintained at levels adequate to reflect the risks inherent in our loan portfolio, future increases may be necessary if economic or market conditions decline substantially from the conditions that existed at the time of the initial determinations.

For additional information regarding our allowance for loan losses, see "Provision for Loan Losses," "Asset Quality," "Non-Performing Assets" and "Allowance for Loan Losses" in this document and "Asset Quality" under Item 1, "Business," and "Provision for Loan Losses" and "Asset Quality" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2001.

VALUATION OF MSR. MSR are carried at cost, and impairment, if any, is recognized through a valuation allowance. Impairment exists if the carrying value of MSR exceeds the estimated fair value. We stratify our MSR by underlying loan type, primarily fixed and adjustable, and further stratify our fixed rate loans by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each MSR stratum is determined through analyses of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds and other market driven data.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow down, which results in an increase in the fair value of MSR. We obtain independent appraisals in determining our MSR valuation. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

ASSET IMPAIRMENT JUDGMENTS. Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans and MSR discussed above, two other significant impairment analyses relate to the value of goodwill and other than temporary declines in the value of our securities.

Goodwill is accounted for in accordance with SFAS No. 142, which was effective January 1, 2002. Under the provisions of SFAS No. 142, goodwill is assumed to have an indefinite useful life and is no longer amortized, but rather tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. We performed a transitional goodwill impairment test upon adoption of SFAS No. 142 and our first annual impairment test on September 30, 2002. For purposes of our goodwill impairment testing, we identified a single reporting unit. We used the quoted market price of our common stock on the dates of our testing as the basis for determining the fair value of the reporting unit. On both test dates we determined the fair value of our one reporting unit to be in excess of its carrying value and, as such, there was no indication of goodwill impairment. While quoted market prices in active markets are considered the best evidence of fair value, other acceptable valuation methods include present value measurement or measurements based on multiples of earnings or revenue or similar performance measures. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes reported as accumulated other comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security through a valuation allowance. The market values of our securities, particularly our fixed rate mortgage-backed securities which comprise 84.3% of our total securities portfolio, are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed rate securities will increase. Estimated fair values for securities are based on published or securities dealers' market values.

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


LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from maturities of other securities totaled $7.77 billion for the nine months ended September 30, 2002 and $4.73 billion for the nine months ended September 30, 2001. During the year ended December 31, 2001, the Federal Open Market Committee, or FOMC, reduced the federal funds rate on eleven separate occasions by a total of 475 basis points, resulting in a lower interest rate environment during the nine months ended September 30, 2002 compared to the same period in 2001. In addition, during the nine months ended September 30, 2002, medium- and long-term interest rates (two to ten years) declined on average approximately 150 basis points. The increase in loan and security repayments was primarily the result of the increase in mortgage loan refinance activity caused by this lower interest rate environment. Net cash provided by operating activities totaled $131.4 million during the nine months ended September 30, 2002 and $116.8 million during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, net borrowings decreased $1.05 billion, while net deposits increased $276.9 million. During the nine months ended September 30, 2001, net borrowings decreased $348.6 million, while net deposits increased $721.8 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits, consisting of savings, money market and NOW accounts. The net increases in deposits for the nine months ended September 30, 2002 and 2001 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite increased local competition for checking accounts, we have been successful in increasing the number of NOW accounts opened in 2002 due in large part to an integrated checking account promotion initiated in the second quarter of 2002 and our "PEAK Process," an interactive, disciplined sales and service approach, which we introduced in the first quarter of 2002.

Our primary use of funds is for the origination and purchase of mortgage loans. During the nine months ended September 30, 2002, our gross originations and purchases of mortgage loans totaled $3.98 billion, compared to $3.06 billion during the nine months ended September 30, 2001. This increase was primarily attributable to the lower interest rate environment during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, which resulted in an increase in mortgage refinance activity. Our loan originations and purchases have outpaced the increased level of repayments during the nine months ended September 30, 2002.

For the nine months ended September 30, 2002, cash flow in excess of mortgage and other loan fundings and excess liquidity were primarily utilized for the purchase of mortgage-backed securities and the repayment of borrowings. Purchases of mortgage-backed securities totaled $3.84 billion and purchases of other securities totaled $502,000 during the nine months ended September 30, 2002. In addition, we paid off $1.05 billion of borrowings during the same period. During the nine months ended September 30, 2001, purchases of mortgage-backed securities totaled $939.7 million, purchases of other securities totaled $2.0 million and net borrowings decreased by $348.6 million.

The rapid decline in interest rates in 2001 resulted in a significant increase in loan and mortgage-backed securities repayments which have further increased during the nine months ended September 30, 2002. Should the pace of repayment activity remain at its recent levels and cash inflows continue to exceed mortgage and other loan fundings, we will continue to purchase mortgage-backed securities and consider a further reduction in our borrowings outstanding, as we have done in the latter half of 2001 and through the nine months ended September 30, 2002. If repayment activity declines in the future, we will likely reduce our purchases of mortgage-backed securities and/or reduce the repayment of borrowings. This activity is consistent with our strategy of repositioning the balance sheet with an emphasis on mortgage lending and utilization of core deposits to fund our investing activities.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $988.5 million at September 30, 2002, compared to $1.45 billion at December 31, 2001. The decrease in our liquidity was primarily the result of the repayment of $1.05 billion of borrowings, with a weighted average rate of 7.01%, which matured during the nine months ended September 30, 2002, partially offset by the increase in cash flow due to the high level of refinance activity we have experienced during the nine months ended September 30, 2002, particularly in the third quarter. Borrowings maturing over the next twelve months total $1.60 billion with a weighted average rate of 6.28%. We have the flexibility to either repay or rollover such borrowings as they mature. In addition, we have $2.37 billion in certificates of deposit with a weighted average rate of 3.02% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience. Retained or replaced deposits and refinanced borrowings during the next twelve months should carry lower weighted average rates than those they replace, assuming that interest rates remain at or near their current levels.

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


Stockholders' equity increased to $1.58 billion at September 30, 2002 from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $187.4 million, the effect of stock options exercised and related tax benefit of $19.1 million, other comprehensive income, net of tax, of $11.8 million, and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $7.3 million. These increases were partially offset by repurchases of our common stock of $129.8 million and dividends declared of $53.6 million.

On September 3, 2002, we paid a quarterly cash dividend of $0.20 per share on shares of our common stock outstanding as of the close of business on August 15, 2002, totaling $17.7 million. During the three months ended September 30, 2002, we declared a cash dividend on our Series B Preferred Stock aggregating $1.5 million. On October 16, 2002, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock payable on December 2, 2002 to stockholders of record as of the close of business on November 15, 2002.

During the nine months ended September 30, 2002, we repurchased 4,180,400 shares of our common stock at an aggregate cost of $129.8 million under our eighth stock repurchase plan. This stock repurchase plan, which was approved by our Board of Directors on September 17, 2001, authorized the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. In total, 7,215,000 shares have been purchased under the eighth stock repurchase plan.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of an additional 10,000,000 shares, or approximately 11% of our common stock outstanding, in open-market or privately negotiated transactions over a two year period. Stock repurchases under our ninth stock repurchase plan are expected to commence immediately following the completion of the eighth stock repurchase program.

At September 30, 2002, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.04%, leverage capital ratio of 7.04% and risk-based capital ratio of 15.14%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and risk-based capital ratio of 8.00%.

On October 16, 2002, we completed the private placement of $200.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75%. We may redeem all or part of the notes at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The notes were placed with a limited number of institutional investors under Rule 144A of the Securities Act of 1933, or the Securities Act. The notes have not been registered under the Securities Act. We have agreed with the investors to file an exchange offer registration statement with the SEC no later than February 13, 2003 to allow the note holders to exchange the notes for a new issue of substantially identical notes registered under the Securities Act. The net proceeds from the note placement will be used for general corporate purposes, including stock repurchases. Additionally, we may also use the proceeds for repaying, reducing or refinancing outstanding indebtedness or preferred stock, financing possible acquisitions of branches or other financial institutions or financial service companies and extending credit to or funding investments in our subsidiaries, including possible capital contributions to Astoria Federal.

LOAN PORTFOLIO

The following table sets forth the composition of our loans receivable and loans held-for-sale portfolios at September 30, 2002 and December 31, 2001.

                                      AT SEPTEMBER 30, 2002          AT DECEMBER 31, 2001
                                    ------------------------     ----------------------------
                                                    PERCENT                         PERCENT
(Dollars in Thousands)                 AMOUNT       OF TOTAL       AMOUNT           OF TOTAL
                                    -----------     --------     ------------     -----------
MORTGAGE LOANS (1):
     One-to-four family             $ 9,771,310       78.97%      $10,146,555           83.63%
     Multi-family                     1,489,612       12.04         1,094,312            9.02
     Commercial real estate             710,189        5.74           598,334            4.93
     Construction                        54,072        0.43            50,739            0.42
                                    -----------     -------      ------------       ---------
Total mortgage loans                 12,025,183       97.18        11,889,940           98.00
                                    -----------     -------      ------------       ---------

CONSUMER AND OTHER LOANS (2):
     Home equity                        299,197        2.42           189,259            1.56
     Passbook                             7,870        0.06             9,012            0.07
     Other                               41,538        0.34            43,821            0.37
                                    -----------     -------      ------------       ---------
Total consumer and other loans          348,605        2.82           242,092            2.00
                                    -----------     -------      ------------       ---------

TOTAL LOANS                          12,373,788      100.00%       12,132,032          100.00%
Net unamortized premiums and
     deferred loan costs                 79,342                        78,619
Allowance for loan losses               (83,648)                      (82,285)
                                    -----------                  ------------
TOTAL LOANS, NET                    $12,369,482                   $12,128,366
                                    ===========                  ============


(1) Includes loans classified as held-for-sale totaling $31.1 million at September 30, 2002 and $41.5 million at December 31, 2001.

(2) Includes loans classified as held-for-sale totaling $1.2 million at September 30, 2002 and $1.9 million at December 31, 2001.

SECURITIES PORTFOLIO

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at September 30, 2002 and December 31, 2001.

                                                   AT SEPTEMBER 30, 2002         AT DECEMBER 31, 2001
                                                   ---------------------         --------------------
                                                                 ESTIMATED                      ESTIMATED
                                                 AMORTIZED         FAIR         AMORTIZED         FAIR
(In Thousands)                                     COST            VALUE          COST            VALUE
--------------                                     ----            -----          ----            -----
AVAILABLE-FOR-SALE:
   Mortgage-backed securities:

       Agency pass-through certificates ..      $  335,856      $  347,675      $  450,742      $  462,748
       REMICs and CMOs:
          Agency issuance ................       1,039,360       1,050,105       1,402,241       1,402,093
          Non-agency issuance ............       1,007,425       1,010,875       1,132,384       1,150,122
                                                ----------      ----------      ----------      ----------
   Total mortgage-backed securities ......       2,382,641       2,408,655       2,985,367       3,014,963
                                                ----------      ----------      ----------      ----------
   Other securities:
       Obligations of the U.S.
        Government and agencies ..........         305,049         309,948         362,888         359,561
       FNMA and FHLMC preferred stock ....         120,015         116,138         120,015         111,276
       Corporate debt and other securities          67,932          68,007          68,292          63,383
                                                ----------      ----------      ----------      ----------
   Total other securities ................         492,996         494,093         551,195         534,220
                                                ----------      ----------      ----------      ----------
Total securities available-for-sale ......      $2,875,637      $2,902,748      $3,536,562      $3,549,183
                                                ==========      ==========      ==========      ==========

HELD-TO-MATURITY:
   Mortgage-backed securities:

       Agency pass-through certificates ..      $   27,349      $   29,068      $   36,620      $   37,543
       REMICs and CMOs:
          Agency issuance ................       2,858,552       2,893,616       2,979,357       2,975,780
          Non-agency issuance ............       1,495,850       1,515,593       1,043,110       1,049,426
                                                ----------      ----------      ----------      ----------
   Total mortgage-backed securities ......       4,381,751       4,438,277       4,059,087       4,062,749
                                                ----------      ----------      ----------      ----------
   Other securities:
       Obligations of the U.S.
        Government and agencies ..........          64,557          65,399         362,034         362,628
       Obligations of states and
        political subdivisions ...........          39,943          39,943          42,807          42,823
                                                ----------      ----------      ----------      ----------
   Total other securities ................         104,500         105,342         404,841         405,451
                                                ----------      ----------      ----------      ----------
Total securities held-to-maturity ........      $4,486,251      $4,543,619      $4,463,928      $4,468,200
                                                ==========      ==========      ==========      ==========

COMPARISON OF FINANCIAL CONDITION AS OF
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
AND OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

FINANCIAL CONDITION

Total assets decreased $763.4 million to $21.90 billion at September 30, 2002, from $22.67 billion at December 31, 2001. The primary reasons for the decrease in total assets were the decrease in securities and the decrease in federal funds sold and repurchase agreements, which were utilized for the repayment of various borrowings which matured during the nine months ended September 30, 2002. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings.

Mortgage loans, net, including mortgage loans held-for-sale, increased $133.0 million to $12.10 billion at September 30, 2002, from $11.97 billion at December 31, 2001. However, despite strong loan originations, our mortgage loan portfolio decreased during the quarter ended September 30, 2002 due to the extraordinarily high level of repayment activity. Gross mortgage loans originated and purchased during the nine months ended September 30, 2002 totaled $3.98 billion, of which $2.88 billion were originations and $1.10 billion were purchases. This compares to $2.04 billion of originations and $1.02 billion of purchases for a total of $3.06 billion during the nine months ended September 30, 2001. The increase in mortgage loan originations and purchases was primarily a result of the lower interest rate environment during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, which has increased the level of mortgage refinance activity. The increase in originations and purchases was offset by an increase in mortgage loan repayments to $3.53 billion for the nine months ended September 30, 2002, from $2.29 billion for the nine months ended September 30, 2001, which was also primarily a result of the lower interest rates in the nine months ended September 30, 2002 over the comparable 2001 period.

Our loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represent 79.0% of our total loan portfolio at September 30, 2002, decreased $375.2 million to $9.77 billion at September 30, 2002, from $10.15 billion at December 31, 2001. This decrease was due primarily to the high level of loan repayments as a result of refinance activity in the prevailing interest rate environment, despite strong loan originations. Our multi-family mortgage loans, which tend to be less susceptible to prepayment, increased $395.3 million to $1.49 billion at September 30, 2002, from $1.09 billion at December 31, 2001. Similarly, our commercial real estate loans increased $111.9 million to $710.2 million at September 30, 2002, from $598.3 million at December 31, 2001. While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our new multi-family and commercial real estate loan originations continue to be similar in size and type to the loans currently in our portfolio and we have not changed our underwriting standards with respect to such loans.

Mortgage-backed securities decreased $283.6 million to $6.79 billion at September 30, 2002, from $7.07 billion at December 31, 2001. This decrease was primarily the result of principal payments received of $3.75 billion and sales of $375.8 million, partially offset by purchases of $3.84 billion of REMICs and CMOs.

In addition to the changes noted in the mortgage loan and mortgage-backed securities portfolios, other securities decreased $340.5 million to $598.6 million at September 30, 2002, from $939.1 million at December 31, 2001, primarily due to $394.6 million in securities which were called or matured, partially offset by the net accretion of discounts of $35.5 million and a decrease of $18.1 million in the net unrealized loss on securities available-for-sale. The improvement in the market value of our other securities available-for-sale portfolio was related to the decrease in medium term market interest rates that occurred from December 31, 2001 to September 30, 2002.

Federal funds sold and repurchase agreements decreased $465.3 million to $843.9 million at September 30, 2002, from $1.31 billion at December 31, 2001. This decrease was primarily attributable to the repayment of $1.05 billion of borrowings which matured during the nine months ended September 30, 2002, partially offset by the increase in cash flow due to the high level of refinance activity we have experienced during the nine months ended September 30, 2002, particularly in the third quarter. In addition, Bank Owned Life Insurance, or BOLI, increased $114.9 million to $357.7 million at September 30, 2002, from $242.8 million at December 31, 2001, primarily as a result of an additional $100.0 million purchase made in the first quarter of 2002. The BOLI is classified as a non-interest earning asset.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits, particularly lower costing core deposits. Deposits increased $276.9 million to $11.18 billion at September 30, 2002, from $10.90 billion at December 31, 2001. The increase in deposits was primarily due to an increase of $197.7 million in core deposits to $5.94 billion at September 30, 2002, from $5.74 billion at December 31, 2001, which was attributable to our continued emphasis on deposit generation through competitive rates, extensive product offerings and quality service. While total core deposits increased, our money market accounts, which are a component of core deposits, decreased $138.4 million to $1.82 billion at September 30, 2002. Our certificates of deposit also increased $79.2 million to $5.24 billion at September 30, 2002, from $5.16 billion at December 31, 2001. Reverse repurchase agreements decreased $800.0 million to $6.59 billion at September 30, 2002, from $7.39 billion at December 31, 2001. Federal Home Loan Bank of New York advances increased $50.5 million to $1.96 billion at September 30, 2002, from $1.91 billion at December 31, 2001. Other borrowings, net, decreased $300.4 million to $99.2 million at September 30, 2002, from $399.6 million at December 31, 2001. The decreases in borrowings reflect management's decision to utilize excess cash flows to repay various borrowings which matured during the nine months ended September 30, 2002.

Stockholders' equity increased to $1.58 billion at September 30, 2002, from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $187.4 million, the effect of stock options exercised and related tax benefit of $19.1 million, other comprehensive income, net of tax, of $11.8 million and the amortization of the allocated portion of shares held by the ESOP of $7.3 million. These increases were partially offset by repurchases of our common stock of $129.8 million and dividends declared of $53.6 million.

RESULTS OF OPERATIONS

GENERAL

Net income for the three months ended September 30, 2002 increased $5.7 million to $62.2 million, from $56.5 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, diluted earnings per common share increased to $0.72 per share, as compared to $0.60 per share for the three months ended September 30, 2001. Return on average assets increased to 1.14% for the three months ended September 30, 2002, from 1.00% for the three months ended September 30, 2001. Return on average stockholders' equity increased to 15.72% for the three months ended September 30, 2002, from 14.17% for the three months ended September 30, 2001. Return on average tangible stockholders' equity increased to 17.81% for the three months ended September 30, 2002, from 16.12% for the three months ended September 30, 2001.

Net income for the nine months ended September 30, 2002 increased $19.3 million to $187.4 million, from $168.1 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, diluted earnings per common share increased to $2.13 per share, as compared to $1.75 per share for the nine months ended September 30, 2001. Return on average assets increased to 1.13% for the nine months ended September 30, 2002, from 1.00% for the nine months ended September 30, 2001. Return on average stockholders' equity increased to 15.92% for the nine months ended September 30, 2002, from 14.15% for the nine months ended September 30, 2001. Return on average tangible stockholders' equity increased to 18.05% for the nine months ended September 30, 2002, from 16.18% for the nine months ended September 30, 2001.

The results of operations for the three and nine months ended September 30, 2002 include the benefit derived from the adoption of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization, which totaled $4.8 million, or $0.05 per diluted common share, for the three months ended September 30, 2001 and $14.3 million, or $0.15 per diluted common share, for the nine months ended September 30, 2001. The results of operations for the nine months ended September 30, 2001 also include a $2.3 million, after tax, charge for the cumulative effect of accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," effective January 1, 2001.

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

For the three months ended September 30, 2002, net interest income increased $5.0 million to $119.2 million, from $114.2 million for the three months ended September 30, 2001. This increase was primarily attributable to an increase in the net interest margin to 2.31% for the three months ended September 30, 2002, from 2.12% for the three months ended September 30, 2001, partially offset by a decrease of $286.8 million in the average balance of net interest-earning assets to $776.9 million for the three months ended September 30, 2002, from $1.06 billion for the three months ended September 30, 2001. The increase in the net interest margin is primarily due to the decrease in the cost of funds due to the downward repricing of deposits as a result of the lower interest rate environment which has persisted since June of 2001, along with the repayment of various higher cost borrowings. The decrease in the average balance of net interest-earning assets was the result of a $967.4 million decrease in the average balance of total interest-earning assets to $20.63 billion for the three months ended September 30, 2002, from $21.60 billion for the three months ended September 30, 2001, partially offset by a $680.6 million decrease in the average balance of total interest-bearing liabilities to $19.86 billion for the three months ended September 30, 2002, from $20.54 billion for the three months ended September 30, 2001. The net interest rate spread increased to 2.16% for the three months ended September 30, 2002, from 1.88% for the three months ended September 30, 2001. The change in the net interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities to 3.91% for the three months ended September 30, 2002, from 4.76% for the three months ended September 30, 2001, partially offset by a decrease in the average yield on interest-earning assets to 6.07% for the three months ended September 30, 2002, from 6.64% for the three months ended September 30, 2001. The changes in such costs and yields were a result of the lower interest rate environment noted above.

For the nine months ended September 30, 2002, net interest income increased $7.0 million to $362.7 million, from $355.7 million for the nine months ended September 30, 2001. This increase was primarily the result of an increase in the net interest margin to 2.31% for the nine months ended September 30, 2002, from 2.21% for the nine months ended September 30, 2001, partially offset by a decrease of $287.8 million in the average balance of net interest-earning assets to $835.5 million for the nine months ended September 30, 2002, from $1.12 billion for the nine months ended September 30, 2001. The increase in the net interest margin is primarily due to the decrease in the cost of funds, as previously discussed. The decrease in the average balance of net interest-earning assets was the result of a $535.7 million decrease in the average balance of total interest-earning assets to $20.94 billion for the nine months ended September 30, 2002, from $21.48 billion for the nine months ended September 30, 2001, partially offset by a $247.9 million decrease in the average balance of total interest-bearing liabilities to $20.11 billion for the nine months ended September 30, 2002, from $20.36 billion for the nine months ended September 30, 2001. The net interest rate spread increased to 2.15% for the nine months ended September 30, 2002, from 1.95% for the nine months ended September 30, 2001. The change in the net interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities to 4.03% for the nine months ended September 30, 2002, from 4.84% for the nine months ended September 30, 2001, partially offset by a decrease in the average yield on interest-earning assets to 6.18% for the nine months ended September 30, 2002, from 6.79% for the nine months ended September 30, 2001. The changes in such costs and yields were a result of the lower interest rate environment noted above.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

ANALYSIS OF NET INTEREST INCOME

The following tables set forth certain information about the average balances of our assets and liabilities and the related yields and costs for the three and nine month periods ended September 30, 2002 and 2001. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived primarily from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                ----------------------------------------
                                                           2002                                         2001
                                                           ----                                         ----
                                                                         AVERAGE                                     AVERAGE
                                           AVERAGE                        YIELD/          AVERAGE                     YIELD/
(Dollars in Thousands)                     BALANCE       INTEREST          COST           BALANCE      INTEREST        COST
----------------------                     -------       --------          ----           -------      --------        ----
ASSETS:                                                                (ANNUALIZED)                                (ANNUALIZED)
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family             $ 10,012,425     $ 154,192         6.16%       $ 10,088,518    $ 174,641       6.92%
         Multi-family, commercial
           and construction                2,166,118        42,644         7.87           1,540,679       32,373       8.40
       Consumer and other loans (1)          323,195         4,792         5.93             208,686        4,364       8.36
                                        ------------     ---------                     ------------    ---------
       Total loans                        12,501,738       201,628         6.45          11,837,883      211,378       7.14
       Mortgage-backed securities (2)      6,376,544        91,552         5.74           6,935,545      109,556       6.32
       Other securities (2)(3)          `    927,940        16,629         7.17           1,458,258       25,705       7.05
       Federal funds sold and
        repurchase agreements                827,857         3,571         1.73           1,369,769       12,082       3.53
                                        ------------     ---------                     ------------    ---------
   Total interest-earning assets          20,634,079       313,380         6.07          21,601,455      358,721       6.64
                                                         ---------                                     ---------
   Non-interest-earning assets             1,286,755                                      1,033,327
                                        ------------                                   ------------
Total assets                            $ 21,920,834                                   $ 22,634,782
                                        ============                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
     Savings                            $  2,810,974         7,938         1.13        $  2,507,045       12,537       2.00
     Certificates of deposit               5,253,760        55,056         4.19           5,284,102       71,149       5.39
     NOW                                   1,273,066           931         0.29           1,081,815        1,446       0.53
     Money market                          1,870,756         7,777         1.66           1,817,718       16,555       3.64
                                        ------------     ---------                     ------------    ---------
     Total deposits                       11,208,556        71,702         2.56          10,690,680      101,687       3.80
     Borrowed funds                        8,648,634       122,451         5.66           9,847,116      142,809       5.80
                                        ------------     ---------                     ------------    ---------
   Total interest-bearing liabilities     19,857,190       194,153         3.91          20,537,796      244,496       4.76
                                                         ---------                                     ---------
   Non-interest-bearing liabilities          480,880                                        503,401
                                        ------------                                   ------------
Total liabilities                         20,338,070                                     21,041,197
Stockholders' equity                       1,582,764                                      1,593,585
                                        ------------                                   ------------
Total liabilities and stockholders'
   equity                               $ 21,920,834                                   $ 22,634,782
                                        ============                                   ============

   Net interest income/net interest
     rate spread                                         $ 119,227         2.16%                       $ 114,225       1.88%
                                                         =========         ====                        =========       ====

   Net interest-earning assets/net
     interest margin                    $    776,889                       2.31%       $  1,063,659                    2.12%
                                        ============                       ====        ============                    ====

   Ratio of interest-earning assets
     to interest-bearing liabilities            1.04x                                          1.05x
                                                =====                                          =====

      (1) Mortgage loans and consumer and other loans include non-performing loans and exclude the allowance for loan losses.

      (2) Securities available-for-sale are reported at average amortized cost.

      (3)   Other securities include Federal Home Loan Bank of New York stock.

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                            2002                                           2001
                                                            ----                                           ----
                                                                        AVERAGE                                         AVERAGE
                                           AVERAGE                       YIELD/            AVERAGE                       YIELD/
(Dollars in Thousands)                     BALANCE        INTEREST        COST             BALANCE        INTEREST        COST
----------------------                     -------        --------        ----             -------        --------        ----
ASSETS:                                                               (ANNUALIZED)                                    (ANNUALIZED)
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family             $  10,221,945     $ 484,150         6.32%       $  10,017,683    $   524,333      6.98%
         Multi-family, commercial
           and construction                 1,982,618       117,714         7.92            1,427,729         89,564      8.36
       Consumer and other loans (1)           287,169        12,711         5.90              197,681         13,713      9.25
                                          -----------     ---------                      ------------     ----------
       Total loans                         12,491,732       614,575         6.56           11,643,093        627,610      7.19
       Mortgage-backed securities (2)       6,503,436       289,273         5.93            7,370,584        355,001      6.42
       Other securities (2)(3)              1,092,241        55,734         6.80            1,623,044         86,292      7.09
       Federal funds sold and
        repurchase agreements                 857,510        10,963         1.70              843,876         25,360      4.01
                                          -----------     ---------                      ------------     ----------
   Total interest-earning assets           20,944,919       970,545         6.18           21,480,597      1,094,263      6.79
                                                          ---------                                       ----------
   Non-interest-earning assets              1,228,557                                         975,791
                                          -----------                                    ------------
Total assets                            $  22,173,476                                   $  22,456,388
                                          ===========                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Interest-bearing liabilities:
     Savings                            $   2,732,395        24,607         1.20        $   2,474,209         37,169      2.00
     Certificates of deposit                5,209,688       170,583         4.37            5,226,746        217,544      5.55
     NOW                                    1,239,817         2,650         0.28            1,055,295          4,301      0.54
     Money market                           1,920,586        27,632         1.92            1,669,733         52,817      4.22
                                          -----------     ---------                      ------------     ----------
     Total deposits                        11,102,486       225,472         2.71           10,425,983        311,831      3.99
     Borrowed funds                         9,006,959       382,341         5.66            9,931,390        426,733      5.73
                                          -----------     ---------                      ------------     ----------
   Total interest-bearing liabilities      20,109,445       607,813         4.03           20,357,373        738,564      4.84
                                                          ---------                                       ----------
   Non-interest-bearing liabilities           495,098                                         515,969
                                          -----------                                    ------------
Total liabilities                          20,604,543                                      20,873,342
Stockholders' equity                        1,568,933                                       1,583,046
                                          -----------                                    ------------
Total liabilities and stockholders'
   equity                               $  22,173,476                                   $  22,456,388
                                         ============                                    ============

   Net interest income/net interest
     rate spread                                          $ 362,732         2.15%                        $   355,699      1.95%
                                                           ========         ====                          ==========      ====

   Net interest-earning assets/net
     interest margin                    $     835,474                       2.31%       $   1,123,224                     2.21%
                                         ============                       ====         ============                     ====

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

                                          THREE MONTHS ENDED SEPTEMBER 30, 2002           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                        COMPARED TO                                   COMPARED TO
                                          THREE MONTHS ENDED SEPTEMBER 30, 2001           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                          -------------------------------------           ------------------------------------
                                                     INCREASE (DECREASE)                           INCREASE (DECREASE)
                                                     -------------------                           -------------------
(In Thousands)                             VOLUME          RATE            NET            VOLUME           RATE            NET
--------------                             ------          ----            ---            ------           ----            ---
Interest-earning assets:
   One-to-four family loans             $   (1,314)    $  (19,135)     $  (20,449)      $   10,465      $  (50,648)    $  (40,183)
   Multi-family, commercial and
      construction loans                    12,423         (2,152)         10,271           33,092          (4,942)        28,150
   Consumer and other loans                  1,937         (1,509)            428            4,962          (5,964)        (1,002)
   Mortgage-backed securities               (8,418)        (9,586)        (18,004)         (39,866)        (25,862)       (65,728)
   Other securities                         (9,506)           430          (9,076)         (27,161)         (3,397)       (30,558)
   Federal funds sold and repurchase
      agreements                            (3,718)        (4,793)         (8,511)             405         (14,802)       (14,397)
                                        ----------     ----------      ----------       ----------      ----------     ----------
Total                                       (8,596)       (36,745)        (45,341)         (18,103)       (105,615)      (123,718)
                                        ----------     ----------      ----------       ----------      ----------     ----------
Interest-bearing liabilities:
   Savings                                   1,375         (5,974)         (4,599)           3,544         (16,106)       (12,562)
   Certificates of deposit                    (405)       (15,688)        (16,093)            (710)        (46,251)       (46,961)
   NOW                                         220           (735)           (515)             656          (2,307)        (1,651)
   Money market                                470         (9,248)         (8,778)           7,005         (32,190)       (25,185)
   Borrowed funds                          (16,989)        (3,369)        (20,358)         (39,242)         (5,150)       (44,392)
                                        ----------     ----------      ----------       ----------      ----------     ----------
Total                                      (15,329)       (35,014)        (50,343)         (28,747)       (102,004)      (130,751)
                                        ----------     ----------      ----------       ----------      ----------     ----------
Net change in net interest income       $    6,733     $   (1,731)     $    5,002       $   10,644      $   (3,611)    $    7,033
                                        ==========     ==========      ==========       ==========      ==========     ==========

INTEREST INCOME

Interest income for the three months ended September 30, 2002 decreased $45.3 million to $313.4 million, from $358.7 million for the three months ended September 30, 2001. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.07% for the three months ended September 30, 2002, from 6.64% for the three months ended September 30, 2001, coupled with a decrease of $967.4 million in the average balance of interest-earning assets to $20.63 billion for the three months ended September 30, 2002, from $21.60 billion for the three months ended September 30, 2001. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on substantially all asset categories, which reflects the lower interest rate environment during the third quarter of 2002 compared to the third quarter of 2001. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, resulting from principal repayments, maturities, calls and sales, federal funds sold and repurchase agreements and one-to-four family mortgage loans, partially offset by increases in the average balances of multi-family, commercial and construction mortgage loans and consumer and other loans. Also contributing to the decrease in the average balance of interest-earning assets was the purchase of an additional $100.0 million of

BOLI in the first quarter of 2002. The shift in the average balances of interest-earning assets reflects our decision over the past several years to reposition the balance sheet while continuing to emphasize mortgage lending.

Interest income on one-to-four family mortgage loans decreased $20.4 million to $154.2 million for the three months ended September 30, 2002, from $174.6 million for the three months ended September 30, 2001, which was primarily the result of a decrease in the average yield to 6.16% for the three months ended September 30, 2002, from 6.92% for the three months ended September 30, 2001, coupled with a $76.1 million decrease in the average balance of such loans. The decrease in the average balance of one-to-four family mortgage loans reflects the increased level of repayment activity due to refinancings in the prevailing interest rate environment, offset in part by the strong level of originations and purchases. Interest income on multi-family, commercial real estate and construction loans increased $10.2 million to $42.6 million for the three months ended September 30, 2002, from $32.4 million for the three months ended September 30, 2001, which was primarily the result of a $625.4 million increase in the average balance of such loans, partially offset by a decrease in the average yield to 7.87% for the three months ended September 30, 2002, from 8.40% for the three months ended September 30, 2001. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the increase in originations of such loans, coupled with the fact that we have not experienced significant repayment activity within this portfolio in part due to the prepayment penalties associated with these loans. The increase in the average balance of total mortgage loans reflects our continued emphasis on the origination of mortgage loans. The decrease in the average yields reflects the lower interest rate environment during the third quarter of 2002 as compared to the third quarter of 2001 as higher rate loans were prepaid and replaced with lower yielding new originations and purchases.

Interest income on consumer and other loans increased $428,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 resulting from an increase of $114.5 million in the average balance of this portfolio, partially offset by a decrease in the average yield to 5.93% for the three months ended September 30, 2002, from 8.36% for the three months ended September 30, 2001. The changes in interest income on consumer and other loans are primarily attributable to home equity loans which represent 85.8% of this portfolio at September 30, 2002. The increase in the average balance of consumer and other loans is due to the increase in home equity loans as a result of the strong housing market combined with low interest rates over the past two years. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity loans which are adjustable rate loans and generally reset monthly and are indexed to the prime rate. The prime rate decreased 475 basis points during the year ended December 31, 2001 in response to the FOMC rate reductions discussed previously.

Interest income on mortgage-backed securities decreased $18.0 million to $91.6 million for the three months ended September 30, 2002, from $109.6 million for the three months ended September 30, 2001. This decrease was the result of a decrease in the average yield to 5.74% for the three months ended September 30, 2002, from 6.32% for the three months ended September 30, 2001, coupled with a $559.0 million decrease in the average balance of this portfolio. The decrease in the average balance of mortgage-backed securities is a result of our strategy of repositioning the balance sheet, increased levels of principal repayments due to the lower interest rate environment which has existed since June 2001 and sales of securities during the third quarter of 2002. Interest income on other securities decreased $9.1 million to $16.6 million for the three months ended September 30, 2002, from $25.7 million for the three months ended September 30, 2001. This decrease resulted from a decrease of $530.3 million in the average balance of this portfolio, primarily due to higher yielding securities being called throughout 2001 and 2002 as a result of the declining interest rate environment, slightly offset by an increase in the average yield to 7.17% for the three months ended September 30, 2002, from 7.05% for the three months ended September 30, 2001. The increase in the average yield is a result of prepayment penalties associated with certain callable securities which were called during the third quarter of 2002 which resulted in additional income. Interest income on federal funds sold and repurchase agreements decreased $8.5 million as a result of a decrease in the average yield to 1.73% for the three months ended September 30, 2002, from 3.53% for the three months ended September 30, 2001, coupled with a decrease of $541.9 million in the average balance of the portfolio.

Interest income for the nine months ended September 30, 2002 decreased $123.7 million to $970.5 million, from $1.09 billion for the nine months ended September 30, 2001. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.18% for the nine months ended September 30, 2002, from 6.79% for the nine months ended September 30, 2001, coupled with a decrease of $535.7 million in the average balance of interest-earning assets to $20.94 billion for the nine months ended September 30, 2002, from $21.48 billion for the nine months ended September 30, 2001. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on all asset categories, which reflects the lower interest rate environment which has prevailed since June 2001. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, resulting from principal repayments, maturities, calls and sales, partially offset by increases in the average balances of mortgage loans, consumer and other loans and federal funds sold and repurchase agreements. Also contributing to the decrease in the average balance of interest-earning assets was the purchase of an additional $100.0 million of BOLI during the first quarter of 2002. The shift in the average balances of interest-earning assets reflects our decision over the past several years to reposition the balance sheet by emphasizing mortgage lending.

Interest income on one-to-four family mortgage loans decreased $40.1 million to $484.2 million for the nine months ended September 30, 2002, from $524.3 million for the nine months ended September 30, 2001, which was primarily the result of a decrease in the average yield to 6.32% for the nine months ended September 30, 2002, from 6.98% for the nine months ended September 30, 2001, partially offset by a $204.3 million increase in the average balance of such loans. Interest income on multi-family, commercial real estate and construction loans increased $28.1 million to $117.7 million for the nine months ended September 30, 2002, from $89.6 million for the nine months ended September 30, 2001, which was primarily the result of a $554.9 million increase in the average balance of such loans, partially offset by a decrease in the average yield to 7.92% for the nine months ended September 30, 2002, from 8.36% for the nine months ended September 30, 2001. As previously discussed, the increases in the average balances of our mortgage loans and the decreases in the average yields for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 reflect our continued emphasis on mortgage lending and the lower interest rate environment.

Interest income on consumer and other loans decreased $1.0 million during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 resulting from a decrease in the average yield to 5.90% for the nine months ended September 30, 2002, from 9.25% for the nine months ended September 30, 2001, partially offset by an increase of $89.5 million in the average balance of this portfolio. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity loans, which are adjustable rate loans indexed to the prime rate, as previously discussed.

Interest income on mortgage-backed securities decreased $65.7 million to $289.3 million for the nine months ended September 30, 2002, from $355.0 million for the nine months ended September 30, 2001. This decrease was the result of a $867.1 million decrease in the average balance of the portfolio, due to principal repayments and sales as previously discussed, coupled with a decrease in the average yield to 5.93% for the nine months ended September 30, 2002, from 6.42% for the nine months ended September 30, 2001. Interest income on other securities decreased $30.6 million to $55.7 million for the nine months ended September 30, 2002, from $86.3 million for the nine months ended September 30, 2001, resulting from a decrease of $530.8 million in the average balance of this portfolio, primarily due to higher yielding securities being called throughout 2001 and 2002 as a result of the declining interest rate environment. As a result of the decrease in the balance of higher yielding securities, the average yield on other securities decreased to 6.80% for the nine months ended September 30, 2002, from 7.09% for the nine months ended September 30, 2001. Interest income on federal funds sold and repurchase agreements decreased $14.4 million as a result of a decrease in the average yield to 1.70% for the nine months ended September 30, 2002, from 4.01% for the nine months ended September 30, 2001, slightly offset by an increase of $13.6 million in the average balance of the portfolio. Despite strong loan originations and purchases, and the reduction of borrowings, our cash flows from operations, loan and securities repayments and deposit growth exceeded loan originations and purchases and other investment purchases, resulting in the increase in the average balance of federal funds sold and repurchase agreements for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2002 decreased $50.3 million to $194.2 million, from $244.5 million for the three months ended September 30, 2001. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.91% for the three months ended September 30, 2002, from 4.76% for the three months ended September 30, 2001, coupled with a $680.6 million decrease in the average balance of interest-bearing liabilities to $19.86 billion for the three months ended September 30, 2002, from $20.54 billion for the three months ended September 30, 2001. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment, which has prevailed since June 2001, on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, due to the repayment of matured borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning the balance sheet.

Interest expense on deposits decreased $30.0 million, to $71.7 million for the three months ended September 30, 2002, from $101.7 million for the three months ended September 30, 2001, reflecting a decrease in the average cost of deposits to 2.56% for the three months ended September 30, 2002, from 3.80% for the three months ended September 30, 2001, partially offset by an increase of $517.9 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories, primarily on our certificates of deposit and money market accounts, as a result of the lower interest rate environment which has continued into 2002. The increase in the average balance of total deposits was primarily the result of increases in the average balances of savings and NOW accounts.

Interest expense on certificates of deposit decreased $16.1 million resulting from a decrease in the average cost to 4.19% for the three months ended September 30, 2002, from 5.39% for the three months ended September 30, 2001, coupled with a decrease of $30.3 million in the average balance. The decrease in the average cost of certificates of deposit was due to the effect of the lower interest rate environment which has prevailed since 2001.

Interest expense on money market accounts decreased $8.8 million reflecting a decrease in the average cost to 1.66% for the three months ended September 30, 2002, from 3.64% for the three months ended September 30, 2001, slightly offset by an increase of $53.0 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 88.15% of the balance at September 30, 2002 in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill, which provides an attractive short-term yield for our customers. The decrease in the average cost of these deposits is reflective of the lower market interest rates in the third quarter of 2002 compared to the third quarter of 2001.

Interest expense on savings accounts decreased $4.6 million which was attributable to a decrease in the average cost to 1.13% for the three months ended September 30, 2002, from 2.00% for the three months ended September 30, 2001, partially offset by an increase of $303.9 million in the average balance. Interest expense on NOW accounts decreased $515,000 as a result of a decrease in the average cost to 0.29% for the three months ended September 30, 2002, from 0.53% for the three months ended September 30, 2001, partially offset by an increase of $191.3 million in the average balance. As previously discussed, the decreases in the average costs of savings and NOW accounts are reflective of the lower interest rate environment and the increases in the average balances are consistent with our emphasis on deposit generation.

Interest expense on borrowed funds for the three months ended September 30, 2002 decreased $20.3 million to $122.5 million, from $142.8 million for three months ended September 30, 2001, resulting from a decrease of $1.20 billion in the average balance, coupled with a decrease in the average cost of borrowings to 5.66% for the three months ended September 30, 2002, from 5.80% for the three months ended September 30, 2001. During the nine months ended September 30, 2002, $1.05 billion in borrowings with an average rate of 7.01% were repaid.

Interest expense for the nine months ended September 30, 2002 decreased $130.8 million to $607.8 million, from $738.6 million for the nine months ended September 30, 2001. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 4.03% for the nine months ended September 30, 2002, from 4.84% for the nine months ended September 30, 2001, coupled with a $247.9 million decrease in the average balance of interest-bearing liabilities to $20.11 billion for the nine months ended September 30, 2002, from $20.36 billion for the nine months ended September 30, 2001. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment, which has prevailed since 2001, on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning the balance sheet.

Interest expense on deposits decreased $86.3 million, to $225.5 million for the nine months ended September 30, 2002, from $311.8 million for the nine months ended September 30, 2001, reflecting a decrease in the average cost of deposits to 2.71% for the nine months ended September 30, 2002, from 3.99% for the nine months ended September 30, 2001, partially offset by an increase of $676.5 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates, primarily on our certificates of deposit, money market and savings accounts, as a result of the lower interest rate environment which has continued into 2002. The increase in the average balance of total deposits was primarily the result of increases in the average balances of savings, money market and NOW accounts.

Interest expense on certificates of deposit decreased $47.0 million resulting from a decrease in the average cost to 4.37% for the nine months ended September 30, 2002, from 5.55% for the nine months ended September 30, 2001, coupled with a decrease of $17.1 million in the average balance. The decrease in the average cost of certificates of deposit was due to the effect of the lower interest rate environment which has prevailed since 2001.

Interest expense on money market accounts decreased $25.2 million reflecting a decrease in the average cost to 1.92% for the nine months ended September 30, 2002, from 4.22% for the nine months ended September 30, 2001, partially offset by an increase of $250.9 million in the average balance of such accounts. The decrease in the average cost of these deposits is reflective of the lower market interest rates in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as previously discussed.

Interest expense on savings accounts decreased $12.6 million which was attributable to a decrease in the average cost to 1.20% for the nine months ended September 30, 2002, from 2.00% for the nine months ended September 30, 2001, partially offset by an increase of $258.2 million in the average balance. Interest expense on NOW accounts decreased $1.7 million as a result of a decrease in the average cost to 0.28% for the nine months ended September 30, 2002, from 0.54% for the nine months ended September 30, 2001, partially offset by an increase of $184.5 million in the average balance.

Interest expense on borrowed funds for the nine months ended September 30, 2002 decreased $44.4 million to $382.3 million, from $426.7 million for nine months ended September 30, 2001, resulting from a decrease of $924.4 million in the average balance, coupled with a decrease in the average cost of borrowings to 5.66% for the nine months ended September 30, 2002, from 5.73% for the nine months ended September 30, 2001.

PROVISION FOR LOAN LOSSES

Provision for loan losses totaled $301,000 for the three months ended September 30, 2002 compared to $1.0 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, provision for loan losses totaled $2.3 million compared to $3.0 million for the nine months ended September 30, 2001. The allowance for loan losses increased to $83.6 million at September 30, 2002, from $82.3 million at December 31, 2001. The increase in the allowance for loan losses reflects the overall increase in our loan portfolio, particularly increases in our multi-family and commercial real estate loan portfolios, which generally involve greater credit risk than one-to-four family mortgage loans. The decrease in the provision for loan losses for the three months ended September 30, 2002 compared to the same period in 2001 is due to our change in allowance coverage ratios which is reflective of our extremely low level of historical charge-offs. Net loan charge-offs totaled $258,000 for the three months ended September 30, 2002 compared to $372,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net loan charge-offs totaled $944,000 compared to $952,000 for the nine months ended September 30, 2001. Non-performing loans decreased $4.8 million to $32.3 million at September 30, 2002, from $37.1 million at December 31, 2001. The allowance for loan losses as a percentage of non-performing loans increased to 259.20% at September 30, 2002, from 221.70% at December 31, 2001 primarily due to the decrease in non-performing loans from December 31, 2001 to September 30, 2002. The allowance for loan losses as a percentage of total loans decreased slightly to 0.67% at September 30, 2002, from 0.68% at December 31, 2001 due to the increase in the loan portfolio. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2002 increased $10.1 million, or 37.5%, to $37.0 million, from $26.9 million for the three months ended September 30, 2001 and increased $18.2 million, or 24.1%, to $93.4 million for the nine months ended September 30, 2002, from $75.2 million for the nine months ended September 30, 2001. These increases in non-interest income were primarily due to increases in net gain on sales of securities, customer service fees and income from BOLI, partially offset by decreases in loan servicing fees and other non-interest income.

Net gain on sales of securities totaled $8.5 million for the three and nine month periods ended September 30, 2002. During September 2002, we sold mortgage-backed securities with an amortized cost of $375.8 million. There were no sales of securities in 2001. These gains were used as a hedge to offset most of the increase in net amortization of mortgage servicing rights caused by a valuation adjustment of $9.1 million, recorded in the 2002 third quarter.

Customer service fees increased $2.1 million to $15.6 million for the three months ended September 30, 2002, from $13.5 million for the three months ended September 30, 2001 and increased $6.8 million to $44.9 million for the nine months ended September 30, 2002, from $38.1 for the nine months ended September 30, 2001. The increase in customer service fees was primarily attributable to an increase in the number of NOW accounts, which was primarily due to an integrated checking account promotion initiated in the second quarter of 2002 and continued focus on our retail sales initiatives, including the introduction of our "PEAK Process" in the first quarter of 2002.

Income from BOLI increased $1.6 million to $5.7 million for the three months ended September 30, 2002, from $4.1 million for the three months ended September 30, 2001 and increased $3.3 million to $15.9 million for the nine months ended September 30, 2002, from $12.6 million for the nine months ended September 30, 2001. As discussed previously, during the first quarter of 2002 we purchased an additional $100.0 million of BOLI. Increases in the cash surrender value of BOLI are recorded as income.

Loan servicing fees decreased $426,000 to $3.2 million for the three months ended September 30, 2002, from $3.6 million for the three months ended September 30, 2001 and decreased $2.1 million to $9.5 million for the nine months ended September 30, 2002, from $11.6 million for the nine months ended September 30, 2001. Loan servicing fees include all contractual and ancillary servicing revenue we receive. The decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others to $2.92 billion at September 30, 2002, from $3.52 billion at September 30, 2001. The decrease in the balance of loans serviced for others was the result of runoff in that portfolio, due to repayments exceeding the level of new servicing volume from loan sales.

Net gain on sales of loans increased $179,000 to $1.1 million for the three months ended September 30, 2002, from $877,000 for the three months ended September 30, 2001 and increased $1.3 million to $3.9 million for the nine months ended September 30, 2002, from $2.6 million for the nine months ended September 30, 2001. The increase in the net gain on sales of loans for the nine months ended September 30, 2002 was primarily due to an increase in the volume of fixed rate loans originated and sold into the secondary market during the quarter ended March 31, 2002. Other loan fees increased during the three months ended September 30, 2002 to $2.2 million compared to $1.6 million for the three months ended September 30, 2001 and increased to $5.9 million for the nine months ended September 30, 2002 compared to $4.6 million for the nine months ended September 30, 2001.

Other non-interest income decreased $2.5 million to $729,000 for the three months ended September 30, 2002, compared to $3.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, other non-interest income decreased $956,000 to $4.8 million, from $5.7 million for the nine months ended September 30, 2001. The decrease for the three months ended September 30, 2002 is due to income recognized in the 2001 third quarter related to the dissolution of a trust account previously established for certain former executives. For the nine months ended September 30, 2002, the decrease in income was attributable to the income recognized in 2001 related to the dissolution of the trust account, partially offset by income in the first quarter of 2002 related to the sale of Prudential Financial, Inc. stock, which was received as a result of the conversion of The Prudential Insurance Company of America from a mutual company to a stock company, and income from an investment in a limited partnership.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended September 30, 2002 was $63.5 million, an increase of $9.2 million from $54.3 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, non-interest expense increased $7.1 million to $173.2 million, from $166.1 million for the nine months ended September 30, 2001. These increases were primarily due to increases in net amortization of mortgage servicing rights and general and administrative expense, partially offset by the elimination of goodwill amortization, effective January 1, 2002 upon adoption of SFAS No. 142, which totaled $4.8 million for the three months ended September 30, 2001 and $14.3 million for the nine months ended September 30, 2001, and a decrease in goodwill litigation expense.

General and administrative expense increased $5.0 million to $48.4 million for the three months ended September 30, 2002, from $43.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expense increased $13.7 million to $146.2 million, from $132.5 million for the comparable 2001 period. These increases in general and administrative expense were primarily due to increases in compensation and benefits expense and other expense.

Compensation and benefits expense increased $4.1 million to $26.6 million for the three months ended September 30, 2002, from $22.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, compensation and benefits expense increased $11.0 million to $79.0 million, from $68.0 million for the nine months ended September 30, 2001. The increases were attributable to staff additions, primarily in our retail banking network, and normal performance increases in salaries, coupled with an increase in net employee benefit plan expense of $473,000 for the three months ended September 30, 2002 and $2.3 million for the nine months ended September 30, 2002 over the comparable 2001 periods. Also included was an increase in ESOP expense of $1.4 million for the three months ended September 30, 2002 and $2.6 million for the nine months ended September 30, 2002 over the comparable 2001 periods, which was due to the increase in compensation, coupled with the higher average market value of our common stock during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Other expense increased $574,000 to $6.9 million for the three months ended September 30, 2002, from $6.3 million for the three months ended September 30, 2001, and increased $3.3 million to $22.6 million for the nine months ended September 30, 2002, from $19.3 million for the nine months ended September 30, 2001, primarily due to amortization and market value adjustments on $300.0 million notional amount of interest rate cap agreements. The interest rate cap agreements were purchased primarily in the second half of 2001 as protection against interest rate increases during the next several years as part of management's interest rate risk strategy.

Advertising expense increased $267,000 to $997,000 for the three months ended September 30, 2002, from $730,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, advertising expense decreased $704,000 to $3.6 million, from $4.3 million for the nine months ended September 30, 2001, primarily due to our continued focus in 2002 on our sales and service efforts and limited print advertising during the first quarter of 2002.

For the three months ended September 30, 2002, net amortization of mortgage servicing rights increased $9.0 million to $11.8 million, from $2.8 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, net amortization of mortgage servicing rights increased $9.1 million to $16.9 million, from $7.8 million for the comparable 2001 period. These increases in the net amortization of mortgage servicing rights were primarily due to increases in the provision for the valuation allowance of mortgage servicing rights, coupled with increases in the amortization of mortgage servicing rights. For the three months ended September 30, 2002, we recorded a provision of $9.1 million compared to a provision of $744,000 for the three months ended September 30, 2001. This increase in the provision was coupled with an increase of $615,000 in amortization expense to $2.7 million for the three months ended September 30, 2002, from $2.1 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we recorded a provision of $10.2 million compared to a provision of $1.4 million for the nine months ended September 30, 2001. This increase in the provision was coupled with an increase of $326,000 in amortization expense to $6.7 million for the nine months ended September 30, 2002, from $6.4 million for the nine months ended September 30, 2001. The increase in the provision for the valuation allowance of mortgage servicing rights was related to the current and forecasted lower interest rate environment and projected accelerated loan prepayment speeds.

Goodwill litigation expense decreased $34,000 to $209,000 for the three months ended September 30, 2002, from $243,000 for the three months ended September 30, 2001 and decreased $1.3 million to $769,000 for the nine months ended September 30, 2002, from $2.1 million for the nine months ended September 30, 2001, reflecting the completion of discovery regarding our claims.

Our percentage of general and administrative expense to average assets was 0.88% for the three and nine month periods ended September 30, 2002, compared to 0.77% for the three months ended September 30, 2001 and 0.79% for the nine months ended September 30, 2001. The efficiency ratio was 32.74% for the three months ended September 30, 2002 and 32.69% for the nine months ended September 30, 2002, compared to 30.72% for the three months ended September 30, 2001 and 30.74% for the nine months ended September 30, 2001. The increases in these ratios were attributable to the increase in general and administrative expense for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001 discussed previously.

INCOME TAX EXPENSE

For the three months ended September 30, 2002, income tax expense was $30.2 million, representing an effective tax rate of 32.7%, compared to $29.3 million, representing an effective tax rate of 34.2%, for the three months ended September 30, 2001. For the nine months ended September 30, 2002, income tax expense was $93.3 million, representing an effective tax rate of 33.2%, as compared to $91.5 million, representing an effective tax rate of 34.9%, for the nine months ended September 30, 2001. The reduction in the effective tax rate for the three and nine month periods ended September 30, 2002 was primarily due to the adoption of SFAS No. 142, which eliminated the amortization of goodwill which was not deductible for tax purposes.

ASSET QUALITY

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition. Such strategies, as well as our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations, and a strong real estate market, have resulted in our maintaining a very low level of non-performing assets in relation to both the size of our loan portfolio and relative to our peers. Non-performing assets decreased to $33.1 million at September 30, 2002, from $40.1 million at December 31, 2001. The ratio of non-performing loans to total loans decreased to 0.26% at September 30, 2002, from 0.31% at December 31, 2001. The ratio of non-performing assets to total assets decreased to 0.15% at September 30, 2002, from 0.18% at December 31, 2001.

DELINQUENT LOANS

The following table shows a comparison of delinquent loans at September 30, 2002 and December 31, 2001.

                                         AT SEPTEMBER 30, 2002                            AT DECEMBER 31, 2001
                                  60-89 DAYS           90 DAYS OR MORE             60-89 DAYS           90 DAYS OR MORE
                                  ----------           ---------------             ----------           ---------------
                             NUMBER      PRINCIPAL    NUMBER   PRINCIPAL      NUMBER     PRINCIPAL    NUMBER     PRINCIPAL
                               OF         BALANCE       OF      BALANCE         OF       BALANCE        OF        BALANCE
(Dollars in Thousands)       LOANS       OF LOANS     LOANS    OF LOANS       LOANS      OF LOANS     LOANS      OF LOANS
----------------------       -----       --------     -----    --------       -----      --------     -----      --------
Mortgage loans:
   One-to-four family            8         $472         186     $27,800           20       $1,269        222      $31,991
   Multi-family                 --           --           4       2,472            1           84          5        1,860
   Commercial real estate       --           --           1         773            5        1,395          4        1,752
   Construction                 --           --          --          --           --           --          1          522
 Consumer and other loans       95          454         110       1,226          102          491        104          991
                             -----       ------       -----    --------        -----      -------      -----      -------
Total delinquent loans         103         $926         301     $32,271          128       $3,239        336      $37,116
                             =====       ======       =====    ========        =====      =======      =====      =======
Delinquent loans to total
  loans                                    0.01%                   0.26%                     0.03%                   0.31%

NON-PERFORMING ASSETS

The following table sets forth information regarding non-performing assets at September 30, 2002 and December 31, 2001. In addition to the non-performing loans, we had approximately $926,000 of potential problem loans at September 30, 2002 compared to $3.2 million at December 31, 2001. Such loans are 60-89 days delinquent as shown above.

                                                         AT SEPTEMBER 30,     AT DECEMBER 31,
(Dollars in Thousands)                                         2002                2001
                                                               ----                ----
Non-accrual delinquent mortgage loans (1) .......            $29,936             $34,848
Non-accrual delinquent consumer and other loans .              1,226                 991
Mortgage loans delinquent 90 days or more and
     still accruing interest (2) ................              1,109               1,277
                                                             -------             -------
        Total non-performing loans ..............             32,271              37,116

Real estate owned, net (3) ......................                878               2,987
                                                             -------             -------
        Total non-performing assets .............            $33,149             $40,103
                                                             =======             =======
Allowance for loan losses to non-performing loans             259.20%             221.70%
Allowance for loan losses to total loans ........               0.67%               0.68%

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

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of September 30, 2002, $9.2 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.7 million for the nine months ended September 30, 2002 and $2.3 million for the year ended December 31, 2001. This compares to actual payments recorded as interest income, with respect to such loans, of $1.0 million for the nine months ended September 30, 2002, and $1.8 million for the year ended December 31, 2001.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $4.5 million at September 30, 2002 and $5.4 million at December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

The following table sets forth the change in our allowance for loan losses for the nine months ended September 30, 2002.

(In Thousands)
Balance at December 31, 2001 ..      $ 82,285
Provision charged to operations         2,307
Charge-offs:
   One-to-four family .........          (274)
   Multi-family ...............           (83)
   Commercial .................          (268)
   Construction ...............          (281)
   Consumer and other .........          (997)
                                     --------
Total charge-offs .............        (1,903)
                                     --------
Recoveries:
   One-to-four family .........           196
   Multi-family ...............            83
   Commercial .................           257
   Consumer and other .........           423
                                     --------
Total recoveries ..............           959
                                     --------
Net charge-offs ...............          (944)
                                     --------
Balance at September 30, 2002 .      $ 83,648
                                     ========

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

GAP ANALYSIS

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 38, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. Prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.

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

The Gap Table includes $5.69 billion of callable borrowings classified according to their maturity dates, primarily in the one to three years category and the more than five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $555.0 million classified according to their call dates, of which $469.0 million are callable within one year and at various times thereafter. As indicated in the Gap Table, our one-year cumulative gap at September 30, 2002 was 25.36%. This compares to a one-year cumulative gap of negative 0.34% at December 31, 2001. The increase in our one-year cumulative gap is primarily attributable to a significant increase in mortgage loan and mortgage-backed securities repayment assumptions, which reflect the significant increase in refinance activity we have experienced in the 2002 third quarter, coupled with the classification of callable securities according to their call dates, which is consistent with our actual experience with these types of securities in the 2002 third quarter. If interest rates begin rising and repayments slow, the anticipated maturities of our mortgage loans and mortgage-backed securities would extend and our one-year cumulative gap should become less positive.

                                                                             AT SEPTEMBER 30, 2002
                                            ------------------------------------------------------------------------------------
                                                                MORE THAN         MORE THAN
                                                                ONE YEAR         THREE YEARS
                                              ONE YEAR             TO                 TO           MORE THAN
(Dollars in Thousands)                        OR LESS          THREE YEARS        FIVE YEARS       FIVE YEARS          TOTAL
----------------------                      ------------      ------------       ------------     ------------     -------------
Interest-earning assets:
   Mortgage loans (1)                       $  4,826,238      $  2,985,508       $  2,808,774     $  1,373,618     $  11,994,138
   Consumer and other loans (1)                  318,545            28,834                 --               --           347,379
   Federal funds sold and
     repurchase agreements                       843,883                --                 --               --           843,883
   Mortgage-backed and other
     securities available-for-sale and
     FHLB stock                                2,401,263           193,087            259,796          274,075         3,128,221
   Mortgage-backed and other securities
     held-to-maturity                          2,908,327           720,770            401,156          422,828         4,453,081
                                            ------------      ------------       ------------     ------------     -------------
Total interest-earning assets                 11,298,256         3,928,199          3,469,726        2,070,521        20,766,702
Net unamortized purchase premiums
   and deferred costs (2)                         54,738            24,748             21,045           11,981           112,512
                                            ------------      ------------       ------------     ------------     -------------
Net interest-earning assets                   11,352,994         3,952,947          3,490,771        2,082,502        20,879,214
                                            ------------      ------------       ------------     ------------     -------------
Interest-bearing liabilities:
   Savings                                       155,124           310,247            310,247        2,042,460         2,818,078
   Money market                                1,637,699            18,859             18,859          141,442         1,816,859
   NOW                                            35,806            71,610             71,610        1,127,152         1,306,178
   Certificates of deposit                     2,370,038         1,902,548            897,902           68,975         5,239,463
   Borrowed funds                              1,600,450         4,665,000            104,000        2,279,203         8,648,653
                                            ------------      ------------       ------------     ------------     -------------
Total interest-bearing liabilities             5,799,117         6,968,264          1,402,618        5,659,232        19,829,231
                                            ------------      ------------       ------------     ------------     -------------
Interest sensitivity gap                       5,553,877        (3,015,317)         2,088,153       (3,576,730)    $   1,049,983
                                            ============      ============       ============     ============     =============
Cumulative interest sensitivity gap         $  5,553,877      $  2,538,560       $  4,626,713     $  1,049,983
                                            ============      ============       ============     ============

Cumulative interest sensitivity
   gap as a percentage of total assets             25.36%            11.59%             21.12%            4.79%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                   195.77%           119.88%            132.65%          105.30%


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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2002 would increase by approximately 1.24% from the base projection. At December 31, 2001, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have increased by approximately 0.85% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2002 would decrease by approximately 0.42% from the base projection. At December 31, 2001, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have decreased by approximately 0.10% from the base projection.

During the prevailing interest rate environment of the past two years, which has been characterized by significant declines in market interest rates, we have experienced very high levels of loan and mortgage-backed securities prepayments. During the third quarter of 2002, market interest rates continued to decline, resulting in a further acceleration of loan and mortgage-backed securities prepayments. Although we have continued to reprice our interest-bearing liabilities during this time, we have not been able to do so to the same degree as our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, if market interest rates remain at their present levels for a prolonged period of time or decline further, the cash flows from continued high levels of prepayments would be reinvested at lower yields while our cost of funds would remain relatively flat, resulting in an adverse impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 4, 2002. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no significant changes in our disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to November 4, 2002, and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the litigation entitled Ronnie Weil also known as Ronnie Moore, for Herself and on behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., which is pending in the United States District Court for the Eastern District of New York, the Court on September 26, 2002 entered an order approving the claims administrator's final report regarding claims submitted by class members through June 30, 2002. As a result, we made a final payment of $700,000, in accordance with the terms of the Stipulation of Settlement entered into on November 7, 2001, such funds to be distributed by the claims administrator to class members in settlement of all remaining claims with respect to this matter.

For additional discussion of Legal Proceedings, see our Annual Report on Form 10-K for the year ended December 31, 2001, Item 3, Legal Proceedings, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Part II,
Item 1, Legal Proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No.                              Identification of Exhibit
      -----------                              -------------------------
      11                       Statement Regarding Computation of Per Share Earnings.

      99.1                     Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

      99.2                     Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

      1. Report on Form 8-K dated August 12, 2002 which includes under Item 9 of Form 8-K "Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings," executed by George L. Engelke, Jr., Chief Executive Officer, and Monte N. Redman, Chief Financial Officer. This report has been furnished but not filed pursuant to Regulation FD.

      2. Report on Form 8-K dated August 16, 2002 which includes under Item 9 of Form 8-K a written presentation of financial results and trends through the period ended June 30, 2002. This report has been furnished but not filed pursuant to Regulation FD.

      3.    Report on Form 8-K dated September 10, 2002 which includes under
            Item 9 of Form 8-K a press release dated September 10, 2002 announcing revised earnings estimates for the quarter ended September 30, 2002 and the full year 2002. This report has been furnished but not filed pursuant to Regulation FD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Astoria Financial Corporation

Dated:     November 12, 2002           By:  /s/  Monte N. Redman
      --------------------------            -------------------------------
                                                 Monte N. Redman
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)

CERTIFICATIONS

I, George L. Engelke, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Astoria Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 5, 2002

/S/ George L. Engelke, Jr.
------------------------------------
George L. Engelke, Jr.
Chairman, President and Chief Executive Officer
Astoria Financial Corporation



I, Monte N. Redman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Astoria Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 5, 2002

/S/ Monte N. Redman
--------------------------------------------
Monte N. Redman
Executive Vice President and Chief Financial Officer
Astoria Financial Corporation

                                  Exhibit Index

Exhibit No.                                Identification of Exhibit
-----------                                -------------------------
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