Form 10-K
period 2002-12-31
ASTORIA FINANCIAL CORP
filed 2003-03-21
CIK 910322

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         (MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-22228

                          ASTORIA FINANCIAL CORPORATION
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                         11-3170868
            -------------------------------         -------------------
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

          (SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT):

                                                 NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                 ON WHICH REGISTERED
              -------------------                 -------------------
            COMMON STOCK, PAR VALUE                    NEW YORK
          $.01 PER SHARE, AND RELATED               STOCK EXCHANGE
        PREFERRED SHARE PURCHASE RIGHTS

       (SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT): NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 28, 2002, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $2.76 billion. The number of shares of the registrant's Common Stock outstanding as of March 13, 2003 was 83,095,757 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 8, 2003, in connection with the Annual Meeting of Stockholders to be held on May 21, 2003 and any adjournment thereof, which is expected to be filed with the Securities and Exchange Commission on or about April 8, 2003, are incorporated by reference into Part III.

================================================================================

                          ASTORIA FINANCIAL CORPORATION
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
Part I

Item 1.      Business..........................................................................      2
Item 2.      Properties........................................................................     31
Item 3.      Legal Proceedings.................................................................     31
Item 4.      Submission of Matters to a Vote of Security Holders...............................     31

Part II

Item 5.      Market for Astoria Financial Corporation's Common
               Equity and Related Stockholder Matters..........................................     32
Item 6.      Selected Financial Data...........................................................     33
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................................     35
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk........................     60
Item 8.      Financial Statements and Supplementary Data.......................................     63
Item 9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure............................................     63

Part III

Item 10.     Directors and Executive Officers of Astoria Financial Corporation.................     64
Item 11.     Executive Compensation............................................................     64
Item 12.     Security Ownership of Certain Beneficial Owners
                and Management.................................................................     64
Item 13.     Certain Relationships and Related Transactions....................................     64
Item 14.     Controls and Procedures...........................................................     64

Part IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K........................................................................     65

SIGNATURES.....................................................................................     66

CERTIFICATIONS.................................................................................     68

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "outlook," "plan," "potential," "predict," "project," "should," "will," "would" and similar terms and phrases, including references to assumptions.

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

         - legislative or regulatory changes may adversely affect our business;

         - technological changes may be more difficult or expensive than we anticipate; or

         - success or consummation of new business initiatives may be more difficult or expensive than we anticipate.

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

ITEM 1.  BUSINESS

GENERAL

We are a Delaware corporation organized in 1993 as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association and its consolidated subsidiaries, or Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. In addition to directing, planning and coordinating the business activities of Astoria Federal, we invest primarily in mortgage-backed securities, U.S. Government and federal agency securities and other securities. We have acquired, and may continue to acquire or organize either directly or indirectly through Astoria Federal, other operating subsidiaries including other financial institutions. We continue to evaluate merger and acquisition activity as part of our strategic objective for long term growth.

Astoria Federal's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities, multi-family mortgage loans and commercial real estate loans. To a much smaller degree, we also invest in construction loans and consumer and other loans. In addition, Astoria Federal invests in U.S. Government and federal agency securities and other investments permitted by federal laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense and income tax expense. Non-interest income includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of compensation and benefits, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expenses. Other non-interest expense consists of extinguishment of debt and, prior to January 1, 2002, amortization of goodwill. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

As a premier community bank our focus has been to originate mortgage loans, with the goal of increasing our loan portfolio balances, and to increase our customer deposit balances. We have been successful in achieving these goals over the past several years. Total loans receivable increased $1.77 billion, or 17.2%, to $12.06 billion at December 31, 2002, from $10.29 billion at December 31, 1999, while total deposits increased $1.52 billion, or 15.8%, to $11.07 billion at December 31, 2002, from $9.55 billion at December 31, 1999. In addition to our focus on loan and deposit growth, we had implemented a strategy over the past several years to reposition our balance sheet through decreases in our securities portfolio and our borrowings. We have been successful in achieving these goals as well. Total securities decreased $2.93 billion, or 27.2%, to $7.83 billion at December 31, 2002, from $10.76 billion at December 31, 1999 and total borrowings decreased $2.70 billion, or 23.5%, to $8.82 billion at December 31, 2002, from $11.52 billion at December 31, 1999.

With interest rates at historic lows, the level of mortgage loan refinance and prepayment activity outpaced our origination activity in 2002. Despite record mortgage loan originations and purchases, which totaled $5.59 billion in 2002, including originations of loans held-for-sale totaling $484.3 million, the increased cash flow we experienced resulted in a $107.9 million decrease in our loan portfolio from December 31, 2001 to December 31, 2002. This pattern of repayment activity was also reflected in our securities portfolio. We significantly increased our purchases of mortgage-backed securities in order to effectively redeploy our securities cash flows and excess mortgage cash flows. During 2002, we purchased $6.84 billion of mortgage-backed securities, resulting in a $305.5 million increase in our mortgage-backed securities portfolio from December 31, 2001 to December 31, 2002. If the existing low interest rate environment and extraordinarily high levels of cash flows continue throughout 2003, we may see a further reduction in our one-to-four family mortgage loan portfolio, and will, in all likelihood, continue to purchase mortgage-backed securities, resulting in additional growth of our mortgage-backed securities portfolio. We hope to counter some of the potential reduction in our one-to-four family loan portfolio through an increase in our originations of multi-family and commercial real estate loans. These loans typically contain significant prepayment penalties and, therefore, are less likely to prepay than our one-to-four family mortgage loans. When interest rates begin to stabilize and/or increase and prepayment activity subsides, we would expect our ability to resume significant growth in our mortgage loan portfolio to be greatly enhanced. Additional factors affecting our ability to resume this growth include the strength of the housing market, the level of new housing construction and general economic conditions.

Total deposits increased to $11.07 billion at December 31, 2002 from $10.90 billion at December 31, 2001 and total borrowings decreased to $8.82 billion at December 31, 2002 from $9.82 billion at December 31, 2001. While we will continue to focus on attracting and retaining deposits through marketing, new products, quality service and long-standing customer relationships, we have experienced increased competition for deposits, particularly money market and checking accounts, from certain local competitors, as well as recent entrants into the local market, who have offered these accounts at well above market rates. We have not increased the rates we offer on these types of accounts as we do not consider it a cost effective strategy in the current low interest rate environment. However, in this low interest rate environment, borrowings offer a low cost alternative to deposit generation as a funding source. As a result, we may consider future increases in our borrowings to fund asset growth.

In addition to Astoria Federal, we have two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, which are prepayable at our option on or after November 1, 2009.

AVAILABLE INFORMATION

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our investor relations website at http://ir.astoriafederal.com. The above reports are available on our website immediately after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Such reports are also available on the SEC's website at http://www.sec.gov.

LENDING ACTIVITIES

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of construction and consumer and other loans. At December 31, 2002, our loan portfolio totaled $12.06 billion, or 55.6% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in the New York metropolitan area or indirectly through brokers and our third party loan origination program. Loan originations totaled $5.59 billion, including originations of loans held-for-sale totaling $484.3 million, for the year ended December 31, 2002 and $4.56 billion, including originations of loans held-for-sale totaling $405.7 million, for the year ended December 31, 2001. Our retail loan origination program accounted for $2.22 billion of originations during 2002 and $1.30 billion of originations during 2001. We have an extensive broker network in fifteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois, California and Florida. Our broker loan origination program consists of relationships with mortgage brokers and accounted for $1.84 billion of originations during 2002 and $1.83 billion of originations during 2001. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers in forty-four states and accounted for $1.53 billion of originations during 2002 and $1.43 billion of originations during 2001. See the "Loan Portfolio Composition" table on page 25 and the "Loan Maturity, Repricing and Activity" tables on pages 26 and 27.

One-to-Four Family Mortgage Lending

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

At December 31, 2002, $9.21 billion, or 76.9%, of our total loan portfolio consisted of one-to-four family loans, of which $7.77 billion, or 84.4%, were adjustable rate mortgage, or ARM, loans. Our ARM loan portfolio consists primarily of hybrid ARM loans. We currently offer ARM loans which initially have a fixed rate for one, three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The one, three, five and seven year ARM loans have terms of up to forty years and the ten year ARM loans have terms of up to thirty years. ARM loans may carry, for a period of time, an initial interest rate which is less than the fully indexed rate for the loan at the time of origination. We determine the initial discounted rate in accordance with market and competitive factors. However, in the current low interest rate environment, we generally have not been offering our ARM loans at interest rates below the fully indexed rate. All ARM loans we offer have annual and lifetime interest rate ceilings and floors. Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, increasing the potential for default. To recognize the credit risks associated with ARM loans initially offered below their fully-indexed rates, we generally underwrite our one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.00%. For ARM loans with longer adjustment periods, and therefore less credit risk due to the longer period for the borrower's income to adjust to anticipated higher future payments, we underwrite the loans using the initial rate, which may be a discounted rate. We use the same underwriting standards for our retail, broker and third party mortgage loan originations.

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

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various governmental agencies or other investors with either servicing retained or released. Generally, the sale of such loans is arranged through a master commitment either on a mandatory delivery or best efforts basis. At December 31, 2002, loans serviced for others totaled $2.67 billion.

One-to-four family loan originations and purchases, including originations of loans held-for-sale, increased $590.4 million to $4.53 billion in 2002, from $3.94 billion in 2001. This increase was primarily the result of the significant increase in mortgage refinance activity due to the continued decline in interest rates.

Multi-Family and Commercial Real Estate Lending

As of December 31, 2002, our total loan portfolio contained $1.60 billion, or 13.4%, of multi-family loans and $744.6 million, or 6.2%, of commercial real estate loans. Over the last few years we have increased our emphasis on multi-family and commercial real estate lending. During 2002, we originated $1.01 billion of multi-family, commercial real estate and mixed use loans compared to $591.8 million in 2001. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.

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

The majority of the multi-family loans in our portfolio are secured by six- to forty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2002, our single largest multi-family loan had an outstanding balance of $9.4 million, was current and secured by a 364-unit apartment complex located in Staten Island, New York. At December 31, 2002, the average balance of loans in our multi-family portfolio was approximately $600,000.

Commercial real estate loans typically are secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2002, our single largest commercial real estate loan had an outstanding principal balance of $8.6 million, was current and secured by a multi-story office building in Mineola, New York. At December 31, 2002, the average balance of loans in our commercial real estate portfolio was approximately $900,000.

Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. As such, these loans require more ongoing evaluation and monitoring.

Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

Construction Loans

As of December 31, 2002, $56.5 million, or 0.5%, of our total loan portfolio consisted of construction loans. We offer construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate. Generally, we offer construction loans up to a maximum of $10.0 million. Construction lending generally involves additional credit risks to the lender as compared with other types of mortgage lending. These credit risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Construction loans are funded monthly and monitored by a professional construction engineer and our commercial real estate lending department.

Consumer and Other Loans

At December 31, 2002, $372.6 million, or 3.1%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. We also offer overdraft protection, lines of credit, commercial loans, passbook loans and student loans. Consumer and other loans, with the exception of home equity lines of credit, are offered primarily on a fixed rate, short-term basis. The underwriting standards we employ for consumer loans include a determination of the borrower's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. Our consumer loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than one-to-four family mortgage loans.

Our home equity lines of credit are originated on one-to-four family owner-occupied properties. These lines of credit are generally limited to aggregate outstanding indebtedness secured by up to 80% of the appraised value of the property. Such lines of credit are underwritten based upon our internal guidelines in order to evaluate the borrower's ability and willingness to repay the debt.

Included in consumer and other loans were $22.6 million of commercial business loans at December 31, 2002. These loans are underwritten based upon the earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

Except for loans in excess of $10.0 million, mortgage loan approval authority has been delegated by the Board of Directors to our underwriters and Loan Committee, which consists of certain members of executive management and other Astoria Federal officers.

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

ASSET QUALITY

General

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations and a strong real estate market have resulted in our maintaining a very low level of non-performing assets. Through a variety of strategies, including, but not limited to, early intervention on delinquent loans, borrower workout arrangements and aggressive marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition.

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

Non-performing Assets

Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets decreased to $35.6 million at December 31, 2002, from $40.1 million at December 31, 2001. Non-performing loans, the most significant component of non-performing assets, decreased $2.6 million to $34.5 million at December 31, 2002, from $37.1 million at December 31, 2001. The ratio of non-performing loans to total loans decreased to 0.29% at December 31, 2002, from 0.31% at December 31, 2001. Our ratio of non-performing assets to total assets was 0.16% at December 31, 2002, compared to 0.l8% at December 31, 2001. The allowance for loan losses as a percentage of total non-performing loans was 242.04% at December 31, 2002, compared to 221.70% at December 31, 2001. For a further discussion of the allowance for loan losses and non-performing assets and loans, see Item 7, "Management's Discussion and Analysis," or "MD&A."

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in most instances the borrower has only missed two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances we continue to accrue interest on loans delinquent 90 days or more as to their maturity date but not their interest due. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest. Such loans consist primarily of one-to-four family mortgage loans and totaled $1.0 million at December 31, 2002 and $1.3 million at December 31, 2001.

Real Estate Owned

The net carrying value of our REO totaled $1.1 million at December 31, 2002 and consisted of one-to-four family properties. The REO balance decreased $1.9 million, from $3.0 million at December 31, 2001. REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs. See the table on page 57 for further detail on our REO.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our classified assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "special mention," "substandard," "doubtful" or "loss" assets. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in the institution's credit position at some future date. An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified. See the table on page 57 for additional information on our classified assets.

If a loan is classified, an estimated value of the property securing the loan, if any, is determined through an appraisal, where possible. In instances where we have not taken possession of the property or do not otherwise have access to the premises and, therefore, cannot obtain a complete appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area. In circumstances for which we have determined that repayment of the loan will be based solely on the collateral and the unpaid balance of the loan is greater than the estimated fair value of such collateral, a specific valuation allowance is established for the difference between the carrying value and the estimated fair value.

Impaired Loans

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established when the fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Our impaired loans at December 31, 2002, net of their related allowance for loan losses of $1.6 million, totaled $15.0 million. Interest income recognized on impaired loans amounted to $1.3 million for the year ended December 31, 2002. For further detail on our impaired loans, see Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see "Critical Accounting Policies," in Item 7, "MD&A."

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

INVESTMENT ACTIVITIES

General

Our investment policy is designed primarily to complement our lending activities, to generate a favorable return without incurring undue interest rate and credit risk, to enable us to manage the interest rate sensitivity of our overall assets and liabilities and to provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2002, our portfolio of mortgage-backed and other securities totaled $7.83 billion, or 36.1% of total assets.

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

Our investment policy also permits us to invest in certain derivative financial instruments. We do not use derivatives for trading purposes. See Note 1 and Note 11 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for further discussion of such derivative financial instruments.

Securities

As previously mentioned, we utilize mortgage-backed and other securities purchases as a complement to our mortgage lending activities. Purchases during 2002 consisted primarily of CMO and REMIC agency and non-agency securities which provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns. At December 31, 2002, we had $7.11 billion in REMIC and CMO mortgage-backed securities, or 32.7% of total assets, of which 96.9% had fixed rates. Of the REMIC and CMO securities portfolio, $4.21 billion, or 59.3%, are insured or guaranteed, either directly or indirectly, by Fannie Mae, or FNMA, the Federal Home Loan Mortgage Corporation, or FHLMC, or the Government National Mortgage Association, or GNMA, as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. Our fixed rate REMIC and CMO securities had coupon rates ranging from 4.50% to 7.00% and a weighted average yield of 5.00% at December 31, 2002. Our adjustable rate REMIC and CMO securities, a majority of which are indexed to the one-month LIBOR, had coupon rates ranging from 2.38% to 6.98% and a weighted average yield of 2.87% at December 31, 2002. During the year ended December 31, 2002, we purchased $6.84 billion of REMIC and CMO securities as a result of our redeployment of our cash flows in excess of our mortgage and other loan fundings. We believe these securities represent attractive and limited risk alternatives to other investments due to the wide variety of maturity and repayment options available. In addition, at December 31, 2002, we had $274.0 million, or 1.3% of total assets, in mortgage-backed pass-through certificates insured or guaranteed by either FNMA, FHLMC or GNMA.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings. In general, mortgage-backed securities issued or guaranteed by FNMA, FHLMC or GNMA, are weighted at no more than 20% for OTS risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized one-to-four family mortgage loans.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they, along with whole loans, remain subject to the risk of a fluctuating interest rate environment. Changes in interest rates affect both the prepayment rate and estimated market value of mortgage-backed securities and mortgage loans.

The other securities portfolio totaled $454.3 million, or 2.1% of total assets, and consisted of obligations of the U.S. Government and agencies, obligations of state and political subdivisions and equity and corporate debt securities. Included in the other securities portfolio are various securities, which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. As of December 31, 2002, the amortized cost of such callable securities totaled $397.6 million. Securities called during the year ended December 31, 2002 totaled $569.2 million.

At December 31, 2002, our securities available-for-sale totaled $2.79 billion and our securities held-to-maturity totaled $5.04 billion. For a further discussion of our securities portfolio, see the tables on pages 28 and 29, Item 7, "MD&A" and Note 3 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

As a member of the Federal Home Loan Bank of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System."

Federal Funds Sold and Repurchase Agreements

We invest in various money market instruments, including overnight and term federal funds and repurchase agreements (securities purchased under agreements to resell). Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For a further discussion of our federal funds sold and repurchase agreements, see Item 7, "MD&A" and Note 1 and Note 2 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

SOURCES OF FUNDS

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, quality service and long-standing customer relationships to attract and retain these deposits. During the year ended December 31, 2002, we initiated our "PEAK Process," an interactive, disciplined sales and service approach, in the first quarter and an integrated checking account promotion in the second quarter. Brokered deposits are used occasionally to supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 2002, our deposits totaled $11.07 billion. Of the total deposit balance, $1.44 billion, or 13.0%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2002.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a strong level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 53.4% of total deposits at December 31, 2002 and 52.7% of total deposits at December 31, 2001.

For a further discussion of our deposits, see the tables on pages 30 and 31,
Item 7, "MD&A" and Note 7 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Borrowings

We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our statement of financial condition.

In addition, at December 31, 2002, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are priced at the federal funds rate plus 10.0 basis points and reprice daily. Effective January 2003, both lines of credit are priced at the federal funds rate plus 5.0 basis points and reprice daily.

During the year ended December 31, 2002, as part of our interest rate risk management strategy as well as part of our strategy to reposition our liabilities, we decreased our borrowings by $1.00 billion, or 10.2%, to $8.82 billion at December 31, 2002, from $9.82 billion at December 31, 2001. Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At December 31, 2002, we had $5.94 billion of borrowings which are callable within one year and at various times thereafter and have contractual maturities of up to six years.

For a further discussion of our borrowings, see Item 7, "MD&A" and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Non-interest Revenue

We have continued to focus on building sources of non-interest revenue, including expanding our checking account base to generate additional fees and growing our mutual fund, deferred annuities and insurance sales. Our mutual fund, deferred annuities and insurance sales are operated out of our wholly-owned subsidiaries. See "Subsidiary Activities."

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

Astoria Federal's deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. Astoria Federal ranked third in deposit market share, with an 8.9% market share, in the Long Island market, which includes the counties of Queens, Brooklyn, Nassau and Suffolk, based on the Federal Deposit Insurance Corporation, or FDIC, "Summary of Deposits - Market Share Report" dated June 30, 2002. Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area, through an extensive broker network in fifteen states and through a third party loan origination program in forty-four states.

Our broker and third party loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, they provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2002, $5.89 billion, or 50.8%, of our total mortgage loan portfolio was secured by properties located in 47 states other than New York. Excluding New York, we have a concentration of mortgage lending of greater than 5.0% in four states: Connecticut, which comprises 10.3% of our total mortgage loan portfolio; New Jersey, which comprises 8.6% of our total mortgage loan portfolio; Illinois, which comprises 5.5% of our total mortgage loan portfolio; and Massachusetts, which comprises 5.1% of our total mortgage loan portfolio.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Additionally over the past two years, several large out-of-state financial institutions have entered the New York metropolitan area market. All are our competitors to varying degrees. Our competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face intense competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

During 2002, the nation began an extremely slow recovery from the country's first recession in more than a decade. U.S. Treasury yields continued to fall during the year with interest rates at forty year lows. Companies have experienced revenue losses and, as a result, have had to lay off employees. Corporate scandals undermined the public's confidence in companies and the equity markets. The nation is faced with major geopolitical uncertainties. Additionally, the New York City economy is still troubled by the aftermath of the terrorist attacks on September 11, 2001. Despite the lackluster economy, we have not experienced any deterioration in our credit quality and related measures. The national and local real estate markets have remained strong and continue to support new and existing home sales. While the strength of the real estate markets has helped us maintain our strong credit quality and purchase mortgage activity, the decline in interest rates has resulted in an extraordinary increase in refinance and prepayment activity. As a result, we, along with other mortgage originators and investors, have been faced with the increased challenge of redeployment of funds in a lower interest rate environment. To date, other than the additional challenges resulting from the low interest rate environment, our banking and lending operations have not been negatively affected by the national and New York City economies. However, we cannot guarantee that our operations will not be affected in the future should current economic conditions continue or worsen.

SUBSIDIARY ACTIVITIES

We have three direct wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc., which are reported on a consolidated basis.

Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million of Capital Securities. See Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of the Capital Securities.

AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. provides insurance products to the customers of Astoria Federal.

At December 31, 2002, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis:

AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities and a variety of mutual funds through its licensed agents and stock brokerage services through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $9.0 million for the year ended December 31, 2002, which represented 8.4% of non-interest income.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal. The initial premium paid was $250.0 million. An additional $100.0 million premium was paid in the first quarter of 2002 to purchase additional BOLI.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Star Preferred Holding Corporation, or Star Preferred, was incorporated in the State of New Jersey in November 1999, to function as a holding company for Astoria Preferred Funding Corporation, or APFC, and Starline Development Corp., or Starline, which qualify as real estate investment trusts under the Internal Revenue Code of 1986, as amended. During the year ended December 31, 2002, Starline was merged with and into APFC. APFC mortgage loans totaled $5.14 billion at December 31, 2002.

Suffco Service Corporation serves as document custodian in connection with mortgage loans being serviced for FNMA and certain other investors.

201 Old Country Road Inc. was formed as a special purpose subsidiary which previously held mortgage loans that served as collateral for a funding note which was repaid in June 2001. Astoria Federal intends to dissolve this subsidiary.

Infoserve Corporation provides research information services for Astoria Federal and other financial institutions. The research generally relates to check clearing and processing as well as check and money order issuances.

Entrust Holding Corp. is the owner of a fifty percent membership interest in Entrust Title Agency, LLC, which sells title insurance.

Astoria Federal has four subsidiaries which may qualify for alternative tax treatment under Article 9A of the New York State Tax Law and therefore, although inactive, are retained by Astoria Federal.

Astoria Federal has five additional subsidiaries, two of which are single purpose entities that have interests in individual real estate investments, which individually and in the aggregate are not material to our financial condition, and two of which have no assets or operations but may be used to acquire interests in real estate in the future. The fifth such subsidiary serves as a holding company for one of the other four.

Astoria Federal has three additional subsidiaries which are inactive and which Astoria Federal intends to dissolve.

PERSONNEL

As of December 31, 2002, we had 1,796 full-time employees and 319 part-time employees, or 1,956 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION AND SUPERVISION

GENERAL

Astoria Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC as its deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the OTS. Astoria Federal is a member of the Federal Home Loan Bank, or FHLB, System and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund, or SAIF, except for those deposits acquired from The Greater New York Savings Bank, or The Greater, which are insured by the FDIC under the Bank Insurance Fund, or BIF. We and Astoria Federal must file reports with the OTS concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OTS and the FDIC periodically perform safety and soundness examinations of Astoria Federal and us and test our compliance with various regulatory requirements. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

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

The description of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on Astoria Federal and us.

FEDERALLY CHARTERED SAVINGS ASSOCIATION REGULATION

Business Activities

Astoria Federal derives its lending and investment powers from the Home Owners' Loan Act, as amended, or HOLA, and the regulations of the OTS thereunder. Under these laws and regulations,

Astoria Federal may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities and certain other assets. Astoria Federal may also establish service corporations that may engage in activities not otherwise permissible for Astoria Federal, including certain real estate equity investments and securities and insurance brokerage activities. These investment powers are subject to various limitations, including (1) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (2) a limit of 400% of an association's capital on the aggregate amount of loans secured by non-residential real estate property, (3) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans, (4) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities, (5) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA), and (6) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal's risk profile. At December 31, 2002, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 7.23%, leverage capital ratio of 7.23% and total risk-based capital ratio of 15.44%.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the IRR component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the IRR of individual institutions through the OTS requirements for IRR management, the ability of the OTS to impose individual minimum capital requirements on institutions that exhibit a high degree of IRR, and the requirements of Thrift Bulletin 13a, which provides guidance on the management of IRR and the responsibility of boards of directors in that area.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2002, Astoria Federal was considered "well capitalized" by the OTS.

Insurance of Deposit Accounts

Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's deposit insurance assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied, ranging from 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 2002 for the assessment for the FICO payments was $2.0 million.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2002, Astoria Federal's largest aggregate amount of loans to one borrower totaled $32.2 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender, or QTL, Test

The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2002, Astoria Federal maintained in excess of 92% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ending December 31, 2002. Therefore, Astoria Federal qualified under the QTL test.

A savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, if the association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Limitation on Capital Distributions

The OTS regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan holding company, Astoria Federal currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution.

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

In addition, Astoria Federal may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the amounts required for the liquidation accounts which were established as a result of Astoria Federal's conversion from mutual to stock form of ownership and the acquisitions of Fidelity New York, FSB, or Fidelity, The Greater and Long Island Bancorp, Inc., or LIB. For further discussion on the liquidation accounts, see Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Liquidity

Astoria Federal maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. For the year ended December 31, 2002, we paid $2.8 million in assessments.

Branching

The OTS regulations authorize federally chartered savings associations to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Community Reinvestment

Under the Community Reinvestment Act, or CRA, as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as "outstanding" over its last four CRA examinations. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

Transactions with Related Parties

Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, as well as additional limitations as may be adopted by the Director of the OTS. These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers.

Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W all transactions entered into on or before December 12, 2002 that would become subject to Sections 23A and 23B solely because of Regulation W and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will not become subject to Regulation W until July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The FRB expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Astoria Federal, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Standards for Safety and Soundness

Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, or Community Development Act, the OTS, together with the other federal bank regulatory agencies, adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. For further discussion, see "Regulation and Supervision - Federally Chartered Savings Association Regulation - Prompt Corrective Regulatory Action."

Insurance Activities

Astoria Federal is generally permitted to engage in certain insurance activities through its subsidiaries. However, Astoria Federal is subject to regulations prohibiting depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

PRIVACY PROTECTION

Astoria Federal is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act, or Gramm-Leach. These regulations require Astoria Federal to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Astoria Federal to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not exempted, Astoria Federal is required to provide its customers with the ability to "opt-out" of having Astoria Federal share their nonpublic personal information with unaffiliated third parties.

Astoria Federal is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

FEDERAL HOME LOAN BANK SYSTEM

Astoria Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is currently required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its borrowings from the FHLB-NY, whichever is greater. Astoria Federal was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2002, of $247.6 million. Dividends from the FHLB-NY to Astoria Federal amounted to $10.7 million for the year ended December 31, 2002, $17.5 million for the year ended December 31, 2001 and $19.2 million for the year ended December 31, 2000.

Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB-NY has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

FEDERAL RESERVE SYSTEM

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $6.0 million and $42.1 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Astoria Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

THE USA PATRIOT ACT

In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures and controls, (2) specific designation of an anti-money laundering compliance officer, (3) ongoing employee training programs and (4) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with
                  Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Astoria Federal is in compliance with the OTS's anti-money laundering regulations.

         - Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the OTS and the other federal bank regulators jointly issued proposed rules to implement Section
                  326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as driver's licenses, passports, credit reports and other similar means.

         - Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts that present a high risk of money laundering.

         - Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

         - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Compliance with the regulations adopted under the USA PATRIOT Act is not expected to have a material adverse impact on our financial condition or results of operations.

HOLDING COMPANY REGULATION

We are a unitary savings and loan association holding company within the meaning of the HOLA. As such, we are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings association subsidiary. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan association holding companies that are "grandfathered," i.e., unitary savings and loan association holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan association holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

The HOLA prohibits a savings and loan association holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

FEDERAL SECURITIES LAWS

We are subject to the periodic reporting, proxy solicitation, tender offer, insider trading restrictions and other requirements under the Exchange Act.

DELAWARE CORPORATION LAW

We are incorporated under the laws of the State of Delaware. Thus, we are subject to regulation by the State of Delaware and the rights of our shareholders are governed by the Delaware General Corporation Law.

FEDERAL TAXATION

General

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations.

Corporate Alternative Minimum Tax

In addition to the regular income tax, corporations (including savings and loan associations) generally are subject to an alternative minimum tax, or AMT, in an amount equal to 20% of alternative minimum taxable income to the extent the AMT exceeds the corporation's regular tax. The AMT is available as a credit against future regular income tax. We do not expect to be subject to the AMT.

Tax Bad Debt Reserves

Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loss experience, and the "reserve method" is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 are subject to recapture over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For a further discussion of bad debt reserves see "Distributions."

Distributions

To the extent that Astoria Federal makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from Astoria Federal's "base year reserve," (i.e., its reserve as of December 31, 1987), to the extent thereof, and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Astoria Federal's taxable income. Nondividend distributions include distributions in excess of Astoria Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Astoria Federal's current or accumulated earnings and profits will not constitute nondividend distributions and, therefore, will not be included in Astoria Federal's taxable income.

The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate.

Dividends Received Deduction and Other Matters

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

STATE AND LOCAL TAXATION

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 8.0%, (7.5% effective for taxable years beginning after July 1, 2002). If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State franchise tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

Bad Debt Deduction

New York State passed legislation that incorporated the former provisions of Internal Revenue Code, or IRC, Section 593 into New York State tax law. The impact of this legislation enabled Astoria Federal to defer the recapture of the New York State tax bad debt reserves that would have otherwise occurred as a result of the federal amendment to IRC 593. The legislation also enabled Astoria Federal to continue to utilize the reserve method for computing its bad debt deduction. Astoria Federal must meet certain definitional tests, primarily relating to its assets and the nature of its business to be a qualifying thrift and would then be permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at its taxable income. Astoria Federal will be a qualifying thrift if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State tax law, or the 60% Test.

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

New York City Taxation

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

Delaware Taxation

As a Delaware holding company not earning income in Delaware, we are exempt from Delaware corporate income tax but are required to file an annual report with and pay an annual franchise tax to the State of Delaware.

STATISTICAL DATA

The detailed statistical data which follows is presented in accordance with Industry Guide 3, prescribed by the SEC. This data should be read in conjunction with the description of our business appearing earlier in this Item 1, Item 7, "MD&A" and Item 8, "Financial Statements and Supplementary Data."

Information regarding distribution of assets, liabilities and stockholders' equity; interest rates and interest differential appears under Item 7, "MD&A." Pages 43 and 44 present the distribution of assets, liabilities and stockholders' equity under the caption "Analysis of Net Interest Income," and the interest differential under the caption "Rate/Volume Analysis."

LOAN PORTFOLIO

Loan Portfolio Composition

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                        AT DECEMBER 31,
                                        --------------------------------------------------------------------------------
                                                2002                         2001                       2000
                                        --------------------------------------------------------------------------------
                                                        PERCENT                     PERCENT                      PERCENT
                                                          OF                          OF                           OF
(Dollars in Thousands)                     AMOUNT        TOTAL         AMOUNT        TOTAL       AMOUNT          TOTAL
------------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS (GROSS):
   One-to-four family                  $  9,209,360      76.86%    $ 10,105,063      83.59%   $  9,850,390        86.79%
   Multi-family                           1,599,985      13.35        1,094,312       9.05         801,917         7.07
   Commercial real estate                   744,623       6.21          598,334       4.95         480,211         4.23
   Construction                              56,475       0.47           50,739       0.42          34,599         0.30
-----------------------------------------------------------------------------------------------------------------------

Total mortgage loans                     11,610,443      96.89       11,848,448      98.01      11,167,117        98.39
-----------------------------------------------------------------------------------------------------------------------

CONSUMER AND OTHER LOANS (GROSS):
   Home equity                              323,494       2.70          189,259       1.57         133,748         1.18
   Commercial                                22,569       0.19           18,124       0.15           8,822         0.08
   Line of Credit, Overdraft                 15,475       0.13           18,046       0.15          20,603         0.18
   Passbook                                   7,502       0.06            9,012       0.07           8,710         0.08
   Other                                      3,598       0.03            5,753       0.05          10,673         0.09
-----------------------------------------------------------------------------------------------------------------------

Total consumer and other loans              372,638       3.11          240,194       1.99         182,556         1.61
-----------------------------------------------------------------------------------------------------------------------

TOTAL LOANS                              11,983,081     100.00%      12,088,642     100.00%     11,349,673       100.00%

Net unamortized premiums
   and deferred loans costs                  76,280                      78,619                     72,622
Allowance for loan losses                   (83,546)                    (82,285)                   (79,931)
-----------------------------------------------------------------------------------------------------------------------

TOTAL LOANS, NET                       $ 11,975,815                $ 12,084,976               $ 11,342,364
-----------------------------------------------------------------------------------------------------------------------

                                                           AT DECEMBER 31,
                                        --------------------------------------------------
                                                 1999                        1998
                                        --------------------------------------------------
                                                        PERCENT                    PERCENT
                                                          OF                         OF
(Dollars in Thousands)                     AMOUNT        TOTAL        AMOUNT        TOTAL
------------------------------------------------------------------------------------------
MORTGAGE LOANS (GROSS):
   One-to-four family                  $  9,006,894      88.07%    $  7,646,641      87.12%
   Multi-family                             615,438       6.02          452,854       5.16
   Commercial real estate                   398,198       3.89          414,565       4.72
   Construction                              34,837       0.34           37,822       0.43
------------------------------------------------------------------------------------------

Total mortgage loans                     10,055,367      98.32        8,551,882      97.43
------------------------------------------------------------------------------------------

CONSUMER AND OTHER LOANS (GROSS):
   Home equity                              116,726       1.14          142,437       1.63
   Commercial                                 4,531       0.04            5,573       0.06
   Line of Credit, Overdraft                 23,186       0.23           24,846       0.28
   Passbook                                   7,481       0.07            6,653       0.08
   Other                                     20,200       0.20           45,750       0.52
------------------------------------------------------------------------------------------

Total consumer and other loans              172,124       1.68          225,259       2.57
------------------------------------------------------------------------------------------

TOTAL LOANS                              10,227,491     100.00%       8,777,141     100.00%

Net unamortized premiums
   and deferred loans costs                  58,803                      32,463
Allowance for loan losses                   (76,578)                    (74,403)
------------------------------------------------------------------------------------------

TOTAL LOANS, NET                       $ 10,209,716                $  8,735,201
------------------------------------------------------------------------------------------

Loan Maturity, Repricing and Activity

The following table shows the maturities of our loans receivable at December 31, 2002 and does not reflect the effect of prepayments or scheduled principal amortization.

                                                                        AT DECEMBER 31, 2002
                                  ---------------------------------------------------------------------------------------------
                                     ONE-TO                                                         CONSUMER
                                     -FOUR           MULTI-         COMMERCIAL                         AND         TOTAL LOANS
(In Thousands)                       FAMILY         FAMILY         REAL ESTATE     CONSTRUCTION       OTHER        RECEIVABLE
-------------------------------------------------------------------------------------------------------------------------------
Amount due:
   Within one year                $     13,466    $     5,403      $   20,272      $    31,457     $   28,065     $      98,663

   After one year:
      One to three years                13,398          7,141          22,688           25,018         12,904            81,149
      Three to five years               37,120         29,742          25,798                -         11,042           103,702
      Five to ten years                504,738        616,515         368,563                -         13,352         1,503,168
      Ten to twenty years            1,060,245        762,498         299,750                -         36,903         2,159,396
      Over twenty years              7,580,393        178,686           7,552                -        270,372         8,037,003
-------------------------------------------------------------------------------------------------------------------------------
Total due after one year             9,195,894      1,594,582         724,351           25,018        344,573        11,884,418
-------------------------------------------------------------------------------------------------------------------------------

Total amount due                  $  9,209,360    $ 1,599,985      $  744,623      $    56,475     $  372,638        11,983,081

Net unamortized premiums and deferred loan costs                                                                         76,280
Allowance for loan losses                                                                                               (83,546)
-------------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                                             $  11,975,815
-------------------------------------------------------------------------------------------------------------------------------

The following table sets forth at December 31, 2002, the dollar amount of our loans receivable due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates. Our hybrid ARM loans are classified as adjustable rate loans.

                                                                 DUE AFTER DECEMBER 31, 2003
                                                    --------------------------------------------------
(In Thousands)                                          FIXED            ADJUSTABLE          TOTAL
------------------------------------------------------------------------------------------------------
Mortgage loans:
    One-to-four family                              $ 1,428,082         $ 7,767,812       $  9,195,894
    Multi-family                                        402,707           1,191,875          1,594,582
    Commercial real estate                              142,379             581,972            724,351
    Construction                                              -              25,018             25,018
Consumer and other loans                                 29,482             315,091            344,573
------------------------------------------------------------------------------------------------------
Total                                               $ 2,002,650         $ 9,881,768       $ 11,884,418
======================================================================================================

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
(In Thousands)                                        2002                  2001                  2000
----------------------------------------------------------------------------------------------------------
MORTGAGE LOANS (GROSS) (1):
   At beginning of year                          $  11,889,940         $  11,180,662          $ 10,066,743
     Mortgage loans originated:
       One-to-four family                            2,992,746             2,510,227             1,533,299
       Multi-family                                    750,196               413,518               204,948
       Commercial real estate                          259,986               178,246               109,533
       Construction                                     50,942                29,187                43,449
----------------------------------------------------------------------------------------------------------
     Total mortgage loans originated                 4,053,870             3,131,178             1,891,229
----------------------------------------------------------------------------------------------------------
     Purchases of mortgage loans (2)                 1,534,999             1,427,099               836,782
     Sales of mortgage loans                          (463,984)             (379,929)             (125,086)
     Transfer of loans to REO                           (1,900)               (5,420)               (8,146)
     Principal repayments                           (5,341,016)           (3,462,677)           (1,480,354)
     Net loans charged off                                (342)                 (973)                 (506)
----------------------------------------------------------------------------------------------------------
   At end of year                                $  11,671,567         $  11,889,940          $ 11,180,662
----------------------------------------------------------------------------------------------------------

CONSUMER AND OTHER LOANS (GROSS) (3):
   At beginning of year                          $     242,092         $     184,710          $    174,904
     Consumer and other loans originated               279,905               178,682               118,286
     Sales of consumer and other loans                  (3,518)               (4,061)               (5,261)
     Principal repayments                             (143,592)             (115,685)             (101,541)
     Net loans charged off                                (704)               (1,554)               (1,678)
----------------------------------------------------------------------------------------------------------
   At end of year                                $     374,183         $     242,092          $    184,710
----------------------------------------------------------------------------------------------------------

(1) Includes loans classified as held-for-sale totaling $61.2 million, $41.5 million and $13.5 million at December 31, 2002, 2001 and 2000, respectively.

(2) Purchases of mortgage loans represent third party loan originations and are predominantly secured by one-to-four family properties.

(3) Includes loans classified as held-for-sale totaling $1.5 million, $1.9 million and $2.2 million at December 31, 2002, 2001 and 2000, respectively.

Delinquent Loans and Classified Assets

Information regarding delinquent loans, non-performing assets and classified assets appears under Item 7, "MD&A."

SECURITIES PORTFOLIO

The following table sets forth the composition of our available-for-sale and held-to-maturity securities portfolios at their respective carrying values in dollar amounts and in percentages of the portfolios at the dates indicated.

                                                                                 AT DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                           2002                         2001                        2000
                                                 --------------------------------------------------------------------------------
                                                                  PERCENT                     PERCENT                    PERCENT
(Dollars in Thousands)                              AMOUNT        OF TOTAL       AMOUNT       OF TOTAL      AMOUNT       OF TOTAL
---------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
   Mortgage-backed securities:
     Agency pass-through certificates            $   249,459        8.93%     $   462,748      13.04%     $   663,341        8.61%
     REMICs and CMOs:
       Agency issuance                               616,552       22.08        1,402,093      39.50        4,954,148       64.31
       Non-agency issuance                         1,587,622       56.86        1,150,122      32.41        1,393,696       18.09
   Obligations of the U.S. Government
     and agencies                                    133,448        4.78          359,561      10.13          499,568        6.49
   FNMA and FHLMC preferred stock                    136,682        4.89          111,276       3.14          133,789        1.74
   Corporate debt and other securities                68,818        2.46           63,383       1.78           58,680        0.76
---------------------------------------------------------------------------------------------------------------------------------

Total securities available-for-sale              $ 2,792,581      100.00%     $ 3,549,183     100.00%     $ 7,703,222      100.00%
---------------------------------------------------------------------------------------------------------------------------------

SECURITIES HELD-TO-MATURITY:
   Mortgage-backed securities:
     Agency pass-through certificates            $    24,534        0.49%     $    36,620       0.82%     $    49,747        2.90%
     REMICs and CMOs:
       Agency issuance                             3,595,244       71.31        2,979,357      66.74          517,626       30.23
       Non-agency issuance                         1,306,113       25.91        1,043,110      23.37          296,156       17.30
   Obligations of the U.S. Government
     and agencies                                     65,776        1.30          362,034       8.11          804,659       47.00
   Obligations of states and
     political subdivisions                           39,611        0.79           42,807       0.96           44,003        2.57
   Corporate debt securities                           9,979        0.20                -          -                -           -
---------------------------------------------------------------------------------------------------------------------------------

Total securities held-to-maturity                $ 5,041,257      100.00%     $ 4,463,928     100.00%     $ 1,712,191      100.00%
---------------------------------------------------------------------------------------------------------------------------------

During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a market value of $2.88 billion from available-for-sale to held-to-maturity. The net unrealized loss, which is being amortized over the life of the securities transferred, was $22.6 million at the date of the transfer and is included, net of taxes, in accumulated other comprehensive income at December 31, 2002. The balance of the net unrealized loss on the securities transferred from available-for-sale to held-to-maturity totaled $1.3 million at December 31, 2002 and $15.7 million at December 31, 2001.

The table below sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our federal funds sold and repurchase agreements, FHLB-NY stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31, 2002.

                                              WITHIN                 ONE TO                 FIVE TO
                                             ONE YEAR              FIVE YEARS              TEN YEARS
                                      ---------------------   --------------------    --------------------
                                                   WEIGHTED               WEIGHTED                WEIGHTED
                                      AMORTIZED    AVERAGE    AMORTIZED    AVERAGE    AMORTIZED    AVERAGE
(Dollars in Thousands)                  COST        YIELD       COST        YIELD       COST        YIELD
----------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS                $ 510,252        1.20%  $       -          -%   $       -          -%
----------------------------------------------------------------------------------------------------------
FHLB-NY STOCK (1)(2)                  $       -           -%  $       -          -%   $       -          -%
----------------------------------------------------------------------------------------------------------

MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   Agency pass-through certificates   $       -           -%  $     885       6.54%   $   8,159       7.39%
   REMICs and CMOs:
      Agency issuance                         -           -       2,201       6.23          300       6.57
      Non-agency issuance                     -           -          24       6.80        1,952       7.13
   Obligations of the U.S.
    Government and agencies               1,000        4.53       1,145       3.74            -          -
   FNMA and FHLMC preferred
    stock (1)                                 -           -           -          -            -          -
   Corporate debt and other
    securities                                -           -       1,000       6.80        5,000       9.25
----------------------------------------------------------------------------------------------------------

Total securities available-for-sale   $   1,000        4.53%  $   5,255       5.85%   $  15,411       7.94%
----------------------------------------------------------------------------------------------------------

MORTGAGE-BACKED AND OTHER
 SECURITIES HELD-TO-MATURITY:
   Agency pass-through certificates   $      14        6.78%  $   2,008       7.36%   $   4,338       8.68%
   REMICs and CMOs:
      Agency issuance                         -           -       7,149       6.32        5,269       6.82
      Non-agency issuance                     -           -           -          -        1,348       7.09
   Obligations of the U.S.
    Government and agencies                   -           -           -          -            -          -
   Obligations of states and
    political subdivisions                    -           -           -          -            -          -
   Corporate debt securities                  -           -       9,979       5.81            -          -
----------------------------------------------------------------------------------------------------------

Total securities held-to-maturity     $      14        6.78%  $  19,136       6.16%   $  10,955       7.59%
----------------------------------------------------------------------------------------------------------

                                               OVER
                                             TEN YEARS                    TOTAL SECURITIES
                                      ---------------------    -----------------------------------
                                                   WEIGHTED                  ESTIMATED    WEIGHTED
                                       AMORTIZED    AVERAGE     AMORTIZED      FAIR       AVERAGE
(Dollars in Thousands)                   COST        YIELD        COST         VALUE       YIELD
--------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD AND
 REPURCHASE AGREEMENTS                $        -          -%   $   510,252   $  510,252       1.20%
--------------------------------------------------------------------------------------------------
FHLB-NY STOCK (1)(2)                  $  247,550       5.45%   $   247,550   $  247,550       5.45%
--------------------------------------------------------------------------------------------------

MORTGAGE-BACKED AND OTHER
 SECURITIES AVAILABLE-FOR-SALE:
   Agency pass-through certificates   $  232,102       5.45%   $   241,146   $  249,459       5.52%
   REMICs and CMOs:
      Agency issuance                    605,575       5.01        608,076      616,552       5.01
      Non-agency issuance              1,579,499       4.88      1,581,475    1,587,622       4.88
   Obligations of the U.S.
    Government and agencies              129,866       6.97        132,011      133,448       6.93
   FNMA and FHLMC preferred
    stock (1)                            140,015       5.03        140,015      136,682       5.03
   Corporate debt and other
    securities                            61,854       7.88         67,854       68,818       7.96
--------------------------------------------------------------------------------------------------

Total securities available-for-sale   $2,748,911       5.13%   $ 2,770,577   $2,792,581       5.15%
--------------------------------------------------------------------------------------------------

MORTGAGE-BACKED AND OTHER
 SECURITIES HELD-TO-MATURITY:
   Agency pass-through certificates   $   18,174       7.62%   $    24,534   $   26,190       7.78%
   REMICs and CMOs:
      Agency issuance                  3,582,826       4.91      3,595,244    3,646,023       4.91
      Non-agency issuance              1,304,765       5.00      1,306,113    1,313,349       5.00
   Obligations of the U.S.
    Government and agencies               65,776       7.48         65,776       66,018       7.48
   Obligations of states and
    political subdivisions                39,611       6.69         39,611       39,611       6.69
   Corporate debt securities                   -          -          9,979        9,374       5.81
--------------------------------------------------------------------------------------------------

Total securities held-to-maturity     $5,011,152       4.99%   $ 5,041,257   $5,100,565       5.00%
--------------------------------------------------------------------------------------------------

(1) As equity securities have no maturities, they are classified in the over ten years category.

(2)  The carrying amount of FHLB-NY stock equals cost.

DEPOSITS

The following table presents our deposit activity for the years indicated.

                                                FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
(Dollars in Thousands)                      2002              2001             2000
----------------------------------------------------------------------------------------
Opening balance                         $  10,903,693     $  10,071,687    $   9,554,534
Net (withdrawals) deposits                   (124,497)          432,017          107,052
Interest credited                             288,000           399,989          410,101
----------------------------------------------------------------------------------------
Ending balance                          $  11,067,196     $  10,903,693    $  10,071,687
----------------------------------------------------------------------------------------
Net increase                            $     163,503     $     832,006    $     517,153
----------------------------------------------------------------------------------------
Percentage increase                              1.50%             8.26%            5.41%
----------------------------------------------------------------------------------------

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2002.

(In Thousands)                                                  AMOUNT
-----------------------------------------------------------------------
Within three months                                           $ 155,616
Three to six months                                              93,125
Six to twelve months                                            126,825
Over twelve months                                              495,277
-----------------------------------------------------------------------
Total                                                         $ 870,843
-----------------------------------------------------------------------

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

                                                   FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------
                                             2002                                   2001
                              ------------------------------------------------------------------------
                                                        WEIGHTED                              WEIGHTED
                                                         AVERAGE                               AVERAGE
                                AVERAGE      PERCENT     NOMINAL      AVERAGE     PERCENT      NOMINAL
(Dollars in Thousands)          BALANCE      OF TOTAL     RATE        BALANCE     OF TOTAL      RATE
------------------------------------------------------------------------------------------------------
Savings                       $ 2,754,000       24.80%     1.05%    $ 2,495,532      23.70%       1.83%
Money market                    1,876,107       16.90      1.72       1,734,232      16.47        3.71
NOW                               732,905        6.60      0.43         599,919       5.70        0.85
Non-interest bearing NOW
  and demand deposit              536,961        4.84         -         475,605       4.52           -
------------------------------------------------------------------------------------------------------
Total                           5,899,973       53.14      1.09       5,305,288      50.39        2.17
------------------------------------------------------------------------------------------------------

Certificates of deposit (1):
  Within one year               1,493,726       13.45      2.31       1,698,436      16.13        4.23
  One to three years            1,790,529       16.12      4.48       1,769,563      16.81        5.61
  Three to five years           1,658,333       14.94      5.67       1,410,231      13.39        6.08
  Over five years                  79,177        0.71      5.53          94,409       0.90        6.61
  Jumbo                           181,845        1.64      2.75         250,524       2.38        5.01
------------------------------------------------------------------------------------------------------
Total                           5,203,610       46.86      4.19       5,223,163      49.61        5.28
------------------------------------------------------------------------------------------------------

Total deposits                $11,103,583      100.00%     2.54%    $10,528,451     100.00%       3.71%
------------------------------------------------------------------------------------------------------

                               FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------
                                            2000
                              ---------------------------------
                                                        WEIGHTED
                                                         AVERAGE
                                AVERAGE     PERCENT      NOMINAL
(Dollars in Thousands)          BALANCE     OF TOTAL      RATE
---------------------------------------------------------------
Savings                       $ 2,529,448      25.88%      2.00%
Money market                    1,337,754      13.68       5.19
NOW                               548,022       5.61       1.00
Non-interest bearing NOW
  and demand deposit              391,693       4.01          -
---------------------------------------------------------------
Total                           4,806,917      49.18       2.61
---------------------------------------------------------------

Certificates of deposit (1):
  Within one year               1,788,655      18.30       5.08
  One to three years            1,616,331      16.53       5.45
  Three to five years           1,340,468      13.71       6.13
  Over five years                  71,504       0.73       6.62
  Jumbo                           151,193       1.55       5.56
---------------------------------------------------------------
Total                           4,968,151      50.82       5.52
---------------------------------------------------------------

Total deposits                $ 9,775,068     100.00%      4.09%
---------------------------------------------------------------

(1)  Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2002 and the balances of our certificates of deposit outstanding at December 31, 2002, 2001 and 2000.

                                   PERIOD TO MATURITY FROM DECEMBER 31, 2002                           AT DECEMBER 31,
                           ---------------------------------------------------------      ---------------------------------------
                               WITHIN      ONE TO TWO     TWO TO THREE    OVER THREE
(In Thousands)                ONE YEAR        YEARS           YEARS          YEARS           2002           2001          2000
------------------------------------------------------------------------------------      ---------------------------------------
Certificates of deposit:
   3.99% or less           $ 1,752,609     $  650,600     $     69,605    $   76,283      $2,549,097     $1,339,409    $  150,043
   4.00% to 4.99%              200,481        214,112           85,374       275,894         775,861      1,037,154       127,422
   5.00% to 5.99%              289,132         88,901              905       576,689         955,627        947,565     2,589,393
   6.00% and over              192,052        232,257          405,735        42,409         872,453      1,836,170     2,282,877
----------------------------------------------------------------------------------------------------------------------- ---------
Total                      $ 2,434,274     $1,185,870     $    561,619     $ 971,275      $5,153,038     $5,160,298    $5,149,735
---------------------------------------------------------------------------------------------------------------------------------

BORROWINGS

For information regarding our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2002, 2001 and 2000, see Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

ITEM 2.  PROPERTIES

At December 31, 2002 we operated 86 full-service banking offices, of which 50 were owned and 36 were leased. At December 31, 2002, we owned our principal executive office and the office for our mortgage operations, both located in Lake Success, New York. We believe such facilities are suitable and adequate for our operational needs.

For further information regarding our obligations, see Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

At December 31, 2002, we leased our previous mortgage operating facility in Mineola, New York which we no longer occupy. At December 31, 2002 approximately two-thirds of this facility was sublet and we have a lease commitment for the remainder of the facility commencing in February 2003.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of our business, we are routinely made defendant in or a party to a number of pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us. In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse affect on our financial condition, operating results or liquidity.

We are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain. The ultimate outcomes of such actions are uncertain and there can be no assurance that we will benefit financially from such litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2002 to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 17, 2002, our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol "AF." Previously, our common stock traded on The Nasdaq Stock Market, or Nasdaq, under the symbol "ASFC." The table below shows the reported high and low sale prices reported on the NYSE or the high and low closing prices reported on Nasdaq, as applicable, for our common stock during the periods indicated in 2002 and the high and low closing prices reported on Nasdaq during the periods indicated in 2001.

                                                      2002                           2001
                                     ---------------------------------------- ----------------------
                                     HIGH                LOW                HIGH               LOW
----------------------------------------------------------------------------------------------------
First Quarter                       $31.02  (1)        $26.34  (1)         $28.56            $24.28
Second Quarter                       35.17  (2)         28.85  (1)          29.15             25.88
Third Quarter                        34.45  (2)         23.66  (2)          31.50             27.30
Fourth Quarter                       27.75  (2)         21.60  (2)          30.50             24.66

(1)  Closing price as reported on Nasdaq

(2)  Sale price as reported on the NYSE

As of March 13, 2003, we had 3,939 shareholders of record. As of December 31, 2002, there were 84,805,817 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2002 and 2001.

                           2002           2001
-----------------------------------------------
First Quarter            $ 0.17         $  0.13
Second Quarter             0.20           0.155
Third Quarter              0.20           0.155
Fourth Quarter             0.20            0.17

On January 22, 2003, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, payable on March 3, 2003, to common stockholders of record as of the close of business on February 18, 2003. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, "Business - Regulation and Supervision" and Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the impact of the liquidation accounts and regulatory capital requirements on Astoria Federal's ability to pay dividends. See Item 1, "Business - Federal Taxation" and Note 13 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

                                                                        AT DECEMBER 31,
                                        ---------------------------------------------------------------------------------
(In Thousands)                               2002              2001           2000              1999             1998
-------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA:
Total assets                            $  21,697,829     $ 22,667,706   $ 22,336,802     $   22,696,536    $  20,587,741
Federal funds sold and repurchase
     agreements                               510,252        1,309,164        171,525            335,653          266,437
Mortgage-backed and other securities
     available-for-sale                     2,792,581        3,549,183      7,703,222          8,862,749        8,196,444
Mortgage-backed and other securities
     held-to-maturity                       5,041,257        4,463,928      1,712,191          1,899,957        2,108,811
Loans held-for-sale                            62,669           43,390         15,699             14,156          217,027
Loans receivable, net                      11,975,815       12,084,976     11,342,364         10,209,716        8,735,201
Mortgage servicing rights, net                 20,411           35,295         40,962             48,369           50,237
Deposits                                   11,067,196       10,903,693     10,071,687          9,554,534        9,668,286
Borrowed funds, net                         8,821,180        9,821,795     10,320,350         11,524,349        9,022,797
Stockholders' equity                        1,553,998        1,542,586      1,513,163          1,196,912        1,462,384

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------
(In Thousands, Except Per Share Data)                        2002          2001           2000          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Interest income                                          $ 1,266,262   $ 1,438,563    $ 1,517,934   $ 1,495,279   $ 1,224,448
Interest expense                                             801,838       981,605      1,023,353       957,500       775,465
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                          464,424       456,958        494,581       537,779       448,983
Provision for loan losses                                      2,307         4,028          4,014         4,119        15,380
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          462,117       452,930        490,567       533,660       433,603
Non-interest income                                          107,407        90,105         69,246        86,696        62,263
Non-interest expense:
     General and administrative                              195,827       178,767        190,040       201,786       234,819
     Extinguishment of debt                                    2,202             -              -             -        18,547
     Amortization of goodwill                                      -        19,078         19,078        19,136        19,369
     Acquisition costs and restructuring charges                   -             -              -             -       124,168
-----------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                   198,029       197,845        209,118       220,922       396,903
-----------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and
     cumulative effect of accounting change                  371,495       345,190        350,695       399,434        98,963
Income tax expense                                           123,066       120,036        134,146       163,764        53,915
-----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
     accounting change                                       248,429       225,154        216,549       235,670        45,048
Cumulative effect of accounting change, net of tax                 -        (2,294)             -             -             -
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                   248,429       222,860        216,549       235,670        45,048
Preferred dividends declared                                   6,000         6,000          6,000         6,000         6,000
-----------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders              $   242,429   $   216,860    $   210,549   $   229,670   $    39,048
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                          $      2.90   $      2.40    $      2.20   $      2.24   $      0.38
Diluted earnings per common share                        $      2.85   $      2.35    $      2.16   $      2.19   $      0.37

                                                                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                              2002            2001          2000            1999         1998
---------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA:

Return on average assets                                         1.12%           0.99%         0.97%          1.04%         0.25%
Return on average stockholders' equity                          15.87           14.13         16.70          17.31          3.02
Return on average tangible stockholders' equity (1)             18.00           16.12         20.01          20.90          3.65

Average stockholders' equity to average assets                   7.07            7.01          5.81           5.99          8.13
Average tangible stockholders' equity
      to average tangible assets (1)(2)                          6.29            6.19          4.90           5.01          6.84
Stockholders' equity to total assets                             7.16            6.81          6.77           5.27          7.10

Core deposits to total deposits (3)                             53.44           52.67         48.87          48.41         47.84

Net interest rate spread                                         2.11            1.91          1.98           2.22          2.32
Net interest margin                                              2.23            2.12          2.27           2.45          2.58
Average interest-earning assets to average
      interest-bearing liabilities                               1.03x           1.05x         1.06x          1.05x         1.06x

General and administrative expense to average assets             0.88%           0.79%         0.85%          0.89%         1.28%
Efficiency ratio (4)                                            34.25           32.68         33.71          32.31         45.93

Cash dividends paid per common share                       $     0.77      $     0.61    $      0.51    $     0.48    $     0.40
Dividend payout ratio                                           27.02%          25.96%         23.61%        21.92%       108.11%

ASSET QUALITY RATIOS:

Non-performing loans to total loans (5)                          0.29            0.31          0.32           0.52          1.26
Non-performing loans to total assets (5)                         0.16            0.16          0.16           0.24          0.54
Non-performing assets to total assets (5)(6)                     0.16            0.18          0.18           0.26          0.58

Allowance for loan losses to non-performing loans              242.04          221.70        220.88         143.49         66.99
Allowance for loan losses to non-accrual loans                 249.53          229.60        226.85         151.77         70.00
Allowance for loan losses to total loans                         0.69            0.68          0.70           0.74          0.84

OTHER DATA:

Number of deposit accounts                                    990,873         985,473       972,777        952,514       980,307
Mortgage loans serviced for others (in thousands)          $2,671,085      $3,322,087    $3,929,483     $4,414,684    $4,944,176
Number of full service banking offices                             86              86            86             87            96
Regional lending offices                                            1               1             1              1            12
Full time equivalent employees                                  1,956           1,885         1,862          1,914         1,987

(1) Average tangible stockholders' equity represents average stockholders' equity less average goodwill.

(2)  Average tangible assets represents average assets less average goodwill.

(3) Core deposits are comprised of savings, money market, NOW and demand deposit accounts.

(4) Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.

(5) Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $5.0 million, $5.4 million, $5.2 million, $6.7 million and $6.9 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

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

CRITICAL ACCOUNTING POLICIES

Note 1 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process including the procedures for impairment testing under Statement of Financial Accounting Standards, or SFAS, No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114." Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance. Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral, and the assessments of economic and regulatory conditions are subject to assumptions and judgments by management. Specific valuation allowances could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These analyses include historical loss experience, delinquency levels and trends and migration analysis. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

For additional information regarding our allowance for loan losses, see "Provision for Loan Losses" and "Asset Quality."

Valuation of MSR

MSR are carried at cost and amortized over the estimated remaining lives of the loans serviced. Impairment, if any, is recognized through a valuation allowance. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The estimated fair value of MSR is based upon quoted market prices of similar loans which we sell servicing released. Purchased MSR are recorded at cost, although we generally do not purchase MSR. Impairment exists if the carrying value of MSR exceeds the estimated fair value. We stratify our MSR by underlying loan type, primarily fixed and adjustable, and further stratify the fixed rate loans by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair values of each MSR stratum are obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market driven data. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Goodwill Impairment

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was effective January 1, 2002. Goodwill is presumed to have an indefinite useful life and should not be amortized, but rather tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. For purposes of our goodwill impairment testing, we identified a single reporting unit. Upon adoption of SFAS No. 142 we performed a transitional goodwill impairment evaluation. Additionally, on September 30, 2002 we performed our annual goodwill impairment test. We used the quoted market price of our common stock on our impairment testing dates as the basis for determining the fair value of our one reporting unit. As of both impairment test dates, we determined the fair value of our one reporting unit to be in excess of its carrying value. Accordingly, as of our adoption of SFAS No. 142 and as of our annual impairment test date, there was no indication of goodwill impairment. According to SFAS No. 142, quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, when available. Other acceptable valuation methods include present value measurement or measurements based on multiples of earnings or revenue or similar performance measures. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes reported as accumulated other comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. The market values of our securities, particularly our fixed rate mortgage-backed securities which comprise 88.8% of our total securities portfolio at December 31, 2002, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed rate securities will increase. Estimated fair values for securities are based on published or securities dealers' market values. There were no security write downs during the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $12.15 billion for the year ended December 31, 2002 and $7.28 billion for the year ended December 31, 2001. The increase in loan and security repayments was primarily the result of the increase in mortgage loan refinance activity caused by the lower interest rate environment during the year ended December 31, 2002. The Federal Open Market Committee, or FOMC, reduced the federal funds rate by a total of 475 basis points during 2001 and an additional 50 basis points in 2002. More importantly, medium- and long-term interest rates (maturities of two to ten years) declined on average approximately 140 basis points during the year ended December 31, 2002. These rate reductions resulted in a lower interest rate environment during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $157.4 million during the year ended December 31, 2002 and $222.2 million during the year ended December 31, 2001. During the year ended December 31, 2002, net borrowings decreased $1.00 billion, while net deposits increased $163.5 million. During the year ended December 31, 2001, net borrowings decreased $498.6 million, while net deposits increased $832.0 million. The changes in borrowings and deposits are consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits, consisting of savings, money market, NOW and demand deposits accounts. The net increases in deposits for the years ended December 31, 2002 and 2001 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite increased local competition for checking accounts, we have been successful in increasing the number of NOW and demand deposit accounts opened in 2002 due in large part to the previously discussed PEAK process and an integrated checking account promotion which were introduced in the first and second quarters of 2002, respectively.

Our primary use of funds is for the origination and purchase of mortgage loans. However, during the year ended December 31, 2002, despite record loan originations, our purchases of mortgage-backed securities exceeded our origination and purchase of mortgage loans. During the year ended December 31, 2002, our gross originations and purchases of mortgage loans totaled $5.59 billion, including originations of loans held-for-sale totaling $484.3 million, compared to $4.56 billion, including originations of loans held-for-sale totaling $405.7 million, during the year ended December 31, 2001. This increase was primarily attributable to the lower interest rate environment during 2002 which resulted in an increase in mortgage refinance activity. Cash flows in excess of mortgage and other loan fundings were primarily utilized for the purchase of mortgage-backed securities and the repayment of borrowings. Purchases of mortgage-backed securities totaled $6.84 billion and purchases of other securities totaled $31.0 million during the year ended December 31, 2002. In addition, net borrowings were reduced by $1.00 billion during the year ended December 31, 2002. For the year ended December 31, 2001, purchases of mortgage-backed securities totaled $2.03 billion, purchases of other securities totaled $2.0 million and net borrowings were reduced by $498.6 million. The rapid decline in interest rates in 2001 and the decline in medium- and long-term interest rates in 2002 resulted in a significant increase in loan and mortgage-backed securities repayments during the year ended December 31, 2002. Even with our increased levels of originations and purchases of mortgage loans and mortgage-backed securities purchases, both our total loan and securities portfolios decreased slightly from 2001 to 2002. Should the pace of repayment activity remain at its recent levels and cash inflows continue to exceed mortgage and other loan fundings, we will, in all likelihood, continue to purchase mortgage-backed and other securities, resulting in growth of our securities portfolio. If repayment activity declines in the future, we will likely reduce our purchases of mortgage-backed and other securities.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $677.9 million at December 31, 2002, compared to $1.45 billion at December 31, 2001. Increased loan and security repayments provided the additional liquidity at December 31, 2001, which was maintained, in part, to both help fund our approximately $2.2 billion mortgage application pipeline at December 31, 2001 and to help repay a portion of the $850.0 million of borrowings which matured in the first quarter of 2002. Borrowings maturing over the next twelve months total $2.20 billion with a weighted average rate of 4.98%. We have the flexibility to either repay or rollover such borrowings as they mature. In addition, we have $2.43 billion in certificates of deposit with a weighted average rate of 2.88% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience. Retained or replaced deposits and refinanced borrowings during the next twelve months should carry lower weighted average rates than those they replace, assuming that interest rates remain at or near their current levels.

The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to accelerate. When mortgage rates increase the opposite effect tends to occur. In addition, as mortgage interest rates decrease, customers tend to prefer fixed rate mortgage loan products over variable rate products. Since we generally sell our fifteen year and thirty year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce our liquidity.

During the quarter ended December 31, 2002, we issued $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75%. The notes were placed with a limited number of institutional investors under Rule 144A of the Securities Act. In December 2002, we filed an exchange offer registration statement with the SEC to allow the note holders to exchange the notes for a new issue of substantially identical notes registered under the Securities Act, which are designated as our 5.75% Senior Notes due 2012, Series B. The registration statement became effective on December 30, 2002. As of January 30, 2003, all of the outstanding notes had been tendered for exchange. We may redeem all or part of the notes at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The net proceeds from the note placement will be used for general corporate purposes, including stock repurchases. Additionally, we may also use the proceeds for repaying, reducing or refinancing outstanding indebtedness or preferred stock, financing possible acquisitions of branches or other financial institutions or financial service companies and extending credit to or funding investments in our subsidiaries, including possible capital contributions to Astoria Federal.

Stockholders' equity increased to $1.55 billion at December 31, 2002, from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $248.4 million, the effect of stock options exercised and related tax benefit of $22.3 million, other comprehensive income, net of tax, of $11.8 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $10.2 million. These increases were partially offset by repurchases of our common stock of $211.1 million and dividends declared of $70.2 million.

We declared cash dividends on our common stock totaling $64.2 million during the year ended December 31, 2002 and $55.3 million during the year ended December 31, 2001. During each of the years ended December 31, 2002 and 2001, we declared cash dividends on our Series B Preferred Stock totaling $6.0 million. On January 22, 2003, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock payable on March 3, 2003 to stockholders of record as of the close of business on February 18, 2003.

During the year ended December 31, 2002, we completed our eighth stock repurchase plan, which was approved by our Board of Directors on September 17, 2001. This plan authorized the purchase, at management's discretion, of up to 10,000,000 shares, or approximately 11% of our common stock then outstanding. On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Under these plans, during the year ended December 31, 2002, we repurchased 7,283,400 shares of our common stock at an aggregate cost of $211.1 million, of which 318,000 shares were acquired pursuant to our ninth stock repurchase plan.

At December 31, 2002, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.23%, leverage capital ratio of 7.23% and total risk-based capital ratio of 15.44%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

COMMITMENTS AND CONTINGENCIES

In the normal course of business, we routinely enter into various commitments, primarily relating to the origination, purchase and sale of loans, the purchase of securities and the leasing of certain office facilities. At December 31, 2002, we had outstanding commitments to originate and purchase loans totaling $744.7 million; outstanding unused lines of credit totaling $336.9 million, which relate primarily to home equity lines of credit; outstanding commitments to sell loans totaling $125.5 million; and outstanding commitments to purchase securities totaling $504.0 million. Minimum rental payments due under non-cancelable operating leases for 2003 totaled $6.5 million at December 31, 2002. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of our business.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

FINANCIAL CONDITION

Total assets decreased $969.9 million to $21.70 billion at December 31, 2002, from $22.67 billion at December 31, 2001. The primary reason for the decrease in total assets was the decrease in federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements decreased $798.9 million to $510.3 million at December 31, 2002, from $1.31 billion at December 31, 2001. The unusually high level of liquidity at December 31, 2001 reflected the increased cash flows from loan and security repayments which we held and used, in part, to both help fund our mortgage application pipeline at December 31, 2001 and to repay a portion of borrowings which matured, primarily during the first quarter of 2002.

Mortgage loans decreased $244.0 million to $11.68 billion at December 31, 2002, from $11.92 billion at December 31, 2001. This decrease was primarily due to the extraordinarily high level of mortgage loan repayments in 2002, partially offset by an increase in gross mortgage loans originated and purchased in 2002 as compared to 2001. Mortgage loan repayments increased to $5.34 billion for the year ended December 31, 2002, from $3.46 billion for the year ended December 31, 2001. Gross mortgage loans originated and purchased during the year ended December 31, 2002 totaled $5.10 billion, excluding originations of loans held-for-sale totaling $484.3 million, of which $3.57 billion were originations and $1.53 billion were purchases. This compares to $2.72 billion of originations and $1.43 billion of purchases for a total of $4.15 billion, excluding originations of loans held-for-sale totaling $405.7 million, during the year ended December 31, 2001. The increase in mortgage loan repayments, originations and purchases was primarily a result of the lower interest rate environment during 2002 compared to 2001, which has increased the level of mortgage refinance activity.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represent 76.9% of our total loan portfolio at December 31, 2002, decreased $895.7 million to $9.21 billion at December 31, 2002, from $10.11 billion at December 31, 2001. As noted above, this decrease was primarily due to the high level of loan repayments as a result of refinance activity in the prevailing interest rate environment. While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our multi-family mortgage loans, which tend to be less susceptible to prepayment risk than our one-to-four family loans, increased $505.7 million to $1.60 billion at December 31, 2002, from $1.09 billion at December 31, 2001. Similarly, our commercial real estate loans increased $146.3 million to $744.6 million at December 31, 2002, from $598.3 million at December 31, 2001. Our new multi-family and commercial real estate loan originations continue to be similar in size and type to the loans currently in our portfolio and we have not changed our underwriting standards with respect to such loans. Our portfolio of consumer and other loans increased by $132.4 million to $372.6 million at December 31, 2002, from $240.2 million at December 31, 2001. This increase is primarily in home equity lines of credit as a result of the strong housing market and the low interest rate environment.

Mortgage-backed securities increased $305.5 million to $7.38 billion at December 31, 2002, from $7.07 billion at December 31, 2001. This increase was primarily the result of purchases of $6.84 billion of REMICs and CMOs, partially offset by principal payments received of $6.09 billion and sales of $438.6 million. During the year ended December 31, 2001, our purchases of mortgage-backed securities totaled $2.03 billion and principal payments received totaled $3.01 billion. There were no security sales during the year ended December 31, 2001.

Other securities decreased $484.8 million to $454.3 million at December 31, 2002, from $939.1 million at December 31, 2001, primarily due to $573.2 million in securities which were called or matured, partially offset by the net accretion of discounts of $41.4 million, purchases of other securities totaling $31.0 million and a decrease in the net unrealized loss on securities available-for-sale of $16.0 million. The continued decline in interest rates in 2002 resulted in a significant portion of our callable investment securities being called. The improvement in the market value of our other securities available-for-sale portfolio was related to the decrease in medium-term market interest rates that occurred from December 31, 2001 to December 31, 2002.

BOLI increased $116.1 million to $358.9 million at December 31, 2002, from $242.8 million at December 31, 2001, primarily as a result of an additional $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income and insurance proceeds received are recorded as a reduction of the cash surrender value. Other assets decreased $23.3 million to $89.4 million at December 31, 2002, from $112.7 million at December 31, 2001, primarily due to a decrease in the net deferred tax asset which was primarily related to a decrease in the net unrealized loss on securities available-for-sale.

During 2002, we continued shifting our liability emphasis from borrowings to deposits, particularly lower costing core deposits. Deposits increased $163.5 million to $11.07 billion at December 31, 2002, from $10.90 billion at December 31, 2001. The increase in deposits was primarily due to an increase of $170.8 million in core deposits to $5.91 billion at December 31, 2002, from $5.74 billion at December 31, 2001 which was attributable to our continued emphasis on deposit generation through competitive rates, extensive product offerings and quality service. While total core deposits increased, our money market accounts, which are a component of core deposits, decreased $256.7 million to $1.70 billion at December 31, 2002, from $1.96 billion at December 31, 2001. The decrease in our money market accounts can be attributed to increased competition for money market and checking accounts. Certain local competitors, as well as recent entrants into the local market, have continued to offer well above market rates for these types of deposits. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. Offsetting this decrease in our money market accounts were increases in savings accounts of $244.1 million and NOW and demand deposit accounts of $183.3 million. Despite increased local competition for checking accounts, we have been successful in increasing the number of NOW and demand deposit accounts opened in 2002 due in large part to the previously discussed PEAK process and an integrated checking account promotion, which were introduced in the first and second quarters of 2002, respectively. Reverse repurchase agreements decreased $1.10 billion to $6.29 billion at December 31, 2002, from $7.39 billion at December 31, 2001. Federal Home Loan Bank of New York advances increased $150.0 million to $2.06 billion at December 31, 2002, from $1.91 billion at December 31, 2001. Other borrowings, net, decreased $50.6 million to $472.2 million at December 31, 2002, from $522.8 million at December 31, 2001. The net decrease in other borrowings was the result of the maturity of a $300.0 million medium-term note in June 2002, partially offset by the issuance of $250.0 million of senior unsecured notes during the quarter ended December 31, 2002. The decrease in borrowings reflects management's decision to utilize excess cash flow to repay various borrowings which matured during the year ended December 31, 2002. For additional information on the $250.0 million of senior unsecured notes see "Liquidity and Capital Resources."

Stockholders' equity increased to $1.55 billion at December 31, 2002, from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $248.4 million, the effect of stock options exercised and related tax benefit of $22.3 million, other comprehensive income, net of tax, of $11.8 million and the amortization of the allocated portion of shares held by the ESOP of $10.2 million. These increases were partially offset by repurchases of our common stock of $211.1 million and dividends declared of $70.2 million.

RESULTS OF OPERATIONS

General

Net income for the year ended December 31, 2002 increased $25.5 million to $248.4 million, from $222.9 million for the year ended December 31, 2001. For the year ended December 31, 2002, diluted earnings per common share increased to $2.85 per share, as compared to $2.35 per share for the year ended December 31, 2001. Return on average assets increased to 1.12% for the year ended December 31, 2002, from 0.99% for the year ended December 31, 2001. Return on average stockholders' equity increased to 15.87% for the year ended December 31, 2002, from 14.13% for the year ended December 31, 2001. Return on average tangible stockholders' equity increased to 18.00% for the year ended December 31, 2002, from 16.12% for the year ended December 31, 2001.

The results of operations for the year ended December 31, 2002 include the benefit derived from the adoption of SFAS No. 142. SFAS No. 142 eliminated goodwill amortization which totaled $19.1 million, or $0.21 per diluted common share, for the year ended December 31, 2001. The results of operations for the year ended December 31, 2001 also include a $2.3 million, after tax, charge for the cumulative effect of accounting change related to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," effective January 1, 2001. See Note 1, Note 10 and Note 11 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data," for further discussion of the impact of the implementation of SFAS No. 142, SFAS No. 133 and SFAS No. 138.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion of the potential impact of changes in interest rates on our results of operations.

For the year ended December 31, 2002, net interest income increased $7.4 million to $464.4 million, from $457.0 million for the year ended December 31, 2001. This increase was primarily attributable to an increase in the net interest margin to 2.23% for the year ended December 31, 2002, from 2.12% for the year ended December 31, 2001. The increase in the net interest margin was primarily due to the decrease in the cost of funds due to the downward repricing of deposits as a result of the lower interest rate environment which has persisted since June of 2001, along with the repayment of various higher cost borrowings. The average balance of net interest-earning assets decreased $328.5 million to $635.0 million at December 31, 2002, from $963.5 million at December 31, 2001. The decrease in the average balance of net interest-earning assets was the result of a decrease of $670.9 million in the average balance of total interest-earning assets to $20.84 billion for the year ended December 31, 2002, from $21.51 billion for the year ended December 31, 2001, partially offset by a decrease of $342.4 million in the average balance of total interest-bearing liabilities to $20.20 billion for the year ended December 31, 2002, from $20.54 billion for the year ended December 31, 2001. The net interest rate spread increased to 2.11% for the year ended December 31, 2002, from 1.91% for the year ended December 31, 2001. The change in the net interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities to 3.97% for the year ended December 31, 2002, from 4.78% for the year ended December 31, 2001, partially offset by a decrease in the average yield on interest-earning assets to 6.08% for the year ended December 31, 2002, from 6.69% for the year ended December 31, 2001. The changes in such costs and yields were a result of the lower interest rate environment previously discussed. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2002, 2001 and 2000. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable includes loans on which we have discontinued accruing interest. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------

                                                          2002                                 2001
                                        ------------------------------------------------------------------------
                                                                    AVERAGE                              AVERAGE
                                           AVERAGE                   YIELD/     AVERAGE                   YIELD/
(Dollars in Thousands)                     BALANCE       INTEREST     COST      BALANCE      INTEREST      COST
----------------------------------------------------------------------------------------------------------------
ASSETS:
  Interest-earning assets:
   Mortgage loans (1):
     One-to-four family                 $  10,077,810   $  626,251     6.21%  $10,069,593   $   694,596     6.90%
     Multi-family, commercial
        real estate and construction        2,072,805      162,677     7.85     1,487,504       124,163     8.35
   Consumer and other loans (1)               307,103       17,623     5.74       206,903        17,853     8.63
                                        -------------   ----------            -----------   -----------
   Total loans                             12,457,718      806,551     6.47    11,764,000       836,612     7.11
   Mortgage-backed securities (2)           6,599,887      377,623     5.72     7,282,666       462,621     6.35
   Other securities (2)(3)                  1,011,280       69,211     6.84     1,519,647       107,315     7.06
   Federal funds sold and
     repurchase agreements                    766,906       12,877     1.68       940,394        32,015     3.40
                                        -------------   ----------            -----------   -----------
  Total interest-earning assets            20,835,791    1,266,262     6.08    21,506,707     1,438,563     6.69
                                                        ----------                          -----------
  Goodwill                                    185,151                             195,191
  Other non-interest-earning assets         1,116,863                             813,033
                                        -------------                         -----------
Total assets                            $  22,137,805                         $22,514,931
                                        -------------                         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
   Savings                              $   2,754,000       29,096     1.06   $ 2,495,532        46,283     1.85
   Money market                             1,876,107       32,512     1.73     1,734,232        65,484     3.78
   NOW and demand deposit                   1,269,866        3,176     0.25     1,075,524         5,097     0.47
   Certificates of deposit                  5,203,610      223,216     4.29     5,223,163       283,125     5.42
                                        -------------   ----------            -----------   -----------
   Total deposits                          11,103,583      288,000     2.59    10,528,451       399,989     3.80
   Borrowed funds                           9,097,198      513,838     5.65    10,014,736       581,616     5.81
                                        -------------   ----------            -----------   -----------
  Total interest-bearing liabilities       20,200,781      801,838     3.97    20,543,187       981,605     4.78
                                                        ----------                          -----------
  Non-interest-bearing liabilities            372,050                             394,302
                                        -------------                         -----------
Total liabilities                          20,572,831                          20,937,489
Stockholders' equity                        1,564,974                           1,577,442
                                        -------------                         -----------
Total liabilities and
  stockholders' equity                  $  22,137,805                         $22,514,931
                                        -------------                         -----------

Net interest income/net
  interest rate spread (4)                              $  464,424     2.11%                 $ 456,958      1.91%
                                                        ----------    ------                 ---------      -----

Net interest-earning assets/
  net interest margin (5)               $     635,010                  2.23%  $   963,520                   2.12%
                                        -------------                ------   -----------                   -----

Ratio of interest-earning assets
  to interest-bearing liabilities                1.03x                               1.05x
                                        -------------                         -----------

                                           FOR THE YEAR ENDED DECEMBER 31,
                                        -----------------------------------

                                                        2000
                                        -----------------------------------
                                                                    AVERAGE
                                            AVERAGE                  YIELD/
(Dollars in Thousands)                      BALANCE      INTEREST     COST
---------------------------------------------------------------------------
ASSETS:
  Interest-earning assets:
   Mortgage loans (1):
     One-to-four family                 $   9,513,843   $  673,707     7.08%
     Multi-family, commercial
        real estate and construction        1,143,120       95,837     8.38
   Consumer and other loans (1)               177,075       18,237    10.30
                                        -------------   ----------
   Total loans                             10,834,038      787,781     7.27
   Mortgage-backed securities (2)           8,805,772      577,808     6.56
   Other securities (2)(3)                  1,878,922      132,426     7.05
   Federal funds sold and
     repurchase agreements                    313,053       19,919     6.36
                                        -------------   ----------
  Total interest-earning assets            21,831,785    1,517,934     6.95
                                                        ----------
  Goodwill                                    214,302
  Other non-interest-earning assets           266,695
                                        -------------
Total assets                            $  22,312,782
                                        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
   Savings                              $   2,529,448       51,112     2.02
   Money market                             1,337,754       71,290     5.33
   NOW and demand deposit                     939,715        5,439     0.58
   Certificates of deposit                  4,968,151      282,260     5.68
                                        -------------   ----------
   Total deposits                           9,775,068      410,101     4.20
   Borrowed funds                          10,824,360      613,252     5.67
                                        -------------   ----------
  Total interest-bearing liabilities       20,599,428    1,023,353     4.97
                                                        ----------
  Non-interest-bearing liabilities            416,950
                                        -------------
Total liabilities                          21,016,378
Stockholders' equity                        1,296,404
                                        -------------
Total liabilities and
  stockholders' equity                  $  22,312,782
                                        -------------

Net interest income/net
  interest rate spread (4)                              $  494,581     1.98%
                                                        ----------    ------

Net interest-earning assets/
  net interest margin (5)               $   1,232,357                  2.27%
                                        -------------                 ------

Ratio of interest-earning assets
  to interest-bearing liabilities                1.06x
                                        --------------

(1) Mortgage and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)  Securities available-for-sale are reported at average amortized cost.

(3)  Other securities include Federal Home Loan Bank of New York stock.

(4) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                         YEAR ENDED DECEMBER 31, 2002                     YEAR ENDED DECEMBER 31, 2001
                                                  COMPARED TO                                      COMPARED TO
                                         YEAR ENDED DECEMBER 31, 2001                      YEAR ENDED DECEMBER 31, 2000
                                    ----------------------------------------        -------------------------------------------
                                             INCREASE (DECREASE)                                INCREASE (DECREASE)
                                    ----------------------------------------        -------------------------------------------
(IN THOUSANDS)                       VOLUME           RATE            NET             VOLUME           RATE               NET
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans:
   One-to-four family               $    572       $ (68,917)      $ (68,345)       $  38,418       $ (17,529)        $  20,889
   Multi-family, commercial
    real estate and construction      46,338          (7,824)         38,514           28,671            (345)           28,326
  Consumer and other loans             6,934          (7,164)           (230)           2,818          (3,202)             (384)
  Mortgage-backed securities         (41,296)        (43,702)        (84,998)         (97,198)        (17,989)         (115,187)
  Other securities                   (34,857)         (3,247)        (38,104)         (25,299)            188           (25,111)
  Federal funds sold and
    repurchase agreements             (5,114)        (14,024)        (19,138)          24,856         (12,760)           12,096
-------------------------------------------------------------------------------------------------------------------------------
Total                                (27,423)       (144,878)       (172,301)         (27,734)        (51,637)          (79,371)
-------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings                              4,342         (21,529)        (17,187)            (664)         (4,165)           (4,829)
  Money market                         4,998         (37,970)        (32,972)          18,001         (23,807)           (5,806)
  NOW and demand deposit                 783          (2,704)         (1,921)             746          (1,088)             (342)
  Certificates of deposit             (1,057)        (58,852)        (59,909)          14,113         (13,248)              865
  Borrowed funds                     (52,113)        (15,665)        (67,778)         (46,571)         14,935           (31,636)
-------------------------------------------------------------------------------------------------------------------------------
Total                                (43,047)       (136,720)       (179,767)         (14,375)        (27,373)          (41,748)
-------------------------------------------------------------------------------------------------------------------------------
Net change in net interest
  income                            $ 15,624       $  (8,158)      $   7,466        $ (13,359)      $ (24,264)        $ (37,623)
-------------------------------------------------------------------------------------------------------------------------------

Interest Income

Interest income for the year ended December 31, 2002 decreased $172.3 million to $1.27 billion, from $1.44 billion for the year ended December 31, 2001. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.08% for the year ended December 31, 2002, from 6.69% for the year ended December 31, 2001, coupled with a decrease of $670.9 million in the average balance of interest-earning assets to $20.84 billion for the year ended December 31, 2002, from $21.51 billion for the year ended December 31, 2001. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on all asset categories. As previously discussed, the reduction in short-term interest rates as well as the declines in medium- and long-term interest rates during 2002, have created a lower interest rate environment during the year ended December 31, 2002 than that which existed during the year ended December 31, 2001. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, resulting from principal repayments, maturities, calls and sales, and decrease in the average balance of federal funds sold and repurchase agreements, partially offset by increases in the average balances of mortgage loans, primarily multi-family, commercial real estate and construction loans, and consumer and other loans. Also contributing to the decrease in the average balance of interest-earning assets was the purchase of an additional $100.0 million of BOLI in the first quarter of

2002. The decrease and shift in the average balances of interest-earning assets reflects our decision over the past several years to limit balance sheet growth and reposition the balance sheet by emphasizing mortgage lending.

Interest income on one-to-four family mortgage loans decreased $68.3 million to $626.3 million for the year ended December 31, 2002, from $694.6 million for the year ended December 31, 2001, which was primarily the result of a decrease in the average yield to 6.21% for the year ended December 31, 2002, from 6.90% for the year ended December 31, 2001, slightly offset by an increase of $8.2 million in the average balance of such loans. The slight increase in the average balance of one-to-four family mortgage loans reflects the strong level of originations and purchases, substantially offset by the extraordinarily high level of repayment activity, due to refinancings, particularly in the second half of the year. Interest income on multi-family, commercial real estate and construction loans increased $38.5 million to $162.7 million for the year ended December 31, 2002, from $124.2 million for the year ended December 31, 2001, which was primarily the result of an increase of $585.3 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.85% for the year ended December 31, 2002, from 8.35% for the year ended December 31, 2001. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the increase in originations of such loans, coupled with the fact that we have not experienced significant repayment activity within this portfolio in part due to the prepayment penalties associated with these loans. The increase in the average balance of total mortgage loans reflects our continued emphasis on the origination of mortgage loans. The decrease in the average yields on mortgage loans reflects the lower interest rate environment during 2002 as compared to 2001 as higher rate loans were repaid and replaced with lower yielding new originations and purchases and ARM loans repriced. Additionally, the yield is also negatively impacted by accelerated loan premium amortization as a result of the increased refinance activity.

Interest income on consumer and other loans decreased $230,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001 resulting from a decrease in the average yield to 5.74% for the year ended December 31, 2002, from 8.63% for the year ended December 31, 2001, partially offset by an increase of $100.2 million in the average balance of this portfolio. The changes in interest income on consumer and other loans are primarily attributable to home equity loans which represent 86.5% of this portfolio at December 31, 2002. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity loans which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate decreased 475 basis points during the year ended December 31, 2001 and 50 basis points during the year ended December 31, 2002 in response to the FOMC rate reductions. The increase in the average balance of consumer and other loans was due to the increase in home equity loans as a result of the strong housing market combined with low interest rates over the past two years.

Interest income on mortgage-backed securities decreased $85.0 million to $377.6 million for the year ended December 31, 2002, from $462.6 million for the year ended December 31, 2001. This decrease was the result of a decrease in the average yield to 5.72% for the year ended December 31, 2002, from 6.35% for the year ended December 31, 2001, coupled with a decrease of $682.8 million in the average balance of the portfolio. Similar to mortgage loans, the decrease in the average yield on mortgage-backed securities reflects the lower interest rate environment during 2002 as higher yielding securities were repaid and replaced with lower yielding purchases and security premium amortization accelerated. The decrease in the average balance of mortgage-backed securities was the result of our strategy of repositioning the balance sheet over the past several years, increased levels of principal repayments due to the lower interest rate environment which has existed since June 2001 and sales of securities during the second half of 2002. Interest income on other securities decreased $38.1 million to $69.2 million for the year ended December 31, 2002, from $107.3 million for the year ended December 31, 2001. This decrease resulted from a decrease of $508.4 million in the average balance of this portfolio, primarily due to higher yielding securities being called throughout 2001 and 2002 as a result of the declining interest rate environment. As a result of the decrease in the balance of higher yielding securities, the average yield decreased to 6.84% for the year ended December 31, 2002, from 7.06% for the year ended December 31, 2001. Interest income on federal funds sold and repurchase agreements decreased $19.1 million as a result of a decrease in the average yield to 1.68% for the year ended December 31, 2002, from 3.40% for the year ended December 31, 2001, coupled with a decrease of $173.5 million in the average balance of the portfolio.

Interest Expense

Interest expense for the year ended December 31, 2002 decreased $179.8 million to $801.8 million, from $981.6 million for the year ended December 31, 2001. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.97% for the year ended December 31, 2002, from 4.78% for the year ended December 31, 2001, coupled with a decrease of $342.4 million in the average balance of interest-bearing liabilities to $20.20 billion for the year ended December 31, 2002, from $20.54 billion for the year ended December 31, 2001. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment, which has prevailed since June 2001, primarily on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, due to the repayment of matured borrowings, partially offset by an increase in deposits, which reflects our decision over the past several years to reposition the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits.

Interest expense on deposits decreased $112.0 million, to $288.0 million for the year ended December 31, 2002, from $400.0 million for the year ended December 31, 2001, reflecting a decrease in the average cost of deposits to 2.59% for the year ended December 31, 2002, from 3.80% for the year ended December 31, 2001, partially offset by an increase of $575.1 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories, primarily on our certificates of deposit and money market accounts, as a result of the lower interest rate environment which has continued into 2002. The increase in the average balance of total deposits was primarily the result of increases in the average balances of savings, NOW and money market accounts, partially offset by a slight decrease in the average balance of certificates of deposit.

Interest expense on certificates of deposit decreased $59.9 million resulting from a decrease in the average cost to 4.29% for the year ended December 31, 2002, from 5.42% for the year ended December 31, 2001, coupled with a $19.6 million decrease in the average balance.

Interest expense on money market accounts decreased $33.0 million reflecting a decrease in the average cost to 1.73% for the year ended December 31, 2002, from 3.78% for the year ended December 31, 2001, partially offset by an increase of $141.9 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 87.07% of the balance at December 31, 2002 in the highest tier (accounts with balances of $50,000 and higher). The yield on the highest tier is priced relative to the discount rate for the three-month U.S. Treasury bill.

Interest expense on savings accounts decreased $17.2 million which was attributable to a decrease in the average cost to 1.06% for the year ended December 31, 2002, from 1.85% for the year ended December 31, 2001, partially offset by an increase of $258.5 million in the average balance. Interest expense on interest-bearing NOW accounts decreased $1.9 million as a result of a decrease in the average cost to 0.25% for the year ended December 31, 2002, from 0.47% for the year ended December 31, 2001, partially offset by an increase of $194.3 million in the average balance. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on deposit generation.

Interest expense on borrowed funds for the year ended December 31, 2002 decreased $67.8 million to $513.8 million, from $581.6 million for year ended December 31, 2001, resulting from a decrease of

$917.5 million in the average balance, coupled with a decrease in the average cost of borrowings to 5.65% for the year ended December 31, 2002, from 5.81% for the year ended December 31, 2001. During the year ended December 31, 2002, $1.90 billion in borrowings with an average rate of 6.81% matured, of which $1.40 billion were repaid and $500.0 million were rolled into short-term borrowings at substantially lower rates. Additionally, we issued $250.0 million of 5.75% senior unsecured notes during the quarter ended December 31, 2002.

Provision for Loan Losses

Provision for loan losses decreased $1.7 million, to $2.3 million for the year ended December 31, 2002 compared to $4.0 million for the year ended December 31, 2001. During the third quarter of 2002, we performed an analysis of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages. Our analysis indicated that our projection of estimated losses inherent in our portfolio exceeded our actual charge-off history during the recent economic downturn. In response to the results of this analysis, we lowered our projections of estimated losses inherent in our portfolio and we adjusted our allowance coverage percentages for our portfolio segments accordingly. As a result of our analysis, no provision for loan losses was recorded for the 2002 fourth quarter. However, the allowance for loan losses increased to $83.5 million at December 31, 2002, from $82.3 million at December 31, 2001. The increase in the allowance for loan losses reflects the increases in our multi-family and commercial real estate mortgage loan portfolios, which generally involve greater credit risk, and therefore have higher allowance coverage percentages, than one-to-four family mortgage loans. Net loan charge-offs totaled $1.0 million for the year ended December 31, 2002 compared to $1.7 million for the year ended December 31, 2001. Non-performing loans decreased $2.6 million to $34.5 million at December 31, 2002, from $37.1 million at December 31, 2001. The allowance for loan losses as a percentage of non-performing loans increased to 242.04% at December 31, 2002, from 221.70% at December 31, 2001 primarily due to the decrease in non-performing loans from December 31, 2001 to December 31, 2002. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the year ended December 31, 2002 increased $17.3 million, to $107.4 million, from $90.1 million for the year ended December 31, 2001. The increase in non-interest income was primarily due to increases in net gain on sales of securities, customer service fees and income from BOLI, partially offset by a decrease in mortgage banking income, net.

Customer service fees increased $8.2 million to $60.2 million for the year ended December 31, 2002, from $52.0 million for the year ended December 31, 2001. The increase in customer service fees was primarily attributable to an increase in the number of NOW and demand deposit accounts, which was primarily due to an integrated checking account promotion initiated in the second quarter of 2002 and continued focus on our retail sales initiatives, including the introduction of our PEAK Process in the first quarter of 2002. Other loan fees increased $832,000 to $7.7 million for the year ended December 31, 2002, from $6.9 million for the year ended December 31, 2001, primarily due to increased mortgage loan refinance activity and production volume in 2002 as compared to 2001.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $9.8 million. We recognized a net loss of $2.3 million for the year ended December 31, 2002, compared to net income of $7.5 million for the year ended December 31, 2001. This decrease was primarily due to increases in the provision for the valuation allowance of MSR and the amortization of MSR, coupled with a decrease in loan servicing fees. These changes were partially offset by an increase in the gain on sales of loans. The valuation allowance adjustments for the impairment of MSR increased $9.5 million to $10.8 million for the year ended December 31, 2002, from $1.3 million for the year ended December 31, 2001. This increase was related to the current and forecasted lower interest rate environment and projected accelerated loan prepayment speeds. Amortization of mortgage servicing rights increased $655,000 to $10.2 million for the year ended December 31, 2002, from $9.6 million for the year ended December 31, 2001. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $3.0 million to $12.1 million for the year ended December 31, 2002, from $15.1 million for the year ended December 31, 2001. This decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others to $2.67 billion at December 31, 2002, from $3.32 billion at December 31, 2001. The decrease in the balance of loans serviced for others was the result of runoff in that portfolio, due to repayments in the lower interest rate environment exceeding the level of new servicing volume from loan sales. Net gain on sales of loans increased $3.3 million to $6.6 million for the year ended December 31, 2002, from $3.3 million for the year ended December 31, 2001. The increase in net gain on sales of loans was primarily due to an increase in the volume of fixed rate loans originated and sold into the secondary market during 2002. The current interest rate environment has resulted in a significant increase in refinance activity and greater demand for fixed rate loans, the majority of which are not retained for our portfolio.

Net gain on sales of securities totaled $10.8 million for the year ended December 31, 2002. During the second half of 2002, we sold mortgage-backed securities with an amortized cost of $438.6 million. These gains were used as a natural hedge to offset MSR valuation allowance adjustments caused by the impairment of MSR discussed previously. There were no sales of securities in 2001.

Income from BOLI increased $4.6 million to $21.4 million for the year ended December 31, 2002, from $16.8 million for the year ended December 31, 2001. As discussed previously, during the first quarter of 2002 we purchased an additional $100.0 million of BOLI. Increases in the cash surrender value of BOLI are recorded as income.

Other non-interest income increased $2.7 million to $9.6 million for the year ended December 31, 2002, from $6.9 million for the year ended December 31, 2001. This increase was primarily due to the receipt of a $3.8 million net insurance settlement regarding the lawsuit entitled Ronnie Weil also known as Ronnie Moore, for Herself and on behalf of All Other Persons Who Obtained Mortgage Loans from The Long Island Savings Bank, FSB during the period January 1, 1983 through December 31, 1992 vs. The Long Island Savings Bank, FSB, et al., or the Weil Litigation, income related to the sale of Prudential Financial, Inc. stock, which was received as a result of the conversion of The Prudential Insurance Company of America from a mutual company to a stock company, and income from an investment in a limited partnership. In 2001, we recognized income related to the dissolution of a trust account previously established for certain former executives.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2002 totaled $198.0 million, an increase of $184,000 from $197.8 million for the year ended December 31, 2001. This increase was primarily due to a $17.0 million increase in general and administrative expense and a $2.2 million prepayment penalty incurred in December 2002 on the prepayment of a $100.0 million reverse repurchase agreement, offset by the elimination of goodwill amortization upon adoption of SFAS No. 142 effective January 1, 2002, which totaled $19.1 million for the year ended December 31, 2001.

General and administrative expense increased $17.0 million to $195.8 million for the year ended December 31, 2002, from $178.8 million for the year ended December 31, 2001. This increase was primarily due to an increase in compensation and benefits expense.

Compensation and benefits expense increased $13.9 million to $106.7 million for the year ended December 31, 2002, from $92.8 million for the year ended December 31, 2001. This increase was attributable to staff additions, primarily in our retail banking network, and normal annual increases in salaries, coupled with an increase in pension and other postretirement benefits expense of $3.4 million and an increase in ESOP expense of $2.4 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase in pension expense is primarily related to the decrease in the value of our pension assets which is a result of the continued decline in the equities markets. The increase in ESOP expense was due to the increase in eligible compensation, coupled with the higher average market value of our common stock during the year ended December 31, 2002 compared to the year ended December 31, 2001.

Other expense increased $2.6 million to $29.2 million for the year ended December 31, 2002, from $26.6 million for the year ended December 31, 2001, primarily due to a decrease in the fair value of our $300.0 million notional amount of interest rate cap agreements. The interest rate caps were purchased in the second half of 2001 as protection against interest rate increases during the next several years as part of management's interest rate risk strategy.

Our percentage of general and administrative expense to average assets was 0.88% for the year ended December 31, 2002, compared to 0.79% for the year ended December 31, 2001. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 34.25% for the year ended December 31, 2002, compared to 32.68% for the year ended December 31, 2001. The increases in these ratios are attributable to the increase in general and administrative expense for the year ended December 31, 2002 compared to the year ended December 31, 2001.

Income Tax Expense

For the year ended December 31, 2002, income tax expense was $123.1 million, representing an effective tax rate of 33.1%, compared to $120.0 million, representing an effective tax rate of 34.8%, for the year ended December 31, 2001. The reduction in the effective tax rate for the year ended December 31, 2002 was primarily due to the adoption of SFAS No. 142, which eliminated the amortization of goodwill which was not deductible for tax purposes.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

FINANCIAL CONDITION

Total assets increased $330.9 million to $22.67 billion at December 31, 2001, from $22.34 billion at December 31, 2000. We continued our strategy of repositioning the balance sheet through increases in deposits and loans and decreases in securities and borrowings, while limiting asset growth. Mortgage loans increased $685.0 million to $11.92 billion at December 31, 2001, from $11.24 billion at December 31, 2000. Gross mortgage loans originated and purchased during the year ended December 31, 2001 totaled $4.15 billion, excluding originations of loans held-for-sale totaling $405.7 million, of which $2.72 billion were originations and $1.43 billion were purchases. This compares to $1.77 billion of originations and $836.1 million of purchases for a total of $2.60 billion, excluding originations of loans held-for-sale totaling $125.7 million, during the year ended December 31, 2000. The increase in mortgage loan originations and purchases was primarily a result of the general decrease in market interest rates, which has increased the level of mortgage refinance activity. This increase was partially offset by an increase in mortgage loan repayments to $3.46 billion for the year ended December 31, 2001, from $1.48 billion for the year ended December 31, 2000, which was also primarily a result of the decrease in market interest rates.

Our mortgage loan portfolio, as well as our originations and purchases, consisted primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represented 83.6% of our total loan portfolio at December 31, 2001, increased $254.7 million to $10.11 billion at December 31, 2001, from $9.85 billion at December 31, 2000. Our multi-family mortgage loans increased $292.4 million to $1.09 billion at December 31, 2001, from $801.9 million at December 31, 2000. Our commercial real estate loans increased $118.1 million to $598.3 million at December 31, 2001, from $480.2 million at December 31, 2000.

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

In addition to the changes noted above in the mortgage-backed securities and mortgage loan portfolios, other securities decreased $601.6 million to $939.1 million at December 31, 2001, from $1.54 billion at December 31, 2000, primarily due to $695.5 million in securities which were called or matured, partially offset by a decrease in the net unrealized loss on securities available-for-sale of $36.2 million, the net accretion of discounts of $55.7 million, and purchases of other securities totaling $2.0 million for the year ended December 31, 2001. Federal funds sold and repurchase agreements increased $1.14 billion to $1.31 billion at December 31, 2001, from $171.5 million at December 31, 2000. Increased loan and security repayments provided additional liquidity at December 31, 2001, which was used, in part, to both help fund our approximately $2.2 billion mortgage application pipeline at December 31, 2001 and to help repay a portion of borrowings which matured primarily during the first quarter of 2002.

BOLI decreased $8.8 million to $242.8 million at December 31, 2001, from $251.6 million at December 31, 2000 primarily due to insurance proceeds received which are recorded as a reduction of the cash surrender value. Other assets decreased $97.3 million to $112.7 million at December 31, 2001, from $210.0 million at December 31, 2000 primarily due to the decrease in the net deferred tax asset which was directly related to a decrease in the net unrealized loss on securities available-for-sale.

Consistent with our strategy of repositioning the balance sheet, we also continued shifting our liability emphasis from borrowings to deposits, particularly lower costing core deposits. Deposits increased $832.0 million to $10.90 billion at December 31, 2001, from $10.07 billion at December 31, 2000. The increase in deposits was primarily due to an increase of $821.4 million in core deposits to $5.74 billion at December 31, 2001, from $4.92 billion at December 31, 2000 which was attributable to our continued emphasis on deposit generation through competitive rates and product offerings. Reverse repurchase agreements decreased $400.0 million to $7.39 billion at December 31, 2001, from $7.79 billion at December 31, 2000. Federal Home Loan Bank of New York advances totaled $1.91 billion at December 31, 2001 and 2000. Other borrowings, net, decreased $102.6 million to $522.8 million at December 31, 2001, from $625.4 million at December 31, 2000. The decrease in borrowings is a result of the repayment of various borrowings which either matured or were called during the year ended December 31, 2001, partially offset by our issuance of $100.0 million of senior unsecured notes.

Stockholders' equity increased to $1.54 billion at December 31, 2001, from $1.51 billion at December 31, 2000. The increase in stockholders' equity was the result of net income of $222.9 million, other comprehensive income, net of tax, of $119.1 million, the effect of stock options exercised and related tax benefit of $29.9 million, and the amortization of the allocated portion of shares held by the ESOP of $8.0 million. These increases were partially offset by repurchases of our common stock of $289.1 million and dividends declared of $61.3 million.

RESULTS OF OPERATIONS

General

Net income for the year ended December 31, 2001 increased $6.4 million to $222.9 million, from $216.5 million for the year ended December 31, 2000. For the year ended December 31, 2001, diluted earnings per common share increased to $2.35 per share, as compared to $2.16 per share for the year ended December 31, 2000. Return on average assets increased to 0.99% for the year ended December 31, 2001, from 0.97% for the year ended December 31, 2000. Return on average stockholders' equity decreased to 14.13% for the year ended December 31, 2001, from 16.70% for the year ended December 31, 2000. Return on average tangible stockholders' equity decreased to 16.12% for the year ended December 31, 2001, from 20.01% for the year ended December 31, 2000. The decreases in the returns on stockholders' equity for the year ended December 31, 2001 were the result of a higher level of average stockholders' equity. The increase in average stockholders' equity was primarily due to the decrease in the net unrealized loss on securities available-for-sale, net of taxes.

The results of operations for the year ended December 31, 2001 include a $2.3 million, after tax, charge for the cumulative effect of accounting change related to the adoption of SFAS No. 133 and SFAS No. 138, effective January 1, 2001. See Note 1 and Note 11 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data," for further discussion of the impact of the implementation of SFAS No. 133 and SFAS No. 138. The results of operations for the year ended December 31, 2000 include a $2.5 million, after tax, net gain on the disposition of banking offices and a $3.4 million, after tax, charge for an executive severance payment.

Net Interest Income

For the year ended December 31, 2001, net interest income decreased $37.6 million to $457.0 million, from $494.6 million for the year ended December 31, 2000. This decrease was a result of the decrease in the net interest rate spread to 1.91% for the year ended December 31, 2001, from 1.98% for the year ended December 31, 2000. The change in the net interest rate spread was a result of a decrease in the average yield on interest-earning assets to 6.69% for the year ended December 31, 2001, from 6.95% for the year ended December 31, 2000, partially offset by a decrease in the average cost of interest-bearing liabilities to 4.78% for the year ended December 31, 2001, from 4.97% for the year ended December 31, 2000. The average balance of net interest-earning assets decreased $268.8 million to $963.5 million at December 31, 2001, from $1.23 billion at December 31, 2000. The decrease in the average balance of net interest-earning assets was the result of a decrease of $325.1 million in the average balance of total interest-earning assets to $21.51 billion for the year ended December 31, 2001, from $21.83 billion for the year ended December 31, 2000, partially offset by a decrease of $56.2 million in the average balance of total interest-bearing liabilities to $20.54 billion for the year ended December 31, 2001, from $20.60 billion for the year ended December 31, 2000. During the fourth quarter of 2000, we implemented a BOLI program which decreased interest-earning assets by approximately $250.0 million. The net interest margin was 2.12% for the year ended December 31, 2001 and 2.27% for the year ended December 31, 2000.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Interest Income

Interest income for the year ended December 31, 2001 decreased $79.4 million to $1.44 billion, from $1.52 billion for the year ended December 31, 2000. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.69% for the year ended December 31, 2001, from 6.95% for the year ended December 31, 2000, coupled with a decrease of $325.1 million in the average balance of interest-earning assets to $21.51 billion for the year ended December 31, 2001, from $21.83 billion for the year ended December 31, 2000. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on primarily all asset categories which reflects the declining interest rate environment we experienced in 2001. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, resulting from principal repayments, maturities and calls, partially offset by increases in the average balances of mortgage loans and federal funds sold and repurchase agreements. Additionally, we implemented a BOLI program in the fourth quarter of 2000 which decreased interest-earning assets by approximately $250.0 million. The decrease and shift in the average balance of interest-earning assets reflects our decision to limit balance sheet growth while continuing to emphasize one-to-four family mortgage lending. As previously discussed, the FOMC rate reductions during 2001, which totaled 475 basis points, created a significantly different interest rate environment during 2001 than that which existed at December 31, 2000. Despite strong loan originations, our cash flows from operations, loan and security repayments and deposit growth exceeded loan originations and other investment purchases, resulting in the significant increase in the average balance of federal funds sold and repurchase agreements for the year ended December 31, 2001.

Interest income on one-to-four family mortgage loans increased $20.9 million to $694.6 million for the year ended December 31, 2001, from $673.7 million for the year ended December 31, 2000, which was primarily the result of a $555.8 million increase in the average balance of such loans, partially offset by a decrease in the average yield to 6.90% for the year ended December 31, 2001, from 7.08% for the year ended December 31, 2000. Interest income on multi-family, commercial real estate and construction loans increased $28.4 million to $124.2 million for the year ended December 31, 2001, from $95.8 million for the year ended December 31, 2000, which was primarily the result of a $344.4 million increase in the average balance of this portfolio, slightly offset by a decrease in the average yield to 8.35% for the year ended December 31, 2001, from 8.38% for the year ended December 31, 2000. The increase in the average balance of mortgage loans reflects our continued emphasis on the origination of mortgage loans, primarily one-to-four family. The decrease in the average yields reflects the decline in interest rates during 2001.

Interest income on consumer and other loans decreased $384,000 resulting from a decrease in the average yield to 8.63% for the year ended December 31, 2001, from 10.30% for the year ended December 31, 2000, partially offset by an increase of $29.8 million in the average balance of this portfolio. The decrease in the average yield on consumer and other loans was primarily a result of the decrease in the average yield on our home equity loans which represented 78.2% of our consumer and other loan portfolio at December 31, 2001. Home equity loans are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate decreased 475 basis points during the year ended December 31, 2001 in response to the FOMC rate reductions discussed previously.

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

Interest Expense

Interest expense for the year ended December 31, 2001 decreased $41.7 million to $981.6 million, from $1.02 billion for the year ended December 31, 2000. This decrease was the result of a decrease in the average cost of interest-bearing liabilities to 4.78% for the year ended December 31, 2001, from 4.97% for the year ended December 31, 2000, coupled with a decrease of $56.2 million in the average balance of interest-bearing liabilities. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment that prevailed during 2001 on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, partially offset by an increase in deposits, which is consistent with our strategy of repositioning our balance sheet.

Interest expense on deposits decreased $10.1 million, to $400.0 million for the year ended December 31, 2001, from $410.1 million for the year ended December 31, 2000, reflecting a decrease in the average cost of deposits to 3.80% for the year ended December 31, 2001, from 4.20% for the year ended December 31, 2000, partially offset by an increase of $753.4 million in the average balance of total deposits. The decrease in the average cost and the increase in the average balance of total deposits were primarily driven by decreases in rates, as a result of the lower interest rate environment in 2001, and increases in the average balance of money market and certificate of deposit accounts.

Interest expense on money market accounts decreased $5.8 million reflecting a decrease in the average cost to 3.78% for the year ended December 31, 2001, from 5.33% for the year ended December 31, 2000, partially offset by an increase of $396.5 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 90.73% of the balance at December 31, 2001 in the highest tier. The decrease in the average cost of these deposits reflected the decline in market interest rates during 2001.

Interest expense on certificates of deposit increased $865,000 resulting from an increase of $255.0 million in the average balance, substantially offset by a decrease in the average cost to 5.42% for the year ended December 31, 2001, from 5.68% for the year ended December 31, 2000. The decrease in the average cost of certificates of deposit was due to the effect of the lower interest rate environment in 2001. The increase in the average balance of certificates of deposit reflects our commitment to offer competitive rates to our customers, as well as our strategy to shift our liability mix. Interest expense on savings accounts decreased $4.8 million which was attributable to a decrease in the average cost to 1.85% for the year ended December 31, 2001, from 2.02% for the year ended December 31, 2000, coupled with a decrease of $33.9 million in the average balance. Interest expense on interest-bearing NOW accounts decreased $342,000 as a result of a decrease in the average cost to 0.47% for the year ended December 31, 2001, from 0.58% for the year ended December 31, 2000, partially offset by an increase of $135.8 million in the average balance of NOW and demand deposit accounts.

Interest expense on borrowed funds for the year ended December 31, 2001 decreased $31.7 million to $581.6 million, from $613.3 million for year ended December 31, 2000, resulting from a decrease of $809.6 million in the average balance, partially offset by an increase in the average cost of borrowings to 5.81% for the year ended December 31, 2001, from 5.67% for the year ended December 31, 2000. The rising interest rate environment which prevailed throughout most of 2000 resulted in most of our borrowings being called upon reaching their call dates during the year ended December 31, 2000. While a portion of the called borrowings were repaid, the remainder of the called borrowings were rolled over into short- and medium-term borrowings without call features and at higher rates, thereby increasing the overall cost of our borrowings in 2001.

Provision for Loan Losses

Provision for loan losses totaled $4.0 million for the years ended December 31, 2001 and 2000. The allowance for loan losses increased to $82.3 million at December 31, 2001, from $79.9 million at December 31, 2000. The provision for loan losses for 2001 and the resultant increase in the allowance for loan losses reflected the overall increase in our loan portfolio, particularly increases in our multi-family and commercial real estate portfolios which generally involve greater credit risk than one-to-four family mortgage loans and, as a result, require a larger reserve percentage. Net loan charge-offs totaled $1.7 million for the year ended December 31, 2001 compared to $661,000 for the year ended December 31, 2000. Non-performing loans increased $929,000 to $37.1 million at December 31, 2001, from $36.2 million at December 31, 2000. The allowance for loan losses as a percentage of non-performing loans increased slightly to 221.70% at December 31, 2001, from 220.88% at December 31, 2000. The allowance for loan losses as a percentage of total loans decreased to 0.68% at December 31, 2001, from 0.70% at December 31, 2000, primarily due to the increase of $745.0 million in total loans from December 31, 2000 to December 31, 2001. For further discussion of non-performing loans and allowance for loan losses, see "Asset Quality."

Non-Interest Income

Non-interest income for the year ended December 31, 2001 increased $20.9 million, or 30.1%, to $90.1 million, from $69.2 million for the year ended December 31, 2000. Included in non-interest income for the year ended December 31, 2000 is a $4.0 million net gain on the disposition of banking offices. The increase in non-interest income is primarily due to an increase in income from BOLI and customer service fees.

Income from BOLI, which was purchased in November of 2000, was $16.8 million for the year ended December 31, 2001, reflecting a full year's impact of this purchase, compared to $1.6 million for the year ended December 31, 2000.

Customer service fees increased $8.4 million to $52.0 million for the year ended December 31, 2001, from $43.6 million for the year ended December 31, 2000. The increase in customer service fees was primarily attributable to an increase in the number of NOW and demand deposit accounts, an increase in customer service fees which became effective during the first quarter of 2001, and continued focus on our sales initiatives. Other loan fees increased $1.7 million to $6.9 million for the year ended December 31, 2001, from $5.2 million for the year ended December 31, 2000, primarily due to increased mortgage loan refinance activity and production volume in 2001 as compared to 2000.

Mortgage banking income, net, decreased $2.0 million to $7.5 million for the year ended December 31, 2001, from $9.5 million for the year ended December 31, 2000. This decrease was primarily due to a decrease in loan servicing fees coupled with an increase in the amortization of MSR, partially offset by an increase in the gain on sales of loans and a decrease in the provision for valuation allowance on MSR. Loan servicing fees, decreased $2.0 million to $15.1 million for the year ended December 31, 2001, from $17.1 million for the year ended December 31, 2000. This decrease was the result of a decrease in the balance of loans serviced for others to $3.32 billion at December 31, 2001, from $3.93 billion at December 31, 2000. The decrease in the balance of loans serviced for others was the result of a runoff in that portfolio due to repayments exceeding the level of new servicing volume from loan sales. Amortization of MSR increased $2.9 million to $9.5 million for the year ended December 31, 2001, from $6.6 million for the year ended December 31, 2000. This increase is due to increased prepayments and refinance activity experienced in 2001 as compared to 2000. The valuation allowance adjustments for the impairment of MSR decreased $600,000 to $1.3 million for the year ended December 31, 2001, from $1.9 million for the year ended December 31, 2000, resulting from a decrease in the balance of mortgage servicing assets from December 31, 2000 to December 31, 2001. Net gain on sales of loans increased $2.4 million to $3.3 million for the year ended December 31, 2001, from $866,000 for the year ended December 31, 2000. This increase was primarily due to an increase in the volume of fixed rate loans originated and sold into the secondary market in 2001 as compared to 2000. The interest rate environment in 2001 resulted in a significant increase in refinance activity and a greater demand for fixed rate loans, the majority of which are not retained for our portfolio.

Other non-interest income increased $1.5 million to $6.9 million for the year ended December 31, 2001, from $5.4 million for the year ended December 31, 2000. This increase was primarily due to income recognized in 2001 related to the dissolution of a trust account previously established for certain former executives.

Net gain on disposition of banking offices totaled $4.0 million for the year ended December 31, 2000. We recorded a net gain of $2.8 million during the second quarter of 2000 related to the sale of the former LIB headquarters and a net gain of $1.2 million during the first quarter of 2000 related to the sale of a former Long Island Savings Bank banking office.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2001 was $197.8 million, a decrease of $11.3 million from $209.1 million for the year ended December 31, 2000. Included in non-interest expense for the year ended December 31, 2000 is a $5.4 million charge for a severance payment made upon the resignation of one of our executive officers in the fourth quarter of 2000.

General and administrative expense decreased $11.2 million to $178.8 million for the year ended December 31, 2001, from $190.0 million for the year ended December 31, 2000, including the previously mentioned $5.4 million severance payment. General and administrative expense decreased primarily due to decreases in other expense and advertising expense, partially offset by an increase in compensation and benefits expense.

Other expense decreased $14.4 million to $26.6 million for the year ended December 31, 2001, from $41.0 million for the year ended December 31, 2000. This decrease relates primarily to a decrease of $6.4 million in goodwill litigation expense to $2.2 million for the year ended December 31, 2001, from $8.6 million for the year ended December 2000, reflecting the completion of fact-based discovery regarding our claims. Additionally, we recorded a $3.0 million charge to legal expense during the year ended December 31, 2000 related to the previously disclosed Weil Litigation.

Advertising expense decreased $3.3 million to $4.9 million for the year ended December 31, 2001, from $8.2 million for the year ended December 31, 2000. During 2001, we significantly reduced print advertising and focused our resources on the continued development of our sales and service efforts.

Compensation and benefits expense increased $5.1 million to $92.8 million for the year ended December 31, 2001, from $87.7 million for the year ended December 31, 2000, including the $5.4 million severance payment in 2000. The increase was primarily attributable to normal annual increases in salaries, an increase in our incentive compensation program and an increase in net employee benefit plan expense. Also included in this increase was a $3.0 million increase in ESOP expense for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase in ESOP expense was primarily due to the effect of the higher average market value of our common stock during 2001 compared to 2000, as well as an increase in the cash contribution paid to participant accounts in 2001.

Our percentage of general and administrative expense to average assets was 0.79% for the year ended December 31, 2001, compared to 0.85% for the year ended December 31, 2000. The efficiency ratio was 32.68% for the year ended December 31, 2001, compared to 33.71% for the year ended December 31, 2000.

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

ASSET QUALITY

Our non-performing assets continue to remain at very low levels in relation to both the size of our loan portfolio and relative to our peers. Non-performing assets decreased $4.5 million to $35.6 million at December 31, 2002, from $40.1 million at December 31, 2001. The ratio of non-performing loans to total loans decreased to 0.29% at December 31, 2002, from 0.31% at December 31, 2001. The ratio of non-performing assets to total assets decreased to 0.16% at December 31, 2002, from 0.18% at December 31, 2001. See Item 1, "Business" for further discussion of our asset quality.

Non-Performing Assets

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, we had approximately $1.5 million of potential problem loans at December 31, 2002 compared to $3.2 million at December 31, 2001. Such loans are 60-89 days delinquent as shown on page 57.

                                                                             AT DECEMBER 31,
                                                     -----------------------------------------------------------
(Dollars in Thousands)                                  2002         2001         2000         1999       1998
----------------------------------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)            $ 31,997      $34,848      $34,332      $48,830    $100,302
Non-accrual delinquent consumer and other loans         1,485          991          903        1,626       5,995
Mortgage loans delinquent 90 days or more and
     still accruing interest (2)                        1,035        1,277          952        2,913       4,776
----------------------------------------------------------------------------------------------------------------
        Total non-performing loans                     34,517       37,116       36,187       53,369     111,073
----------------------------------------------------------------------------------------------------------------
Real estate owned, net (3)                              1,091        2,987        3,801        5,080       6,071
Investment in real estate, net (4)                          -            -            -            -       3,266
----------------------------------------------------------------------------------------------------------------
        Total real estate owned and investment in
          real estate, net                              1,091        2,987        3,801        5,080       9,337
----------------------------------------------------------------------------------------------------------------
        Total non-performing assets                  $ 35,608      $40,103      $39,988      $58,449    $120,410
----------------------------------------------------------------------------------------------------------------

Non-performing loans to total loans                      0.29%        0.31%        0.32%        0.52%       1.26%
Non-performing loans to total assets                     0.16         0.16         0.16         0.24        0.54
Non-performing assets to total assets                    0.16         0.18         0.18         0.26        0.58

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

   If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.3 million for each of the years ended December 31, 2002 and 2001 and $2.9 million for the year ended December 31, 2000. This compares to actual payments recorded as interest income, with respect to such loans, of $1.6 million for the year ended December 31, 2002, $1.8 million for the year ended December 31, 2001 and $1.6 million for the year ended December 31, 2000.

   Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $5.0 million at December 31, 2002, $5.4 million at December 31, 2001, $5.2 million at December 31, 2000, $6.7 million at December 31, 1999 and $6.9 million at December 31, 1998.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2002, 2001 and 2000.

                                                PRINCIPAL BALANCE OF LOANS PAST DUE
                                         -------------------------------------------------
                                             60-89 DAYS                90 DAYS OR MORE
                                         -------------------        ----------------------
                                          NUMBER                      NUMBER
(Dollar in Thousands)                     OF LOANS    AMOUNT          OF LOANS    AMOUNT
------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002:
   One-to-four family                        12    $     417            185     $   30,130
   Multi-family                               1          192              6          2,114
   Commercial real estate                     2          324              1            788
   Consumer and other loans                  85          571            131          1,485
------------------------------------------------------------------------------------------
   Total delinquent loans                   100    $   1,504            323     $   34,517
------------------------------------------------------------------------------------------
   Delinquent loans to total loans                      0.01%                         0.29%

AT DECEMBER 31, 2001:
   One-to-four family                        20    $   1,269            222     $   31,991
   Multi-family                               1           84              5          1,860
   Commercial real estate                     5        1,395              4          1,752
   Construction                               -            -              1            522
   Consumer and other loans                 102          491            104            991
------------------------------------------------------------------------------------------
   Total delinquent loans                   128    $   3,239            336     $   37,116
------------------------------------------------------------------------------------------
   Delinquent loans to total loans                      0.03%                         0.31%

AT DECEMBER 31, 2000:
   One-to-four family                        31    $   1,459            284     $   32,529
   Multi-family                               -            -              2            990
   Commercial real estate                     2          791              2          1,535
   Construction                               -            -              1            230
   Consumer and other loans                 125          728             99            903
------------------------------------------------------------------------------------------
   Total delinquent loans                   158    $   2,978            388     $   36,187
------------------------------------------------------------------------------------------
   Delinquent loans to total loans                      0.03%                         0.32%

Classified Assets

The following table sets forth the carrying value of our assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at December 31, 2002. There were no assets classified as loss at December 31, 2002.

                                      SPECIAL MENTION               SUBSTANDARD            DOUBTFUL
                                    ------------------          ------------------   --------------------
                                    NUMBER                     NUMBER                 NUMBER
(Dollars in Thousands)             OF LOANS    AMOUNT         OF LOANS     AMOUNT    OF LOANS   AMOUNT
---------------------------------------------------------------------------------------------------------
Loans:
   One-to-four family                  -      $      -           182     $  29,627        4    $      305
   Multi-family                        2         1,440            17         4,394        -             -
   Commercial real estate              3         4,479             8         7,150        -             -
   Construction                        1           700             -             -        -             -
   Consumer and other loans            2            91           131         1,485        -             -
---------------------------------------------------------------------------------------------------------
Total loans                            8         6,710           338        42,656        4           305
---------------------------------------------------------------------------------------------------------
Real estate owned:
   One-to-four family                  -             -            12         1,095        -             -
---------------------------------------------------------------------------------------------------------
Total classified assets                8      $  6,710           350     $  43,751        4    $      305
---------------------------------------------------------------------------------------------------------

Allowance for Losses

The following table sets forth our allowance for losses on loans, REO and investments in real estate at the dates indicated.

                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------
(Dollars in Thousands)                                     2002         2001         2000         1999         1998
---------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of year                             $ 82,285     $ 79,931     $ 76,578     $ 74,403     $ 73,920
   Provision charged to operations                          2,307        4,028        4,014        4,119       15,380
   Charge-offs:
       One-to-four family                                    (325)        (506)        (963)      (1,554)     (13,039)
       Multi-family                                           (83)          (3)          (8)         (12)        (769)
       Commercial real estate                                (268)        (464)           -         (686)      (1,528)
       Construction                                          (281)           -            -         (159)           -
       Consumer and other loans                            (1,251)      (1,554)      (1,678)      (4,298)      (3,824)
---------------------------------------------------------------------------------------------------------------------
   Total charge-offs                                       (2,208)      (2,527)      (2,649)      (6,709)     (19,160)
---------------------------------------------------------------------------------------------------------------------
   Recoveries:
       One-to-four family                                     241          263          802        1,540        1,616
       Multi-family                                            83            -          136          270          516
       Commercial real estate                                 291            -          496        1,591            -
       Construction                                             -            9           79            -        1,788
       Consumer and other loans                               547          581          475        1,364          489
---------------------------------------------------------------------------------------------------------------------
   Total recoveries                                         1,162          853        1,988        4,765        4,409
---------------------------------------------------------------------------------------------------------------------
   Net charge-offs                                         (1,046)      (1,674)        (661)      (1,944)     (14,751)
   Adjustment to conform fiscal year of Long Island
     Bancorp, Inc. to Astoria Financial Corporation             -            -            -            -         (146)
---------------------------------------------------------------------------------------------------------------------
Balance at end of year                                   $ 83,546     $ 82,285     $ 79,931     $ 76,578     $ 74,403
---------------------------------------------------------------------------------------------------------------------

Net charge-offs during the year to average
    loans outstanding during the year                        0.01%        0.01%        0.01%        0.02%        0.17%
Allowance for loan losses to total loans
    at end of year                                           0.69         0.68         0.70         0.74         0.84
Allowance for loan losses to non-performing
    loans at end of year                                   242.04       221.70       220.88       143.49        66.99

ALLOWANCE FOR LOSSES ON REO
   AND INVESTMENTS IN REAL ESTATE:
Balance at beginning of year                               $    -     $      3     $    171     $    689     $  1,493
    Provision (recovery) recorded to operations                 4          (64)        (109)         (38)       1,108
   Charge-offs                                                  -          (17)        (113)        (587)      (2,835)
   Recoveries                                                   -           78           54          107          241
   Adjustment to conform fiscal year of Long Island
     Bancorp, Inc. to Astoria Financial Corporation             -            -            -            -          682
---------------------------------------------------------------------------------------------------------------------
Balance at end of year                                   $      4     $      -     $      3     $    171     $    689
---------------------------------------------------------------------------------------------------------------------

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

                                                                    AT DECEMBER 31,
                                 -------------------------------------------------------------------------------------
                                              2002                          2001                        2000
                                 -------------------------------------------------------------------------------------
                                                  % OF LOANS                   %OF LOANS                   % OF LOANS
                                                      TO                           TO                          TO
(Dollars in Thousands)               AMOUNT       TOTAL LOANS      AMOUNT      TOTAL LOANS       AMOUNT    TOTAL LOANS
----------------------------------------------------------------------------------------------------------------------
One-to-four family               $    45,485         76.86%     $    49,122         83.59%      $ 49,826      86.79%
Multi-family                          12,449         13.35            8,612          9.05          6,721       7.07
Commercial real estate                10,099          6.21            8,529          4.95          7,771       4.23
Construction                             786          0.47            1,329          0.42            573       0.30
Consumer and other loans              14,727          3.11           14,693          1.99         15,040       1.61
-------------------------------------------------------------------------------------------------------------------
Total allowance for loan losses  $    83,546        100.00%     $    82,285        100.00%      $ 79,931     100.00%
===================================================================================================================

                                                      AT DECEMBER 31,
                                 -----------------------------------------------------
                                           1999                        1998
                                 -----------------------------------------------------
                                               % OF LOANS                   % OF LOANS
                                                   TO                          TO
(Dollars in Thousands)             AMOUNT      TOTAL LOANS      AMOUNT     TOTAL LOANS
--------------------------------------------------------------------------------------
One-to-four family               $  44,556        88.07%     $    42,084      87.12%
Multi-family                         5,086         6.02            3,426       5.16
Commercial real estate               8,440         3.89            8,004       4.72
Construction                         2,325         0.34            2,533       0.43
Consumer and other loans            16,171         1.68           18,356       2.57
-----------------------------------------------------------------------------------
Total allowance for loan losses  $  76,578       100.00%     $    74,403     100.00%
-----------------------------------------------------------------------------------

IMPACT OF NEW AND PROPOSED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 during the year ended December 31, 2002 did not have a material impact on our financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142. In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions, such as depositor- and borrower-relationship intangible assets and credit card holder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of SFAS No. 147 related to the purchase method of accounting are effective for acquisitions occurring on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN No. 45, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of the disclosure provisions of FIN No. 45 did not have an impact on our financial condition or results of operations. The adoption of the recognition and measurement provisions of FIN No. 45 are not expected to have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of the disclosures provisions of SFAS No. 148 did not have an impact on our financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the primary component of our market risk is IRR. Net interest income is the primary component of our net income. Net interest income is the difference between the interest earned on our loans, securities and other interest-earning assets and the interest expense incurred on our deposits and borrowings. The yields, costs, and volumes of loans, securities, deposits and borrowings, are directly affected by the levels of and changes in market interest rates. Additionally, changes in interest rates also affect the related cash flows of our assets and liabilities as the option to prepay assets or withdraw liabilities remains with our customers, in most cases without penalty. The objective of our

IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our growth and/or earnings objectives, while maintaining specified minimum capital levels as required by the OTS, in the case of Astoria Federal, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and Net Interest Income Sensitivity, or NII Sensitivity, analysis. Additional IRR modeling is done by Astoria Federal in conformity with OTS requirements. In conjunction with performing these analyses we also consider related factors including, but not limited to, our overall credit profile, non-interest income and non-interest expense. We do not enter into financial transactions or hold financial instruments for trading purposes.

GAP ANALYSIS

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 62, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.

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

The Gap Table includes $5.39 billion of callable borrowings classified according to their maturity dates, primarily in the one to three years category and the more than five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $397.6 million classified according to their call dates, of which $296.6 million are callable within one year and at various times thereafter. As indicated in the Gap Table, our one-year cumulative gap was 18.15%. This compares to a one-year cumulative gap of negative 0.34% at December 31, 2001, as previously reported. The increase in our one-year cumulative gap is primarily attributable to a significant increase in mortgage loan and mortgage-backed securities repayment assumptions, which reflect the significant increase in refinance activity we have experienced in the second half of 2002, coupled with the classification of callable securities according to their call dates, which is consistent with our actual experience with these types of securities during 2002. Our one-year cumulative gap at December 31, 2001 would have been 2.84% if callable securities had been classified according to their call dates. If interest rates begin rising and repayments slow, the anticipated maturities of our mortgage loans and mortgage-backed securities would extend and our one-year cumulative gap should become less positive.

                                                                        AT DECEMBER 31, 2002
                                               ---------------------------------------------------------------------
                                                              MORE THAN     MORE THAN
                                                              ONE YEAR     THREE YEARS
                                                 ONE YEAR        TO            TO         MORE THAN
(Dollars in Thousands)                           OR LESS     THREE YEARS    FIVE YEARS    FIVE YEARS       TOTAL
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                          $ 4,395,406   $ 2,791,471   $ 2,912,579   $ 1,539,079    $ 11,638,535
   Consumer and other loans (1)                    345,836        26,862             -             -         372,698
   Federal funds sold and
     repurchase agreements                         510,252             -             -             -         510,252
   Mortgage-backed and other
     securities available-for-sale and
         FHLB stock                              2,121,454       306,615       350,879       261,183       3,040,131
   Mortgage-backed and other securities
     held-to-maturity                            2,847,051       921,217       524,714       694,099       4,987,081
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   10,219,999     4,046,165     3,788,172     2,494,361      20,548,697
Net unamortized purchase premiums
   and deferred costs (2)                           61,040        27,905        24,197        17,314         130,456
--------------------------------------------------------------------------------------------------------------------
Net interest-earning assets                     10,281,039     4,074,070     3,812,369     2,511,675      20,679,153
--------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                         155,906       311,812       311,812     2,052,761       2,832,291
   Money market                                  1,515,565        19,262        19,262       144,463       1,698,552
   NOW and demand deposits                          37,735        75,474        75,474     1,194,632       1,383,315
   Certificates of deposit                       2,434,274     1,747,489       898,424        72,851       5,153,038
   Borrowed funds                                2,199,276     3,903,552       192,552     2,525,800       8,821,180
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               6,342,756     6,057,589     1,497,524     5,990,507      19,888,376
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                         3,938,283    (1,983,519)    2,314,845    (3,478,832)   $    790,777
====================================================================================================================
Cumulative interest sensitivity gap            $ 3,938,283   $ 1,954,764   $ 4,269,609   $   790,777
====================================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets               18.15%         9.01%        19.68%         3.64%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                     162.09%       115.76%       130.72%       103.98%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2003 would increase by approximately 1.10% from the base projection. At December 31, 2001, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have increased by approximately 0.85% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2003 would decrease by approximately 1.09% from the base projection. At December 31, 2001, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2002 would have decreased by approximately 0.10% from the base projection.

During the prevailing interest rate environment of the past two years, which has been characterized by significant declines in market interest rates, we have experienced very high levels of loan and mortgage-backed securities prepayments. During the second half of 2002, market interest rates continued to decline, resulting in a further acceleration of loan and mortgage-backed securities prepayments. Although we have continued to reprice our interest-bearing liabilities during this time, we have not been able to do so to the same degree as our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, if market interest rates remain at their present levels for a prolonged period of time or decline further, the cash flows from continued high levels of prepayments would be reinvested at lower yields while our cost of funds would decline at a slower pace, resulting in an adverse impact on our results of operations.

Various shortcomings are inherent in both the Gap Table and NII Sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate change over specified periods of time. Accordingly, although our NII Sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include, but are not limited to, BOLI, MSR, defined benefit pension costs and the mark to market adjustments on certain derivative instruments.

For information regarding our credit risk, see "Asset Quality," in Item 7, "MD&A."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see index on page 70.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION

Information regarding directors and executive officers who are not directors of the Registrant is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be dated April 8, 2003, for our Annual Meeting of Shareholders to be held on May 21, 2003, which will be filed with the SEC within 120 days from December 31, 2002, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table," "Fiscal Year End Option/SAR Values," "Pension Plans," "Director Compensation," "Employment Agreements," "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be dated April 8, 2003 for our Annual Meeting of Shareholders to be held on May 21, 2003, which will be filed with the SEC within 120 days from December 31, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and information relating to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance is included in our definitive Proxy Statement to be dated April 8, 2003 for our Annual Meeting of Shareholders to be held on May 21, 2003, which will be filed with the SEC within 120 days from December 31, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be dated April 8, 2003 for our Annual Meeting of Shareholders to be held on May 21, 2003, which will be filed with the SEC within 120 days from December 31, 2002, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, as of March 7, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no significant changes in our disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to March 7,

2003, and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to such controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

         See Index to Consolidated Financial Statements on page 70.

     2.  FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."

(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 2002

         (1) Report on Form 8-K dated November 12, 2002 which includes under Item 9 of Form 8-K a press release dated November 5, 2002 announcing our participation in the 2002 Financial Services Conference sponsored by Sandler O'Neill & Partners, L.P. on November 13, 2002 and a written presentation which was made available at the 2002 Financial Services Conference, on our investor relations website and to interested investors and analysts during the quarter ended December 31, 2002. This report has been furnished but not filed pursuant to Regulation FD.

         (2) Report on Form 8-K dated October 17, 2002 and filed on November 15, 2002 which includes under Item 5 of Form 8-K a press release dated October 17, 2002 which includes highlights of our financial results for the quarter ended September 30, 2002 and announces the declaration of a quarterly cash dividend of $0.20 per common share.

         (3)      Report on Form 8-K dated October 8, 2002 which includes under
                  Item 9 of Form 8-K a press release dated October 8, 2002 announcing the sale of $200.0 million aggregate principal amount of 5.75% Senior Notes due 2012 to qualified institutional buyers under Rule 144A of the Securities Act. This report has been furnished but not filed pursuant to Regulation FD.

(c)      EXHIBITS

         See Index of Exhibits on page 107.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/ George L. Engelke, Jr.                            Date:  March 19, 2003
    ------------------------------------------------
    George L. Engelke, Jr.
    Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    NAME                                                         DATE

/s/ George L. Engelke, Jr.                                   March 19, 2003
    ------------------------------------------------
    George L. Engelke, Jr.
    Chairman, President and Chief Executive Officer

/s/ Gerard C. Keegan                                         March 19, 2003
    ------------------------------------------------
    Gerard C. Keegan
    Vice Chairman, Chief Administrative
    Officer and Director

/s/ Monte N. Redman                                          March 19, 2003
    ------------------------------------------------
    Monte N. Redman
    Executive Vice President and Chief Financial Officer

/s/ Andrew M. Burger                                         March 19, 2003
    ------------------------------------------------
    Andrew M. Burger
    Director

/s/ John J. Conefry, Jr.                                     March 19, 2003
    ------------------------------------------------
    John J. Conefry, Jr.
    Director

/s/ Denis J. Connors                                         March 19, 2003
    ------------------------------------------------
    Denis J. Connors
    Director

/s/ Robert J. Conway                                         March 19, 2003
    ------------------------------------------------
    Robert J. Conway
    Director

/s/ Thomas J. Donahue                                        March 19, 2003
    ------------------------------------------------
    Thomas J. Donahue
    Director

/s/ Peter C. Haeffner, Jr.                                   March 19, 2003
    ------------------------------------------------
    Peter C. Haeffner, Jr.
    Director

/s/ Ralph F. Palleschi                                        March 19, 2003
    ------------------------------------------------
    Ralph F. Palleschi
    Director

/s/ Lawrence W. Peters                                       March 19, 2003
    ------------------------------------------------
    Lawrence W. Peters
    Director

/s/ Thomas V. Powderly                                       March 19, 2003
    ------------------------------------------------
    Thomas V. Powderly
    Director

/s/ Leo J. Waters                                            March 19, 2003
    ------------------------------------------------
    Leo J. Waters
    Director

/s/ Donald D. Wenk                                           March 19, 2003
    ------------------------------------------------
    Donald D. Wenk
    Director
                                       67

CERTIFICATIONS

I, George L. Engelke, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Astoria Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ George L. Engelke, Jr.
--------------------------------------------------------
George L. Engelke, Jr.
Chairman, President and Chief Executive Officer
Astoria Financial Corporation

I, Monte N. Redman, certify that:

1. I have reviewed this annual report on Form 10-K of Astoria Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 21, 2003

/s/ Monte N. Redman
--------------------------------------------------------------
Monte N. Redman
Executive Vice President and Chief Financial Officer
Astoria Financial Corporation

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report............................................................  71
Consolidated Statements of Financial Condition at December 31, 2002 and 2001............  72
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000..............................................................................  73
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2002, 2001 and 2000......................................................  74
Consolidated Statements of Cash Flows for the years ended December 31, 2002,
  2001 and 2000.........................................................................  75
Notes to Consolidated Financial Statements..............................................  76

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1(i) and 10 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



/s/ KPMG LLP



Melville, New York
January 23, 2003

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           AT DECEMBER 31,
                                                                                   ----------------------------
(In Thousands, Except Share Data)                                                       2002            2001
---------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                            $    167,605    $    144,694
Federal funds sold and repurchase agreements                                            510,252       1,309,164
Available-for-sale securities:
    Encumbered                                                                        2,096,619       3,176,977
    Unencumbered                                                                        695,962         372,206
---------------------------------------------------------------------------------------------------------------
                                                                                      2,792,581       3,549,183
Held-to-maturity securities, fair value of $5,100,565 and $4,468,200, respectively:
    Encumbered                                                                        4,059,947       4,201,503
    Unencumbered                                                                        981,310         262,425
---------------------------------------------------------------------------------------------------------------
                                                                                      5,041,257       4,463,928
Federal Home Loan Bank of New York stock, at cost                                       247,550         250,450
Loans held-for-sale                                                                      62,669          43,390
Loans receivable                                                                     12,059,361      12,167,261
    Allowance for loan losses                                                           (83,546)        (82,285)
---------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                11,975,815      12,084,976
Mortgage servicing rights, net                                                           20,411          35,295
Accrued interest receivable                                                              88,908          96,273
Premises and equipment, net                                                             157,297         149,753
Goodwill                                                                                185,151         185,151
Bank owned life insurance                                                               358,898         242,751
Other assets                                                                             89,435         112,698
---------------------------------------------------------------------------------------------------------------
Total assets                                                                       $ 21,697,829    $ 22,667,706
===============================================================================================================

LIABILITIES:
Deposits                                                                           $ 11,067,196    $ 10,903,693
Reverse repurchase agreements                                                         6,285,000       7,385,000
Federal Home Loan Bank of New York advances                                           2,064,000       1,914,000
Other borrowings, net                                                                   472,180         522,795
Mortgage escrow funds                                                                   104,353         116,395
Accrued expenses and other liabilities                                                  151,102         283,237
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    20,143,831      21,125,120

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
    Series A (1,225,000 shares authorized and -0- shares issued and outstanding)              -               -
    Series B (2,000,000 shares authorized, issued and outstanding)                        2,000           2,000
Common stock, $.01 par value; (200,000,000 shares authorized;
  110,996,592 shares issued; and 84,805,817 and 90,766,744
  shares outstanding, respectively)                                                       1,110           1,110
Additional paid-in capital                                                              840,186         822,652
Retained earnings                                                                     1,368,062       1,207,742
Treasury stock (26,190,775 and 20,229,848 shares, at cost, respectively)               (639,579)       (459,471)
Accumulated other comprehensive income (loss)                                             9,800          (1,967)
Unallocated common stock held by ESOP                                                   (27,581)        (29,480)
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            1,553,998       1,542,586
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $ 21,697,829    $ 22,667,706
===============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------------------
(In Thousands, Except Share Data)                                    2002                  2001                      2000
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
     Mortgage loans                                            $       788,928       $       818,759          $         769,544
     Consumer and other loans                                           17,623                17,853                     18,237
     Mortgage-backed securities                                        377,623               462,621                    577,808
     Other securities                                                   69,211               107,315                    132,426
     Federal funds sold and repurchase agreements                       12,877                32,015                     19,919
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                1,266,262             1,438,563                  1,517,934
-------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
     Deposits                                                          288,000               399,989                    410,101
     Borrowed funds                                                    513,838               581,616                    613,252
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                 801,838               981,605                  1,023,353
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                    464,424               456,958                    494,581
Provision for loan losses                                                2,307                 4,028                      4,014
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    462,117               452,930                    490,567
-------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
     Customer service fees                                              60,190                52,027                     43,600
     Other loan fees                                                     7,696                 6,864                      5,195
     Net gain on sales of securities                                    10,772                     -                          -
     Mortgage banking income, net                                       (2,261)                7,515                      9,501
     Net gain on disposition of banking offices                              -                     -                      3,976
     Income from bank owned life insurance                              21,398                16,848                      1,565
     Other                                                               9,612                 6,851                      5,409
-------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                              107,407                90,105                     69,246
-------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
     General and administrative:
         Compensation and benefits                                     106,704                92,823                     87,722
         Occupancy, equipment and systems                               53,125                52,390                     51,019
         Federal deposit insurance premiums                              1,996                 1,996                      2,079
         Advertising                                                     4,806                 4,947                      8,234
         Other                                                          29,196                26,611                     40,986
-------------------------------------------------------------------------------------------------------------------------------
     Total general and administrative                                  195,827               178,767                    190,040
     Extinguishment of debt                                              2,202                     -                          -
     Amortization of goodwill                                                -                19,078                     19,078
-------------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                             198,029               197,845                    209,118
-------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative
     effect of accounting change                                       371,495               345,190                    350,695
Income tax expense                                                     123,066               120,036                    134,146
-------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                   248,429               225,154                    216,549
Cumulative effect of accounting change, net of tax                           -                (2,294)                         -
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $       248,429       $       222,860          $         216,549
===============================================================================================================================
Basic earnings per common share:
     Income before accounting change                           $          2.90       $          2.43          $            2.20
     Cumulative effect of accounting change, net of tax                      -                 (0.03)                         -
-------------------------------------------------------------------------------------------------------------------------------
     Net basic earnings per common share                       $          2.90       $          2.40          $            2.20
===============================================================================================================================
Diluted earnings per common share:
     Income before accounting change                           $          2.85       $          2.38          $            2.16
     Cumulative effect of accounting change, net of tax                      -                 (0.03)                         -
-------------------------------------------------------------------------------------------------------------------------------
     Net diluted earnings per common share                     $          2.85       $          2.35          $            2.16
===============================================================================================================================
Basic weighted average common shares                                83,514,927            90,450,157                 95,905,712
Diluted weighted average common and
     common equivalent shares                                       84,919,651            92,174,012                 97,434,678

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                                                                      ADDITIONAL
                                                                                   PREFERRED         COMMON            PAID-IN
(In Thousands, Except Share Data)                                TOTAL               STOCK            STOCK            CAPITAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                 $  1,196,912         $     2,000     $      1,110       $   799,859

Comprehensive income:
     Net income                                                   216,549                   -                -                 -
     Other comprehensive income, net of tax:
        Net unrealized gain on securities                         223,155                   -                -                 -
                                                             ------------
Comprehensive income                                              439,704
                                                             ------------

Common stock repurchased (5,215,892 shares)                       (84,553)                  -                -                 -
Dividends on common and preferred stock
     and amortization of purchase premium                         (54,846)                  -                -            (1,304)
Exercise of stock options and related tax benefit
     (1,041,082 shares issued)                                     10,509                   -                -             4,712
Amortization relating to allocation of ESOP
     stock and earned portion of RRP stock and
     related tax benefit                                            5,437                   -                -             3,535

---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                    1,513,163               2,000            1,110           806,802

Comprehensive income:
     Net income                                                   222,860                   -                -                 -
     Other comprehensive income, net of tax:
        Net unrealized gain on securities                         115,091                   -                -                 -
        Amortization of unrealized loss on securities
          transferred to held-to-maturity                           3,985                   -                -                 -
                                                             ------------
Comprehensive income                                              341,936
                                                             ------------

Common stock repurchased (10,303,600 shares)                     (289,087)                  -                -                 -
Dividends on common and preferred stock
     and amortization of purchase premium                         (61,321)                  -                -            (1,304)
Exercise of stock options and related tax benefit
     (1,783,236 shares issued)                                     29,890                   -                -            10,791
Amortization relating to allocation of ESOP stock                   8,005                   -                -             6,363

--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                    1,542,586               2,000            1,110           822,652

Comprehensive income:
     Net income                                                   248,429                   -                -                 -
     Other comprehensive income (loss), net of tax:
        Net unrealized gain on securities                           5,340                   -                -                 -
        Amortization of unrealized loss on securities
          transferred to held-to-maturity                           8,317                   -                -                 -
        Net unrealized loss on cash flow hedging
          instrument                                               (1,871)                  -                -                 -
        Minimum pension liability adjustment                          (19)                  -                -                 -
                                                             ------------
Comprehensive income                                              260,196
                                                             ------------

Common stock repurchased (7,283,400 shares)                      (211,103)                  -                -                 -
Dividends on common and preferred stock
     and amortization of purchase premium                         (70,160)                  -                -            (1,304)
Exercise of stock options and related tax benefit
     (1,322,473 shares issued)                                     22,256                   -                -            10,514
Amortization relating to allocation of ESOP stock                  10,223                   -                -             8,324

--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                 $  1,553,998         $     2,000     $      1,110       $   840,186
================================================================================================================================

                                                                                                         ACCUMULATED   UNALLOCATED
                                                                                                            OTHER         COMMON
                                                                   RETAINED             TREASURY        COMPREHENSIVE   STOCK HELD
(In Thousands, Except Share Data)                                  EARNINGS              STOCK          (LOSS) INCOME    BY ESOP
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                     $   908,236          $  (137,071)      $    (344,198)  $   (33,024)

Comprehensive income:
     Net income                                                      216,549                    -                   -             -
     Other comprehensive income, net of tax:
        Net unrealized gain on securities                                  -                    -             223,155             -

Comprehensive income

Common stock repurchased (5,215,892 shares)                                -              (84,553)                  -             -
Dividends on common and preferred stock
     and amortization of purchase premium                            (53,542)                   -                   -             -
Exercise of stock options and related tax benefit
     (1,041,082 shares issued)                                       (12,195)              17,992                   -             -
Amortization relating to allocation of ESOP
     stock and earned portion of RRP stock and
     related tax benefit                                                   -                    -                   -         1,902

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                       1,059,048             (203,632)           (121,043)      (31,122)

Comprehensive income:
     Net income                                                      222,860                    -                   -             -
     Other comprehensive income, net of tax:
        Net unrealized gain on securities                                  -                    -             115,091             -
        Amortization of unrealized loss on securities
          transferred to held-to-maturity                                  -                    -               3,985             -

Comprehensive income

Common stock repurchased (10,303,600 shares)                               -             (289,087)                  -             -
Dividends on common and preferred stock
     and amortization of purchase premium                            (60,017)                   -                   -             -
Exercise of stock options and related tax benefit
     (1,783,236 shares issued)                                       (14,149)              33,248                   -             -
Amortization relating to allocation of ESOP stock                          -                    -                   -         1,642

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                       1,207,742             (459,471)             (1,967)      (29,480)

Comprehensive income:
     Net income                                                      248,429                    -                   -             -
     Other comprehensive income (loss), net of tax:
        Net unrealized gain on securities                                  -                    -               5,340             -
        Amortization of unrealized loss on securities
          transferred to held-to-maturity                                  -                    -               8,317             -
        Net unrealized loss on cash flow hedging
          instrument                                                       -                    -              (1,871)            -
        Minimum pension liability adjustment                               -                    -                 (19)            -

Comprehensive income

Common stock repurchased (7,283,400 shares)                                -             (211,103)                  -             -
Dividends on common and preferred stock
     and amortization of purchase premium                            (68,856)                   -                   -             -
Exercise of stock options and related tax benefit
     (1,322,473 shares issued)                                       (19,253)              30,995                   -             -
Amortization relating to allocation of ESOP stock                          -                    -                   -         1,899

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                                     $ 1,368,062          $  (639,579)      $       9,800   $   (27,581)
====================================================================================================================================

          See Accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------------
(In Thousands)                                                                              2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $    248,429     $   222,860    $    216,549
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Net amortization (accretion) of premiums, discounts and deferred costs                   12,469         (34,784)        (58,971)
    Net provision for loan and real estate losses                                             2,311           3,964           3,905
    Depreciation and amortization                                                            10,581          12,648          12,627
    Net gain on sales of loans and securities                                               (17,417)         (3,276)           (866)
    Net gain on disposition of banking offices                                                    -               -          (3,976)
    Originations of loans held-for-sale, net of proceeds from sales                         (12,634)        (24,415)           (677)
    Amortization of goodwill                                                                      -          19,078          19,078
    Cumulative effect of accounting change, net of tax                                            -           2,294               -
    Amortization of allocated and earned shares from ESOP and RRP                            10,223           8,005           5,372
    Decrease in accrued interest receivable                                                   7,365          13,166           1,229
    Mortgage servicing rights amortization and valuation allowance,
      net of capitalized amounts                                                             14,884           5,667           7,407
    Income from bank owned life insurance, net of insurance
      proceeds received                                                                     (16,147)          8,814          (1,565)
    Decrease in other assets                                                                 15,980           9,060          11,279
    (Decrease) increase in accrued expenses and other liabilities                          (118,623)        (20,858)         19,645
-----------------------------------------------------------------------------------------------------------------------------------

             Net cash provided by operating activities                                      157,421         222,223         231,036
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Originations of loans held-for-investment                                            (3,870,703)     (2,923,361)     (1,893,325)
    Loan purchases through third parties                                                 (1,546,535)     (1,438,257)       (842,283)
    Principal payments on loans held-for-investment                                       5,478,798       3,583,935       1,585,371
    Principal payments on mortgage-backed securities held-to-maturity                     3,745,503       1,434,395         219,869
    Principal payments on mortgage-backed securities available-for-sale                   2,348,406       1,571,022       1,544,673
    Purchases of mortgage-backed securities held-to-maturity                             (4,608,574)     (1,741,702)              -
    Purchases of mortgage-backed securities available-for-sale                           (2,235,329)       (288,811)              -
    Purchases of other securities held-to-maturity                                           (9,978)              -               -
    Purchases of other securities available-for-sale                                        (21,022)         (2,005)         (6,040)
    Proceeds from calls and maturities of other securities held-to-maturity                 316,980         475,019           9,059
    Proceeds from calls and maturities of other securities available-for-sale               256,211         220,431          40,396
    Redemption (purchase) of FHLB stock                                                       2,900          34,800         (20,000)
    Proceeds from sales of mortgage-backed securities available-for-sale                    449,327               -               -
    Proceeds from sales of real estate owned, net                                             3,643           6,235           9,716
    Proceeds from disposition of banking offices                                                  -               -          21,293
    Purchases of premises and equipment, net of proceeds from sales                         (18,125)         (7,819)         (7,719)
    Purchase of bank owned life insurance                                                  (100,000)              -        (250,000)
-----------------------------------------------------------------------------------------------------------------------------------

             Net cash provided by investing activities                                      191,502         923,882         411,010
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                163,503         831,995         517,073
    Net decrease in reverse repurchase agreements                                        (1,100,000)       (400,000)     (1,491,800)
    Net increase in FHLB of New York advances                                               150,000           4,000         300,000
    Net decrease in other borrowings                                                        (53,567)       (104,092)        (13,174)
    Decrease in mortgage escrow funds                                                       (12,042)            (92)         (3,863)
    Cash paid for cash flow hedging instrument                                               (3,297)              -               -
    Repurchase of common stock                                                             (211,103)       (289,087)        (84,553)
    Cash dividends paid to stockholders                                                     (70,160)        (61,321)        (54,846)
    Cash received for options exercised                                                      11,742          19,099           5,797
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by financing activities                         (1,124,924)            502        (825,366)
-----------------------------------------------------------------------------------------------------------------------------------

             Net (decrease) increase in cash and cash equivalents                          (776,001)      1,146,607        (183,320)

      Cash and cash equivalents at beginning of year                                      1,453,858         307,251         490,571
-----------------------------------------------------------------------------------------------------------------------------------

      Cash and cash equivalents at end of year                                         $    677,857     $ 1,453,858    $    307,251
===================================================================================================================================

  Supplemental disclosures:
      Cash paid during the year:

         Interest                                                                      $    815,627     $   983,890    $  1,028,809
===================================================================================================================================

         Income taxes                                                                  $    112,652     $    88,133    $    100,429
===================================================================================================================================

      Additions to real estate owned                                                   $      1,971     $     5,585    $      8,940
 ==================================================================================================================================

      Securities transferred from available-for-sale
         to held-to-maturity                                                             $        -     $ 2,878,767     $         -
 ==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting and reporting policies of Astoria Financial Corporation and subsidiaries conform to accounting principles generally accepted in the United States of America, or GAAP, and are used in preparing and presenting these consolidated financial statements.

(a)      Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and our wholly-owned subsidiaries: Astoria Federal Savings and Loan Association, and its subsidiaries, or Astoria Federal; Astoria Capital Trust I; and AF Insurance Agency, Inc. As used in this annual report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc., depending on the context. All significant inter-company accounts and transactions have been eliminated in consolidation.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The determination of our allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(b)      Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less. Astoria Federal is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $37.2 million at December 31, 2002 and $32.8 million at December 31, 2001.

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

(d)      Securities

Management determines the appropriate classification of debt and equity securities at the time of acquisition. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2002 and 2001, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the fair value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(e)      Loans Held-for-Sale

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various governmental agencies or other investors on a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment on a mandatory delivery or best efforts basis. In addition, student loans are sold to the United States Student Loan Marketing Association generally before repayment begins during the grace period of the loan.

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

(f)      Loans Receivable, net

Loans receivable are carried at the unpaid principal balances, net of unamortized premiums and discounts and deferred loan origination costs and fees, which are recognized as yield adjustments using the interest method. We generally amortize these amounts over the contractual life of the related loans, adjusted for estimated prepayments when applicable.

We discontinue accruing interest when loans become 90 days delinquent as to their interest due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances we continue to accrue interest on loans delinquent 90 days or more as to their maturity date but not their interest due.

The allowance for loan losses is increased by charges to earnings and decreased by charge-offs, net of recoveries. Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. Our periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, trends in portfolio volume, quality, maturity and composition, the status and amount of impaired and other non-performing and past-due loans, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated fair value of any underlying collateral and current and prospective, as well as specific and general, economic conditions.

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

(g)      Mortgage Servicing Rights, net

We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained by either the sale of loans with servicing retained or the open market purchase of MSR. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The estimated fair value of MSR is based upon quoted market prices of similar loans which we sell servicing released. Purchased MSR are recorded at cost, although we generally do not purchase MSR. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR are carried at cost, and impairment, if any, is recognized through a valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

We assess impairment of our MSR based on the estimated fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. We stratify our MSR by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair values of each MSR stratum are obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market driven data. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment.

(h)      Premises and Equipment, net

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

(i)      Goodwill

Effective January 1, 2002, we ceased recording amortization of goodwill in accordance with SFAS No. 142. Goodwill is presumed to have an indefinite useful life and should not be amortized, but rather tested, at least annually, for impairment. For purposes of our goodwill impairment testing, we have identified a single reporting unit. We use the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value of our one reporting unit. If the fair value of our one reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our one reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit's goodwill to its carrying amount to determine if a write-down of goodwill is required. Prior to January 1, 2002, goodwill was amortized using the straight line method over varying periods of up to fifteen years and was periodically evaluated for impairment in response to changes in circumstances and events.

(j)      Bank Owned Life Insurance

BOLI is carried at its cash surrender value and is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the cash surrender value.

(k)      Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs. Thereafter, we maintain an allowance for decreases in value which are charged to income along with any additional expenses incurred on the property. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Real estate owned, net, which is included in other assets, amounted to $1.1 million at December 31, 2002 and $3.0 million at December 31, 2001.

(l)      Reverse Repurchase Agreements (Securities Sold Under Agreements to
         Repurchase)

We enter into sales of securities under agreements to repurchase with selected dealers and banks. Such agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in our consolidated statements of financial condition. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell us substantially the same securities at the maturities of the agreements. We retain the right of substitution of collateral throughout the terms of the agreements. The securities underlying the agreements are classified as encumbered securities in our statements of financial condition.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(m)      Derivative Instruments

As part of our asset/liability management program, we utilize, from time-to-time, interest rate caps, floors or swaps to reduce our sensitivity to interest rate fluctuations. These agreements are derivative instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives which qualify for hedge accounting treatment are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For fair value hedges, changes in the fair values of the derivative instruments and the assets or liabilities being hedged are recognized in our results of operations. For cash flow hedges, changes in the fair values of the derivative instruments are reported in other comprehensive income. The gains and losses on derivative instruments that are reported in other comprehensive income are reflected in the results of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. We establish, at the inception of the hedge, the method we will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge (the amount by which hedge gains or losses do not entirely offset corresponding losses or gains on the hedged item). The ineffective portion of any hedge is recognized in our results of operations.

We also have derivative instruments with no hedging designations. Changes in the fair values of these derivatives which do not qualify for hedge accounting treatment are recognized as income or expense in our results of operations. Net interest income is increased or decreased by amounts receivable or payable with respect to the interest rate caps, floors or swaps. We do not use derivatives for trading purposes.

(n)      Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(p)      Employee Benefits

Astoria Federal has a qualified, non-contributory defined benefit pension plan, or the Pension Plan, covering employees meeting specified eligibility criteria. Astoria Federal's policy is to fund pension costs in accordance with the minimum funding requirement. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

We record compensation expense related to the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the reporting period plus cash contributions made to participant accounts. For EPS disclosures, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations. The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

(q)      Stock Option Plans

We apply the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plans. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2002, the FASB issued SFAS No. 148 which amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ended after December 15, 2002. We have revised certain disclosures related to our stock option plans as a result of our adoption of SFAS No. 148.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
(In Thousands, Except Per Share Data)                      2002                2001           2000
-----------------------------------------------------------------------------------------------------
Net income:
    As reported                                         $ 248,429           $ 222,860       $ 216,549
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                           4,338               3,797           2,286
                                                        ---------           ---------       ---------
    Pro forma                                           $ 244,091           $ 219,063       $ 214,263
                                                        ---------           ---------       ---------

Basic earnings per common share:
    As reported                                         $    2.90           $    2.40       $    2.20
                                                        ---------           ---------       ---------
    Pro forma                                           $    2.85           $    2.36       $    2.17
                                                        ---------           ---------       ---------

Diluted earnings per common share:
    As reported                                         $    2.85           $    2.35       $    2.16
                                                        ---------           ---------       ---------
    Pro forma                                           $    2.80           $    2.31       $    2.14
                                                        ---------           ---------       ---------

(r)      Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(2)      REPURCHASE AGREEMENTS

Repurchase agreements averaged $183.5 million during the year ended December 31, 2002 and $78.9 million during the year ended December 31, 2001. The maximum amount of such agreements outstanding at any month end was $279.9 million during the year ended December 31, 2002 and $248.4 million during the year ended December 31, 2001. As of December 31, 2002, three repurchase agreements totaling $279.9 million were outstanding. As of December 31, 2001, three repurchase agreements totaling $248.4 million were outstanding. The fair value of the securities held under these agreements was $286.8 million as of December 31, 2002 and $257.4 million as of December 31, 2001. None of the securities held under these agreements were sold or repledged during the years ended December 31, 2002 and 2001.

(3)      SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2002 and 2001 are as follows:

                                                                        AT DECEMBER 31, 2002
                                                     ---------------------------------------------------------
                                                                         GROSS         GROSS        ESTIMATED
                                                       AMORTIZED       UNREALIZED    UNREALIZED       FAIR
(In Thousands)                                            COST            GAINS       LOSSES          VALUE
--------------------------------------------------------------------------------------------------------------
Available-for-sale:
    Mortgage-backed securities:
       Agency pass-through certificates              $    241,146      $   8,369     $     (56)   $    249,459
       REMICs and CMOs:
         Agency issuance                                  608,076          8,561           (85)        616,552
         Non-agency issuance                            1,581,475          7,001          (854)      1,587,622
--------------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                    2,430,697         23,931          (995)      2,453,633
--------------------------------------------------------------------------------------------------------------
    Other securities:
       Obligations of the U.S. Government
         and agencies                                     132,011          1,437             -         133,448
       FNMA and FHLMC preferred stock                     140,015            667        (4,000)        136,682
       Corporate debt and other securities                 67,854          1,492          (528)         68,818
--------------------------------------------------------------------------------------------------------------
    Total other securities                                339,880          3,596        (4,528)        338,948
--------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                  $  2,770,577      $  27,527     $  (5,523)   $  2,792,581
--------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    Mortgage-backed securities:
       Agency pass-through certificates              $     24,534      $   1,656     $       -    $     26,190
       REMICs and CMOs:
         Agency issuance                                3,595,244         51,348          (569)      3,646,023
         Non-agency issuance                            1,306,113          8,619        (1,383)      1,313,349
--------------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                    4,925,891         61,623        (1,952)      4,985,562
--------------------------------------------------------------------------------------------------------------
    Other securities:
       Obligations of the U.S. Government
         and agencies                                      65,776            242             -          66,018
       Obligations of states and political
         subdivisions                                      39,611              -             -          39,611
       Corporate debt securities                            9,979              -          (605)          9,374
--------------------------------------------------------------------------------------------------------------
    Total other securities                                115,366            242          (605)        115,003
--------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                    $  5,041,257      $  61,865     $  (2,557)   $  5,100,565
--------------------------------------------------------------------------------------------------------------

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                                                          AT DECEMBER 31, 2001
                                                     ---------------------------------------------------------
                                                                         GROSS          GROSS       ESTIMATED
                                                       AMORTIZED       UNREALIZED    UNREALIZED       FAIR
(In Thousands)                                           COST             GAINS        LOSSES         VALUE
--------------------------------------------------------------------------------------------------------------
Available-for-sale:
    Mortgage-backed securities:
       Agency pass-through certificates              $    450,742      $  12,180     $    (174)   $    462,748
       REMICs and CMOs:
         Agency issuance                                1,402,241          8,125        (8,273)      1,402,093
         Non-agency issuance                            1,132,384         18,093          (355)      1,150,122
--------------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                    2,985,367         38,398        (8,802)      3,014,963
--------------------------------------------------------------------------------------------------------------
    Other securities:
       Obligations of the U.S. Government
         and agencies                                     362,888            376        (3,703)        359,561
       FNMA and FHLMC preferred stock                     120,015             61        (8,800)        111,276
       Corporate debt and other securities                 68,292            257        (5,166)         63,383
--------------------------------------------------------------------------------------------------------------
    Total other securities                                551,195            694       (17,669)        534,220
--------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                  $  3,536,562      $  39,092     $ (26,471)   $  3,549,183
--------------------------------------------------------------------------------------------------------------
Held-to-maturity:
    Mortgage-backed securities:
       Agency pass-through certificates              $     36,620      $     924     $      (1)   $     37,543
       REMICs and CMOs:
         Agency issuance                                2,979,357         16,197       (19,774)      2,975,780
         Non-agency issuance                            1,043,110          9,418        (3,102)      1,049,426
--------------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                    4,059,087         26,539       (22,877)      4,062,749
--------------------------------------------------------------------------------------------------------------
    Other securities:
       Obligations of the U.S. Government
         and agencies                                     362,034          2,317        (1,723)        362,628
       Obligations of states and political
         subdivisions                                      42,807             16             -          42,823
--------------------------------------------------------------------------------------------------------------
    Total other securities                                404,841          2,333        (1,723)        405,451
--------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                    $  4,463,928      $  28,872     $ (24,600)   $ 4,468,200
--------------------------------------------------------------------------------------------------------------

During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a market value of $2.88 billion from available-for-sale to held-to-maturity. The net unrealized loss, which is being amortized over the life of the securities transferred, was $22.6 million at the date of the transfer and is included, net of taxes, in accumulated other comprehensive income. The balance of the net unrealized loss on the securities transferred from available-for-sale to held-to-maturity totaled $1.3 million at December 31, 2002 and $15.7 million at December 31, 2001.

During the year ended December 31, 2002, proceeds from sales of securities from the available-for-sale portfolio were $449.3 million and gross realized gains were $10.8 million. There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2001 and 2000.

The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, excluding mortgage-backed securities, are shown on page 83. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties. As of December 31, 2002, the amortized cost of the callable securities in our portfolio totaled $397.6 million, of which $296.6 million are callable within one year and at various times thereafter.

                  ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                                                     AT DECEMBER 31, 2002
                                                               -------------------------------
                                                                                     ESTIMATED
                                                               AMORTIZED               FAIR
(In Thousands)                                                   COST                  VALUE
----------------------------------------------------------------------------------------------
Available-for-sale:
  Due in one year or less                                      $   1,000             $   1,020
  Due after one year through five years                            2,145                 2,196
  Due after five years through ten years                           5,000                 5,575
  Due after ten years                                            191,620               193,375
----------------------------------------------------------------------------------------------
Total available-for-sale                                       $ 199,765             $ 202,166
----------------------------------------------------------------------------------------------
Held-to-maturity:
  Due after one year through five years                        $   9,979             $   9,374
  Due after ten years                                            105,387               105,629
----------------------------------------------------------------------------------------------
Total held-to-maturity                                         $ 115,366             $ 115,003
----------------------------------------------------------------------------------------------

The balance of accrued interest receivable for mortgage-backed securities totaled $34.1 million at December 31, 2002 and $35.6 million at December 31, 2001. The balance of accrued interest receivable for other securities totaled $1.4 million at December 31, 2002 and $2.0 million at December 31, 2001.

(4)      LOANS RECEIVABLE, NET

Loans receivable, net, are summarized as follows:

                                                                                AT DECEMBER 31,
                                                                 ---------------------------------------------
(In Thousands)                                                         2002                         2001
--------------------------------------------------------------------------------------------------------------
Mortgage loans:
      One-to-four family                                         $    9,209,360               $     10,105,063
      Multi-family                                                    1,599,985                      1,094,312
      Commercial real estate                                            744,623                        598,334
      Construction                                                       56,475                         50,739
--------------------------------------------------------------------------------------------------------------
                                                                     11,610,443                     11,848,448
      Net deferred loan origination costs                                 2,983                          4,975
      Net unamortized premiums                                           66,734                         70,711
--------------------------------------------------------------------------------------------------------------
Total mortgage loans                                                 11,680,160                     11,924,134
--------------------------------------------------------------------------------------------------------------
Consumer and other loans:
      Home equity                                                       323,494                        189,259
      Passbook                                                            7,502                          9,012
      Other                                                              41,642                         41,923
-------------------------------------------------------------------------------------------------------------
                                                                        372,638                        240,194
      Net deferred loan origination costs                                 6,033                         2,627
      Net unamortized premiums                                              530                            306
--------------------------------------------------------------------------------------------------------------
Total consumer and other loans                                          379,201                        243,127
--------------------------------------------------------------------------------------------------------------
Total loans                                                          12,059,361                     12,167,261
Allowance for loan losses                                               (83,546)                       (82,285)
--------------------------------------------------------------------------------------------------------------
Loans receivable, net                                            $   11,975,815               $     12,084,976
--------------------------------------------------------------------------------------------------------------

Accrued interest receivable on all loans totaled $53.4 million at December 31, 2002 and $58.3 million at December 31, 2001.

Included in loans receivable were non-accrual loans totaling $33.5 million at December 31, 2002 and $35.8 million at December 31, 2001. If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.3 million for each of the years ended December 31, 2002 and 2001 and $2.9 million for the year ended December 31, 2000. This compares to actual payments recorded as interest income, with respect to such loans, of $1.6 million for the year ended December 31, 2002, $1.8 million for the year ended December 31, 2001, and $1.6 million for the year ended December 31, 2000. Loans delinquent 90 days or more and still accruing interest totaled $1.0 million at

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

December 31, 2002 and $1.3 million at December 31, 2001. These loans are delinquent 90 days or more as to their maturity date but not their interest due.

The following table summarizes information regarding our impaired mortgage loans:

                                                                    AT DECEMBER 31, 2002
                                                     ---------------------------------------------
                                                                        ALLOWANCE
                                                      RECORDED          FOR LOAN           NET
(In Thousands)                                       INVESTMENT          LOSSES         INVESTMENT
--------------------------------------------------------------------------------------------------
One-to-four family                                    $  5,680          $   (220)        $  5,460
Multi-family, commercial real estate
     and construction                                   10,882            (1,380)           9,502
-------------------------------------------------------------------------------------------------
Total impaired mortgage loans                         $ 16,562          $ (1,600)        $ 14,962
-------------------------------------------------------------------------------------------------

                                                                    AT DECEMBER 31, 2001
                                                     ---------------------------------------------
                                                                        ALLOWANCE
                                                      RECORDED          FOR LOAN           NET
(In Thousands)                                       INVESTMENT          LOSSES         INVESTMENT
--------------------------------------------------------------------------------------------------
One-to-four family                                    $  4,827          $   (471)        $  4,356
Multi-family, commercial real estate
     and construction                                   10,641            (1,987)           8,654
-------------------------------------------------------------------------------------------------
Total impaired mortgage loans                         $ 15,468          $ (2,458)        $ 13,010
-------------------------------------------------------------------------------------------------

Our average recorded investment in impaired loans was $15.7 million for the year ended December 31, 2002, $17.2 million for the year ended December 31, 2001 and $21.4 million for the year ended December 31, 2000. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.3 million for the year ended December 31, 2002, $1.1 million for the year ended December 31, 2001 and $1.3 million for the year ended December 31, 2000.

(5)      ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
(In Thousands)                                          2002             2001              2000
-------------------------------------------------------------------------------------------------
Balance at beginning of year                          $ 82,285         $  79,931        $  76,578
Provision charged to operations                          2,307             4,028            4,014
Charge-offs (net of recoveries of $1,162,
   $853 and $1,988, respectively)                       (1,046)           (1,674)            (661)
-------------------------------------------------------------------------------------------------
Balance at end of year                                $ 83,546         $  82,285        $  79,931
-------------------------------------------------------------------------------------------------

(6)      MORTGAGE SERVICING RIGHTS

We service mortgage loans for investors with aggregate unpaid principal balances of $2.67 billion at December 31, 2002 and $3.32 billion at December 31, 2001, which are not reflected in the accompanying consolidated statements of financial condition.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

MSR activity is summarized as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------
(In Thousands)                                         2002         2001       2000
-------------------------------------------------------------------------------------
Amortized cost at beginning of year                  $ 39,196    $  43,532   $ 49,008
Additions                                               6,090        5,202      1,100
Amortization                                          (10,193)      (9,538)    (6,576)
-------------------------------------------------------------------------------------
Amortized cost at end of year                          35,093       39,196     43,532
Valuation allowance                                   (14,682)      (3,901)    (2,570)
-------------------------------------------------------------------------------------
MSR, net                                             $ 20,411    $  35,295   $ 40,962
-------------------------------------------------------------------------------------

At December 31, 2002, our MSR, net, had an estimated fair value of $20.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.62%, a weighted average constant prepayment rate on mortgages of 23.11% and a weighted average life of 3.5 years. As of December 31, 2002, estimated future MSR amortization through 2007 is as follows: $12.4 million for 2003, $8.2 million for 2004, $5.2 million for 2005, $3.3 million for 2006 and $2.1 million for 2007. Actual results may vary depending upon the level of repayments on the loans currently serviced.

Mortgage banking income, net is summarized as follows:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
(In Thousands)                                             2002               2001             2000
-----------------------------------------------------------------------------------------------------
Loan servicing fees                                     $  12,068          $  15,108         $ 17,142
Net gain on sales of loans                                  6,645              3,276              866
Amortization of MSR                                       (10,193)            (9,538)          (6,576)
Provision for valuation allowance on MSR                  (10,781)            (1,331)          (1,931)
-----------------------------------------------------------------------------------------------------
Total mortgage banking income, net                      $  (2,261)         $   7,515         $  9,501
-----------------------------------------------------------------------------------------------------

We have reclassified certain line items in arriving at the current presentation of mortgage banking income, net. Net gain on sales of loans, which was previously disclosed as a separate line item in non-interest income, is now included in mortgage banking income, net. Additionally, amortization of MSR and provision for valuation allowance on MSR, which were previously classified as net amortization of MSR, a component of non-interest expense, have been reclassified into mortgage banking income, net.

(7)  DEPOSITS

Deposits are summarized as follows:

                                                                       AT DECEMBER 31,
                                    -----------------------------------------------------------------------------------
                                                       2002                                         2001
                                    -----------------------------------------------------------------------------------
                                    WEIGHTED                                      WEIGHTED
                                    AVERAGE                        PERCENT         AVERAGE                     PERCENT
(Dollars in Thousands)              RATE             BALANCE       OF TOTAL         RATE          BALANCE      OF TOTAL
-----------------------------------------------------------------------------------------------------------------------
Core deposits:
      Savings                           0.50%    $   2,832,291        25.59%          1.25%   $   2,588,143     23.74%
      Money market                      1.00         1,698,552        15.35           2.24        1,955,286     17.93
      NOW                               0.25           805,255         7.28           0.50          671,741      6.16
      Non-interest bearing NOW
        and demand deposit                 -           578,060         5.22              -          528,225      4.84
                                                 -------------   ----------                   -------------    ------
Total core deposits                                  5,914,158        53.44                       5,743,395     52.67
Certificates of deposit                 3.95         5,153,038        46.56           4.84        5,160,298     47.33
---------------------------------------------------------------------------------------------------------------------
Total deposits                          2.14%    $  11,067,196       100.00%          3.02%   $  10,903,693    100.00%
---------------------------------------------------------------------------------------------------------------------

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $870.8 million at December 31, 2002 and $838.0 million at December 31, 2001.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Certificates of deposit at December 31, 2002 have scheduled maturities as follows:

                                       WEIGHTED                             PERCENT
                                       AVERAGE                                OF
YEAR                                    RATE             BALANCE             TOTAL
-------------------------------------------------------------------------------------
                                                     (In Thousands)
2003                                    2.88%          $ 2,434,274           47.24%
2004                                    4.35             1,185,870           23.01
2005                                    5.86               561,619           10.90
2006                                    5.17               451,090            8.76
2007                                    4.84               447,334            8.68
2008 and thereafter                     5.20                72,851            1.41
-------------------------------------------------------------------------------------
Total certificates of deposit           3.95%          $ 5,153,038          100.00%
-------------------------------------------------------------------------------------

Interest expense on deposits is summarized as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
(In Thousands)                                      2002                 2001                  2000
------------------------------------------------------------------------------------------------------
Savings                                          $   29,096           $  46,283             $   51,112
Money market                                         32,512              65,484                 71,290
Interest-bearing NOW                                  3,176               5,097                  5,439
Certificates of deposit                             223,216             283,125                282,260
------------------------------------------------------------------------------------------------------
Total interest expense on deposits               $  288,000           $ 399,989             $  410,101
------------------------------------------------------------------------------------------------------

(8)      BORROWED FUNDS

Borrowed funds are summarized as follows:

                                                                    AT DECEMBER 31,
                                          ---------------------------------------------------------------
                                                     2002                                 2001
                                          ---------------------------------------------------------------
                                                              WEIGHTED                          WEIGHTED
                                                              AVERAGE                            AVERAGE
(Dollars in Thousands)                       AMOUNT            RATE               AMOUNT           RATE
---------------------------------------------------------------------------------------------------------
Reverse repurchase agreements             $  6,285,000         5.39%          $   7,385,000         5.56%
FHLB-NY advances                             2,064,000         4.42               1,914,000         6.10
Other borrowings, net                          472,180         7.22                 522,795         7.78
---------------------------------------------------------------------------------------------------------
Total borrowed funds, net                 $  8,821,180         5.26%          $   9,821,795         5.78%
---------------------------------------------------------------------------------------------------------

Reverse Repurchase Agreements

At December 31, 2002 and 2001, all of the outstanding reverse repurchase agreements had original contractual maturities between two and ten years and were primarily secured by mortgage-backed securities or U.S. Government agency securities. Reverse repurchase agreements with the Federal Home Loan Bank of New York, or FHLB-NY, may also be secured by certain qualifying mortgage loans pursuant to a blanket collateral agreement with the FHLB-NY. The following is a summary of information relating to reverse repurchase agreements:

                                                                             AT DECEMBER 31,
                                                                 --------------------------------
(In Thousands)                                                          2002             2001
-------------------------------------------------------------------------------------------------
Amortized cost of collateral (including accrued interest):
   Mortgage-backed securities                                    $     6,003,205    $   6,666,526
   Obligations of the U.S. Government and agencies                       190,892          723,159
   Mortgage loans                                                        442,288                -
Fair value of collateral (including accrued interest):
   Mortgage-backed securities                                          6,065,980        6,695,931
   Obligations of the U.S. Government and agencies                       192,429          720,389
   Mortgage loans                                                        463,337                -

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
(Dollars in Thousands)                                                  2002             2001              2000
-------------------------------------------------------------------------------------------------------------------
Average balance during the year                                  $     6,840,342    $   7,586,370    $    8,280,005
Maximum balance at any month end during the year                       7,285,000        7,785,000         8,986,800
Balance outstanding at end of the year                                 6,285,000        7,385,000         7,785,000
Weighted average interest rate during the year                              5.47%            5.57%             5.41%
Weighted average interest rate at end of the year                           5.39             5.56              5.68

In December 2002, we prepaid a $100.0 million reverse repurchase agreement which had a fixed interest rate of 5.82%. We incurred a $2.2 million prepayment penalty which is classified as a component of non-interest expense on our consolidated statement of income.

Reverse repurchase agreements at December 31, 2002 have contractual maturities as follows:

YEAR                    AMOUNT
----------------------------------
                    (In Thousands)
2003                $      750,000
2004                     3,155,000
2005                       200,000
2006                             -
2007                        50,000
2008                     2,130,000
----------------------------------
Total               $    6,285,000
==================================

Of the $750.0 million of reverse repurchase agreements maturing in 2003, $350.0 million are due in 30 to 90 days and $400.0 million are due after 90 days. At December 31, 2002, $5.24 billion of reverse repurchase agreements are callable in 2003 and at various times thereafter, of which $5.14 billion mature after December 31, 2003.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. The following is a summary of information relating to FHLB-NY advances:

                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
(Dollars in Thousands)                                                2002               2001              2000
-------------------------------------------------------------------------------------------------------------------
Average balance during the year                                  $   1,853,534      $   1,893,967    $    1,911,928
Maximum balance at any month end during the year                     2,364,000          2,064,000         2,110,010
Balance outstanding at end of the year                               2,064,000          1,914,000         1,910,000
Weighted average interest rate during the year                            5.54%              5.99%             5.70%
Weighted average interest rate at end of the year                         4.42               6.10              5.79

FHLB-NY advances at December 31, 2002 have contractual maturities as follows:

YEAR                        AMOUNT
-------------------------------------
                        (In Thousands)
2003                    $   1,450,000
2004                          260,000
2005                          250,000
2006                            4,000
2007                          100,000
-------------------------------------
Total                   $   2,064,000
=====================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Of the $1.45 billion of FHLB-NY advances maturing in 2003, $500.0 million are due in less than 30 days and $950.0 million are due after 90 days. At December 31, 2002, $700.0 million of FHLB-NY advances are callable in 2003 and at various times thereafter, of which $250.0 million mature after December 31, 2003.

At December 31, 2002, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are generally priced at the federal funds rate plus 10.0 basis points and reprice daily.

Other Borrowings, net

During the quarter ended December 31, 2002, we issued $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75%. The notes were placed with a limited number of institutional investors under Rule 144A of the Securities Act. In December 2002, we filed an exchange offer registration statement with the SEC to allow the note holders to exchange the notes for a new issue of substantially identical notes registered under the Securities Act, which are designated as our 5.75% Senior Notes due 2012, Series B. The registration statement became effective on December 30, 2002. As of January 30, 2003, all of the outstanding notes had been tendered for exchange. We may redeem all or part of the notes at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The carrying amount of the 5.75% senior unsecured notes, net of deferred costs, was $246.5 million at December 31, 2002.

On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and are not registered with the SEC. The notes require annual principal payments of $20.0 million per year beginning in 2004. The carrying amount of the 7.67% senior unsecured notes, net of deferred costs, was $99.2 million at December 31, 2002 and $99.1 million at December 31, 2001.

On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as the Series A Capital Securities. Effective April 26, 2000, $120.0 million aggregate liquidation amount of the Series A Capital Securities were exchanged for a like amount of 9.75% Capital Securities due November 1, 2029, Series B, also issued by Astoria Capital Trust I, referred to as the Series B Capital Securities. The Series A Capital Securities and Series B Capital Securities have substantially identical terms except that the Series B Capital Securities have been registered with the SEC. Together they are referred to as the Capital Securities. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. The Capital Securities are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to maturity.

In November 2002, we entered into two interest rate swap agreements, designated as fair value hedges, that had the effect of converting the Capital Securities from a 9.75% fixed rate instrument into a variable rate, LIBOR-based instrument. In order to meet the criteria for hedge accounting treatment, the Capital Securities, net of deferred costs, have been reclassified to other borrowings and the Capital Securities expense previously classified as non-interest expense has been reclassified to interest expense. All prior periods have been restated to conform to the current year's presentation. In addition, the carrying amount of the Capital Securities has been adjusted to fair value to satisfy hedge accounting requirements. See Note 11 for additional information on the interest rate swap agreements. The carrying amount of the Capital Securities, net of deferred costs, was $126.4 million at December 31, 2002 and $123.2 million at December 31, 2001.

In June 2002, our $300.0 million five year medium-term note matured. The carrying amount of the medium-term note, net, was $300.5 million at December 31, 2001.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Other borrowings at December 31, 2002 have contractual maturities as follows:

YEAR                              AMOUNT
---------------------------------------------
                                (In Thousands)
2004                            $    20,000
2005                                 20,000
2006                                 20,000
2007                                 20,000
2008 and thereafter                 395,000
---------------------------------------------
Total                           $   475,000
---------------------------------------------

Interest expense on borrowed funds is summarized as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------
(In Thousands)                                2002          2001          2000
---------------------------------------------------------------------------------
Reverse repurchase agreements              $  379,377    $  428,435    $  455,250
FHLB-NY advances                              103,232       114,014       109,683
Other borrowings                               31,229        39,167        48,319
---------------------------------------------------------------------------------
Total interest expense on borrowed funds   $  513,838    $  581,616    $  613,252
---------------------------------------------------------------------------------

(9)      STOCKHOLDERS' EQUITY

We have outstanding 2,000,000 shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or Series B Preferred Stock, which were issued in 1997 in connection with the acquisition of The Greater. The Series B Preferred Stock, which has a par value of $1.00 per share and a liquidation preference of $25.00 per share, may be redeemed at our option, in whole or in part, on or after October 1, 2003, at an initial price of $27.25 per share and declining ratably to $25.00 per share on October 1, 2013. Dividends on the Series B Preferred Stock are not cumulative but, if declared by us, are payable quarterly.

During the year ended December 31, 2002, we completed our eighth stock repurchase plan, which was approved by our Board of Directors on September 17, 2001 and authorized the purchase, at management's discretion, of up to 10,000,000 shares, or approximately 11% of our common stock then outstanding. On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Under these plans, during 2002, we repurchased 7,283,400 shares of our common stock at an aggregate cost of $211.1 million, of which 318,000 shares were acquired pursuant to our ninth stock repurchase plan.

In 1996, we adopted a Stockholders Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of our preferred stock at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. We have reserved 1,225,000 shares of our Series A Preferred Stock for the Rights Plan.

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, which became effective on December 1, 1995, 300,000 shares of authorized and unissued shares are reserved for use by the Plan, should the need arise. To date all shares required by the Plan have been acquired in open market purchases.

At the time of its conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association, Astoria Federal established a liquidation account with a balance equal to the retained earnings reflected in its June 30, 1993 statement of financial condition. As part of the acquisitions of LIB, The Greater and Fidelity, Astoria Federal established liquidation accounts equal to the account balances previously maintained by these acquired institutions for eligible account holders. These liquidation accounts are reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of Astoria Federal, each eligible account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the current adjusted qualifying balances for accounts then held. Astoria Federal is not permitted to declare or pay dividends on its capital stock or

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

repurchase any of its outstanding stock if it would cause Astoria Federal's stockholders' equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

(10)     GOODWILL

Effective January 1, 2002, we ceased recording goodwill amortization amounting to approximately $19.1 million annually, or approximately $0.21 per diluted common share, based on diluted weighted average common and common equivalent shares outstanding for the year ended December 31, 2001. Upon adoption of SFAS No. 142, we performed a transitional goodwill impairment evaluation. Additionally, on September 30, 2002 we performed our annual goodwill impairment test. As of both impairment test dates, we determined the fair value of our one reporting unit to be in excess of its carrying value. Accordingly, as of both the date of our adoption of SFAS No. 142 and our annual impairment test date, there was no indication of goodwill impairment.

The following table reconciles reported net income and earnings per share to net income and earnings per share excluding the amortization of goodwill.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
(In Thousands, Except Per Share Data)                     2002             2001             2000
---------------------------------------------------------------------------------------------------
Net income:
  Reported net income                                  $   248,429     $   222,860      $   216,549
  Add back:  goodwill amortization                               -          19,078           19,078
---------------------------------------------------------------------------------------------------
  Adjusted net income                                  $   248,429     $   241,938      $   235,627
---------------------------------------------------------------------------------------------------
Basic earnings per common share:
  Reported net income                                  $      2.90     $      2.40      $      2.20
  Goodwill amortization                                          -            0.21             0.20
---------------------------------------------------------------------------------------------------
  Adjusted net income                                  $      2.90     $      2.61      $      2.40
---------------------------------------------------------------------------------------------------
Diluted earnings per common share:
  Reported net income                                  $      2.85     $      2.35      $      2.16
  Goodwill amortization                                          -            0.21             0.20
---------------------------------------------------------------------------------------------------
  Adjusted net income                                  $      2.85     $      2.56      $      2.36
---------------------------------------------------------------------------------------------------

(11)     DERIVATIVE INSTRUMENTS

As further discussed below, we use a variety of derivative instruments in connection with our overall interest rate risk management strategy. We are exposed to credit risk in the event of non-performance by counterparties to derivative instruments. In the event of default by a counterparty, we would be subject to an economic loss that corresponds to the cost to replace the agreement. We control the credit risk associated with our derivative instruments through dealing only with counterparties with the highest credit ratings, establishing counterparty exposure limits and monitoring procedures.

Fair Value Hedges

During 2002, we entered into two interest swap agreements designated and accounted for as fair value hedges aggregating $125.0 million (notional amount) to effectively convert our $125.0 million Capital Securities from a fixed to a variable rate instrument to protect the fair value of our Capital Securities due to changes in interest rates. Under these agreements, we receive a fixed interest rate of 9.75% and pay a floating interest rate which is tied to the three-month LIBOR plus 400 basis points. The maturity dates, call features and other critical terms of these derivative instruments match the terms of the Capital Securities and as such, at inception and going forward, we assume no ineffectiveness in accounting for these hedges. As a result, no net gains or losses have been recognized in earnings with respect to these hedges. At December 31, 2002, a $3.0 million asset was recorded which represents the fair value of the interest rate swap agreements. A corresponding adjustment was made to the carrying amount of the Capital Securities to recognize the change in their fair value. See Note 8 for additional information regarding our Capital Securities.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Cash Flow Hedges

In September of 2002, in connection with our issuance of the 5.75% senior unsecured notes, we entered into an interest rate lock agreement designated and accounted for as a cash flow hedge of a forecasted transaction to fix the U.S. treasury benchmark component of the eventual pricing on the notes. The 5.75% senior unsecured notes were priced based on the prevailing applicable treasury rate plus a spread, which were determined at the time the offering was finalized. The critical terms of the agreement were negotiated to match the terms of the forecasted transaction and as such, at inception and through the date the note pricing was finalized, we assumed no ineffectiveness. Changes in the fair value of the agreement were recorded in accumulated other comprehensive income. The agreement was settled at the same time as the notes and the unrealized loss of $1.9 million, net of taxes, included in accumulated other comprehensive income as of December 31, 2002 is being reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the 5.75% senior unsecured notes effects earnings. The unrealized loss, net of tax, to be reclassified to our results of operations during 2003 totals $191,000. See Note 8 for additional information regarding our 5.75% senior unsecured notes.

Free-Standing Derivative Instruments

During the years ended December 31, 2002 and 2001 we purchased interest rate cap agreements to provide a global hedge against rising interest rates and subsequent increases in our cost of funds. In an interest rate cap agreement, we receive the excess of a designated market interest rate (three-month LIBOR) over a specified strike rate, as applied to the specified notional amount, in exchange for the payment of a premium to a counterparty. The interest cap agreements, which did not qualify for hedge accounting treatment, are included in other assets at their fair values. Changes in the fair values of the agreements are included in non-interest expense. The agreements have various maturity dates from July 2004 to January 2005. The following is a summary of information relating to the interest rate cap agreements:

                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                  -------------------------------------
(Dollars in Thousands)                    2002             2001
-----------------------------------------------------------------------
Notional amount                        $  300,000      $  250,000
Estimated fair value                           95           3,394
Non-interest expense (income)               3,824            (597)
Weighted average cap rate                    5.25%           5.20%

In connection with our mortgage banking activities, the Company had certain free-standing derivative instruments at December 31, 2002 and 2001. We had commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133. The fair values of these derivative instruments are immaterial.

Upon adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, we held interest rate swaps, which we entered into in 1998, with a notional amount of $450.0 million hedging the fair value of our medium term notes totaling $450.0 million. As a result of the implementation of SFAS No. 133 and SFAS No. 138, we recognized a $2.3 million charge, net of taxes, in January 2001 as a cumulative effect of a change in accounting principle. In April 2001, $150.0 million of our medium term notes matured and $450.0 million of interest rate swaps were terminated. In June 2002, the remaining $300.0 million of our medium term notes matured. Gains and losses recognized on the 1998 interest rate swaps for the year ended December 31, 2001 were immaterial.

(12)     COMMITMENTS AND CONTINGENCIES

Lease Commitments

At December 31, 2002, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rent expense under the operating leases was $5.6 million for the year ended December 31, 2002, $5.3 million for the year ended December 31, 2001 and $5.1 million for the year ended December 31, 2000.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2002 are summarized below:

YEAR                         AMOUNT
-------------------------------------
                          (In Thousands)
2003                        $  6,470
2004                           6,531
2005                           6,295
2006                           6,036
2007                           5,714
2008 and thereafter           46,923
------------------------------------
                            $ 77,969
------------------------------------

Outstanding Commitments

We had outstanding commitments as follows:

                                                                 AT DECEMBER 31,
                                                           ------------------------
(In Thousands)                                                 2002          2001
-----------------------------------------------------------------------------------
Mortgage loans - commitments to extend credit              $  675,879    $  855,358
Mortgage loans - commitments to purchase                       68,813        62,078
Home equity loans - unused lines of credit                    226,334       147,226
Consumer and commercial loans - unused lines of credit        110,602       104,476
Commitments to sell loans                                     125,538        80,561
Commitments to purchase securities                            504,016             -

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans sold in past years. The principal balance of loans sold with recourse amounted to $561.7 million at December 31, 2002 and $585.3 million at December 31, 2001. Although we do not believe that our recourse obligations subject us to risk of material loss in the future, we have established recourse reserves totaling $534,000 at December 31, 2002 and $826,000 at December 31, 2001.

We have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $48.2 million at December 31, 2002 and $53.8 million at December 31, 2001. Various agency mortgage-backed securities, with an amortized cost of $83.0 million and a fair value of $85.1 million at December 31, 2002, have been pledged as collateral.

Guarantees

In November 2002, the FASB issued FIN No. 45 which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2002, we had $474,000 in outstanding standby letters of credit which were fully collateralized.

Litigation

In the ordinary course of our business, we are routinely made defendant in or a party to a number of pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us. In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse affect on our financial condition, operating results or liquidity.

We are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain. The ultimate outcomes of such actions are uncertain and there can be no assurance that we will benefit financially from such litigation.

(13)     INCOME TAXES

Income tax expense attributable to income before cumulative effect of accounting change is summarized as follows:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
(In Thousands)                                        2002           2001           2000
------------------------------------------------------------------------------------------
Current
   Federal                                         $  104,401     $  104,710     $  99,248
   State and local                                      6,273          5,278         4,010
------------------------------------------------------------------------------------------
Total current                                         110,674        109,988       103,258
------------------------------------------------------------------------------------------
Deferred
   Federal                                             11,126          7,833        21,115
   State and local                                      1,266          2,215         9,773
------------------------------------------------------------------------------------------
Total deferred                                         12,392         10,048        30,888
------------------------------------------------------------------------------------------
Total income tax expense attributable to income
   before cumulative effect of accounting change   $  123,066     $  120,036     $ 134,146
------------------------------------------------------------------------------------------

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before cumulative effect of accounting change as a result of the following:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
(In Thousands)                                            2002          2001           2000
----------------------------------------------------------------------------------------------
Expected income tax expense at statutory federal rate  $  130,023    $  120,820     $  122,742
State and local taxes, net of federal tax benefit           4,901         4,870          5,407
Amortization of goodwill                                        -         6,677          6,677
Tax exempt income                                          (8,451)       (6,897)        (1,577)
Reversal of deferred tax valuation allowance                    -        (6,141)             -
Other, net                                                 (3,407)          707            897
----------------------------------------------------------------------------------------------
Total income tax expense attributable to income
   before cumulative effect of accounting change       $  123,066    $  120,036     $  134,146
----------------------------------------------------------------------------------------------

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                    AT DECEMBER 31,
                                                              --------------------------
(In Thousands)                                                   2002             2001
----------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforward                            $   12,318      $   19,938
   Allowances and tax reserves                                    21,699          22,234
   Compensation and benefits                                      13,234          12,901
   Tax credits                                                     3,129           3,129
   Mark-to-market - IRC Section 475                                2,567           2,567
   Net unrealized loss on securities available-for-sale                -           2,968
   Accrued acquisition related expenses                              841           2,996
   Other                                                           2,762           2,590
----------------------------------------------------------------------------------------
Total gross deferred tax assets                                   56,550          69,323
Valuation allowance                                               (3,396)         (3,396)
----------------------------------------------------------------------------------------
Deferred tax assets                                               53,154          65,927
----------------------------------------------------------------------------------------
Deferred tax liabilities:
   Book premiums in excess of tax                                 (7,727)         (7,769)
   Net unrealized gains on securities available-for-sale          (7,321)              -
   Mortgage loans                                                (25,956)        (18,857)
   Premises and equipment                                         (5,145)         (5,064)
   Basis difference in home equity investment                     (1,465)         (1,465)
   Mortgage servicing rights                                      (1,022)         (5,587)
   Other                                                             (70)           (503)
----------------------------------------------------------------------------------------
Total gross deferred tax liabilities                             (48,706)        (39,245)
----------------------------------------------------------------------------------------
Net deferred tax assets                                       $    4,448      $   26,682
----------------------------------------------------------------------------------------

We believe that future results of operations will be sufficient to enable us to recognize our net deferred tax assets. The valuation allowance for deferred tax assets of $3.4 million at December 31, 2002 relates primarily to the portion of the tax reserves which may not be realized for New York State and New York City tax purposes. At December 31, 2002, we had alternative minimum tax credit carryforwards for federal tax purposes of approximately $3.1 million. Federal income tax net operating loss carryforwards of approximately $35.2 million will expire in 2012.

Astoria Federal's retained earnings at December 31, 2002 and 2001 include base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(14)     EARNINGS PER COMMON SHARE

The following table is a reconciliation of basic and diluted EPS:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                     2002                      2001                      2000
                                           ---------------------------------------------------------------------------
                                              BASIC      DILUTED       BASIC        DILUTED       BASIC      DILUTED
(In Thousands, Except Per Share Data)          EPS        EPS(1)        EPS          EPS(2)        EPS        EPS(3)
----------------------------------------------------------------------------------------------------------------------
Income before cumulative
   effect of accounting change             $  248,429   $  248,429   $  225,154   $  225,154   $  216,549   $  216,549
Preferred dividends declared                   (6,000)      (6,000)      (6,000)      (6,000)      (6,000)      (6,000)
----------------------------------------------------------------------------------------------------------------------
                                              242,429      242,429      219,154      219,154      210,549      210,549
Cumulative effect of accounting
   change, net of tax                               -            -       (2,294)      (2,294)           -            -
----------------------------------------------------------------------------------------------------------------------
Net income available to common
   shareholders                            $  242,429   $  242,429   $  216,860   $  216,860   $  210,549   $  210,549
----------------------------------------------------------------------------------------------------------------------
Total weighted average basic
   common shares outstanding                   83,515       83,515       90,450       90,450       95,906       95,906
Effect of dilutive securities:
   Options                                          -        1,405            -        1,724            -        1,529
----------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                   83,515       84,920       90,450       92,174       95,906       97,435
----------------------------------------------------------------------------------------------------------------------
Earnings per common share:
Income before cumulative effect
   of accounting change                    $     2.90   $     2.85   $     2.43   $     2.38   $     2.20   $     2.16
Cumulative effect of accounting
   change, net of tax                               -            -        (0.03)       (0.03)           -            -
----------------------------------------------------------------------------------------------------------------------
Net earnings per common share              $     2.90   $     2.85   $     2.40   $     2.35   $     2.20   $     2.16
----------------------------------------------------------------------------------------------------------------------

(1) Options to purchase 30,000 shares of common stock at $29.88 per share were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2002.

(2) Options to purchase 514,304 shares of common stock at prices between $28.31 per share and $29.88 per share were outstanding as of December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2001.

(3) Options to purchase 3,096,204 shares of common stock at prices between $16.13 per share and $29.88 per share were outstanding as of December 31, 2000, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2000.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(15)     COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss) at December 31, 2002 and 2001 and the changes during the year ended December 31, 2002 are as follows:

                                                                        AT           CURRENT         AT
                                                                    DECEMBER 31,     PERIOD      DECEMBER 31,
(In Thousands)                                                          2001         CHANGE          2002
-------------------------------------------------------------------------------------------------------------
Net unrealized gain on securities available-for-sale                $     7,125    $     5,340   $     12,465
Net unrealized loss on securities transferred to held-to-maturity        (9,092)         8,317           (775)
Net unrealized loss on cash flow hedging instrument                           -         (1,871)        (1,871)
Minimum pension liability adjustment                                          -            (19)           (19)
--------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive (loss) income                       $    (1,967)   $    11,767   $      9,800
--------------------------------------------------------------------------------------------------------------

The components of comprehensive income, other than net income, are as follows:

                                                                          BEFORE TAX         TAX          AFTER TAX
(In Thousands)                                                              AMOUNT    (EXPENSE) BENEFIT     AMOUNT
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2002
Net unrealized gains on securities available-for-sale:
   Net unrealized holding gains on securities arising during the year     $   20,002      $   (7,459)     $   12,543
   Reclassification adjustment for gains included in net income              (10,772)          3,569          (7,203)
                                                                          ------------------------------------------
                                                                               9,230          (3,890)          5,340
Amortization of net unrealized loss on securities transferred to
   held-to-maturity                                                           14,350          (6,033)          8,317
Net unrealized loss on derivative accounted for as cash flow hedge:
   Unrealized loss arising during the year                                    (3,297)          1,386          (1,911)
   Reclassification adjustment for losses included in net income                  69             (29)             40
                                                                          ------------------------------------------
                                                                              (3,228)          1,357          (1,871)
Minimum pension liability adjustment                                             (32)             13             (19)
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                $   20,320      $   (8,553)     $   11,767
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2001
Net unrealized holding gains on securities arising during the year        $  198,905      $  (83,814)     $  115,091
Amortization of net unrealized loss on securities transferred
   to held-to-maturity                                                         6,875          (2,890)          3,985
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                $  205,780      $  (86,704)     $  119,076
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000
Net unrealized holding gains on securities arising during the year
   and other comprehensive income                                         $  396,251      $ (173,096)     $  223,155
--------------------------------------------------------------------------------------------------------------------

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(16)     BENEFIT PLANS

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefits plan.

                                                                                              OTHER POSTRETIREMENT
                                                              PENSION BENEFITS                      BENEFITS
                                                          -------------------------        -------------------------
                                                          AT OR FOR THE YEAR ENDED          AT OR FOR THE YEAR ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                          -------------------------        -------------------------
(In Thousands)                                               2002           2001              2002            2001
-----------------------------------------------------------------------------------        -------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                  $  132,879      $  126,537        $  13,446        $  12,566
    Service cost                                              2,142           1,925              305              187
    Interest cost                                             9,263           8,979            1,031              895
    Amendments                                                 (185)              -                -                -
    Actuarial loss                                            9,969           3,640            2,146            1,060
    Benefits paid                                            (8,932)         (8,202)          (1,408)          (1,262)
---------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                           145,136         132,879           15,520           13,446
---------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year              152,554         170,787                -                -
    Actual return on plan assets                            (15,576)        (10,482)               -                -
    Employer contribution                                       847             451            1,408            1,262
    Benefits paid                                            (8,932)         (8,202)          (1,408)          (1,262)
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                    128,893         152,554                -                -
---------------------------------------------------------------------------------------------------------------------
Funded status                                               (16,243)         19,675          (15,520)         (13,446)
Unrecognized net actuarial loss (gain)                       44,349           6,985           (3,742)          (6,107)
Unrecognized prior service cost                               1,015           1,360              205              246
Unrecognized transition asset                                  (139)           (243)               -                -
---------------------------------------------------------------------------------------------------------------------
Net amount recognized                                    $   28,982      $   27,777        $ (19,057)       $ (19,307)
---------------------------------------------------------------------------------------------------------------------
Amounts recognized in the consolidated
    statements of financial condition consist of:
Prepaid benefit cost                                     $   43,003      $   41,069        $       -        $       -
Accrued benefit liability                                   (14,248)        (13,471)         (19,057)         (19,307)
Intangible asset                                                195             179                -                -
Accumulated other comprehensive loss (pre-tax basis)             32               -                -                -
---------------------------------------------------------------------------------------------------------------------
Net amount recognized                                    $   28,982      $   27,777        $ (19,057)       $ (19,307)
---------------------------------------------------------------------------------------------------------------------

                                                                      EXPECTED RETURN               RATE OF
WEIGHTED-AVERAGE ASSUMPTIONS:                   DISCOUNT RATE          ON PLAN ASSETS       COMPENSATION  INCREASE
                                               ---------------         -------------        ----------------------
                                               2002       2001         2002     2001            2002       2001
                                               ----       ----         ----     ----            ----       ----
PENSION BENEFIT PLANS:
Astoria Federal Pension Plan                   6.75%      7.25%        8.00%    8.00%           5.00%      5.00%
Astoria Federal Excess Benefit and
    Supplemental Benefit Plans                 6.00       6.00          N/A      N/A            8.00       8.00
Astoria Federal Directors' Retirement Plan     6.00       6.00          N/A      N/A            4.00       4.00
The Greater Directors' Retirement Plan         6.00       6.00          N/A      N/A             N/A        N/A
LIB Directors' Retirement Plan                 6.00       6.00          N/A      N/A             N/A        N/A

OTHER POSTRETIREMENT BENEFIT PLAN:
Astoria Federal Retiree Health Care Plan       6.75       7.25          N/A      N/A             N/A        N/A

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

For measurement purposes for the Astoria Federal Retiree Health Care Plan, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0% for 2009 and remain at that level thereafter.

The components of net periodic (benefit) cost are as follows:

                                                                                               OTHER POSTRETIREMENT
                                                       PENSION BENEFITS                              BENEFITS
                                             -----------------------------------        ---------------------------------
                                                FOR THE YEAR ENDED DECEMBER 31,           FOR THE YEAR ENDED DECEMBER 31,
                                             -----------------------------------        ---------------------------------
(In Thousands)                                  2002          2001         2000          2002           2001        2000
--------------------------------------------------------------------------------        ---------------------------------
Service cost                                 $   2,142    $   1,925    $   1,674        $  305         $  187      $  201
Interest cost                                    9,263        8,979        8,661         1,031            895         915
Expected return on plan assets                 (11,866)     (13,331)     (13,676)            -              -           -
Amortization of prior service cost (benefit)       161         (403)        (525)           41             41          41
Recognized net actuarial loss (gain)                46         (367)      (2,193)         (219)          (437)       (541)
Amortization of transition asset                  (104)        (104)        (104)            -              -           -
--------------------------------------------------------------------------------        ---------------------------------
Net periodic (benefit) cost                  $    (358)   $  (3,301)   $  (6,163)       $1,158         $  686      $  616
--------------------------------------------------------------------------------        ---------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                            ONE PERCENTAGE     ONE PERCENTAGE
(In Thousands)                                              POINT INCREASE     POINT DECREASE
---------------------------------------------------------------------------------------------
Effect on total service and interest cost components           $   155            $   (124)
Effect on the postretirement benefit obligation                  1,248              (1,023)

Included in the tables of Pension Benefits on page 97 and above are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors' Retirement Plan, The Greater Directors' Retirement Plan and the LIB Directors' Retirement Plan, which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

                                                      AT DECEMBER 31,
                                                 -------------------------
(In Thousands)                                      2002           2001
--------------------------------------------------------------------------
Projected benefit obligation                     $  16,324       $  14,665
Accumulated benefit obligation                      11,776          10,955

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, not to exceed $11,000 for the calendar year ended December 31, 2002. Matching contributions, if any, may be made at the discretion of Astoria Federal. No such contributions were made for 2002, 2001 and 2000. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan. To fund the purchase of the ESOP shares, the ESOP borrowed funds from us. The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds. Astoria Federal makes scheduled discretionary contributions to fund debt service. Astoria Federal's contributions, prior to 2010, may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends. Dividends paid on unallocated shares, which reduced Astoria Federal's contribution to the ESOP, totaled $4.1 million for the year ended December 31, 2002 and $3.5 million for the year ended December 31, 2001. The ESOP loans had an aggregate outstanding principal balance of $35.7 million at December 31, 2002 and $37.2 million at December 31, 2001.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 345,518 for the year ended December 31, 2002, 279,546 for the year ended December 31, 2001 and 351,442 for the year ended December 31, 2000. As of December 31, 2002, 5,018,500 shares which had a fair value of $136.3 million remain unallocated. In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution totaled $1.4 million for the year ended December 31, 2002, $1.3 million for the year ended December 31, 2001 and $1.0 million for the year ended December 31, 2000, and will total not less than $1.2 million each year through 2009. After 2009, an annual cash contribution equal to all dividends paid on unallocated shares remaining will be made through the maturity or repayment of the loans.

We recorded compensation expense relating to the ESOP of $11.7 million for the year ended December 31, 2002, $9.3 million for the year ended December 31, 2001 and $6.3 million for the year ended December 31, 2000, which was equal to the shares allocated by the ESOP multiplied by the average estimated fair value of our common stock during the year of allocation, plus the cash contribution made to participant accounts.

(17)     STOCK OPTION PLANS

In 1999, we adopted the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, or the 1999 Employee Option Plan, and the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors' Option Plan. As a result of the adoption of these option plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for issuance under the 1999 Employee Option Plan was 5,000,000 and the number of shares reserved for issuance under the 1999 Directors' Option Plan was 350,000. Remaining shares reserved for issuance of future grants under the employee and directors' option plans were 520,400 shares at December 31, 2002, 1,949,500 shares at December 31, 2001 and 3,044,200 shares at December 31, 2000.

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

Activity in our option plans is summarized as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------
                                                   2002                    2001                     2000
                                         ------------------------------------------------------------------------
                                                      WEIGHTED                  WEIGHTED                 WEIGHTED
                                                       AVERAGE                   AVERAGE                  AVERAGE
                                           NUMBER     EXERCISE      NUMBER      EXERCISE      NUMBER     EXERCISE
                                         OF OPTIONS     PRICE     OF OPTIONS     PRICE      OF OPTIONS    PRICE
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:         6,893,950   $  17.59     7,657,202   $  14.95     7,669,230   $   12.34
Granted                                   1,429,100      27.03     1,094,700      25.21     1,182,400       24.24
Forfeited                                    (2,800)    (24.84)      (58,890)    (21.36)     (130,216)     (19.83)
Expired                                    (151,802)     (6.91)         (116)    (19.19)      (11,490)     (24.34)
Exercised                                (1,326,564)     (8.94)   (1,798,946)    (10.86)   (1,052,722)      (5.66)
                                         ----------               ----------                ---------
Outstanding at end of year                6,841,884      21.48     6,893,950      17.59     7,657,202       14.95
                                         ==========               ==========                =========
Options exercisable at end of year        2,451,284                3,314,250                5,003,602

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

The following table summarizes information about our stock options outstanding at December 31, 2002:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ------------------------------------------------    ----------------------------
                                          WEIGHTED             WEIGHTED                        WEIGHTED
                           NUMBER     AVERAGE REMAINING        AVERAGE          NUMBER         AVERAGE
EXERCISE PRICES           OF OPTIONS  CONTRACTUAL LIFE      EXERCISE PRICE    OF OPTIONS    EXERCISE PRICE
----------------------------------------------------------------------------------------------------------
$  5.00 to $14.62           991,622       1.99 years          $  8.02           971,622      $   7.92
  14.94 to  21.06         1,192,830       6.24                  15.91           327,030         18.48
  22.53 to  24.84         1,653,248       7.33                  24.13           576,248         22.79
  25.16 to  25.44         1,126,700       8.66                  25.25            84,000         25.22
  27.00 to  29.88         1,877,484       8.74                  27.52           492,384         29.00
                          ---------                                           ---------
$  5.00 to $29.88         6,841,884       6.97                  21.48         2,451,284         17.65
                          =========                                           =========

The following table summarizes the weighted-average fair value of stock options granted. The weighted-average fair value of options was calculated to determine the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------------
                                    2002                       2001                           2000
                          ----------------------------------------------------------------------------------
                                         WEIGHTED                     WEIGHTED                      WEIGHTED
                           OPTIONS        AVERAGE      OPTIONS         AVERAGE      OPTIONS         AVERAGE
                           GRANTED      FAIR VALUE     GRANTED       FAIR VALUE     GRANTED       FAIR VALUE
------------------------------------------------------------------------------------------------------------
Employees                 1,385,100                   1,042,700                    1,138,400
Outside directors            44,000                      52,000                       44,000
                          ---------                   ---------                    ---------
                          1,429,100      $  5.85      1,094,700       $  6.48      1,182,400       $  6.48
                          =========      =======      =========       =======      =========       =======

The weighted-average fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       FOR THE YEAR ENDED DECEMBER 31,
                                   ---------------------------------------
                                    2002          2001            2000
                                   ---------------------------------------
Dividend yield                      2.94%         2.35%         2.10%
Expected stock price volatility    26.21         26.06         26.50
Risk-free interest rate based
  upon equivalent-term U.S.
  Treasury rates                    3.29          4.45          4.77
Expected option lives               5.97 years    5.96 years    5.96 years

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

(18)     REGULATORY MATTERS

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2002, Astoria Federal was in compliance with all regulatory capital requirements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

The following table sets forth the regulatory capital calculations for Astoria Federal.

                                                        AT DECEMBER 31, 2002
                           -----------------------------------------------------------------------------
                            CAPITAL                      ACTUAL                       EXCESS
(Dollars in Thousands)     REQUIREMENT       %           CAPITAL        %             CAPITAL         %
--------------------------------------------------------------------------------------------------------
Tangible                   $  318,529      1.50%       $ 1,536,305     7.23%        $ 1,217,776     5.73%
Leverage                      849,412      4.00          1,536,305     7.23             686,893     3.23
Risk-based                    839,271      8.00          1,619,851    15.44             780,580     7.44

                                                        AT DECEMBER 31, 2001
                           -----------------------------------------------------------------------------
                            CAPITAL                       ACTUAL                      EXCESS
(Dollars in Thousands)     REQUIREMENT       %           CAPITAL        %             CAPITAL         %
--------------------------------------------------------------------------------------------------------
Tangible                   $  334,030      1.50%       $ 1,309,138     5.88%        $   975,108     4.38%
Leverage                      890,747      4.00          1,309,138     5.88             418,391     1.88
Risk-based                    809,311      8.00          1,391,423    13.75             582,112     5.75

Astoria Federal's Tier I risked-based capital ratio was 14.64% at December 31, 2002 and 12.94% at December 31, 2001.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Deposit Insurance Corporation shall be considered a "well capitalized" institution. As of December 31, 2002 and 2001, Astoria Federal was a "well capitalized" institution.

(19)     FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of our financial instruments are most commonly derived from quoted market prices available in formal trading marketplaces. In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces. Accordingly, in cases where quoted market prices are not available, fair values are derived or estimated based on a variety of valuation techniques. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value. As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

         The following table summarizes the carrying amounts and estimated fair values of our financial instruments.

                                                            AT DECEMBER 31,
                                   -----------------------------------------------------------------
                                              2002                               2001
                                   -----------------------------------------------------------------
                                     CARRYING          ESTIMATED         CARRYING         ESTIMATED
(In Thousands)                        AMOUNT          FAIR VALUE          AMOUNT          FAIR VALUE
-------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Federal funds sold and
    repurchase agreements          $    510,252      $     510,252     $  1,309,164      $  1,309,164
  Securities available-for-sale       2,792,581          2,792,581        3,549,183         3,549,183
  Securities held-to-maturity         5,041,257          5,100,565        4,463,928         4,468,200
  FHLB-NY stock                         247,550            247,550          250,450           250,450
  Loans held-for-sale                    62,669             63,870           43,390            43,927
  Loans receivable, net              11,975,815         12,548,717       12,084,976        12,401,177
  MSR, net                               20,411             20,413           35,295            41,967
  Interest rate caps                         95                 95            3,394             3,394
  Interest rate swaps                     2,998              2,998                -                 -

FINANCIAL LIABILITIES:
  Deposits                           11,067,196         11,279,584       10,903,693        11,035,102
  Borrowed funds, net                 8,821,180          9,466,988        9,821,795        10,285,616

         Methods and assumptions used to estimate fair values are as follows:

         Federal funds sold and repurchase agreements
         The carrying amounts of federal funds sold and repurchase agreements approximate fair values since all mature in one month or less.

         Securities available-for-sale and held-to-maturity
         Fair values for securities are based on published or securities dealers' estimated market values.

         FHLB-NY stock
         The carrying amount of FHLB-NY stock equals cost. The fair value of FHLB-NY stock approximates the carrying amount.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

MSR, net
The fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market driven data.

Interest rate caps and swaps
Fair values for interest rate caps and swaps are based on securities dealers' estimated market values.

Deposits
The fair values of deposits with no stated maturity, such as savings accounts, NOW accounts, money market accounts and demand deposits, are equal to the amount payable on demand. The fair values of certificates of deposit are based on discounted contractual cash flows using rates which approximate the rates we offer for deposits of similar remaining maturities.

Borrowed funds, net
Fair value estimates are based on securities dealers' estimated market values, when available, or discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Outstanding commitments
Outstanding commitments include (1) commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers, (2) commitments to sell residential mortgage loans for which fair values were estimated based on current secondary market prices for commitments with similar terms and (3) commitments to purchase securities for which fair values were based on securities dealers' estimated market values. Due to the short-term nature of our outstanding commitments, the fair values of these commitments are immaterial to our financial condition.

(20)     CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed parent company only financial statements reflect our investments in our wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc. using the equity method of accounting:

ASTORIA FINANCIAL CORPORATION - CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                     AT DECEMBER 31,
                                                                        --------------------------------------
(In Thousands)                                                             2002                        2001
--------------------------------------------------------------------------------------------------------------
Assets:
  Cash                                                                  $         3                $     3,315
  Federal funds sold and repurchase agreements                              279,867                    248,374
  Other securities available-for-sale                                           143                        135
  ESOP loans receivable                                                      35,662                     37,176
  Accrued interest receivable                                                    22                         84
  Other assets                                                                3,506                      7,295
  Investment in Astoria Federal                                           1,742,031                  1,506,548
  Investment in Astoria Capital Trust I                                       3,929                      3,929
  Investment in AF Insurance Agency, Inc.                                     1,210                        616
--------------------------------------------------------------------------------------------------------------
Total assets                                                            $ 2,066,373                $ 1,807,472
--------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity:
  Other borrowings                                                      $   476,046                $   226,173
  Other liabilities                                                           3,980                      6,635
  Dividends payable                                                           2,000                      2,000
  Amounts due to subsidiaries                                                30,349                     30,078
  Stockholders' equity                                                    1,553,998                  1,542,586
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $ 2,066,373                $ 1,807,472
--------------------------------------------------------------------------------------------------------------

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

ASTORIA FINANCIAL CORPORATION - CONDENSED STATEMENTS OF INCOME

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
(In Thousands)                                                    2002              2001              2000
------------------------------------------------------------------------------------------------------------
Interest income:
  Federal funds sold, repurchase
    agreements and other securities                            $   2,990         $    2,837         $  2,171
  ESOP loans receivable                                            2,226              2,292            2,533
------------------------------------------------------------------------------------------------------------
Total interest income                                              5,216              5,129            4,704
Interest expense on borrowed funds                                22,644             18,861           17,213
------------------------------------------------------------------------------------------------------------
Net interest expense                                              17,428             13,732           12,509
------------------------------------------------------------------------------------------------------------
Non-interest income                                                1,330                  -                -
Cash dividends from subsidiaries                                  60,377            502,935          137,630
------------------------------------------------------------------------------------------------------------
Non-interest expense:
  Compensation and benefits                                        1,521              1,380            2,058
  Other                                                            1,721              1,554            1,853
------------------------------------------------------------------------------------------------------------
Total non-interest expense                                         3,242              2,934            3,911
------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed (overdistributed) earnings of subsidiaries        41,037            486,269          121,210
Income tax benefit                                                 7,885              6,757            6,661
------------------------------------------------------------------------------------------------------------
Income before equity in undistributed (overdistributed)
  earnings of subsidiaries                                        48,922            493,026          127,871
------------------------------------------------------------------------------------------------------------
Equity in undistributed (overdistributed) earnings
  of subsidiaries (1)                                            199,507           (270,166)          88,678
------------------------------------------------------------------------------------------------------------
Net income                                                     $ 248,429         $  222,860         $216,549
------------------------------------------------------------------------------------------------------------

(1) The equity in overdistributed earnings of subsidiaries for the year ended December 31, 2001 represents dividends paid to us in excess of our subsidiaries' current year earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

ASTORIA FINANCIAL CORPORATION - CONDENSED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
(In Thousands)                                                          2002           2001            2000
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $   248,429      $  222,860      $  216,549
  Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in (undistributed) overdistributed earnings of
        subsidiaries                                                  (199,507)        270,166         (88,678)
     Decrease (increase) in accrued interest receivable                     62             (57)              1
     Amortization of premiums and deferred costs                           512             589             712
     Decrease (increase) in other assets net of other liabilities
        and amounts due subsidiaries                                     7,654           5,777          (5,461)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               57,150         499,335         123,123
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Principal payments on ESOP loans receivable                            1,514           1,022           1,281
  Proceeds from maturities of securities available-for sale                  -             500               -
  Investment in AF Insurance Agency, Inc.                                    -               -             (10)
--------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                1,514           1,522           1,271
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in other borrowings                          246,433          59,030            (850)
  Cash paid for cash flow hedging instrument                            (3,297)              -               -
  Repurchase of common stock                                          (211,103)       (289,087)        (84,553)
  Cash received for options exercised                                   11,742          19,099           5,797
  Cash dividends paid to stockholders                                  (74,258)        (64,752)        (57,889)
--------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                  (30,483)       (275,710)       (137,495)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    28,181         225,147         (13,101)
Cash and cash equivalents at beginning of the year                     251,689          26,542          39,643
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                       $   279,870      $  251,689      $   26,542
--------------------------------------------------------------------------------------------------------------

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                           ----------------------------------------------------
                                                             FIRST         SECOND        THIRD         FOURTH
(In Thousands, Except Per Share Data)                       QUARTER       QUARTER       QUARTER        QUARTER
---------------------------------------------------------------------------------------------------------------
Interest income                                            $  330,890    $  326,275    $  313,380    $  295,717
Interest expense                                              215,963       203,906       197,256       184,713
---------------------------------------------------------------------------------------------------------------
Net interest income                                           114,927       122,369       116,124       111,004
Provision for loan losses                                       1,004         1,002           301             -
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           113,923       121,367       115,823       111,004
Non-interest income                                            26,960        24,328        25,212        30,907
---------------------------------------------------------------------------------------------------------------
Total income                                                  140,883       145,695       141,035       141,911
---------------------------------------------------------------------------------------------------------------
General and administrative expense                             48,129        50,275        48,582        48,841
Extinguishment of debt                                              -             -             -         2,202
---------------------------------------------------------------------------------------------------------------
Income before income tax expense                               92,754        95,420        92,453        90,868
Income tax expense                                             31,536        31,489        30,237        29,804
---------------------------------------------------------------------------------------------------------------
Net income                                                 $   61,218    $   63,931    $   62,216    $   61,064
---------------------------------------------------------------------------------------------------------------
Basic earnings per common share                            $     0.70    $     0.74    $     0.73    $     0.73
Diluted earnings per common share                          $     0.69    $     0.73    $     0.72    $     0.73

                                                                   FOR THE YEAR ENDED DECEMBER 31, 2001
                                                           ----------------------------------------------------
                                                             FIRST         SECOND        THIRD         FOURTH
(In Thousands, Except Per Share Data)                       QUARTER        QUARTER      QUARTER       QUARTER
---------------------------------------------------------------------------------------------------------------
Interest income                                            $  372,553    $  362,989    $  358,721    $  344,300
Interest expense                                              252,296       247,980       247,600       233,729
---------------------------------------------------------------------------------------------------------------
Net interest income                                           120,257       115,009       111,121       110,571
Provision for loan losses                                       1,002         1,023         1,001         1,002
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           119,255       113,986       110,120       109,569
Non-interest income                                            19,597        23,786        24,090        22,632
---------------------------------------------------------------------------------------------------------------
Total income                                                  138,852       137,772       134,210       132,201
---------------------------------------------------------------------------------------------------------------
General and administrative expense                             45,721        45,329        43,646        44,071
Amortization of goodwill                                        4,770         4,769         4,770         4,769
---------------------------------------------------------------------------------------------------------------
Income before income tax expense and cumulative
   effect of accounting change                                 88,361        87,674        85,794        83,361
Income tax expense                                             31,651        30,489        29,342        28,554
---------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change           56,710        57,185        56,452        54,807
Cumulative effect of accounting change, net of tax             (2,294)            -             -             -
---------------------------------------------------------------------------------------------------------------
Net income                                                 $   54,416    $   57,185    $   56,452    $   54,807
---------------------------------------------------------------------------------------------------------------
Basic earnings per common share:
   Income before accounting change                         $     0.60    $     0.61    $     0.61    $     0.62
   Cumulative effect of accounting change, net of tax           (0.03)            -             -             -
---------------------------------------------------------------------------------------------------------------
   Net basic earnings per common share                     $     0.57    $     0.61    $     0.61    $     0.62
Diluted earnings per common share:
   Income before accounting change                         $     0.58    $     0.59    $     0.60    $     0.61
   Cumulative effect of accounting change, net of tax           (0.03)            -             -             -
---------------------------------------------------------------------------------------------------------------
   Net diluted earnings per common share                   $     0.55    $     0.59    $     0.60    $     0.61

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                INDEX OF EXHIBITS

EXHIBIT                         IDENTIFICATION OF EXHIBIT

2.1 Agreement and Plan of Merger dated as of the 2nd day of April 1998 by and between Astoria Financial Corporation and Long Island Bancorp, Inc., as amended. (1)

3.1 Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998. (2)

3.2      Bylaws of Astoria Financial Corporation. (3)

4.1      Astoria Financial Corporation Specimen Stock Certificate. (4)

4.2      Federal Stock Charter of Astoria Federal Savings and Loan Association.
         (5)

4.3      Bylaws of Astoria Federal Savings and Loan Association, as amended. (5)

4.4 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. (6)

4.5 Amended Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. (7)

4.6 Rights Agreement between Astoria Financial Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. (6)

4.7 Amendment No. 1 to Rights Agreement, dated as of April 2, 1998 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C. (1)

4.8 Amendment No. 2 to Rights Agreement, dated as of September 15, 1999 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent. (8)

4.9      Form of Rights Certificate. (6)

4.10 Certificate of Designations, Preferences and Rights of 12% Noncumulative, Perpetual Preferred Stock, Series B. (9)

4.11 Astoria Financial Corporation Specimen 12% Noncumulative, Perpetual Preferred Stock, Series B Certificate. (10)

4.12 Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (11)

4.13     Form of Certificate of Junior Subordinated Debenture. (11)

4.14     Form of Certificate of Exchange Junior Subordinated Debenture. (11)

EXHIBIT                         IDENTIFICATION OF EXHIBIT

4.15 Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (11)

4.16 Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (11)

4.17 Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (11)

4.18     Form of Exchange Capital Security Certificate for Astoria Capital Trust
         I. (11)

4.19 Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (11)

4.20 Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (11)

4.21     Form of Capital Security Certificate of Astoria Capital Trust I. (11)

4.22 Indenture between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, dated as of October 16, 2002, relating to the Senior Notes due 2012. (12)

4.23     Form of 5.75% Senior Note due 2012, Series B. (12)

4.24 Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (13)

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

EXHIBIT                         IDENTIFICATION OF EXHIBIT

10.7 Pledge Agreement made as of January 1, 2000 by and between The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial Corporation. (5)

         Exhibits 10.8 through 10.46 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

10.8 Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors' Retirement Plan, as amended and restated effective February 21, 1996. (14)

10.9 The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as amended. (3)

10.10    Astoria Financial Corporation Death Benefit Plan for Outside Directors.
         (14)

10.11 Deferred Compensation Plan for Directors of Astoria Financial Corporation. (14)

10.12 Astoria Financial Corporation 1993 Incentive Stock Option Plan, as amended. (10)

10.13 Astoria Financial Corporation 1993 Stock Option Plan For Outside Directors, as amended. (10)

10.14 1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended. (10)

10.15 1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended. (10)

10.16 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation. (15)

10.17 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation. (15)

10.18 Amendment to Section 4.5 of the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation. (5)

10.19 Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (3)

10.20    Astoria Financial Corporation Executive Officer Annual Incentive Plan.
         (15)

10.21 Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (16)

EXHIBIT                         IDENTIFICATION OF EXHIBIT

10.22 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (16)

10.23 Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (16)

10.24 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (16)

10.25 Employment Termination and Release Agreement by and among John J. Conefry, Jr., Astoria Federal Savings and Loan Association and Astoria Financial Corporation. (5)

10.26 Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg dated as of January 1, 2000. (16)

10.27 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000. (16)

10.28 Astoria Financial Corporation Amended and Restated Employment Agreement with Thomas W. Drennan dated as of January 1, 2000. (16)

10.29 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Thomas W. Drennan, dated as of January 1, 2000. (16)

10.30 Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman dated as of January 1, 2000. (16)

10.31 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000.
         (16)

10.32 Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston dated as of January 1, 2000. (16)

10.33 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000. (16)

10.34 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (16)

10.35 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. Destefano. (16)

EXHIBIT                         IDENTIFICATION OF EXHIBIT

10.36 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Frank E. Fusco. (16)

10.37 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Gary T. McCann. (16)

10.38 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (16)

10.39 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (16)

10.40 Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Harold R. Leistmann. (5)

10.41 Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (5)

10.42    Retirement Medical and Dental Benefit Policy for Senior Officers. (10)

10.43 Form of Option Conversion Agreement by and between Astoria Financial Corporation and Former Officer or Director of Long Island Bancorp, Inc. dated September 30, 1998. (17)

10.44 Option Conversion Certificates of Robert J. Conway, Lawrence W. Peters, Leo J. Waters and Donald D. Wenk. (3)

10.45 Trust Agreement, dated as of January 31, 1995 between Astoria Financial Corporation and State Street Bank and Trust Company. (18)

10.46 Option Conversion Agreement by and between Astoria Financial Corporation and Gerard C. Keegan. (10)

11.1     Statement regarding computation of earnings per share. (*)

12.1     Statement regarding computation of ratios. (*)

21.1     Subsidiaries of Astoria Financial Corporation. (*)

23       Consent of Independent Auditors. (*)

99.1     Written Statement of Chief Executive Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (*)

99.2     Written Statement of Chief Financial Officer furnished pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (*)

99.3 Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003, which will be filed with the SEC within 120 days from December 31, 2002, is incorporated herein by reference.

* Filed herewith. Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the SEC website: www.sec.gov/edaux/searches.htm.

(1) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K/A, dated April 2, 1998, filed with the Securities and Exchange Commission on April 10, 1998, as amended by the First Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998 and the Second Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 10, 1998.

(2) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on September 10, 1998.

(3) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999.

(4) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

(5) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 26, 2001.

(6) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form 8-K/A dated July 17, 1996, filed with the Securities and Exchange Commission on July 23, 1996.

(7) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002.

(8) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 13, 1999.

(9) Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on June 24, 1997.

(10) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.

(11) Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on February 18, 2000.

(12) Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on December 6, 2002.

(13) Incorporated by reference to Form 424B3 Prospectus Supplement, filed with the Securities and Exchange Commission on February 1, 2000.

(14) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996.

(15) Incorporated by reference to Astoria Financial Corporation's Form 14-A Definitive Proxy Statement filed on April 8, 1999.

(16) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000.

(17) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form S-8, dated September 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998.

(18) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K, dated January 31, 1995, filed with the Securities and Exchange Commission on February 10, 1995.