Form 10-Q
period 2003-03-31
ASTORIA FINANCIAL CORP
filed 2003-05-12
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock             Number of Shares Outstanding, April 30, 2003
-----------------------             --------------------------------------------
     .01 Par Value                                    82,348,219

                         PART I -- FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.          Financial Statements (Unaudited):

                 Consolidated Statements of Financial Condition at March 31, 2003      2
                 and December 31, 2002

                 Consolidated Statements of Income for the Three Months Ended          3
                 March 31, 2003 and March 31, 2002

                 Consolidated Statement of Changes in Stockholders' Equity for the     4
                 Three Months Ended March 31, 2003

                 Consolidated Statements of Cash Flows for the Three Months Ended      5
                 March 31, 2003 and March 31, 2002

                 Notes to Consolidated Financial Statements                            6

Item 2.          Management's Discussion and Analysis of Financial Condition and       8
                 Results of Operations

Item 3.          Quantitative and Qualitative Disclosures about Market Risk           30

Item 4.          Controls and Procedures                                              34

                          PART II -- OTHER INFORMATION

Item 1.          Legal Proceedings                                                    34

Item 2.          Changes in Securities and Use of Proceeds                            34

Item 3.          Defaults Upon Senior Securities                                      34

Item 4.          Submission of Matters to a Vote of Security Holders                  34

Item 5.          Other Information                                                    34

Item 6.          Exhibits and Reports on Form 8-K                                     35

Signatures                                                                            35

Certifications                                                                        36

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)

                                                                                       At            At
                                                                                   March 31,    December 31,
(In Thousands, Except Share Data)                                                     2003          2002
                                                                                  -----------   ------------
ASSETS:
Cash and due from banks                                                           $   128,425   $   167,605
Federal funds sold and repurchase agreements                                          205,657       510,252
Available-for-sale securities:
   Encumbered                                                                       1,573,208     2,096,619
   Unencumbered                                                                       974,713       695,962
                                                                                  -----------   -----------
                                                                                    2,547,921     2,792,581
Held-to-maturity securities, fair value of $6,653,745 and
   $5,100,565, respectively:
   Encumbered                                                                       4,550,759     4,059,947
   Unencumbered                                                                     2,011,691       981,310
                                                                                  -----------   -----------
                                                                                    6,562,450     5,041,257
Federal Home Loan Bank of New York stock, at cost                                     296,600       247,550
Loans held-for-sale, net                                                               49,439        62,669
Loans receivable:
   Mortgage loans, net                                                             11,478,063    11,680,160
   Consumer and other loans, net                                                      394,720       379,201
                                                                                  -----------   -----------
                                                                                   11,872,783    12,059,361
   Allowance for loan losses                                                          (83,454)      (83,546)
                                                                                  -----------   -----------
Loans receivable, net                                                              11,789,329    11,975,815
Mortgage servicing rights, net                                                         17,624        20,411
Accrued interest receivable                                                            92,946        88,908
Premises and equipment, net                                                           159,899       157,297
Goodwill                                                                              185,151       185,151
Bank owned life insurance                                                             364,097       358,898
Other assets                                                                           91,250        89,435
                                                                                  -----------   -----------
Total assets                                                                      $22,490,788   $21,697,829
                                                                                  ===========   ===========

LIABILITIES:
Deposits:
   Savings                                                                        $ 2,873,168   $ 2,832,291
   Money market                                                                     1,496,743     1,698,552
   NOW and demand deposit                                                           1,472,183     1,383,315
   Certificates of deposit                                                          5,416,023     5,153,038
                                                                                  -----------   -----------
Total deposits                                                                     11,258,117    11,067,196
Reverse repurchase agreements                                                       6,435,000     6,285,000
Federal Home Loan Bank of New York advances                                         2,474,000     2,064,000
Other borrowings, net                                                                 475,739       472,180
Mortgage escrow funds                                                                 144,880       104,353
Accrued expenses and other liabilities                                                158,456       151,102
                                                                                  -----------   -----------
Total liabilities                                                                  20,946,192    20,143,831

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,225,000 shares authorized and -0- shares issued and outstanding)            --            --
   Series B (2,000,000 shares authorized, issued and outstanding)                       2,000         2,000
Common stock, $.01 par value; (200,000,000 shares authorized;
   110,996,592 shares issued; and 82,855,757 and 84,805,817 shares
   outstanding, respectively)                                                           1,110         1,110
Additional paid-in capital                                                            842,837       840,186
Retained earnings                                                                   1,404,570     1,368,062
Treasury stock (28,140,835 and 26,190,775 shares, at cost, respectively)             (689,310)     (639,579)
Accumulated other comprehensive income                                                 10,463         9,800
Unallocated common stock held by ESOP (4,926,258 and 5,018,500
   shares, respectively)                                                              (27,074)      (27,581)
                                                                                  -----------   -----------
Total stockholders' equity                                                          1,544,596     1,553,998
                                                                                  -----------   -----------

Total liabilities and stockholders' equity                                        $22,490,788   $21,697,829
                                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                               For the Three Months Ended March 31,
                                                               ------------------------------------
(In Thousands, Except Share Data)                                        2003          2002
                                                                     -----------   -----------
Interest income:
   Mortgage loans                                                    $   173,145   $   202,798
   Consumer and other loans                                                4,772         3,802
   Mortgage-backed securities                                             94,048       100,496
   Other securities                                                        9,849        19,656
   Federal funds sold and repurchase agreements                              752         4,138
                                                                     -----------   -----------
Total interest income                                                    282,566       330,890
                                                                     -----------   -----------
Interest expense:
   Deposits                                                               58,241        78,227
   Borrowed funds                                                        115,317       137,736
                                                                     -----------   -----------
Total interest expense                                                   173,558       215,963
                                                                     -----------   -----------
Net interest income                                                      109,008       114,927
Provision for loan losses                                                     --         1,004
                                                                     -----------   -----------
Net interest income after provision for loan losses                      109,008       113,923
                                                                     -----------   -----------
Non-interest income:
   Customer service fees                                                  14,833        13,931
   Other loan fees                                                         1,826         2,122
   Net gain of sales of securities                                         2,136            --
   Mortgage banking income, net                                              436         3,428
   Income from bank owned life insurance                                   5,199         4,262
   Other                                                                   1,465         3,217
                                                                     -----------   -----------
Total non-interest income                                                 25,895        26,960
                                                                     -----------   -----------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                           28,764        26,068
      Occupancy, equipment and systems                                    14,615        13,175
      Federal deposit insurance premiums                                     492           505
      Advertising                                                          1,498         1,027
      Other                                                                6,597         7,354
                                                                     -----------   -----------
Total non-interest expense                                                51,966        48,129
                                                                     -----------   -----------
Income before income tax expense                                          82,937        92,754
Income tax expense                                                        26,540        31,536
                                                                     -----------   -----------
Net income                                                                56,397        61,218
Preferred dividends declared                                              (1,500)       (1,500)
                                                                     -----------   -----------
Net income available to common shareholders                          $    54,897   $    59,718
                                                                     ===========   ===========
Basic earnings per common share                                      $      0.69   $      0.70
                                                                     -----------   -----------
Diluted earnings per common share                                    $      0.69   $      0.69
                                                                     -----------   -----------
Dividends per common share                                           $      0.20   $      0.17
                                                                     -----------   -----------
Basic weighted average common shares                                  79,041,158    85,478,138
Diluted weighted average common and common equivalent shares          79,781,388    87,041,932

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    For the Three Months Ended March 31, 2003

                                                                              Additional
                                                         Preferred   Common    Paid-in
(In Thousands, Except Share Data)             Total        Stock     Stock     Capital
                                            ----------   ---------   ------   ----------
Balance at December 31, 2002                $1,553,998     $2,000    $1,110    $840,186

Comprehensive income:
   Net income                                   56,397         --        --          --
   Other comprehensive (loss) income,
      net of tax:
      Net unrealized loss on securities           (160)        --        --          --
      Amortization of net unrealized loss
         on cash flow hedging instruments           48         --        --          --
      Amortization of unrealized loss
         on securities transferred to
         held-to-maturity                          775         --        --          --
                                            ----------
Comprehensive income                            57,060
                                            ----------

Common stock repurchased
   (2,114,300 shares)                          (53,744)        --        --          --

Dividends on common and preferred
   stock and amortization of purchase
   premium                                     (17,325)        --        --        (326)

Exercise of stock options and
   related tax benefit
   (164,240 shares issued)                       2,253         --        --       1,130

Amortization relating to allocation
   of ESOP stock                                 2,354         --        --       1,847
                                            ----------     ------    ------    --------

Balance at March 31, 2003                   $1,544,596     $2,000    $1,110    $842,837
                                            ==========     ======    ======    ========

                                                                                     Unallocated
                                                                      Accumulated      Common
                                                                         Other          Stock
                                             Retained    Treasury    Comprehensive      Held
(In Thousands, Except Share Data)            Earnings      Stock         Income        by ESOP
                                            ----------   ---------   -------------   -----------
Balance at December 31, 2002                $1,368,062   $(639,579)     $ 9,800        $(27,581)

Comprehensive income:
   Net income                                   56,397          --           --              --
   Other comprehensive (loss) income,
      net of tax:
      Net unrealized loss on securities             --          --         (160)             --
      Amortization of net unrealized loss
         on cash flow hedging instruments           --          --           48              --
      Amortization of unrealized loss
         on securities transferred to
         held-to-maturity                           --          --          775              --

Comprehensive income


Common stock repurchased
   (2,114,300 shares)                               --     (53,744)          --              --

Dividends on common and preferred
   stock and amortization of purchase
   premium                                     (16,999)         --           --              --

Exercise of stock options and
   related tax benefit
   (164,240 shares issued)                      (2,890)      4,013           --              --

Amortization relating to allocation
   of ESOP stock                                    --          --           --             507
                                            ----------   ---------      -------        --------

Balance at March 31, 2003                   $1,404,570   $(689,310)     $10,463        $(27,074)
                                            ==========   =========      =======        ========

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
(In Thousands)                                                                        2003          2002
                                                                                  -----------   -----------
Cash flows from operating activities:
   Net income                                                                     $    56,397   $    61,218
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net amortization (accretion) of premiums, discounts and deferred costs           23,666        (2,522)
      Net provision for loan and real estate losses                                         5         1,004
      Depreciation and amortization                                                     2,949         2,768
      Net gain on sales of loans and securities                                        (4,989)       (1,549)
      Proceeds from sales of loans held-for-sale, net of originations                  16,083        16,525
      Amortization relating to allocation of ESOP stock                                 2,354         2,397
      Increase in accrued interest receivable                                          (4,038)         (706)
      Mortgage servicing rights amortization and valuation
        allowance, net of capitalized amounts                                           2,787          (413)
      Income from bank owned life insurance                                            (5,199)       (4,262)
      Increase in other assets                                                         (1,273)      (15,279)
      Increase (decrease) in accrued expenses and other liabilities                    11,986       (57,023)
                                                                                  -----------   -----------
         Net cash provided by operating activities                                    100,728         2,158
                                                                                  -----------   -----------

Cash flows from investing activities:
      Origination of loans held-for-investment                                     (1,065,770)   (1,052,660)
      Loan purchases through third parties                                           (348,147)     (454,598)
      Principal payments on loans held-for-investment                               1,587,193     1,254,041
      Principal payments on mortgage-backed securities held-to-maturity             1,167,004       759,606
      Principal payments on mortgage-backed securities available-for-sale             541,220       618,245
      Proceeds from sales of mortgage-backed securities available-for-sale            201,836            --
      Purchases of mortgage-backed securities held-to-maturity                     (2,762,749)   (1,109,091)
      Purchases of mortgage-backed securities available-for-sale                     (601,787)           --
      Proceeds from calls and maturities of other securities available-for-sale       102,712            66
      Proceeds from calls and maturities of other securities held-to-maturity          66,705        25,316
      Purchases of other securities available-for-sale                                   (100)           --
      Net (purchases) redemptions of FHLB stock                                       (49,050)        7,477
      Proceeds from sales of real estate owned, net                                       479         1,262
      Purchases of premises and equipment, net of proceeds from sales                  (5,551)       (4,298)
      Purchase of bank owned life insurance                                                --      (100,000)
                                                                                  -----------   -----------
         Net cash used in investing activities                                     (1,166,005)      (54,634)
                                                                                  -----------   -----------

Cash flows from financing activities:
      Net increase in deposits                                                        190,921       193,112
      Net increase (decrease) in reverse repurchase agreements                        150,000      (500,000)
      Net increase (decrease) in FHLB of New York advances                            410,000      (249,550)
      Increase in mortgage escrow funds                                                40,527        44,033
      Repurchase of common stock                                                      (53,744)      (36,548)
      Cash dividends paid to stockholders                                             (17,325)      (16,988)
      Cash received for options exercised                                               1,123         4,145
                                                                                  -----------   -----------
         Net cash provided by (used in) financing activities                          721,502      (561,796)
                                                                                  -----------   -----------
         Net decrease in cash and cash equivalents                                   (343,775)     (614,272)
Cash and cash equivalents at beginning of period                                      677,857     1,453,858
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $   334,082   $   839,586
                                                                                  ===========   ===========

Supplemental disclosures:
   Cash paid during the period:
      Interest                                                                    $   172,866   $   222,725
                                                                                  -----------   -----------
      Income taxes                                                                $     1,821   $     7,481
                                                                                  -----------   -----------
   Additions to real estate owned                                                 $       325   $       946
                                                                                  -----------   -----------

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal; Astoria Capital Trust I; and AF Insurance Agency, Inc. As used in this quarterly report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2003 and December 31, 2002, our results of operations for the three months ended March 31, 2003 and 2002, changes in our stockholders' equity for the three months ended March 31, 2003 and our cash flows for the three months ended March 31, 2003 and 2002. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2003 and December 31, 2002, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2002 audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                                For the Three Months Ended March 31,
                                              ----------------------------------------
                                                     2003                  2002
                                              ------------------    ------------------
                                               Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)           EPS      EPS (1)      EPS      EPS (2)
                                              -------    -------    -------    -------
Net income                                    $56,397    $56,397    $61,218    $61,218
Preferred dividends declared                   (1,500)    (1,500)    (1,500)    (1,500)
                                              -------    -------    -------    -------
Net income available to common shareholders   $54,897    $54,897    $59,718    $59,718
                                              -------    -------    -------    -------

Total weighted average basic
    common shares outstanding                  79,041     79,041     85,478     85,478
Effect of dilutive securities:
    Options                                        --        740         --      1,564
                                              -------    -------    -------    -------
Total weighted average diluted
    common shares outstanding                  79,041     79,781     85,478     87,042
                                              -------    -------    -------    -------
Net earnings per common share                 $  0.69    $  0.69    $  0.70    $  0.69
                                              -------    -------    -------    -------

(1) Options to purchase 1,926,484 shares of common stock at prices between $26.24 per share and $29.88 per share were outstanding as of March 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2003.

(2) Options to purchase 467,000 shares of common stock at prices between $29.06 per share and $29.88 per share were outstanding as of March 31, 2002, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2002.

3. Mortgage Servicing Rights, or MSR

MSR are carried at amortized cost, and impairment, if any, is recognized through a valuation allowance. MSR, at amortized cost, totaled $33.2 million at March 31, 2003 and $35.1 million at December 31, 2002. The valuation allowance totaled $15.6 million at March 31, 2003 and $14.7 million at December 31, 2002. The cost of MSR are amortized over the estimated remaining lives of the loans serviced. MSR amortization totaled $3.8 million for the three months ended March 31, 2003 and $2.1 million for the three months ended March 31, 2002. As of March 31, 2003, estimated future MSR amortization through 2008 is as follows: $9.0 million for the remainder of 2003, $8.9 million for 2004, $5.7 million for 2005, $3.5 million for 2006, $2.2 million for 2007 and $1.4 million for 2008. Actual results may vary depending upon the level of repayments on the loans currently serviced.

4. Stock Option Plans

We apply the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plans. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        For the Three Months Ended March 31,
                                                        ------------------------------------
(In Thousands, Except Per Share Data)                          2003              2002
                                                              -------           -------
Net income:
     As reported                                              $56,397           $61,218
     Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effect                               1,378             1,188
                                                              -------           -------
     Pro forma                                                $55,019           $60,030
                                                              -------           -------

Basic earnings per common share:

     As reported                                              $  0.69           $  0.70
                                                              -------           -------
     Pro forma                                                $  0.68           $  0.68
                                                              -------           -------
Diluted earnings per common share:

     As reported                                              $  0.69           $  0.69
                                                              -------           -------
     Pro forma                                                $  0.67           $  0.67
                                                              -------           -------

5. Adoption of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN No. 45, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material impact on our financial condition or results of operations.

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

     o the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

     o there may be increases in competitive pressure among financial institutions or from non-financial institutions;

     o    changes in the interest rate environment may reduce interest margins;

     o changes in deposit flows, loan demand or real estate values may adversely affect our business;

     o changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

     o general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

     o    legislative or regulatory changes may adversely affect our business;

     o technological changes may be more difficult or expensive than we anticipate;

     o success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or

     o litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

General

We are a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities, and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities, multi-family mortgage loans and commercial real estate loans. To a much smaller degree, we also invest in construction loans and consumer and other loans. In addition, Astoria Federal invests in U.S. Government and federal agency securities and other investments permitted by federal laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense and income tax expense. Non-interest income includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. Non-interest expense consists of general and administrative expense which includes compensation and benefits expense; occupancy, equipment and systems expense; federal deposit insurance premiums; advertising; and other operating expenses. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

In addition to Astoria Federal, we have two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. provides insurance products primarily to the customers of Astoria Federal. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, which are prepayable at our option on or after November 1, 2009.

Available Information

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our investor relations website at http://ir.astoriafederal.com. The above reports are available on our website immediately after they are electronically filed with or furnished to the SEC. Such reports are also available on the SEC's website at www.sec.gov.

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in our consolidated statements of financial condition at fair value or the lower of cost or fair value. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. Finally, we evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

For additional information regarding our allowance for loan losses, see "Provision for Loan Losses" and "Asset Quality" in this document and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2002.

Valuation of MSR

MSR are carried at cost and amortized over the estimated remaining lives of the loans serviced. Impairment, if any, is recognized through a valuation allowance. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The estimated fair value of MSR is based upon quoted market prices of similar loans which we sell servicing released. Purchased MSR are recorded at cost, although we generally do not purchase MSR. Impairment exists if the carrying value of MSR exceeds the estimated fair value. We stratify our MSR by underlying loan type, primarily fixed and adjustable, and further stratify the fixed rate loans by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in impairment. The estimated fair values of each MSR stratum are obtained through independent third party valuations based upon an analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market driven data. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is not amortized, but rather tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. For purposes of our goodwill impairment testing, we identified a single reporting unit. On September 30, 2002 we performed our annual goodwill impairment test. We determined the fair value of our one reporting unit to be in excess of its carrying value, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of March 31, 2003, there have been no such events or changes in circumstances since our annual impairment test date. According to SFAS No. 142, "Goodwill and Other Intangible Assets," quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, when available. Other acceptable valuation methods include present value measurement or measurements based on multiples of earnings or revenue or similar performance measures. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes reported as accumulated other comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. The market values of our securities, particularly our fixed rate mortgage-backed securities which comprise 93.0% of our total securities portfolio at March 31, 2003, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed rate securities will increase. Estimated fair values for securities are based on published or securities dealers' market values. There were no securities write downs during the three months ended March 31, 2003.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $3.46 billion for the three months ended March 31, 2003 and $2.66 billion for the three months ended March 31, 2002. The increase in loan and security repayments was primarily the result of the continued high level of mortgage loan refinance activity caused by the continued low interest rate environment. Medium- and long-term U.S. Treasury rates (maturities of two to ten years) declined on average approximately 140 basis points during the year ended December 31, 2002. Additionally, the Federal Open Market Committee, or FOMC, reduced the federal funds rate by a total of 50 basis points during 2002. These rate reductions resulted in a lower interest rate environment during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $100.7 million during the three months ended March 31, 2003 and $2.2 million during the three months ended March 31, 2002. During the three months ended March 31, 2003, net borrowings increased $563.6 million and net deposits increased $190.9 million. During the three months ended March 31, 2002, net borrowings decreased $749.8 million, while net deposits increased $193.1 million. While we have reduced our borrowings to deposit ratio as well as our overall level of borrowings over the past several years, during the three months ended March 31, 2003 we borrowed an additional $500.0 million with a weighted average rate of 2.58% and a weighted average maturity of 3.2 years in the current low interest rate environment to help protect against the impact on interest expense of future interest rate increases. The decrease in net borrowings during the three months ended March 31, 2002 was consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits, consisting of savings, money market, NOW and demand deposits accounts. The net increases in deposits for the three months ended March 31, 2003 and 2002 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite increased local competition for checking accounts, we have been successful in growing our NOW and demand deposits, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process which was introduced in 2002. See page 19 for further detail regarding deposit activity.

Typically, our primary use of funds is for the origination and purchase of mortgage loans. However, during the three months ended March 31, 2003, despite strong loan originations, our purchases of mortgage-backed securities exceeded our origination and purchase of mortgage loans. During the three months ended March 31, 2003, our gross originations and purchases of mortgage loans totaled $1.47 billion, including originations of loans held-for-sale totaling $134.2 million, compared to $1.55 billion, including originations of loans held-for-sale totaling $115.8 million, during the three months ended March 31, 2002. The strong levels of loan originations for both the three months ended March 31, 2003 and 2002 are attributable to the continued low interest rate environment which has resulted in continued high levels of mortgage refinance activity. Cash flows in excess of mortgage and other loan fundings were primarily utilized for the purchase of mortgage-backed securities. Purchases of mortgage-backed securities totaled $3.36 billion during the three months ended March 31, 2003 and $1.11 billion during the three months ended March 31, 2002. As previously discussed, the decline in medium- and long-term U.S. Treasury rates during 2002 resulted in a significant increase in loan and mortgage-backed securities repayments during the three months ended March 31, 2003 compared to the first quarter of 2002. Should the pace of repayment activity remain at its recent levels and cash inflows continue to exceed mortgage and other loan fundings, we will, in all likelihood, continue to purchase mortgage-backed and other securities, resulting in continued growth of our securities portfolio. If repayment activity declines in the future, we will likely reduce our purchases of mortgage-backed and other securities.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $334.1 million at March 31, 2003, compared to $677.9 million at December 31, 2002. This decrease is the result of our use of funds for the purchase of mortgage-backed securities. Borrowings maturing over the next twelve months total $5.07 billion with a weighted average rate of 4.53%. We have the flexibility to either repay or rollover such borrowings as they mature. In addition, we have $2.65 billion in certificates of deposit with a weighted average rate of 2.75% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience. Retained or replaced deposits and refinanced borrowings during the next twelve months should carry lower weighted average rates than those they replace, assuming that interest rates remain at or near their current levels.

The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to accelerate. When mortgage rates increase the opposite effect tends to occur. In addition, as mortgage interest rates decrease, some customers tend to prefer fixed rate mortgage loan products over variable rate products. Since we generally sell our fifteen year and thirty year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce our liquidity.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt. We may continue to access the capital markets in the future. We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable law and regulation.

Stockholders' equity decreased to $1.54 billion at March 31, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of repurchases of our common stock of $53.7 million and dividends declared of $17.3 million. These decreases were partially offset by net income of $56.4 million, the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $2.4 million, the effect of stock options exercised and related tax benefit of $2.3 million and other comprehensive income, net of tax, of $663,000.

On March 3, 2003, we paid a quarterly cash dividend of $0.20 per share on shares of our common stock outstanding as of the close of business on February 18, 2003 totaling $15.8 million. During the three months ended March 31, 2003, we declared a cash dividend on our Series B Preferred Stock totaling $1.5 million. On April 16, 2003, we declared a quarterly cash dividend of $0.22 per share on shares of our common stock payable on June 2, 2003 to stockholders of record as of the close of business on May 15, 2003.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the three months ended March 31, 2003, we repurchased 2,114,300 shares of our common stock at an aggregate cost of $53.7 million. In total, as of March 31, 2003, 2,432,300 shares of our common stock, at an aggregate cost of $62.2 million, have been purchased under the ninth stock repurchase plan.

At March 31, 2003, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.25%, leverage capital ratio of 7.25% and total risk-based capital ratio of 15.71%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

Commitments and Contingencies

In the normal course of business, we routinely enter into various commitments, primarily relating to the origination, purchase and sale of loans, the purchase of securities and the leasing of certain office facilities. At March 31, 2003, we had outstanding commitments to originate and purchase loans totaling $1.03 billion; outstanding unused lines of credit totaling $343.1 million, which relate primarily to home equity lines of credit; outstanding commitments to sell loans totaling $154.5 million; and outstanding commitments to purchase securities totaling $778.2 million. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of our business.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at March 31, 2003 and December 31, 2002.

                                       At March 31, 2003      At December 31, 2002
                                    ----------------------   ----------------------
                                                   Percent                  Percent
(Dollars in Thousands)                 Amount     of Total      Amount     of Total
                                    -----------   --------   -----------   --------
Mortgage loans (gross):
   One-to-four family               $ 8,894,190     75.37%   $ 9,209,360     76.86%
   Multi-family                       1,717,637     14.55      1,599,985     13.35
   Commercial real estate               740,770      6.28        744,623      6.21
   Construction                          60,641      0.51         56,475      0.47
                                    -----------    ------    -----------    ------
Total mortgage loans                 11,413,238     96.71     11,610,443     96.89
                                    -----------    ------    -----------    ------

Consumer and other loans (gross):
   Home equity                          341,487      2.90        323,494      2.70
   Passbook                               7,022      0.06          7,502      0.06
   Other                                 39,267      0.33         41,642      0.35
                                    -----------    ------    -----------    ------
Total consumer and other loans          387,776      3.29        372,638      3.11
                                    -----------    ------    -----------    ------

Total loans                          11,801,014    100.00%    11,983,081    100.00%

Net unamortized premiums and
   deferred loan costs                   71,769                   76,280
Allowance for loan losses               (83,454)                 (83,546)
                                    -----------              -----------
Total loans, net                    $11,789,329              $11,975,815
                                    ===========              ===========

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at March 31, 2003 and December 31, 2002.

                                               At March 31, 2003        At December 31, 2002
                                            -----------------------   -----------------------
                                                          Estimated                 Estimated
                                             Amortized      Fair       Amortized      Fair
(In Thousands)                                 Cost         Value        Cost         Value
                                            ----------   ----------   ----------   ----------
Securities available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates      $  221,696   $  229,423   $  241,146   $  249,459
      REMICs and CMOs:
         Agency issuance                       983,161      992,280      608,076      616,552
         Non-agency issuance                 1,082,455    1,081,384    1,581,475    1,587,622
                                            ----------   ----------   ----------   ----------
   Total mortgage-backed securities          2,287,312    2,303,087    2,430,697    2,453,633
                                            ----------   ----------   ----------   ----------
   Other securities:
      Obligations of the U.S.
         Government and agencies                31,308       31,820      132,011      133,448
      FNMA and FHLMC preferred stock           140,015      140,443      140,015      136,682
      Corporate debt and other securities       67,768       72,571       67,854       68,818
                                            ----------   ----------   ----------   ----------
   Total other securities                      239,091      244,834      339,880      338,948
                                            ----------   ----------   ----------   ----------
Total securities available-for-sale         $2,526,403   $2,547,921   $2,770,577   $2,792,581
                                            ==========   ==========   ==========   ==========

Securities held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates      $   21,915   $   23,438   $   24,534   $   26,190
      REMICs and CMOs:
         Agency issuance                     5,068,936    5,153,954    3,595,244    3,646,023
         Non-agency issuance                 1,422,671    1,427,749    1,306,113    1,313,349
                                            ----------   ----------   ----------   ----------
   Total mortgage-backed securities          6,513,522    6,605,141    4,925,891    4,985,562
                                            ----------   ----------   ----------   ----------
   Other securities:
      Obligations of the U.S.
         Government and agencies                    --           --       65,776       66,018
      Obligations of states and
         political subdivisions                 38,948       38,948       39,611       39,611
      Corporate debt securities                  9,980        9,656        9,979        9,374
                                            ----------   ----------   ----------   ----------
   Total other securities                       48,928       48,604      115,366      115,003
                                            ----------   ----------   ----------   ----------
Total securities held-to-maturity           $6,562,450   $6,653,745   $5,041,257   $5,100,565
                                            ==========   ==========   ==========   ==========

Comparison of Financial Condition as of March 31, 2003 and December 31, 2002 and Operating Results for the Three Months Ended March 31, 2003 and 2002

Financial Condition

Total assets increased $793.0 million to $22.49 billion at March 31, 2003, from $21.70 billion at December 31, 2002. The primary reason for the increase in total assets was the increase in mortgage-backed securities, partially offset by decreases in federal funds sold and repurchase agreements, other securities and mortgage loans. This growth was funded primarily through increases in borrowings and deposits.

Mortgage loans decreased $202.1 million to $11.48 billion at March 31, 2003, from $11.68 billion at December 31, 2002. This decrease was primarily due to the continued extraordinarily high level of mortgage loan repayments during the three months ended March 31, 2003, which have outpaced our levels of mortgage loan originations and purchases. Mortgage loan repayments increased to $1.54 billion for the three months ended March 31, 2003, from $1.21 billion for the three months ended March 31, 2002. Gross mortgage loans originated and purchased during the three months ended March 31, 2003 totaled $1.34 billion, excluding originations of loans held-for-sale totaling $134.2 million, of which $992.9 million were originations and $344.7 million were purchases. This compares to $985.9 million of originations and $450.9 million of purchases for a total of $1.44 billion, excluding originations of loans held-for-sale totaling $115.8 million, during the three months ended March 31, 2002.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represent 75.4% of our total loan portfolio at March 31, 2003, decreased $315.2 million to $8.89 billion at March 31, 2003, from $9.21 billion at December 31, 2002. As noted above, this decrease was primarily due to the high level of loan repayments as a result of refinance activity in the prevailing interest rate environment.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our multi-family mortgage loans, which tend to be less susceptible to prepayment risk than our one-to-four family loans due to the inclusion of prepayment penalties, increased $117.7 million to $1.72 billion at March 31, 2003, from $1.60 billion at December 31, 2002. Our commercial real estate loans decreased slightly to $740.8 million at March 31, 2003, from $744.6 million at December 31, 2002. Multi-family and commercial real estate loan originations totaled $235.3 million for the three months ended March 31, 2003 and $191.6 million for the three months ended March 31, 2002. Our new multi-family and commercial real estate loan originations are similar in type and have slightly larger average balances than the loans currently in our portfolio. The average loan balance of loans in our multi-family and commercial real estate portfolio continues to be less than $1.0 million and we have not changed our underwriting standards with respect to such loans. Our portfolio of consumer and other loans increased $15.2 million to $387.8 million at March 31, 2003, from $372.6 million at December 31, 2002. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and the low interest rate environment.

Mortgage-backed securities increased $1.44 billion to $8.82 billion at March 31, 2003, from $7.38 billion at December 31, 2002. This increase was primarily the result of purchases of real estate mortgage investment conduits, or REMICs, and collateralized mortgage obligations, or CMOs, totaling $3.36 billion, partially offset by principal payments received of $1.71 billion and sales of $199.7 million. This increase in mortgage-backed securities reflects our continued use of excess cash flows, as well as cash flows from new medium-term borrowings, for the purchase of these securities.

Other securities decreased $160.5 million to $293.8 million at March 31, 2003, from $454.3 million at December 31, 2002, primarily due to $169.4 million in securities which were called or matured, partially offset by a decrease in the net unrealized loss on securities available-for-sale of $6.7 million and the net accretion of discounts of $2.1 million. The continued low interest rate environment during the three months ended March 31, 2003 has resulted in a significant portion of our callable investment securities being called.

Federal funds sold and repurchase agreements decreased $304.6 million to $205.7 million at March 31, 2003, from $510.3 million at December 31, 2002, primarily due to our use of funds for the purchase of mortgage-backed securities. Federal Home Loan Bank of New York, or FHLB-NY, stock increased $49.0 million to $296.6 million at March 31, 2003, from $247.6 million at December 31, 2002 as a result of increased levels of FHLB-NY borrowings.

Deposits increased $190.9 million to $11.26 billion at March 31, 2003, from $11.07 billion at December 31, 2002. The increase in deposits was primarily due to an increase of $263.0 million in certificates of deposit to $5.42 billion at March 31, 2003, from $5.15 billion at December 31, 2002, partially offset by a decrease of $201.8 million in our money market accounts to $1.50 billion at March 31, 2003, from $1.70 billion at December 31, 2002. The decrease in our money market accounts is attributable to increased competition for money market and checking accounts. Certain local competitors, as well as recent entrants into the local market, have continued to offer well above market rates for these types of deposits. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. Partially offsetting this decrease in our money market accounts were increases in savings accounts of $40.9 million and NOW and demand deposit accounts of $88.9 million. Despite increased local competition for checking accounts, we have been successful in growing our NOW and demand deposits, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process which was introduced in 2002.

Reverse repurchase agreements increased $150.0 million to $6.44 billion at March 31, 2003, from $6.29 billion at December 31, 2002. FHLB-NY advances increased $410.0 million to $2.47 billion at March 31, 2003, from $2.06 billion at December 31, 2002. As previously discussed, the increase in borrowings reflects management's decision to help protect against the impact on interest expense of future interest rate increases. We borrowed $500.0 million with a weighted average rate of 2.58% and a weighted average maturity of 3.2 years. Additionally, during the three months ended March 31, 2003, $850.0 million in borrowings with a weighted average rate of 3.71% matured and were refinanced into short-term borrowings with a weighted average rate of 1.31%.

Stockholders' equity decreased to $1.54 billion at March 31, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of repurchases of our common stock of $53.7 million and dividends declared of $17.3 million. These decreases were partially offset by net income of $56.4 million, the amortization of the allocated portion of shares held by the ESOP of $2.4 million, the effect of stock options exercised and related tax benefit of $2.3 million and other comprehensive income, net of tax, of $663,000.

Results of Operations

General

Net income for the three months ended March 31, 2003 decreased $4.8 million to $56.4 million, from $61.2 million for the three months ended March 31, 2002. Diluted earnings per common share totaled $0.69 per share for the three months ended March 31, 2003 and 2002. Return on average assets decreased to 1.01% for the three months ended March 31, 2003, from 1.09% for the three months ended March 31, 2002. Return on average stockholders' equity decreased to 14.58% for the three months ended March 31, 2003, from 15.72% for the three months ended March 31, 2002. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill totaling $185.2 million, decreased to 16.56% for the three months ended March 31, 2003, from 17.85% for the three months ended March 31, 2002. The decreases in these ratios are the result of the decrease in net income which is further discussed below.

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

For the three months ended March 31, 2003, net interest income decreased $5.9 million to $109.0 million, from $114.9 million for the three months ended March 31, 2002. This decrease was primarily attributable to a decrease in the net interest margin to 2.09% for the three months ended March 31, 2003, from 2.16% for the three months ended March 31, 2002. The decrease in the net interest margin was primarily due to the more rapid decline in the yield on interest-earning assets than the decline in the cost of interest-bearing liabilities. The decrease in yields on interest-earning assets is primarily the result of the high level of mortgage loan and mortgage-backed securities repayments as a result of the continued low interest rate environment, particularly for medium- and long-term instruments for which rates continued to decline throughout 2002, resulting in reinvestment in those assets at lower rates. The decrease in the cost of funds is due to the downward repricing of deposits, along with the repayment and refinancing of various higher cost borrowings. The average balance of net interest-earning assets decreased $300.5 million to $424.4 million for the three months ended March 31, 2003, from $724.9 million for the three months ended March 31, 2002. The decrease in the average balance of net interest-earning assets was the result of a decrease of $364.2 million in the average balance of total interest-earning assets to $20.91 billion for the three months ended March 31, 2003, from $21.27 billion for the three months ended March 31, 2002, partially offset by a decrease of $63.7 million in the average balance of total interest-bearing liabilities to $20.48 billion for the three months ended March 31, 2003, from $20.55 billion for the three months ended March 31, 2002. The primary reasons for the decrease in net interest earning assets are the additional $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI, the repurchases of our common stock over the past year and an increase in the monthly mortgage-backed securities principal payments receivable, due to the accelerated mortgage-backed securities cash flow. The net interest rate spread remained at 2.02% for the three months ended March 31, 2003 and 2002. The average yield on interest-earning assets decreased to 5.41% for the three months ended March 31, 2003, from 6.22% for the three months ended March 31, 2002. The average cost of interest-bearing liabilities decreased to 3.39% for the three months ended March 31, 2003, from 4.20% for the three months ended March 31, 2002. The changes in such costs and yields were a result of the lower interest rate environment previously discussed. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2003 and 2002. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                For the Three Months Ended March 31,
                                           -----------------------------------------------------------------------------
                                                          2003                                     2002
                                           -------------------------------------   -------------------------------------
                                                                       Average                                 Average
                                             Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                       Balance     Interest       Cost         Balance     Interest       Cost
                                           -----------   --------   ------------   -----------   --------   ------------
                                                                    (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family                $ 9,073,408   $126,929       5.60%      $10,397,683   $166,509       6.41%
         Multi-family, commercial
            real estate and construction     2,438,692     46,216       7.58         1,810,016     36,289       8.02
      Consumer and other loans (1)             390,502      4,772       4.89           255,055      3,802       5.96
                                           -----------   --------                  -----------   --------
      Total loans                           11,902,602    177,917       5.98        12,462,754    206,600       6.63
      Mortgage-backed securities (2)         8,137,721     94,048       4.62         6,627,950    100,496       6.06
      Other securities (2)(3)                  613,094      9,849       6.43         1,188,237     19,656       6.62
      Federal funds sold and
         repurchase agreements                 254,406        752       1.18           993,080      4,138       1.67
                                           -----------   --------                  -----------   --------
   Total interest-earning assets            20,907,823    282,566       5.41        21,272,021    330,890       6.22
                                                         --------                                --------
   Goodwill                                    185,151                                 185,151
   Other non-interest-earning assets         1,223,593                               1,021,331
                                           -----------                             -----------
Total assets                               $22,316,567                             $22,478,503
                                           ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                              $ 2,836,124      3,489       0.49       $ 2,633,088      8,103       1.23
      Money market                           1,570,874      3,476       0.89         1,956,641     10,360       2.12
      NOW and demand deposit                 1,385,620        490       0.14         1,192,758        825       0.28
      Certificates of deposit                5,331,200     50,786       3.81         5,149,262     58,939       4.58
                                           -----------   --------                  -----------   --------
      Total deposits                        11,123,818     58,241       2.09        10,931,749     78,227       2.86
      Borrowed funds                         9,359,600    115,317       4.93         9,615,354    137,736       5.73
                                           -----------   --------                  -----------   --------
   Total interest-bearing liabilities       20,483,418    173,558       3.39        20,547,103    215,963       4.20
                                                         --------                                --------
   Non-interest-bearing liabilities            286,081                                 374,039
                                           -----------                             -----------
Total liabilities                           20,769,499                              20,921,142
Stockholders' equity                         1,547,068                               1,557,361
                                           -----------                             -----------
Total liabilities and stockholders'
   equity                                  $22,316,567                             $22,478,503
                                           ===========                             ===========

Net interest income/net interest
   rate spread (4)                                       $109,008       2.02%                    $114,927       2.02%
                                                         --------       ----                     --------       ----

Net interest-earning assets/net
   interest margin (5)                     $   424,405                  2.09%      $   724,918                  2.16%
                                           -----------                  ----       -----------                  ----

Ratio of interest-earning assets
   to interest-bearing liabilities               1.02x                                   1.04x
                                                 ----                                    ----

----------

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

                                        Three Months Ended March 31, 2003
                                                   Compared to
                                        Three Months Ended March 31, 2002
                                        ---------------------------------
                                               Increase (Decrease)
                                        ---------------------------------
(In Thousands)                             Volume      Rate        Net
                                          --------   --------   --------
Interest-earning assets:
   Mortgage loans:
      One-to-four family                  $(19,868)  $(19,712)  $(39,580)
      Multi-family, commercial
         real estate and construction       12,012     (2,085)     9,927
   Consumer and other loans                  1,744       (774)       970
   Mortgage-backed securities               20,201    (26,649)    (6,448)
   Other securities                         (9,258)      (549)    (9,807)
   Federal funds sold and
      repurchase agreements                 (2,428)      (958)    (3,386)
                                          --------   --------   --------
Total                                        2,403    (50,727)   (48,324)
                                          --------   --------   --------
Interest-bearing liabilities:
   Savings                                     582     (5,196)    (4,614)
   Money market                             (1,746)    (5,138)    (6,884)
   NOW and demand deposit                      122       (457)      (335)
   Certificates of deposit                   2,027    (10,180)    (8,153)
   Borrowed funds                           (3,588)   (18,831)   (22,419)
                                          --------   --------   --------
Total                                       (2,603)   (39,802)   (42,405)
                                          --------   --------   --------
Net change in net interest income         $  5,006   $(10,925)  $ (5,919)
                                          ========   ========   =========

Interest Income

Interest income for the three months ended March 31, 2003 decreased $48.3 million to $282.6 million, from $330.9 million for the three months ended March 31, 2002. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 5.41% for the three months ended March 31, 2003, from 6.22% for the three months ended March 31, 2002. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories. As previously discussed, the declines in medium- and long-term U.S. Treasury rates as well as the reduction in short-term interest rates during 2002 have created a lower interest rate environment during the three months ended March 31, 2003 than that which existed during the three months ended March 31, 2002. The average balance of interest-earning assets decreased $364.2 million to $20.91 billion for the three months ended March 31, 2003, from $21.27 billion for the three months ended March 31, 2002. This decrease was primarily due to decreases in the average balances of one-to-four family mortgage loans, other securities and federal funds sold and repurchase agreements, partially offset by increases in the average balances of mortgage-backed securities, multi-family, commercial real estate and construction loans and consumer and other loans.

Interest income on one-to-four family mortgage loans decreased $39.6 million to $126.9 million for the three months ended March 31, 2003, from $166.5 million for the three months ended March 31, 2002, which was the result of a decrease of $1.32 billion in the average balance of such loans, coupled with a decrease in the average yield to 5.60% for the three months ended March 31, 2003, from 6.41% for the three months ended March 31, 2002. The decrease in the average balance of one-to-four family mortgage loans reflects the extraordinarily high level of repayment activity, due to refinancings, particularly in the second half of 2002, partially offset by originations and purchases of one-to-four family mortgage loans. Interest income on multi-family, commercial real estate and construction loans increased $9.9 million to $46.2 million for the three months ended March 31, 2003, from $36.3 million for the three months ended March 31, 2002, which was primarily the result of an increase of $628.7 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.58% for the three months ended March 31, 2003, from 8.02% for the three months ended March 31, 2002. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our increased emphasis on originations of such loans, coupled with the fact that we have not experienced significant repayment activity within this portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yields on mortgage loans reflects the lower interest rate environment during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 as higher rate loans were repaid and replaced with lower yielding new originations and purchases and ARM loans repriced. Additionally, the yield is also negatively impacted by accelerated loan premium amortization as a result of the increased refinance activity.

Interest income on consumer and other loans increased $970,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 resulting from an increase of $135.4 million in the average balance of this portfolio partially offset by a decrease in the average yield to 4.89% for the three months ended March 31, 2003, from 5.96% for the three months ended March 31, 2002. The changes in interest income on consumer and other loans are primarily attributable to home equity lines of credit which represent 88.1% of this portfolio at March 31, 2003. The increase in the average balance of home equity lines of credit is a result of the strong housing market combined with low interest rates over the past two years. Our home equity lines of credit generally reset monthly and are indexed to the prime rate which decreased 50 basis points during the year ended December 31, 2002.

Interest income on mortgage-backed securities decreased $6.5 million to $94.0 million for the three months ended March 31, 2003, from $100.5 million for the three months ended March 31, 2002. This decrease was the result of a decrease in the average yield to 4.62% for the three months ended March 31, 2003, from 6.06% for the three months ended March 31, 2002, partially offset by an increase of $1.51 billion in the average balance of the portfolio. Similar to mortgage loans, the decrease in the average yield on mortgage-backed securities reflects the lower interest rate environment as higher yielding securities were repaid and replaced with lower yielding securities coupled with accelerated premium amortization. The increase in the average balance of mortgage-backed securities was the result of increased levels of purchases of mortgage-backed securities during the second half of 2002 and the first quarter of 2003 to effectively deploy our cash flows in excess of mortgage and other loan fundings, partially offset by increased levels of principal repayments due to the lower interest rate environment. Interest income on other securities decreased $9.9 million to $9.8 million for the three months ended March 31, 2003, from $19.7 million for the three months ended March 31, 2002. This decrease resulted from a decrease of $575.1 million in the average balance of this portfolio, primarily due to higher yielding securities being called throughout 2002 and in the first quarter of 2003 as a result of the continued low interest rate environment, coupled with a decrease in the average yield to 6.43% for the three months ended March 31, 2003, from 6.62% for the three months ended March 31, 2002. Interest income on federal funds sold and repurchase agreements decreased $3.4 million as a result of a decrease of $738.7 million in the average balance of the portfolio, coupled with a decrease in the average yield to 1.18% for the three months ended
March 31, 2003, from 1.67% for the three months ended March 31, 2002. We maintained additional liquidity during the quarter ended March 31, 2002 which was used to both help fund our mortgage application pipeline and to help repay a portion of borrowings which matured primarily at the end of the 2002 first quarter.

Interest Expense

Interest expense for the three months ended March 31, 2003 decreased $42.4 million to $173.6 million, from $216.0 million for the three months ended March 31, 2002. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.39% for the three months ended March 31, 2003, from 4.20% for the three months ended March 31, 2002, coupled with a decrease of $63.7 million in the average balance of interest-bearing liabilities to $20.48 billion for the three months ended March 31, 2003, from $20.55 billion for the three months ended March 31, 2002. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the continued lower interest rate environment on the cost of our deposits and borrowings. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, due to the repayment of matured borrowings, partially offset by an increase in deposits, which reflects our decision over the past several years to reposition the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits.

Interest expense on deposits decreased $20.0 million, to $58.2 million for the three months ended March 31, 2003, from $78.2 million for the three months ended March 31, 2002, reflecting a decrease in the average cost of deposits to 2.09% for the three months ended March 31, 2003, from 2.86% for the three months ended March 31, 2002, partially offset by an increase of $192.1 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories, primarily on our money market accounts and certificates of deposit, as a result of the lower interest rate environment which has continued into 2003. The increase in the average balance of total deposits was primarily the result of increases in the average balances of savings accounts, NOW and demand deposit accounts and certificates of deposit, partially offset by a decrease in the average balance of money market accounts.

Interest expense on certificates of deposit decreased $8.2 million resulting from a decrease in the average cost to 3.81% for the three months ended March 31, 2003, from 4.58% for the three months ended March 31, 2002, partially offset by an increase of $181.9 million in the average balance.

Interest expense on money market accounts decreased $6.9 million reflecting a decrease in the average cost to 0.89% for the three months ended March 31, 2003, from 2.12% for the three months ended March 31, 2002, coupled with a decrease of $385.8 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 84.90% of the balance at March 31, 2003 in the highest tier (accounts with balances of $50,000 and higher). The decrease in the average balance of money market accounts is attributable to increased competition for these accounts, as previously discussed.

Interest expense on savings accounts decreased $4.6 million which was attributable to a decrease in the average cost to 0.49% for the three months ended March 31, 2003, from 1.23% for the three months ended March 31, 2002, partially offset by an increase of $203.0 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $335,000 as a result of a decrease in the average cost to 0.14% for the three months ended March 31, 2003, from 0.28% for the three months ended March 31, 2002. The average balance of NOW and demand deposit accounts increased $192.9 million. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on deposit generation.

Interest expense on borrowed funds for the three months ended March 31, 2003 decreased $22.4 million to $115.3 million, from $137.7 million for the three months ended March 31, 2002, resulting from a decrease in the average cost of borrowings to 4.93% for the three months ended March 31, 2003, from 5.73% for the three months ended March 31, 2002, coupled with a decrease of $255.8 million in the average balance. The decreases in the average cost and average balance of borrowings for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 are the result of the repayment and refinancing of higher cost borrowings as they matured.

Provision for Loan Losses

During the three months ended March 31, 2003, no provision for loan losses was recorded. The provision for loan losses totaled $1.0 million for the three months ended March 31, 2002. The decrease in the provision for loan losses is due to an analysis performed, during the third quarter of 2002, of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages which are utilized to determine our general valuation allowances. Our analysis indicated that our projection of estimated losses inherent in our portfolio exceeded our actual charge-off history during the recent economic downturn. In response to the results of this analysis, we lowered our projections of estimated losses inherent in our portfolio and we adjusted our allowance coverage percentages for our portfolio segments accordingly. The allowance for loan losses totaled $83.5 million at March 31, 2003 and at December 31, 2002. Net loan charge-offs totaled $92,000 for the three months ended March 31, 2003 compared to $342,000 for the three months ended March 31, 2002. Non-performing loans increased $4.5 million to $39.0 million at March 31, 2003, from $34.5 million at December 31, 2002. This increase was primarily due to a $3.2 million multi-family mortgage loan which was first classified as non-accrual at March 31, 2003. This loan became current in April 2003 and, based on our evaluation of prior payment history and our experience with the borrower, has been returned to accrual status. The allowance for loan losses as a percentage of non-performing loans decreased to 213.73% at March 31, 2003, from 242.04% at December 31, 2002 primarily due to the increase in non-performing loans from December 31, 2002 to March 31, 2003. The allowance for loan losses as a percentage of total loans was 0.70% at March 31, 2003 and 0.69% at December 31, 2002. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended March 31, 2003 decreased $1.1 million, to $25.9 million, from $27.0 million for the three months ended March 31, 2002. The decrease in non-interest income was primarily due to decreases in mortgage banking income, net and other non-interest income, partially offset by increases in net gain on sales of securities, customer service fees and income from BOLI.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $3.0 million to $436,000 for the three months ended March 31, 2003, compared to $3.4 million for the three months ended March 31, 2002. This decrease was primarily due to increases in the provision for the valuation allowance of MSR and the amortization of MSR, and a decrease in loan servicing fees, partially offset by an increase in the net gain on sales of loans. The valuation allowance adjustments for the impairment of MSR increased $1.7 million to a provision of $879,000 for the three months ended March 31, 2003, from a recovery of $799,000 for the three months ended March 31, 2002. The provision for the three months ended March 31, 2003 was related to the current and forecasted lower interest rate environment and projected accelerated loan prepayment speeds. Amortization of MSR increased $1.7 million to $3.8 million for the three months ended March 31, 2003, from $2.1 million for the three months ended March 31, 2002. The increase in MSR amortization is attributable to the continued extraordinarily high level of mortgage loan repayments. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $960,000 to $2.3 million for the three months ended March 31, 2003, from $3.2 million for the three months ended March 31, 2002. This decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others to $2.48 billion at March 31, 2003, from $3.20 billion at March 31, 2002. The decrease in the balance of loans serviced for others was the result of runoff in that portfolio, due to repayments in the lower interest rate environment exceeding the level of new servicing volume from loan sales. Net gain on sales of loans increased $1.3 million to $2.8 million for the three months ended March 31, 2003, from $1.5 million for the three months ended March 31, 2002. The increase in net gain on sales of loans was primarily due to more favorable pricing opportunities during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, coupled with an increase in the volume of fixed rate loans originated and sold into the secondary market. The current interest rate environment has resulted in a significant increase in refinance activity and greater demand for fixed rate loans, the majority of which are not retained for our portfolio.

During the three months ended March 31, 2003, a net gain on sales of securities of $2.1 million was recognized to offset an anticipated increase in the valuation allowance for MSR. There were no sales of securities during the three months ended March 31, 2002.

Other non-interest income decreased $1.7 million to $1.5 million for the three months ended March 31, 2003, from $3.2 million for the three months ended March 31, 2002, primarily due to income in the first quarter of 2002 related to the sale of Prudential Financial, Inc. stock, which was received as a result of the conversion of The Prudential Insurance Company of America from a mutual company to a stock company, and income from an investment in a limited partnership.

Income from BOLI increased $937,000 to $5.2 million for the three months ended March 31, 2003, from $4.3 million for the three months ended March 31, 2002. This increase is primarily attributable to the additional $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI. Customer service fees increased $902,000 to $14.8 million for the three months ended March 31, 2003, from $13.9 million for the three months ended March 31, 2002.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2003 totaled $52.0 million, an increase of $3.9 million from $48.1 million for the three months ended March 31, 2002. Non-interest expense consists of general and administrative expense which includes compensation and benefits expense, occupancy, equipment and systems expense, federal deposit insurance premiums, advertising and other operating expense. The increase in non-interest expense was primarily due to increases in compensation and benefits expense and occupancy, equipment and systems expense.

Compensation and benefits expense increased $2.7 million to $28.8 million for the three months ended March 31, 2003, from $26.1 million for the three months ended March 31, 2002. This increase was attributable to an increase of $1.5 million in pension and other postretirement benefits expense, coupled with staff additions, primarily in our retail banking network, and normal annual increases in salaries. The increase in pension expense is primarily related to the decrease in the value of our pension assets which is a result of the decline in the equities markets. Occupancy, equipment and systems expense increased
$1.4 million to $14.6 million for the three months ended March 31, 2003, from $13.2 million for the three months ended March 31, 2002, due to increases in building and furniture, fixtures and equipment expense and depreciation as a result of facilities and systems enhancements over the past year and increases in rent and utilities expense.

Our percentage of general and administrative expense to average assets was 0.93% for the three months ended March 31, 2003, compared to 0.86% for the three months ended March 31, 2002. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 38.52% for the three months ended March 31, 2003, compared to 33.92% for the three months ended March 31, 2002. The increases in these ratios are primarily attributable to the increase in general and administrative expense for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 discussed previously.

Income Tax Expense

For the three months ended March 31, 2003, income tax expense was $26.5 million, representing an effective tax rate of 32.0%, compared to $31.5 million, representing an effective tax rate of 34.0%, for the three months ended March 31, 2002. The reduction in the effective tax rate is primarily due to the additional BOLI purchase and additional income from subsidiary activities.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at March 31, 2003 and December 31, 2002. In addition to the non-performing loans, we had $819,000 of potential problem loans at March 31, 2003 compared to $1.5 million at December 31, 2002. Such loans are 60-89 days delinquent as shown on page 30.

                                                    At March 31,   At December 31,
(Dollars in Thousands)                                  2003             2002
                                                    ------------   ---------------
Non-accrual delinquent mortgage loans (1)             $37,022          $31,997
Non-accrual delinquent consumer and other loans         1,147            1,485
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                            878            1,035
                                                      -------          -------
      Total non-performing loans                       39,047           34,517

Real estate owned, net (3)                                933            1,091
                                                      -------          -------
      Total non-performing assets                     $39,980          $35,608
                                                      =======          =======

Non-performing loans to total loans                      0.33%            0.29%
Non-performing loans to total assets                     0.17             0.16
Non-performing assets to total assets                    0.18             0.16

Allowance for loan losses to non-performing loans      213.73           242.04
Allowance for loan losses to total loans                 0.70             0.69

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

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of March 31, 2003, $14.5 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $759,000 for the three months ended March 31, 2003 and $2.3 million for the year ended December 31, 2002. This compares to actual payments recorded as interest income, with respect to such loans, of $273,000 for the three months ended March 31, 2003, and $1.6 million for the year ended December 31, 2002.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $4.7 million at March 31, 2003 and $5.0 million at December 31, 2002.

Delinquent Loans

The following table shows a comparison of delinquent loans at March 31, 2003 and December 31, 2002.

                                           At March 31, 2003                  At December 31, 2002
                                  ----------------------------------   ----------------------------------
                                     60-89 Days      90 Days or More      60-89 Days      90 Days or More
                                  ---------------   ----------------   ---------------   ----------------
                                  Number            Number             Number            Number
                                    of                of                 of                of
(Dollars in Thousands)             Loans   Amount    Loans    Amount    Loans   Amount    Loans    Amount
                                  ------   ------   ------   -------   ------   ------   ------   -------
Mortgage loans:
   One-to-four family                5     $ 200      174    $29,582      12    $  417     185    $30,130
   Multi-family                      1        51       10      7,356       1       192       6      2,114
   Commercial real estate            1        78        3        962       2       324       1        788
Consumer and other loans            66       490       80      1,147      85       571     131      1,485
                                    --     -----      ---    -------     ---    ------     ---    -------

Total delinquent loans              73     $ 819      267    $39,047     100    $1,504     323    $34,517
                                    ==     =====      ===    =======     ===    ======     ===    =======

Delinquent loans to total loans             0.01%               0.33%             0.01%              0.29%

Allowance for Loan Losses

The following table sets forth the change in our allowance for loan losses for the three months ended March 31, 2003.

                                  (In Thousands)
                                  --------------
Balance at December 31, 2002         $83,546
Provision charged to operations           --
Charge-offs:
   One-to-four family                    (17)
   Consumer and other                   (301)
                                     -------
Total charge-offs                       (318)
                                     -------
Recoveries:
   One-to-four family                     21
   Consumer and other                    205
                                     -------
Total recoveries                         226
                                     -------
Net charge-offs                          (92)
                                     -------
Balance at March 31, 2003            $83,454
                                     =======

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 32, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. Prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.

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

The Gap Table includes $2.59 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $231.1 million classified according to their call dates, of which $130.2 million are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current low interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at March 31, 2003 was 4.68%. This compares to a one-year cumulative gap of 18.15% at December 31, 2002. The decrease in our one-year cumulative gap is primarily attributable to $2.81 billion in borrowings which mature in the first quarter of 2004 which were classified in the more than one year to three years category at December 31, 2002 and are classified in the one year or less category at March 31, 2003.

                                                                    At March 31, 2003
                                           -------------------------------------------------------------------
                                                          More than     More than
                                                          One Year     Three Years
                                             One Year        to            to        More than
(Dollars in Thousands)                       or Less     Three Years   Five Years    Five Years       Total
                                           -----------   -----------   -----------   -----------   -----------
Interest-earning assets:
   Mortgage loans (1)                      $ 4,148,441    $2,775,952    $2,981,742   $ 1,516,225   $11,422,360
   Consumer and other loans (1)                363,595        25,451            --            --       389,046
   Federal funds sold and
      repurchase agreements                    205,657            --            --            --       205,657
   Mortgage-backed and other
      securities available-for-sale and
      FHLB stock                             1,972,934       281,380       223,338       308,850     2,786,502
   Mortgage-backed and other securities
      held-to-maturity                       3,512,694     1,501,096       767,005       724,830     6,505,625
                                           -----------    ----------    ----------   -----------   -----------
Total interest-earning assets               10,203,321     4,583,879     3,972,085     2,549,905    21,309,190
Net unamortized purchase premiums
   and deferred costs (2)                       97,450        39,778        30,762        18,623       186,613
                                           -----------    ----------    ----------   -----------   -----------
Net interest-earning assets                 10,300,771     4,623,657     4,002,847     2,568,528    21,495,803
                                           -----------    ----------    ----------   -----------   -----------

Interest-bearing liabilities:
   Savings                                     158,156       316,312       316,312     2,082,388     2,873,168
   Money market                              1,335,073        17,018        17,018       127,634     1,496,743
   NOW and demand deposits                      39,204        78,408        78,408     1,276,163     1,472,183
   Certificates of deposit                   2,647,418     1,634,190     1,056,041        78,374     5,416,023
   Borrowed funds                            5,069,264     1,297,526       738,526     2,279,423     9,384,739
                                           -----------    ----------    ----------   -----------   -----------
Total interest-bearing liabilities           9,249,115     3,343,454     2,206,305     5,843,982    20,642,856
                                           -----------    ----------    ----------   -----------   -----------
Interest sensitivity gap                     1,051,656     1,280,203     1,796,542    (3,275,454)  $   852,947
                                           -----------    ----------    ----------   -----------   -----------
Cumulative interest sensitivity gap        $ 1,051,656    $2,331,859    $4,128,401   $   852,947
                                           ===========    ==========    ==========   ===========

Cumulative interest sensitivity gap
   as a percentage of total assets                4.68%        10.37%        18.36%         3.79%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                 111.37%       118.52%       127.90%       104.13%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2003 would increase by approximately 2.62% from the base projection. At December 31, 2002, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have increased by approximately 1.10% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2003 would decrease by approximately 6.49% from the base projection. At December 31, 2002, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have decreased by approximately 1.09% from the base projection.

During the prevailing interest rate environment of the past two years, which has been characterized by significant declines in market interest rates, we have experienced very high levels of loan and mortgage-backed securities prepayments. These very high levels of prepayments have continued during the first quarter of 2003. Although we have continued to reprice our interest-bearing liabilities during this time, we have not been able to do so to the same degree as our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, if market interest rates remain at their present levels for a prolonged period of time or decline further, the cash flows from continued high levels of prepayments would be reinvested at lower yields while our cost of funds would decrease at a slower rate, resulting in an adverse impact on our results of operations.

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

Item 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, as of May 1, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no significant changes in our disclosure controls and procedures or internal controls for financial reporting or other factors that could significantly affect those controls subsequent to May 1, 2003, and we identified no significant deficiencies or material weaknesses requiring corrective action with respect to such controls.

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

     99.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     99.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated March 4, 2003, which includes under Item 9 of Form 8-K a press release dated February 21, 2003 announcing our participation in an investor conference on March 5, 2003 and the text of the written presentation to be made at the investor conference. This report has been furnished but not filed pursuant to Regulation FD.

     2. Report on Form 8-K dated January 23, 2003 which includes under Item 9 of Form 8-K (including Item 12 disclosures) a press release dated January 23, 2003 which includes highlights of our financial results for the quarter and full year ended December 31, 2002. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Astoria Financial Corporation


Dated: May 12, 2003                     By: /s/ Monte N. Redman
                                            ------------------------------------
                                                Monte N. Redman
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Accounting Officer)

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

Date: May 12, 2003


/S/ George L. Engelke, Jr.
-----------------------------------------------
George L. Engelke, Jr.
Chairman, President and Chief Executive Officer
Astoria Financial Corporation

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

Date: May 12, 2003


/S/ Monte N. Redman
----------------------------------------------------
Monte N. Redman
Executive Vice President and Chief Financial Officer
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