Form 10-Q
period 2003-06-30
ASTORIA FINANCIAL CORP
filed 2003-08-08
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                          YES  [X]         NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Classes of Common Stock                Number of Shares Outstanding, July 31, 2003
 -----------------------                -------------------------------------------
      .01 Par Value                                      80,435,217
      -------------                                      ----------

                         PART I -- FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.       Financial Statements (Unaudited):

              Consolidated Statements of Financial Condition at June 30, 2003           2
              and December 31, 2002

              Consolidated Statements of Income for the Three and Six Months            3
              Ended June 30, 2003 and June 30, 2002

              Consolidated Statement of Changes in Stockholders' Equity for the         4
              Six Months Ended June 30, 2003

              Consolidated Statements of Cash Flows for the Six Months Ended            5
              June 30, 2003 and June 30, 2002

              Notes to Consolidated Financial Statements                                6

Item 2.       Management's Discussion and Analysis of Financial Condition and          10
              Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk               36

Item 4.       Controls and Procedures                                                  38

                      PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings                                                        39

Item 2.       Changes in Securities and Use of Proceeds                                39

Item 3.       Defaults Upon Senior Securities                                          39

Item 4.       Submission of Matters to a Vote of Security Holders                      39

Item 5.       Other Information                                                        40

Item 6.       Exhibits and Reports on Form 8-K                                         40

Signatures                                                                             41

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)

                                                                                   At                         At
                                                                                June 30,                  December 31,
(In Thousands, Except Share Data)                                                 2003                        2002
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                       $   142,361                $   167,605
Federal funds sold and repurchase agreements                                      117,722                    510,252
Available-for-sale securities:
   Encumbered                                                                   2,201,309                  2,096,619
   Unencumbered                                                                 1,029,537                    695,962
-----------------------------------------------------------------------------------------------------------------------
                                                                                3,230,846                  2,792,581
Held-to-maturity securities, fair value of $5,684,777 and $5,100,565, respectively:
   Encumbered                                                                   4,588,927                  4,059,947
   Unencumbered                                                                 1,047,164                    981,310
-----------------------------------------------------------------------------------------------------------------------
                                                                                5,636,091                  5,041,257
Federal Home Loan Bank of New York stock, at cost                                 231,200                    247,550
Loans held-for-sale, net                                                           73,095                     62,669
Loans receivable:
   Mortgage loans, net                                                         11,631,846                 11,680,160
   Consumer and other loans, net                                                  411,804                    379,201
-----------------------------------------------------------------------------------------------------------------------
                                                                               12,043,650                 12,059,361
   Allowance for loan losses                                                      (83,390)                   (83,546)
-----------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                          11,960,260                 11,975,815
Mortgage servicing rights, net                                                     13,844                     20,411
Accrued interest receivable                                                        85,806                     88,908
Premises and equipment, net                                                       159,456                    157,297
Goodwill                                                                          185,151                    185,151
Bank owned life insurance                                                         360,580                    358,898
Other assets                                                                       86,477                     89,435
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $22,282,889                $21,697,829
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES:
Deposits:
   Savings                                                                    $ 2,927,603                $ 2,832,291
   Money market                                                                 1,385,165                  1,698,552
   NOW and demand deposit                                                       1,510,949                  1,383,315
   Certificates of deposit                                                      5,485,449                  5,153,038
-----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                 11,309,166                 11,067,196
Reverse repurchase agreements                                                   6,735,000                  6,285,000
Federal Home Loan Bank of New York advances                                     1,979,000                  2,064,000
Other borrowings, net                                                             477,039                    472,180
Mortgage escrow funds                                                             120,559                    104,353
Accrued expenses and other liabilities                                            134,510                    151,102
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                              20,755,274                 20,143,831

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,225,000 shares authorized and -0- shares issued and
     outstanding)                                                                       -                          -
   Series B (2,000,000 shares authorized, issued and outstanding)                   2,000                      2,000
Common stock, $.01 par value; (200,000,000 shares authorized;
  110,996,592 shares issued; and 80,672,623 and 84,805,817 shares
  outstanding, respectively)                                                        1,110                      1,110
Additional paid-in capital                                                        846,285                    840,186
Retained earnings                                                               1,431,620                  1,368,062
Treasury stock (30,323,969 and 26,190,775 shares, at cost, respectively)         (744,819)                  (639,579)
Accumulated other comprehensive income                                             18,075                      9,800
Unallocated common stock held by ESOP (4,850,252 and 5,018,500
  shares, respectively)                                                           (26,656)                   (27,581)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      1,527,615                  1,553,998
-----------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                    $22,282,889                $21,697,829
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                          For the                 For the
                                                                    Three Months Ended         Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------  -------------------------
(In Thousands, Except Share Data)                                    2003         2002        2003          2002
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                         $ 117,866    $ 163,449      $244,795      $ 329,958
      Multifamily, commercial real estate and
        construction                                                49,449       38,781        95,665         75,070
   Consumer and other loans                                          4,960        4,117         9,732          7,919
   Mortgage-backed securities                                       88,213       97,225       182,261        197,721
   Other securities                                                  8,280       19,449        18,129         39,105
   Federal funds sold and repurchase agreements                        465        3,254         1,217          7,392
--------------------------------------------------------------------------------------------------------------------
Total interest income                                              269,233      326,275       551,799        657,165
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                         57,189       75,543       115,430        153,770
   Borrowed funds                                                  115,793      128,363       231,110        266,099
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                             172,982      203,906       346,540        419,869
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                 96,251      122,369       205,259        237,296
Provision for loan losses                                                -        1,002             -          2,006
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 96,251      121,367       205,259        235,290
--------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                            15,759       15,347        30,592         29,278
   Other loan fees                                                   2,041        1,558         3,867          3,680
   Net gain of sales of securities                                   8,029            -        10,165              -
   Mortgage banking income, net                                       (376)         600            60          4,028
   Income from bank owned life insurance                             5,049        5,982        10,248         10,244
   Other                                                             1,041          841         2,506          4,058
--------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           31,543       24,328        57,438         51,288
--------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                     27,604       26,289        56,368         52,357
      Occupancy, equipment and systems                              15,159       13,052        29,774         26,227
      Federal deposit insurance premiums                               468          499           960          1,004
      Advertising                                                    1,744        1,531         3,242          2,558
      Other                                                          6,865        8,904        13,462         16,258
--------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                          51,840       50,275       103,806         98,404
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                    75,954       95,420       158,891        188,174
Income tax expense                                                  25,065       31,489        51,605         63,025
--------------------------------------------------------------------------------------------------------------------
Net income                                                          50,889       63,931       107,286        125,149
Preferred dividends declared                                        (1,500)      (1,500)       (3,000)        (3,000)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                      $  49,389    $  62,431      $104,286      $ 122,149
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                  $    0.64    $    0.74      $   1.34      $    1.44
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                $    0.64    $    0.73      $   1.33      $    1.41
--------------------------------------------------------------------------------------------------------------------
Dividends per common share                                       $    0.22    $    0.20      $   0.42      $    0.37
--------------------------------------------------------------------------------------------------------------------
Basic weighted average common shares                            76,861,759   84,216,057    77,945,438     84,843,610
Diluted weighted average common and common equivalent shares    77,470,793   85,946,408    78,620,070     86,490,683

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 2003

                                                                                                            Accumu-   Unallo-
                                                                                                             lated    cated
                                                                                                             Other    Common
                                                                        Additional                          Compre-   Stock
                                                     Preferred  Common    Paid-in    Retained   Treasury    hensive    Held
(In Thousands, Except Share Data)           Total      Stock     Stock    Capital    Earnings     Stock      Income   by ESOP
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               $1,553,998  $2,000    $1,110  $840,186   $1,368,062  $(639,579)  $ 9,800  $(27,581)

Comprehensive income:
   Net income                                 107,286       -         -         -      107,286          -         -         -
   Other comprehensive income, net of tax:
     Net unrealized gain on securities          7,404       -         -         -            -          -     7,404         -
     Amortization of net unrealized loss
      on cash flow hedging instruments             96       -         -         -            -          -        96         -
     Amortization of unrealized loss
      on securities transferred to
      held-to-maturity                            775       -         -         -            -          -       775         -
                                           ----------
Comprehensive income                          115,561
                                           ----------
Common stock repurchased
 (4,654,000 shares)                          (117,987)      -         -         -            -   (117,987)        -         -

Dividends on common and preferred
 stock and amortization of purchase
 premium                                      (35,732)      -         -      (652)     (35,080)         -         -         -

Exercise of stock options and
 related tax benefit
 (520,806 shares issued)                        7,494       -         -     3,395       (8,648)    12,747         -         -

Amortization relating to allocation
 of ESOP stock                                  4,281       -         -     3,356            -          -         -       925
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                   $1,527,615  $2,000    $1,110  $846,285   $1,431,620  $(744,819)  $18,075  $(26,656)
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         For the Six Months Ended
                                                                                                  June 30,
                                                                                     ---------------------------------
(In Thousands)                                                                            2003                2002
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                        $  107,286           $  125,149
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Net premium amortization on mortgage loans and mortgage-backed securities         58,845               19,419
       Other net discount accretion                                                        (877)             (25,068)
       Net provision for loan and real estate losses                                          5                2,006
       Depreciation and amortization                                                      6,066                5,462
       Net gain on sales of loans and securities                                        (16,137)              (2,846)
       Originations of loans held-for-sale, net of proceeds from sales                   (4,454)              27,319
       Amortization relating to allocation of ESOP stock                                  4,281                4,389
       Decrease in accrued interest receivable                                            3,102                  768
       Mortgage servicing rights amortization and valuation
         allowance, net of capitalized amounts                                            6,567                2,034
       Income from bank owned life insurance, net of insurance proceeds received         (1,682)             (10,244)
       Decrease (increase) in other assets                                                6,344              (50,084)
       Decrease in accrued expenses and other liabilities                               (16,195)             (26,805)
----------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                    153,151               71,499
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Originations of loans receivable                                                  (2,643,404)          (1,891,187)
   Loan purchases through third parties                                                (705,724)            (752,523)
   Principal payments on loans receivable                                             3,337,775            2,269,757
   Principal payments on mortgage-backed securities held-to-maturity                  2,476,517            1,340,028
   Principal payments on mortgage-backed securities available-for-sale                1,147,360              986,294
   Purchases of mortgage-backed securities held-to-maturity                          (3,160,014)          (1,912,575)
   Purchases of mortgage-backed securities available-for-sale                        (2,535,035)                   -
   Purchases of other securities available-for-sale                                        (600)                (502)
   Proceeds from calls and maturities of other securities held-to-maturity               67,045              107,158
   Proceeds from calls and maturities of other securities available-for-sale            132,693                  675
   Proceeds from sales of mortgage-backed securities available-for-sale                 829,680                    -
   Net redemptions of FHLB of New York stock                                             16,350               24,977
   Proceeds from sales of real estate owned, net                                          1,101                2,856
   Purchases of premises and equipment, net of proceeds from sales                       (8,225)              (8,127)
   Purchase of bank owned life insurance                                                      -             (100,000)
----------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by investing activities                       (1,044,481)              66,831
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                                                             241,970              333,709
   Net increase (decrease) in reverse repurchase agreements                             450,000             (500,000)
   Net decrease in FHLB of New York advances                                            (85,000)            (249,550)
   Net decrease in other borrowings                                                           -             (300,000)
   Net increase in mortgage escrow funds                                                 16,206               17,082
   Common stock repurchased                                                            (117,987)             (84,587)
   Cash dividends paid to stockholders                                                  (35,732)             (34,373)
   Cash received for options exercised                                                    4,099                5,591
----------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                          473,556             (812,128)
----------------------------------------------------------------------------------------------------------------------
           Net decrease in cash and cash equivalents                                   (417,774)            (673,798)
Cash and cash equivalents at beginning of period                                        677,857            1,453,858
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  260,083           $  780,060
----------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
   Cash paid during the period:
      Interest                                                                       $  348,600           $  430,225
----------------------------------------------------------------------------------------------------------------------
      Income taxes                                                                   $   48,397           $   57,246
----------------------------------------------------------------------------------------------------------------------
   Additions to real estate owned                                                    $      593           $    1,068
----------------------------------------------------------------------------------------------------------------------

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2003 and December 31, 2002, our results of operations for the three and six months ended June 30, 2003 and 2002, changes in our stockholders' equity for the six months ended June 30, 2003 and our cash flows for the six months ended June 30, 2003 and 2002. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2003 and December 31, 2002, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year or for any other interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2002 audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                                                 For the Three Months Ended June 30,
                                                   -----------------------------------------------------------------
                                                               2003                              2002
                                                   -----------------------------------------------------------------
                                                      Basic           Diluted             Basic           Diluted
(In Thousands, Except Per Share Data)                  EPS              EPS(1)             EPS               EPS
--------------------------------------------------------------------------------------------------------------------
Net income                                         $  50,889         $ 50,889           $  63,931         $  63,931
Preferred dividends declared                          (1,500)          (1,500)             (1,500)           (1,500)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders        $  49,389         $ 49,389           $  62,431         $  62,431
--------------------------------------------------------------------------------------------------------------------

Total weighted average basic
  common shares outstanding                           76,862           76,862              84,216            84,216
Effect of dilutive securities:
   Options                                                 -              609                   -             1,730
--------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
  common shares outstanding                           76,862           77,471              84,216            85,946
--------------------------------------------------------------------------------------------------------------------

Net earnings per common share                      $    0.64         $   0.64           $    0.74         $    0.73
--------------------------------------------------------------------------------------------------------------------

                                                                  For the Six Months Ended June 30,
                                                   -----------------------------------------------------------------
                                                               2003                              2002
                                                   -----------------------------------------------------------------
                                                      Basic           Diluted             Basic           Diluted
(In Thousands, Except Per Share Data)                  EPS              EPS(2)             EPS               EPS
--------------------------------------------------------------------------------------------------------------------
Net income                                          $107,286         $107,286            $125,149          $125,149
Preferred dividends declared                          (3,000)          (3,000)             (3,000)           (3,000)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders         $104,286         $104,286            $122,149          $122,149
--------------------------------------------------------------------------------------------------------------------

Total weighted average basic
  common shares outstanding                           77,945           77,945              84,844            84,844
Effect of dilutive securities:
   Options                                                 -              675                   -             1,647
--------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
  common shares outstanding                           77,945           78,620              84,844            86,491
--------------------------------------------------------------------------------------------------------------------

Net earnings per common share                       $   1.34         $   1.33            $   1.44          $   1.41
--------------------------------------------------------------------------------------------------------------------

(1) Options to purchase 1,946,484 shares of common stock at prices between $25.44 per share and $29.88 per share were outstanding as of June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended June 30, 2003.

(2) Options to purchase 1,926,484 shares of common stock at prices between $26.24 per share and $29.88 per share were outstanding as of June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the six months ended June 30, 2003.

3. Mortgage Servicing Rights, or MSR

MSR are carried at amortized cost, and impairment, if any, is recognized through a valuation allowance. MSR, at amortized cost, totaled $31.2 million at June 30, 2003 and $35.1 million at December 31, 2002. The valuation allowance totaled $17.4 million at June 30, 2003 and $14.7 million at December 31, 2002. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR amortization totaled $3.8 million for the three months ended June 30, 2003 and $1.9 million for the three months ended June 30, 2002. MSR amortization totaled $7.6 million for the six months ended June 30, 2003 and $4.0 million for the six months ended

June 30, 2002. As of June 30, 2003, estimated future MSR amortization through 2008 is as follows: $6.0 million for the remainder of 2003, $9.7 million for 2004, $5.8 million for 2005, $3.4 million for 2006, $2.1 million for 2007 and $1.3 million for 2008. Actual results may vary depending upon the level of repayments on the loans currently serviced.

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

                                                            For the Three Months Ended June 30,
                                                            -----------------------------------
(In Thousands, Except Per Share Data)                             2003                2002
-----------------------------------------------------------------------------------------------
Net income:
    As reported                                                  $50,889              $63,931
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                                  1,235                1,043
                                                                 -------              -------
    Pro forma                                                    $49,654              $62,888
                                                                 =======              =======

Basic earnings per common share:
    As reported                                                    $0.64               $0.74
                                                                   =====               =====
    Pro forma                                                      $0.63               $0.73
                                                                   =====               =====

Diluted earnings per common share:
    As reported                                                    $0.64               $0.73
                                                                   =====               =====
    Pro forma                                                      $0.62               $0.71
                                                                   =====               =====


                                                                For the Six Months Ended June 30,
                                                                ---------------------------------
(In Thousands, Except Per Share Data)                                  2003            2002
-------------------------------------------------------------------------------------------------
Net income:
    As reported                                                 $107,286             $125,149
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                                  2,613                2,231
                                                                --------             --------
    Pro forma                                                   $104,673             $122,918
                                                                ========             ========
Basic earnings per common share:
    As reported                                                    $1.34               $1.44
                                                                   =====               =====
    Pro forma                                                      $1.30               $1.41
                                                                   =====               =====

Diluted earnings per common share:
    As reported                                                    $1.33               $1.41
                                                                   =====               =====
    Pro forma                                                      $1.29               $1.39
                                                                   =====               =====

5. Adoption of New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are applicable prospectively to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN 45 did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (referred to as "variable interest entities"). FIN 46 is to be applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003, FIN 46 is to be applied in the first fiscal year or interim period beginning after June 15, 2003, and may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 did not have a material impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and should generally be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which requires issuers of certain financial instruments, falling within the scope of SFAS No. 150, with characteristics of both liabilities and equity to be classified and measured as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

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

General

We are a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities, and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities, multi-family mortgage loans and commercial real estate loans. To a smaller degree, we also invest in construction loans and consumer and other loans. In addition, Astoria Federal invests in U.S. Government and federal agency securities and other investments permitted by federal laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, non-interest expense and income tax expense. Non-interest income includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. Non-interest expense consists of general and administrative expense which includes compensation and benefits expense; occupancy, equipment and systems expense; federal deposit insurance premiums; advertising; and other non-interest expense. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

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

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in our consolidated statements of financial condition at fair value or the lower of cost or fair value. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors.

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

As indicated above, actual results could differ from our estimate as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance for loan losses. While we believe that the allowance for loan losses has been established and maintained at levels adequate to reflect the risks inherent in our loan portfolio, future increases may be necessary if economic or market conditions decline substantially from the conditions that existed at the time of the initial determinations.

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

For purposes of our goodwill impairment testing, we identified a single reporting unit. On September 30, 2002 we performed our annual goodwill impairment test. We determined the fair value of our one reporting unit to be in excess of its carrying value, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. As of our annual impairment test date, there was no indication of goodwill impairment. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2003, there have been no such events or changes in circumstances. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The market values of our securities, particularly our fixed rate mortgage-backed securities which comprise 94.0% of our total securities portfolio at June 30, 2003, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers' market values. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. There were no securities write downs during the six months ended June 30, 2003.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $7.16 billion for the six months ended June 30, 2003 and $4.70 billion for the six months ended June 30, 2002. The increase in loan and security repayments was primarily the result of the continued high level of mortgage loan refinance activity caused by the continued low interest rate environment. Medium- and long-term U.S. Treasury rates (maturities of two to ten years) declined on average approximately 155 basis points since June 30, 2002. Additionally, the Federal Open Market Committee, or FOMC, reduced the federal funds rate by a total of 50 basis points during the latter half of 2002 and an additional 25 basis points in June 2003.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $153.2 million during the six months ended June 30, 2003 and $71.5 million during the six months ended June 30, 2002. During the six months ended June 30, 2003, net borrowings increased $369.9 million and net deposits increased $242.0 million. While we have reduced our borrowings to deposit ratio as well as our overall level of borrowings over the past several years, during the first quarter of 2003 we borrowed an additional $500.0 million with a weighted average rate of 2.58% and a weighted average maturity of 3.2 years to help protect against the impact on interest expense of future interest rate increases. During the three months ended June 30, 2003, interest rates continued to decline, the U.S. Treasury yield curve continued to flatten, cash flows increased and reinvestment yields dropped significantly. As a result, we determined that additional leverage would not be prudent at this time and, in fact, we repaid $195.0 million of matured borrowings. We also extended $300.0 million of borrowings at a weighted average rate of 2.29% and a weighted average maturity of 3.7 years to help protect against potential increases in interest rates. All other borrowings that matured during the quarter were rolled over into short-term borrowings. During the six months ended June 30, 2002, net borrowings decreased $1.05 billion, while net deposits increased $333.7 million. The decrease in net borrowings was consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward deposits, particularly lower costing and less interest rate sensitive core deposits, consisting of savings, money market, NOW and demand deposits. The net increases in deposits for the six months ended June 30, 2003 and 2002 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite continued intense local competition for checking accounts, we have been successful in growing our NOW and demand deposits, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process which was introduced in 2002. See page 20 for further detail regarding deposit activity.

Typically, our primary use of funds is for the origination and purchase of mortgage loans. However, during the six months ended June 30, 2003, despite strong loan originations, our purchases of mortgage-backed securities exceeded our originations and purchases of mortgage loans. During the six months ended June 30, 2003, our gross originations and purchases of mortgage loans totaled $3.52 billion, including originations of loans held-for-sale totaling $319.1 million, compared to $2.71 billion, including originations of loans held-for-sale totaling $212.0 million, during the six months ended June 30, 2002. The strong levels of loan originations and purchases for both the six months ended June 30, 2003 and 2002 are attributable to the continued low interest rate environment which has resulted in continued high levels of mortgage refinance activity. The decline in medium- and long-term U.S. Treasury rates during the past twelve months resulted in a significant increase in loan and mortgage-backed securities repayments during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. We utilized our cash flows in excess of mortgage and other loan fundings to purchase mortgage-backed securities. Additionally, during the three months ended March 31, 2003, we borrowed an additional $500.0 million which was also used primarily for the purchase of mortgage-backed securities. Purchases of mortgage-backed securities totaled $5.70 billion during the six months ended June 30, 2003 and $1.91 billion during the six months ended June 30, 2002. As previously discussed, given the current low interest rate environment and the flattening of the U.S. Treasury yield curve from the previous quarter, we decided not to add leverage to the balance sheet and, during the three months ended June 30, 2003, both our mortgage-backed securities and our borrowings portfolios decreased. We will continue to evaluate the alternative of using cash flows in excess of mortgage and other loan fundings to further reduce borrowings as well as to purchase mortgage-backed securities.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $260.1 million at June 30, 2003, compared to $677.9 million at December 31, 2002. This decrease reflects the net effect of our operating, investing and financing activities, in particular, our use of funds for the purchase of mortgage-backed securities and the repayment of borrowings. Borrowings maturing over the next twelve months total $5.08 billion with a weighted average rate of 4.74%. We have the flexibility to either repay or rollover such borrowings as they mature. Refinanced borrowings during the next twelve months should carry lower weighted average rates than those they replace, assuming that interest rates remain at or near their current levels. In addition, we have $2.71 billion in certificates of deposit with a weighted average rate of 2.59% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details borrowing and certificate of deposit maturities over the next twelve months and their weighted average rates:

                                                        Borrowings                  Certificates of Deposit
                                               ----------------------------       --------------------------
                                                               Weighted                             Weighted
                                                                Average                              Average
(Dollars in Millions)                            Amount          Rate               Amount             Rate
---------------------------------------------------------------------------      ----------------------------
Contractual Maturity:
    Third quarter 2003                           $  965           2.63%             $  725             2.08%
    Fourth quarter 2003                             800           5.81                 660             2.74
    First quarter 2004                            2,810           4.97                 752             2.84
    Second quarter 2004                             500           5.80                 574             2.76
                                                 ------                             ------
Total                                            $5,075           4.74              $2,711             2.59
                                                 ======                             ======

The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates decline, customers' refinance activities tend to accelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to accelerate. When mortgage rates increase the opposite tends to occur. In addition, as mortgage interest rates decrease, some customers tend to prefer fixed rate mortgage loan products over variable rate products. Since we generally sell our fifteen year and thirty year fixed rate loan production into the secondary mortgage market, the origination of such products for sale does not significantly reduce our liquidity.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt. We may continue to access the capital markets in the future. We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations.

Stockholders' equity decreased to $1.53 billion at June 30, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of common stock repurchased of $118.0 million and dividends declared of $35.7 million. These decreases were partially offset by net income of $107.3 million, an increase in accumulated other comprehensive income, net of tax, of $8.3 million, the effect of stock options exercised and related tax benefit of $7.5 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $4.3 million.

On June 2, 2003, we paid a quarterly cash dividend of $0.22 per share on shares of our common stock outstanding as of the close of business on May 15, 2003 totaling $16.9 million. During the three months ended June 30, 2003, we declared a cash dividend on our Series B Preferred Stock totaling $1.5 million. On July 16, 2003, we declared a quarterly cash dividend of $0.22 per share on shares of our common stock payable on September 2, 2003 to stockholders of record as of the close of business on August 15, 2003.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the six months ended June 30, 2003, we repurchased 4,654,000 shares of our common stock at an aggregate cost of $118.0 million. In total, as of June 30, 2003, 4,972,000 shares of our common stock, at an aggregate cost of $126.5 million, have been purchased under the ninth stock repurchase plan.

At June 30, 2003, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.59%, leverage capital ratio of 7.59% and total risk-based capital ratio of 16.13%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

Commitments and Contingencies

In the normal course of business, we routinely enter into various commitments, primarily relating to the origination, purchase and sale of loans, the purchase of securities and the leasing of certain office facilities. At June 30, 2003, we had outstanding commitments to originate and purchase loans totaling $1.12 billion; outstanding unused lines of credit totaling $312.8 million, which relate primarily to home equity lines of credit; outstanding commitments to sell loans totaling $196.7 million; and outstanding commitments to purchase securities totaling $771.3 million. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of our business.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at June 30, 2003 and December 31, 2002.

                                                      At June 30, 2003                At December 31, 2002
                                               ---------------------------------------------------------------
                                                                  Percent                          Percent
(Dollars in Thousands)                               Amount      of Total             Amount       of Total
--------------------------------------------------------------------------------------------------------------
Mortgage loans (gross):
     One-to-four family                           $ 8,856,003       73.97%          $ 9,209,360      76.86%
     Multi-family                                   1,874,350       15.66             1,599,985      13.35
     Commercial real estate                           758,317        6.33               744,623       6.21
     Construction                                      78,732        0.66                56,475       0.47
--------------------------------------------------------------------------------------------------------------
Total mortgage loans                               11,567,402       96.62            11,610,443      96.89
--------------------------------------------------------------------------------------------------------------

Consumer and other loans (gross):
     Home equity                                      359,131        3.00               323,494       2.70
     Passbook                                           6,958        0.06                 7,502       0.06
     Other                                             38,316        0.32                41,642       0.35
--------------------------------------------------------------------------------------------------------------
Total consumer and other loans                        404,405        3.38               372,638       3.11
--------------------------------------------------------------------------------------------------------------

Total loans                                        11,971,807      100.00%           11,983,081     100.00%

Net unamortized premiums and
  deferred loan costs                                  71,843                            76,280
Allowance for loan losses                             (83,390)                          (83,546)
---------------------------------------------------------------------------------------------------------------
Total loans, net                                  $11,960,260                       $11,975,815
---------------------------------------------------------------------------------------------------------------

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at June 30, 2003 and December 31, 2002.

                                                          At June 30, 2003                 At December 31, 2002
                                                  -----------------------------------------------------------------
                                                                       Estimated                         Estimated
                                                      Amortized           Fair           Amortized          Fair
(In Thousands)                                          Cost             Value              Cost            Value
-------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
       Agency pass-through certificates              $  198,370       $  204,906        $  241,146       $  249,459
       REMICs and CMOs:
          Agency issuance                             2,140,943        2,165,525           608,076          616,552
          Non-agency issuance                           647,154          638,848         1,581,475        1,587,622
-------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                   2,986,467        3,009,279         2,430,697        2,453,633
-------------------------------------------------------------------------------------------------------------------
   Other securities:
       Obligations of the U.S.
        Government and agencies                           2,241            2,307           132,011          133,448
       FNMA and FHLMC preferred stock                   140,015          142,964           140,015          136,682
       Corporate debt and other securities               67,676           76,296            67,854           68,818
-------------------------------------------------------------------------------------------------------------------
   Total other securities                               209,932          221,567           339,880          338,948
-------------------------------------------------------------------------------------------------------------------
 Total securities available-for-sale                 $3,196,399       $3,230,846        $2,770,577       $2,792,581
===================================================================================================================

Securities held-to-maturity:
   Mortgage-backed securities:
       Agency pass-through certificates              $   19,073       $   20,346        $   24,534       $   26,190
       REMICs and CMOs:
          Agency issuance                             4,689,360        4,738,626         3,595,244        3,646,023
          Non-agency issuance                           879,070          876,989         1,306,113        1,313,349
-------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                   5,587,503        5,635,961         4,925,891        4,985,562
-------------------------------------------------------------------------------------------------------------------
   Other securities:
       Obligations of the U.S.
        Government and agencies                               -                -            65,776           66,018
       Obligations of states and
        political subdivisions                           38,607           38,607            39,611           39,611
       Corporate debt securities                          9,981           10,209             9,979            9,374
-------------------------------------------------------------------------------------------------------------------
   Total other securities                                48,588           48,816           115,366          115,003
-------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                    $5,636,091       $5,684,777        $5,041,257       $5,100,565
===================================================================================================================

Comparison of Financial Condition as of June 30, 2003 and December 31, 2002 and Operating Results for the Three and Six Months Ended June 30, 2003 and 2002

Financial Condition

Total assets increased $585.1 million to $22.28 billion at June 30, 2003, from $21.70 billion at December 31, 2002. The primary reason for the increase in total assets was the increase in mortgage-backed securities, partially offset by decreases in federal funds sold and repurchase agreements and other securities. This growth was funded primarily through increases in borrowings and deposits.

Mortgage loans decreased $48.3 million to $11.63 billion at June 30, 2003, from $11.68 billion at December 31, 2002. This decrease was primarily due to the continued extraordinarily high level of mortgage loan repayments during the six months ended June 30, 2003, which have outpaced our levels of mortgage loan originations and purchases. Mortgage loan repayments increased to $3.23 billion for the six months ended June 30, 2003, from $2.19 billion for the six months ended June 30, 2002. Gross mortgage loans originated and purchased during the six months ended June 30, 2003 totaled $3.20 billion, excluding originations of loans held-for-sale totaling $319.1 million, of which $2.50 billion were originations and $698.4 million were purchases. This compares to $1.75 billion of originations and $746.2 million of purchases for a total of $2.50 billion, excluding originations of loans held-for-sale totaling $212.0 million, during the six months ended June 30, 2002.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represent 74.0% of our total loan portfolio at June 30, 2003, decreased $353.4 million to $8.86 billion at June 30, 2003, from $9.21 billion at December 31, 2002. As noted above, this decrease was primarily due to the extraordinarily high level of loan repayments as a result of refinance activity in the prevailing interest rate environment.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our multi-family mortgage loan portfolio increased $274.4 million to $1.87 billion at June 30, 2003, from $1.60 billion at December 31, 2002. Our commercial real estate loan portfolio increased $13.7 million to $758.3 million at June 30, 2003, from $744.6 million at December 31, 2002. Multi-family and commercial real estate loan originations totaled $648.6 million for the six months ended June 30, 2003 and $447.1 million for the six months ended June 30, 2002. Our multi-family and commercial real estate loans tend to be less susceptible to prepayment risk than our one-to-four family loans due to the inclusion of prepayment penalties. Our new multi-family and commercial real estate loan originations are similar in type and have slightly larger average balances than the loans currently in our portfolio. The average loan balance of loans in our multi-family and commercial real estate portfolio continues to be less than $1.0 million and we have not changed our underwriting standards with respect to such loans. Our portfolio of consumer and other loans increased $31.8 million to $404.4 million at June 30, 2003, from $372.6 million at December 31, 2002. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and the low interest rate environment.

Mortgage-backed securities increased $1.22 billion to $8.60 billion at June 30, 2003, from $7.38 billion at December 31, 2002. This increase was primarily the result of purchases of real estate mortgage investment conduits, or REMICs, and collateralized mortgage obligations, or CMOs, totaling $5.70 billion, partially offset by principal payments received of $3.62 billion and sales of $819.5 million. This increase in mortgage-backed securities reflects our use of excess cash flows, as well as cash flows from increased deposits and borrowings, for the purchase of these securities. We will continue to evaluate how much, if any, of our cash flows in excess of mortgage and other loan fundings will be used to repay borrowings rather than for the purchases of mortgage-backed securities.

Other securities decreased $184.1 million to $270.2 million at June 30, 2003, from $454.3 million at December 31, 2002, primarily due to $199.7 million in securities which were called or matured, partially offset by a decrease in the net unrealized loss on securities available-for-sale of $12.6 million. The continued low interest rate environment during the six months ended June 30, 2003 has resulted in a significant portion of our callable investment securities being called, primarily in the first quarter of 2003.

Federal funds sold and repurchase agreements decreased $392.6 million to $117.7 million at June 30, 2003, from $510.3 million at December 31, 2002, primarily due to our use of funds for the purchase of mortgage-backed securities and the repayment of borrowings. Federal Home Loan Bank of New York, or FHLB-NY, stock decreased $16.4 million to $231.2 million at June 30, 2003, from $247.6 million at December 31, 2002 as a result of decreased levels of FHLB-NY borrowings.

Deposits increased $242.0 million to $11.31 billion at June 30, 2003, from $11.07 billion at December 31, 2002. The increase in deposits was primarily due to an increase of $332.4 million in certificates of deposit to $5.49 billion at June 30, 2003, from $5.15 billion at December 31, 2002, partially offset by a decrease of $313.4 million in our money market accounts to $1.39 billion at June 30, 2003, from $1.70 billion at December 31, 2002. The decrease in our money market accounts is attributable to intense competition for money market and checking accounts. Certain local competitors, as well as recent entrants into the local market, have continued to offer well above market rates for these types of deposits. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. Partially offsetting this decrease in our money market accounts were increases in NOW and demand deposit accounts of $127.6 million and savings accounts of $95.3 million. Despite continued local competition for checking accounts, we have been successful in growing our NOW and demand deposits, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process which was introduced in 2002.

Reverse repurchase agreements increased $450.0 million to $6.74 billion at June 30, 2003, from $6.29 billion at December 31, 2002. FHLB-NY advances decreased $85.0 million to $1.98 billion at June 30, 2003, from $2.06 billion at December 31, 2002. As previously discussed, the increase in borrowings reflects management's decision during the first quarter of 2003 to help protect against the impact on interest expense of future interest rate increases by borrowing $500.0 million with a weighted average rate of 2.58% and a weighted average maturity of 3.2 years. During the three months ended June 30, 2003, we had $1.11 billion in primarily short-term borrowings mature of which we repaid $195.0 million of borrowings, extended $300.0 million of borrowings at a weighted average rate of 2.29% and a weighted average maturity of 3.7 years and rolled over the remaining borrowings that matured during the period into short-term borrowings.

Stockholders' equity decreased to $1.53 billion at June 30, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of common stock repurchased of $118.0 million and dividends declared of $35.7 million. These decreases were partially offset by net income of $107.3 million, an increase in accumulated other comprehensive income, net of tax, of $8.3 million, the effect of stock options exercised and related tax benefit of $7.5 million and the amortization of the allocated portion of shares held by the ESOP of $4.3 million.

Results of Operations

General

Net income for the three months ended June 30, 2003 decreased $13.0 million to $50.9 million, from $63.9 million for the three months ended June 30, 2002. Diluted earnings per common share totaled $0.64 per share for the three months ended June 30, 2003 and $0.73 per share for the three months ended June 30, 2002. Return on average assets decreased to 0.88% for the three months ended June 30, 2003, from 1.16% for the three months ended June 30, 2002. Return on average stockholders' equity decreased to 13.27% for the three months ended June 30, 2003, from 16.32% for the three months ended June 30, 2002. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, decreased to 15.09% for the three months ended June 30, 2003, from 18.50% for the three months ended June 30, 2002.

Net income for the six months ended June 30, 2003 decreased $17.8 million to $107.3 million, from $125.1 million for the six months ended June 30, 2002. Diluted earnings per common share totaled $1.33 per share for the six months ended June 30, 2003 and $1.41 per share for the six months ended June 30, 2002. Return on average assets decreased to 0.94% for the six months ended June 30, 2003, from 1.12% for the six months ended June 30, 2002. Return on average stockholders' equity decreased to 13.94% for the six months ended June 30, 2003, from 16.01% for the six months ended June 30, 2002. Return on average tangible stockholders' equity decreased to 15.84% for the six months ended June 30, 2003, from 18.16% for the six months ended June 30, 2002. The decreases in net income for the three and six months ended June 30, 2003 are primarily the result of decreases in net interest income which is discussed further below.

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

For the three months ended June 30, 2003, net interest income decreased $26.1 million to $96.3 million, from $122.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, net interest income decreased $32.0 million to $205.3 million, from $237.3 million for the six months ended June 30, 2002. The net interest margin decreased to 1.78% for the three months ended June 30, 2003, from 2.34% for the three months ended June 30, 2002. The net interest margin decreased to 1.93% for the six months ended June 30, 2003, from 2.25% for the six months ended June 30, 2002. The decreases in net interest income were the result of decreases in interest income, partially offset by decreases in interest expense. The decreases in interest income and the net interest margin for both the three and six months ended June 30, 2003 were due, in part, to the more rapid decline in the yields on interest-earning assets than the decline in the costs of interest-bearing liabilities and the repurchases of our common stock over the past year. The decrease in the yields on interest-earning assets is primarily the result of the high level of mortgage loan and mortgage-backed securities repayments as a result of the continued low interest rate environment, particularly for medium- and long-term instruments for which rates continued to decline throughout 2002 and the first half of 2003, resulting in reinvestment in those assets at lower rates. These high levels of repayments have also resulted in accelerated premium amortization which has further contributed to the decline in the yields on these portfolios. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios increased $24.4 million to $33.8 million for the three months ended June 30, 2003, from $9.4 million for the three months ended June 30, 2002. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios increased $39.4 million to $58.8 million for the six months ended June 30, 2003, from $19.4 million for the six months ended June 30, 2002. The decrease in interest expense was primarily attributable to the decrease in our cost of funds, which is due to the downward repricing of deposits, along with the repayment and refinancing of various higher cost borrowings.

The average balance of net interest-earning assets decreased $380.8 million to $378.1 million for the three months ended June 30, 2003, from $758.9 million for the three months ended June 30, 2002. The decrease in the average balance of net interest-earning assets was the result of an increase of $1.10 billion in the average balance of total interest-bearing liabilities to $21.28 billion for the three months ended June 30, 2003, from $20.18 billion for the three months ended June 30, 2002, partially offset by an increase of $718.5 million in the average balance of total interest-earning assets to $21.65 billion for the three months ended June 30, 2003, from $20.94 billion for the three months ended June 30, 2002. The net interest rate spread decreased to 1.72% for the three months ended June 30, 2003, from 2.19% for the three months ended June 30, 2002. The average yield on interest-earning assets decreased to 4.97% for the three months ended June 30, 2003, from 6.23% for the three months ended June 30, 2002. The average cost of interest-bearing liabilities decreased to 3.25% for the three months ended June 30, 2003, from 4.04% for the three months ended June 30, 2002.

The average balance of net interest-earning assets decreased $342.5 million to $399.5 million for the six months ended June 30, 2003, from $742.0 million for the six months ended June 30, 2002. The decrease in the average balance of net interest-earning assets was the result of an increase of $521.0 million in the average balance of total interest-bearing liabilities to $20.88 billion for the six months ended June 30, 2003, from $20.36 billion for the six months ended June 30, 2002, partially offset by an increase of $178.5 million in the average balance of total interest-earning assets to $21.28 billion for the six months ended June 30, 2003, from $21.10 billion for the six months ended June 30, 2002. The net interest rate spread decreased to 1.87% for the six months ended June 30, 2003, from 2.11% for the six months ended June 30, 2002. The average yield on interest-earning assets decreased to 5.19% for the six months ended June 30, 2003, from 6.23% for the six months ended June 30, 2002. The average cost of interest-bearing liabilities decreased to 3.32% for the six months ended June 30, 2003, from 4.12% for the six months ended June 30, 2002.

The primary reasons for the decreases in net interest-earning assets are the repurchases of our common stock over the past year and an increase in the monthly mortgage-backed securities principal payments receivable, due to the accelerated mortgage-backed securities cash flow, and the $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI. The changes in the yields on interest-earning assets and the costs of interest-bearing liabilities for both the three and six months ended June 30, 2003 were a result of the lower interest rate environment previously discussed. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2003 and 2002. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.



                                                                 For the Three Months Ended June 30,
                                         -------------------------------------------------------------------------------------
                                                             2003                                         2002
                                         -------------------------------------------------------------------------------------
                                                                         Average                                   Average
                                           Average                        Yield/        Average                     Yield/
(Dollars in Thousands)                      Balance        Interest       Cost          Balance         Interest     Cost
------------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                               (Annualized)
Assets:
   Interest-earning assets:
      Mortgage loans (1):
        One-to-four family                $ 8,970,109      $117,866       5.26%       $10,259,961       $163,449      6.37%
        Multi-family, commercial
          real estate and construction      2,601,732        49,449       7.60          1,967,805         38,781      7.88
      Consumer and other loans (1)            406,785         4,960       4.88            282,510          4,117      5.83
                                          -----------      --------                   -----------       --------
      Total loans                          11,978,626       172,275       5.75         12,510,276        206,347      6.60
      Mortgage-backed securities (2)        8,952,753        88,213       3.94          6,508,577         97,225      5.98
      Other securities (2) (3)                562,161         8,280       5.89          1,163,408         19,449      6.69
      Federal funds sold and
       repurchase agreements                  160,646           465       1.16            753,410          3,254      1.73
                                          -----------      --------                   -----------       --------
   Total interest-earning assets           21,654,186       269,233       4.97         20,935,671        326,275      6.23
                                                           --------                                     --------
   Goodwill                                   185,151                                     185,151
   Other non-interest-earning assets        1,280,248                                   1,007,121
                                          -----------                                 -----------
Total assets                              $23,119,585                                 $22,127,943
                                          ===========                                 ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                             $ 2,914,416         3,627       0.50        $ 2,751,167          8,566      1.25
      Money market                          1,433,396         2,736       0.76          1,935,305          9,495      1.96
      NOW and demand deposit                1,491,341           522       0.14          1,252,742            894      0.29
      Certificates of deposit               5,409,226        50,304       3.72          5,224,909         56,588      4.33
                                          -----------      --------                   -----------       --------
      Total deposits                       11,248,379        57,189       2.03         11,164,123         75,543      2.71
      Borrowed funds                       10,027,713       115,793       4.62          9,012,673        128,363      5.70
                                          -----------      --------                   -----------       --------
   Total interest-bearing liabilities      21,276,092       172,982       3.25         20,176,796        203,906      4.04
                                                           --------                                     --------
   Non-interest-bearing liabilities           309,757                                     384,027
                                          -----------                                 -----------
Total liabilities                          21,585,849                                  20,560,823
Stockholders' equity                        1,533,736                                   1,567,120
                                          -----------                                 -----------
Total liabilities and stockholders'
  equity                                  $23,119,585                                 $22,127,943
                                          ===========                                 ===========

Net interest income/net interest
  rate spread (4)                                          $ 96,251       1.72%                          $122,369      2.19%
                                                           ========       ====                           ========      ====

Net interest-earning assets/net
  interest margin (5)                     $   378,094                     1.78%       $   758,875                      2.34%
                                          ===========                     ====        ===========                      ====

Ratio of interest-earning assets
  to interest-bearing liabilities                1.02x                                       1.04x
                                                 ====                                        ====

--------------------------------

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

(5) Net interest margin represents net interest income divided by average interest-earning assets.


                                                                      For the Six Months Ended June 30,
                                         ---------------------------------------------------------------------------------
                                                             2003                                        2002
                                         ---------------------------------------------------------------------------------
                                                                         Average                                    Average
                                           Average                        Yield/         Average                     Yield/
(Dollars in Thousands)                      Balance        Interest       Cost           Balance       Interest       Cost
------------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                               (Annualized)
Assets:
   Interest-earning assets:
       Mortgage loans (1):
          One-to-four family             $  9,019,861      $244,795         5.43%      $ 10,328,441    $329,958       6.39%
          Multi-family, commercial
            real estate and construction    2,520,663        95,665         7.59          1,889,347      75,070       7.95
       Consumer and other loans (1)           398,688         9,732         4.88            268,858       7,919       5.89
                                         ------------       -------                    ------------    --------
       Total loans                         11,939,212       350,192         5.87         12,486,646     412,947       6.61
       Mortgage-backed securities (2)       8,547,489       182,261         4.26          6,567,934     197,721       6.02
       Other securities (2) (3)               587,487        18,129         6.17          1,175,753      39,105       6.65
       Federal funds sold and
        repurchase agreements                 207,267         1,217         1.17            872,582       7,392       1.69
                                         ------------       -------                    ------------    --------
   Total interest-earning assets           21,281,455       551,799         5.19         21,102,915     657,165       6.23
                                                            -------                                    --------
   Goodwill                                   185,151                                       185,151
   Other non-interest-earning assets        1,253,126                                     1,015,143
                                         ------------                                  ------------
Total assets                             $ 22,719,732                                  $ 22,303,209
                                         ============                                  ============

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
       Savings                           $  2,875,486         7,116         0.49       $  2,692,454      16,669       1.24
       Money market                         1,501,755         6,212         0.83          1,945,914      19,855       2.04
       NOW and demand deposit               1,438,772         1,012         0.14          1,222,915       1,719       0.28
       Certificates of deposit              5,370,429       101,090         3.76          5,187,287     115,527       4.45
                                         ------------       -------                    ------------    -------
       Total deposits                      11,186,442       115,430         2.06         11,048,570     153,770       2.78
       Borrowed funds                       9,695,502       231,110         4.77          9,312,348     266,099       5.71
                                         ------------       -------                    ------------    --------
   Total interest-bearing liabilities      20,881,944       346,540         3.32         20,360,918     419,869       4.12
                                                            -------                                    --------
   Non-interest-bearing liabilities           297,985                                       379,068
                                         ------------                                  ------------
Total liabilities                          21,179,929                                    20,739,986
Stockholders' equity                        1,539,803                                     1,563,223
                                         ------------                                  ------------
Total liabilities and stockholders'
  equity                                 $ 22,719,732                                  $ 22,303,209
                                         ============                                  ============

Net interest income/net interest
  rate spread                                              $205,259         1.87%                     $ 237,296       2.11%
                                                           ========         ====                      =========       ====

Net interest-earning assets/net
  interest margin                        $    399,511                       1.93%      $    741,997                   2.25%
                                         ============                       ====       ============                   ====

Ratio of interest-earning assets
  to interest-bearing liabilities                1.02x                                         1.04x
                                                 ====                                          ====


--------------------------------

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




                                           Three Months Ended June 30, 2003                Six Months Ended June 30, 2003
                                                       Compared to                                  Compared to
                                           Three Months Ended June 30, 2002                Six Months Ended June 30, 2002
                                       ------------------------------------------    ----------------------------------------
                                                  Increase (Decrease)                             Increase (Decrease)
                                       ------------------------------------------    ----------------------------------------
(In Thousands)                           Volume           Rate            Net           Volume          Rate          Net
                                       ------------------------------------------    ----------------------------------------
Interest-earning assets:
    Mortgage loans:
       One-to-four family              $  (19,104)     $  (26,479)    $  (45,583)     $ (38,962)     $  (46,201)    $(85,163)
       Multi-family, commercial
         real estate and construction      12,089          (1,421)        10,668         24,127          (3,532)      20,595
   Consumer and other loans                 1,594            (751)           843          3,342          (1,529)       1,813
   Mortgage-backed securities              30,065         (39,077)        (9,012)        50,830         (66,290)     (15,460)
   Other securities                        (9,070)         (2,099)       (11,169)       (18,331)         (2,645)     (20,976)
   Federal funds sold and repurchase
     agreements                            (1,966)           (823)        (2,789)        (4,399)         (1,776)      (6,175)
-----------------------------------------------------------------------------------------------------------------------------
Total                                      13,608         (70,650)       (57,042)        16,607        (121,973)    (105,366)
-----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                    484          (5,423)        (4,939)         1,075         (10,628)      (9,553)
   Money market                            (2,011)         (4,748)        (6,759)        (3,791)         (9,852)     (13,643)
   NOW and demand deposit                     153            (525)          (372)           262            (969)        (707)
   Certificates of deposit                  1,933          (8,217)        (6,284)         3,961         (18,398)     (14,437)
   Borrowed funds                          13,457         (26,027)       (12,570)        10,507         (45,496)     (34,989)
-----------------------------------------------------------------------------------------------------------------------------
Total                                      14,016         (44,940)       (30,924)        12,014         (85,343)     (73,329)
-----------------------------------------------------------------------------------------------------------------------------
Net change in net interest income      $     (408)     $  (25,710)    $  (26,118)     $   4,593      $  (36,630)    $(32,037)
=============================================================================================================================

Interest Income

Interest income for the three months ended June 30, 2003 decreased $57.1 million to $269.2 million, from $326.3 million for the three months ended June 30, 2002. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.97% for the three months ended June 30, 2003, from 6.23% for the three months ended June 30, 2002, partially offset by a $718.5 million increase in the average balance of interest-earning assets to $21.65 billion for the three months ended June 30, 2003, from $20.94 billion for the three months ended June 30, 2002. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories, primarily our mortgage-backed securities and one-to-four family mortgage loans. As previously discussed, the declines in medium- and long-term U.S. Treasury rates as well as the reduction in short-term interest rates during 2002 and the first half of 2003 have created a lower interest rate environment during the three months ended June 30, 2003 than that which existed during the three months ended June 30, 2002, resulting in continued high levels of repayments on our mortgage-backed securities and one-to-four family mortgage loan portfolios and accelerated premium amortization. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of mortgage-backed securities and multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of one-to-four family mortgage loans, other securities and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans decreased $45.5 million to $117.9 million for the three months ended June 30, 2003, from $163.4 million for the three months ended June 30, 2002, which was the result of a decrease in the average yield to 5.26% for the three months ended June 30, 2003, from 6.37% for the three months ended June 30, 2002, coupled with a decrease of $1.29 billion in the average balance of such loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the lower interest rate environment during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 as higher rate loans were repaid and replaced with lower yielding new originations and purchases and adjustable rate mortgage, or ARM, loans repriced. Additionally, the yield has been negatively impacted by accelerated loan premium amortization, discussed previously, as a result of the increased refinance activity. The decrease in the average balance of one-to-four family mortgage loans reflects the extraordinarily high level of repayment activity, due to refinancings, particularly in the second half of 2002 and continuing in 2003, partially offset by originations and purchases of one-to-four family mortgage loans.

Interest income on multi-family, commercial real estate and construction loans increased $10.6 million to $49.4 million for the three months ended June 30, 2003, from $38.8 million for the three months ended June 30, 2002, which was primarily the result of an increase of $633.9 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.60% for the three months ended June 30, 2003, from 7.88% for the three months ended June 30, 2002. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our increased emphasis on originations of such loans, coupled with the fact that we have not experienced significant repayment activity within this portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the growth in this portfolio resulting from lower yielding new originations due to the impact of the lower interest rate environment during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The yield on multi-family, commercial real estate and construction loans has not declined to the same extent as the yield on one-to-four family mortgage loans primarily as a result of the lower level of repayment activity within this portfolio.

Interest income on consumer and other loans increased $843,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 resulting from an increase of $124.3 million in the average balance of this portfolio, partially offset by a decrease in the average yield to 4.88% for the three months ended June 30, 2003, from 5.83% for the three months ended June 30, 2002. The changes in interest income on consumer and other loans are primarily attributable to home equity lines of credit which represent 88.8% of this portfolio at June 30, 2003. The increase in the average balance of home equity lines of credit is a result of the strong housing market combined with low interest rates over the past two years. Our home equity lines of credit generally reset monthly and are indexed to the prime rate which decreased 50 basis points during the year ended December 31, 2002 and 25 basis points in June 2003.

Interest income on mortgage-backed securities decreased $9.0 million to $88.2 million for the three months ended June 30, 2003, from $97.2 million for the three months ended June 30, 2002. This decrease was the result of a decrease in the average yield to 3.94% for the three months ended June 30, 2003, from 5.98% for the three months ended June 30, 2002, partially offset by an increase of $2.44 billion in the average balance of the portfolio. Similar to mortgage loans, the decrease in the average yield on mortgage-backed securities reflects the lower interest rate environment as higher yielding securities were repaid and replaced with lower yielding securities, coupled with accelerated premium amortization. The increase in the average balance of mortgage-backed securities was the result of increased levels of purchases of mortgage-backed securities during the second half of 2002 and the first half of 2003 to effectively deploy our cash flows in excess of mortgage and other loan fundings, partially offset by increased levels of principal repayments due to the lower interest rate environment.

Interest income on other securities decreased $11.1 million to $8.3 million for the three months ended June 30, 2003, from $19.4 million for the three months ended June 30, 2002. This decrease resulted from a decrease of $601.2 million in the average balance of this portfolio, coupled with a decrease in the average yield to 5.89% for the three months ended June 30, 2003, from 6.69% for the three months ended June 30, 2002, primarily due to higher yielding securities being called throughout 2002 and in the first half of 2003 as a result of the continued low interest rate environment.

Interest income on federal funds sold and repurchase agreements decreased $2.8 million as a result of a decrease of $592.8 million in the average balance of the portfolio, coupled with a decrease in the average yield to 1.16% for the three months ended June 30, 2003, from 1.73% for the three months ended June 30, 2002.

Interest income for the six months ended June 30, 2003 decreased $105.4 million to $551.8 million, from $657.2 million for the six months ended June 30, 2002. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 5.19% for the six months ended June 30, 2003, from 6.23% for the six months ended June 30, 2002, partially offset by a $178.5 million increase in the average balance of interest-earning assets to $21.28 billion for the six months ended June 30, 2003, from $21.10 billion for the six months ended June 30, 2002. Consistent with the changes noted for the three months ended June 30, 2003, the decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories, primarily our mortgage-backed securities and one-to-four family mortgage loans, and the increase in the average balance of interest-earning assets was primarily due to increases in the average balances of mortgage-backed securities and multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of one-to-four family mortgage loans, other securities and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans decreased $85.2 million to $244.8 million for the six months ended June 30, 2003, from $330.0 million for the six months ended June 30, 2002, which was the result of a decrease in the average yield to 5.43% for the six months ended June 30, 2003, from 6.39% for the six months ended June 30, 2002, coupled with a decrease of $1.31 billion in the average balance of such loans.

Interest income on multi-family, commercial real estate and construction loans increased $20.6 million to $95.7 million for the six months ended June 30, 2003, from $75.1 million for the six months ended June 30, 2002, which was primarily the result of an increase of $631.3 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.59% for the six months ended June 30, 2003, from 7.95% for the six months ended June 30, 2002.

Interest income on consumer and other loans increased $1.8 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 resulting from an increase of $129.8 million in the average balance of this portfolio, partially offset by a decrease in the average yield to 4.88% for the six months ended June 30, 2003, from 5.89% for the six months ended June 30, 2002.

Interest income on mortgage-backed securities decreased $15.4 million to $182.3 million for the six months ended June 30, 2003, from $197.7 million for the six months ended June 30, 2002. This decrease was the result of a decrease in the average yield to 4.26% for the six months ended June 30, 2003, from 6.02% for the six months ended June 30, 2002, partially offset by an increase of $1.98 billion in the average balance of the portfolio.

Interest income on other securities decreased $21.0 million to $18.1 million for the six months ended June 30, 2003, from $39.1 million for the six months ended June 30, 2002. This decrease resulted from a decrease of $588.3 million in the average balance of this portfolio, coupled with a decrease in the average yield to 6.17% for the six months ended June 30, 2003, from 6.65% for the six months ended June 30, 2002, primarily due to higher yielding securities being called throughout 2002 and in the first half of 2003 as a result of the continued low interest rate environment.

Interest income on federal funds sold and repurchase agreements decreased $6.2 million as a result of a decrease of $665.3 million in the average balance of the portfolio, coupled with a decrease in the average yield to 1.17% for the six months ended June 30, 2003, from 1.69% for the six months ended June 30, 2002.

The principal reasons for the changes in the average balances and yields of the various assets noted above for the six months ended June 30, 2003 are consistent with the principal reasons for the changes for the three months ended June 30, 2003, previously discussed.

Interest Expense

Interest expense for the three months ended June 30, 2003 decreased $30.9 million to $173.0 million, from $203.9 million for the three months ended June 30, 2002. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.25% for the three months ended June 30, 2003, from 4.04% for the three months ended June 30, 2002, partially offset by an increase of $1.10 billion in the average balance of interest-bearing liabilities to $21.28 billion for the three months ended June 30, 2003, from $20.18 billion for the three months ended June 30, 2002. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the continued lower interest rate environment on the cost of our deposits and borrowings. The increase in the average balance of interest-bearing liabilities was attributable to an increase in borrowings, primarily due to the issuance of $250.0 million senior unsecured notes during the quarter ended December 31, 2002 and the additional $500.0 million of medium-term borrowings during the first quarter of 2003, discussed previously, as well as increases in deposits.

Interest expense on deposits decreased $18.3 million, to $57.2 million for the three months ended June 30, 2003, from $75.5 million for the three months ended June 30, 2002, reflecting a decrease in the average cost of deposits to 2.03% for the three months ended June 30, 2003, from 2.71% for the three months ended June 30, 2002, partially offset by an increase of $84.3 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories, primarily on our money market accounts, savings accounts and certificates of deposit, as a result of the lower interest rate environment which has continued into 2003. The increase in the average balance of total deposits was the result of increases in the average balances of NOW and demand deposit accounts, certificates of deposit and savings accounts, partially offset by a decrease in the average balance of money market accounts.

Interest expense on money market accounts decreased $6.8 million reflecting a decrease in the average cost to 0.76% for the three months ended June 30, 2003, from 1.96% for the three months ended June 30, 2002, coupled with a decrease of $501.9 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 83.69% of the balance at June 30, 2003 in the highest tier (accounts with balances of $50,000 and higher). The decrease in the average balance of money market accounts is attributable to intense competition for these accounts, as previously discussed.

Interest expense on certificates of deposit decreased $6.3 million resulting from a decrease in the average cost to 3.72% for the three months ended June 30, 2003, from 4.33% for the three months ended June 30, 2002, partially offset by an increase of $184.3 million in the average balance.

Interest expense on savings accounts decreased $4.9 million which was attributable to a decrease in the average cost to 0.50% for the three months ended June 30, 2003, from 1.25% for the three months ended June 30, 2002, partially offset by an increase of $163.2 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $372,000 as a result of a decrease in the average cost to 0.14% for the three months ended June 30, 2003, from 0.29% for the three months ended June 30, 2002, partially offset by an increase of $238.6 million in the average balance of these accounts. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on deposit generation.

Interest expense on borrowed funds for the three months ended June 30, 2003 decreased $12.6 million to $115.8 million, from $128.4 million for the three months ended June 30, 2002, resulting from a decrease in the average cost of borrowings to 4.62% for the three months ended June 30, 2003, from 5.70% for the three months ended June 30, 2002, partially offset by an increase of $1.02 billion in the average balance. The decrease in the average cost of borrowings for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is the result of the refinancing of higher cost borrowings as they matured. The increase in the average balance of borrowed funds is a result of the previously discussed issuance of $250.0 million senior unsecured notes during the quarter ended December 31, 2002 and the additional $500.0 million of medium-term borrowings during the first quarter of 2003.

Interest expense for the six months ended June 30, 2003 decreased $73.4 million to $346.5 million, from $419.9 million for the six months ended June 30, 2002. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.32% for the six months ended June 30, 2003, from 4.12% for the six months ended June 30, 2002, partially offset by an increase of $521.0 million in the average balance of interest-bearing liabilities to $20.88 billion for the six months ended June 30, 2003, from $20.36 billion for the six months ended June 30, 2002. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the continued lower interest rate environment on the cost of our deposits and borrowings. The increase in the average balance of interest-bearing liabilities was attributable to increases in both borrowings and deposits.

Interest expense on deposits decreased $38.4 million, to $115.4 million for the six months ended June 30, 2003, from $153.8 million for the six months ended June 30, 2002, reflecting a decrease in the average cost of deposits to 2.06% for the six months ended June 30, 2003, from 2.78% for the six months ended June 30, 2002, partially offset by an increase of $137.9 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories, primarily on our money market accounts, savings accounts and certificates of deposit, as a result of the lower interest rate environment which has continued into 2003. The increase in the average balance of total deposits was the result of increases in the average balances of NOW and demand deposit accounts, certificates of deposit and savings accounts, partially offset by a decrease in the average balance of money market accounts. The principal reasons for the changes in the average costs and average balances of deposits for the six months ended June 30, 2003 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2003.

Interest expense on certificates of deposit decreased $14.4 million resulting from a decrease in the average cost to 3.76% for the six months ended June 30, 2003, from 4.45% for the six months ended June 30, 2002, partially offset by an increase of $183.1 million in the average balance. Interest expense on money market accounts decreased $13.6 million reflecting a decrease in the average cost to 0.83% for the six months ended June 30, 2003, from 2.04% for the six months ended June 30, 2002, coupled with a decrease of $444.2 million in the average balance of such accounts. Interest expense on savings accounts decreased $9.6 million which was attributable to a decrease in the average cost to 0.49% for the six months ended June 30, 2003, from 1.24% for the six months ended June 30, 2002, partially offset by an increase of $183.0 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $707,000 as a result of a decrease in the average cost to 0.14% for the six months ended June 30, 2003, from 0.28% for the six months ended June 30, 2002, partially offset by an increase of $215.9 million in the average balance of these accounts.

Interest expense on borrowed funds for the six months ended June 30, 2003 decreased $35.0 million to $231.1 million, from $266.1 million for the six months ended June 30, 2002, resulting from a decrease in the average cost of borrowings to 4.77% for the six months ended June 30, 2003, from 5.71% for the six months ended June 30, 2002, partially offset by an increase of $383.2 million in the average balance. The decrease in the average cost of borrowings is the result of the refinancing of higher cost borrowings as they matured. The increase in the average balance of borrowed funds is the result of the previously discussed additional borrowings.

Provision for Loan Losses

During the six months ended June 30, 2003, no provision for loan losses was recorded. The provision for loan losses totaled $1.0 million for the three months ended June 30, 2002 and $2.0 million for the six months ended June 30, 2002. The decrease in the provision for loan losses is due to an analysis performed, during the third quarter of 2002, of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages, which are utilized to determine our general valuation allowances. Our analysis indicated that our projection of estimated losses inherent in our portfolio exceeded our actual charge-off history during the recent economic downturn. In response to the results of this analysis, we lowered our projections of estimated losses inherent in our portfolio and we adjusted our allowance coverage percentages for our portfolio segments accordingly. We believe our current allowance coverage percentages are adequate to reflect the risks inherent in our loan portfolios.

The allowance for loan losses totaled $83.4 million at June 30, 2003 and $83.5 million at December 31, 2002. Net loan charge-offs totaled $64,000 for the three months ended June 30, 2003 compared to $344,000 for the three months ended June 30, 2002. Net loan charge-offs totaled $156,000 for the six months ended June 30, 2003 compared to $686,000 for the six months ended June 30, 2002. Non-performing loans increased $1.5 million to $36.0 million at June 30, 2003, from $34.5 million at December 31, 2002. The allowance for loan losses as a percentage of non-performing loans decreased to 231.58% at June 30, 2003, from 242.04% at December 31, 2002 primarily due to the increase in non-performing loans from December 31, 2002 to June 30, 2003. The allowance for loan losses as a percentage of total loans was 0.69% at

June 30, 2003 and December 31, 2002. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended June 30, 2003 increased $7.2 million, to $31.5 million, from $24.3 million for the three months ended June 30, 2002 and for the six months ended June 30, 2003 increased $6.1 million, to $57.4 million, from $51.3 million for the six months ended June 30, 2002. The increases in non-interest income were primarily due to the net gain on sales of securities, partially offset by a decrease in mortgage banking income, net.

Net gain on sales of securities totaled $8.0 million for the three months ended June 30, 2003 and $10.2 million for the six months ended June 30, 2003. There were no sales of securities during the six months ended June 30, 2002. The net gains recognized in 2003 offset the increases in the valuation allowance for MSR and a portion of the negative effect of the reduced net interest margin.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $976,000 to a net loss of $376,000 for the three months ended June 30, 2003, from net income of $600,000 for the three months ended June 30, 2002 and decreased $4.0 million to net income of $60,000 for the six months ended June 30, 2003, from net income of $4.0 million for the six months ended June 30, 2002. These decreases are primarily due to an increase in amortization of MSR and a decrease in loan servicing fees, both of which are a result of the reduction in the servicing portfolio, partially offset by an increase in net gain on sales of loans. An increase in the provision for valuation allowance adjustments also contributed to the decrease for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Amortization of MSR increased $1.9 million to $3.8 million for the three months ended June 30, 2003, from $1.9 million for the three months ended June 30, 2002 and increased $3.6 million to $7.6 million for the six months ended June 30, 2003, from $4.0 million for the six months ended June 30, 2002. The increases in MSR amortization are attributable to the continued extraordinarily high level of mortgage loan repayments. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $1.0 million to $2.1 million for the three months ended June 30, 2003, from $3.1 million for the three months ended June 30, 2002 and decreased $1.9 million to $4.4 million for the six months ended June 30, 2003, from $6.3 million for the six months ended June 30, 2002, primarily as a result of a decrease in the balance of loans serviced for others to $2.22 billion at June 30, 2003, from $3.10 billion at June 30, 2002. The decrease in the balance of loans serviced for others was the result of runoff in that portfolio, due to repayments in the lower interest rate environment exceeding the level of new servicing volume from loan sales. Net gain on sales of loans increased $1.8 million to $3.1 million for the three months ended June 30, 2003, from $1.3 million for the three months ended June 30, 2002 and increased $3.2 million to $6.0 million for the six months ended June 30, 2003, from $2.8 million for the six months ended June 30, 2002. The increases in net gain on sales of loans were primarily due to more favorable pricing opportunities during the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 and increases in the volume of fixed rate loans originated and sold into the secondary market during these periods. The current interest rate environment has resulted in a significant increase in refinance activity and greater demand for fixed rate loans, the majority of which are not retained for our portfolio. The provision for the valuation allowance of MSR totaled $1.8 million for the three months ended June 30, 2003 and $1.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, the provision increased $1.6 million to $2.7 million, from $1.1 million for the six months ended June 30, 2002. This increase reflects the lower interest rate environment and projected greater loan prepayment speeds during 2003 as compared to the first half of 2002.

Other non-interest income decreased $1.6 million to $2.5 million for the six months ended June 30, 2003, from $4.1 million for the six months ended June 30, 2002, primarily due to income in the first quarter of 2002 related to the sale of Prudential Financial, Inc. stock, which was received as a result of the conversion of The Prudential Insurance Company of America from a mutual company to a stock company, and income from an investment in a limited partnership.

Income from BOLI decreased $1.0 million to $5.0 million for the three months ended June 30, 2003, from $6.0 million for the three months ended June 30, 2002. This decrease is primarily attributable to a reduction in the yield on the BOLI investment as a result of the lower interest rate environment. Customer service fees increased $412,000 to $15.8 million for the three months ended June 30, 2003, from $15.3 million for the three months ended June 30, 2002 and increased $1.3 million to $30.6 million for the six months ended June 30, 2003, from $29.3 million for the six months ended June 30, 2002.

Non-Interest Expense

Non-interest expense increased $1.5 million to $51.8 million for the three months ended June 30, 2003, from $50.3 million for the three months ended June 30, 2002 and increased $5.4 million to $103.8 million for the six months ended June 30, 2003, from $98.4 million for the six months ended June 30, 2002. The increases in non-interest expense were primarily due to increases in compensation and benefits expense and occupancy, equipment and systems expense, partially offset by a decrease in other non-interest expense.

Compensation and benefits expense increased $1.3 million to $27.6 million for the three months ended June 30, 2003, from $26.3 million for the three months ended June 30, 2002 and increased $4.0 million to $56.4 million for the six months ended June 30, 2003, from $52.4 million for the six months ended June 30, 2002. The increases were primarily attributable to an increase in pension and other postretirement benefits expense of $1.5 million for the three months ended June 30, 2003 and $3.0 million for the six months ended June 30, 2003 over the comparable 2002 periods. The increases in pension expense are primarily related to the decrease in the value of our pension assets which is a result of the decline in the equities markets during 2002. Occupancy, equipment and systems expense increased $2.1 million to $15.2 million for the three months ended June 30, 2003, from $13.1 million for the three months ended June 30, 2002 and increased $3.6 million to $29.8 million for the six months ended June 30, 2003, from $26.2 million for the six months ended June 30, 2002, due to increases in building and furniture, fixtures and equipment expense, data processing and depreciation, as a result of facilities and systems enhancements over the past year, and increases in rent and utilities expense.

Our percentage of general and administrative expense to average assets was 0.90% for the three months ended June 30, 2003 and 0.91% for the six months ended June 30, 2003, compared to 0.91% for the three months ended June 30, 2002 and 0.88% for the six months ended June 30, 2002. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 40.57% for the three months ended June 30, 2003 and 39.52% for the six months ended June 30, 2003, compared to 34.27% for the three months ended June 30, 2002 and 34.10% for the six months ended June 30, 2002. The increases in the efficiency ratios are primarily attributable to the decreases in net interest income for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002, discussed previously.

Income Tax Expense

For the three months ended June 30, 2003, income tax expense totaled $25.1 million compared to $31.5 million for the three months ended June 30, 2002, representing an effective tax rate of 33.0% for each of the three month periods. For the six months ended June 30, 2003, income tax expense totaled $51.6 million, representing an effective tax rate of 32.5%, compared to $63.0 million, representing an effective tax rate of 33.5%, for the six months ended June 30, 2002. The reduction in the effective tax rate for the six months ended June 30, 2003 is primarily due to the additional BOLI purchase in the first quarter of 2002 and additional income from subsidiary activities.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at June 30, 2003 and December 31, 2002. In addition to the non-performing loans, we had $2.3 million of potential problem loans at June 30, 2003 compared to $1.5 million at December 31, 2002. Such loans are 60-89 days delinquent as shown on page 35.

                                                                      At June 30,           At December 31,
(Dollars in Thousands)                                                   2003                     2002
-------------------------------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)                              $34,447                  $31,997
Non-accrual delinquent consumer and other loans                          1,067                    1,485
Mortgage loans delinquent 90 days or more and
  still accruing interest (2)                                              495                    1,035
-------------------------------------------------------------------------------------------------------------
Total non-performing loans                                              36,009                   34,517
Real estate owned, net (3)                                                 579                    1,091
-------------------------------------------------------------------------------------------------------------
Total non-performing assets                                            $36,588                  $35,608
=============================================================================================================
Non-performing loans to total loans                                       0.30%                    0.29%
Non-performing loans to total assets                                      0.16                     0.16
Non-performing assets to total assets                                     0.16                     0.16
Allowance for loan losses to non-performing loans                       231.58                   242.04
Allowance for loan losses to total loans                                  0.69                     0.69

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

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of June 30, 2003, $12.9 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.3 million for the six months ended June 30, 2003 and $2.3 million for the year ended December 31, 2002. This compares to actual payments recorded as interest income, with respect to such loans, of $668,000 for the six months ended June 30, 2003, and $1.6 million for the year ended December 31, 2002.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $4.5 million at June 30, 2003 and $5.0 million at December 31, 2002.

Delinquent Loans

The following table shows a comparison of delinquent loans at June 30, 2003 and December 31, 2002.

                                               At June 30, 2003                            At December 31, 2002
                                   --------------------------------------------------------------------------------------
                                        60-89 Days         90 Days or More            60-89 Days        90 Days or More
                                   --------------------------------------------------------------------------------------
                                   Number                 Number                  Number              Number
                                    of                     of                      of                  of
(Dollars in Thousands)             Loans      Amount      Loans      Amount       Loans     Amount    Loans      Amount
-------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family                13       $1,177       166       $29,565        12        $417      185      $30,130
   Multi-family                       1           63        14         4,617         1         192        6        2,114
   Commercial real estate             1          595         1           760         2         324        1          788
Consumer and other loans             67          432        79         1,067        85         571      131        1,485
-------------------------------------------------------------------------------------------------------------------------
Total delinquent loans               82       $2,267       260       $36,009       100      $1,504      323      $34,517
=========================================================================================================================
Delinquent loans to total loans                 0.02%                   0.30%                 0.01%                 0.29%


Allowance for Loan Losses

The following table sets forth the change in our allowance for loan losses for the six months ended June 30, 2003.

                                                 (In Thousands)
         Balance at December 31, 2002                  $83,546
         Provision charged to operations                     -
         Charge-offs:
            One-to-four family                             (50)
            Consumer and other                            (557)
         ------------------------------------------------------
         Total charge-offs                                (607)
         ------------------------------------------------------
         Recoveries:
            One-to-four family                              24
            Commercial real estate                          20
            Consumer and other                             407
         ------------------------------------------------------
         Total recoveries                                  451
         ------------------------------------------------------
         Net charge-offs                                  (156)
         ------------------------------------------------------
         Balance at June 30, 2003                      $83,390
         ======================================================

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 37, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. Prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities.

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

The Gap Table includes $2.29 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category and the more than five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $202.5 million classified according to their call dates, of which $101.6 million are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current low interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at June 30, 2003 was 4.65%. This compares to a one-year cumulative gap of 18.15% at December 31, 2002. The decrease in our one-year cumulative gap is primarily attributable to $3.31 billion in borrowings which mature in the first half of 2004 which were classified in the more than one year to three years category at December 31, 2002 and are classified in the one year or less category at June 30, 2003.

                                                                              At June 30, 2003
                                             -------------------------------------------------------------------------------
                                                                More than       More than
                                                                One Year       Three Years
                                              One Year              to              to           More than
(Dollars in Thousands)                         or Less         Three Years      Five Years       Five Years        Total
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                        $ 4,280,861        $2,964,817       $3,021,575      $ 1,337,243    $11,604,496
   Consumer and other loans (1)                  379,440            24,957                -                -        404,397
   Federal funds sold and
     repurchase agreements                       117,722                 -                -                -        117,722
   Mortgage-backed and other
     securities available-for-sale and
     FHLB stock                                2,106,775           504,230          435,467          356,995      3,403,467
   Mortgage-backed and other securities
     held-to-maturity                          3,271,155         1,218,754          604,002          501,860      5,595,771
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                 10,155,953         4,712,758        4,061,044        2,196,098      21,125,853
Net unamortized purchase premiums
  and deferred costs (2)                          88,540            37,320           29,802           15,080         170,742
----------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets                   10,244,493         4,750,078        4,090,846        2,211,178      21,296,595
----------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                       161,153           322,305          322,305        2,121,840       2,927,603
   Money market                                1,220,282            17,356           17,356          130,171       1,385,165
   NOW and demand deposit                         40,473            80,946           80,946        1,308,584       1,510,949
   Certificates of deposit                     2,711,461         1,699,084          986,869           88,035       5,485,449
   Borrowed funds                              5,074,502           997,288        1,518,537        1,600,712       9,191,039
----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             9,207,871         3,116,979        2,926,013        5,249,342      20,500,205
----------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                       1,036,622         1,633,099        1,164,833       (3,038,164)    $   796,390
----------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap          $ 1,036,622        $2,669,721       $3,834,554      $   796,390
----------------------------------------------------------------------------------------------------------------------------

Cumulative interest sensitivity
  gap as a percentage of total assets               4.65%            11.98%           17.21%            3.57%
Cumulative net interest-earning
  assets as a percentage of
  interest-bearing liabilities                    111.26%           121.66%          125.14%          103.88%

(1) Mortgage and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2003 would increase by approximately 7.36% from the base projection. At December 31, 2002, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have increased by approximately 1.10% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2003 would decrease by approximately 9.68% from the base projection. At December 31, 2002, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have decreased by approximately 1.09% from the base projection.

During the prevailing interest rate environment of the past two years, which has been characterized by significant declines in market interest rates, we have experienced very high levels of loan and mortgage-backed securities prepayments. These very high levels of prepayments have continued during the first half of 2003. Although we have continued to reprice our interest-bearing liabilities during this time, we have not been able to do so to the same degree as our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, if market interest rates remain at their present levels for a prolonged period of time or decline further, the cash flows from continued high levels of prepayments would be reinvested at lower yields while our cost of funds would decrease at a slower rate, resulting in an adverse impact on our results of operations.

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

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of our business, we are routinely made defendant in or a party to a number of pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us. In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse effect on our financial condition, operating results or liquidity.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held May 21, 2003, referred to as the Annual Meeting. At the Annual Meeting, our shareholders re-elected Gerard C. Keegan, Andrew M. Burger, Denis J. Connors, Thomas J. Donahue and Donald D. Wenk as directors, each to serve for a three year term and, in any case, until the election and qualification of their respective successors. Mr. Wenk will reach mandatory retirement age of seventy-five in June 2005. Accordingly, we do not expect that Mr. Wenk will finish the term for which he has been re-elected. The shareholders also approved the 2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation and ratified our appointment of KPMG LLP as our independent auditors for our 2003 fiscal year.

The number of votes cast to each matter acted upon at the Annual Meeting was as follows:

(a) Election of Directors:


                                             For          Withheld
                                             ---          --------
         Gerard C. Keegan                 75,073,438      1,343,531
         Andrew M. Burger                 74,292,739      2,124,230
         Denis J. Connors                 74,324,380      2,092,589
         Thomas J. Donahue                74,325,159      2,091,810
         Donald D. Wenk                   75,055,697      1,361,272

    There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(b) Approval of the 2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation:

                         For:                  66,768,861
                         Against:               9,214,129
                         Abstained:               433,974

    There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(c) Ratification of the appointment of KPMG LLP as independent auditors of Astoria Financial Corporation for the 2003 fiscal year:

                         For:                  74,984,175
                         Against:               1,256,972
                         Abstained:               175,820

    There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits


      Exhibit No.                Identification of Exhibit
      -----------                -------------------------
      31.1             Certifications of Chief Executive Officer.

      31.2             Certifications of Chief Financial Officer.

      32.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

      32.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*   Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of
    Section 18 of the Exchange Act or otherwise subject to the liability of that section.

(b) Reports on Form 8-K

    1. Report on Form 8-K dated May 21, 2003, which includes under Item 9 of Form 8-K (including Item 12 disclosures) a slide presentation delivered to shareholders during the

        Annual Meeting of Shareholders held on May 21, 2003, which contains a review of financial results and trends through the period ended March 31, 2003 and the outlook for the remainder of 2003 and a press release dated May 21, 2003 announcing the results of shareholder voting at the Annual Meeting of Shareholders. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

    2. Report on Form 8-K dated May 6, 2003, which includes under Item 9 of Form 8-K (including Item 12 disclosures) the text of a written presentation of financial results and trends through the period ended March 31, 2003 made available to interested investors and analysts during the quarter ending June 30, 2003. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

    3. Report on Form 8-K dated April 17, 2003, which includes under Item 9 of Form 8-K (including Item 12 disclosures) a press release dated April 17, 2003 which includes highlights of our financial results for the quarter ended March 31, 2003. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Astoria Financial Corporation


Dated: August 8, 2003                  By:  /s/  Monte N. Redman
                                            ------------------------------------
                                                 Monte N. Redman
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)

                                  Exhibit Index


  Exhibit No.                      Identification of Exhibit
  ----------                       -------------------------
     31.1           Certifications of Chief Executive Officer.

     31.2           Certifications of Chief Financial Officer.

     32.1           Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.

     32.2           Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.