Form 10-Q
period 2003-09-30
ASTORIA FINANCIAL CORP
filed 2003-11-10
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

                                 YES [X] NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock           Number of Shares Outstanding, October 31, 2003
-----------------------           ----------------------------------------------

     .01 Par Value                                79,396,637

                                                                                 Page
                                                                                 ----
                         PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Financial Condition at September 30, 2003
          and December 31, 2002                                                    2

          Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 2003 and September 30, 2002                          3

          Consolidated Statement of Changes in Stockholders' Equity for the
          Nine Months Ended September 30, 2003                                     4

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2003 and September 30, 2002                                5

          Notes to Consolidated Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                   10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk              37

Item 4.   Controls and Procedures                                                 40

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                       40

Item 2.   Changes in Securities and Use of Proceeds                               40

Item 3.   Defaults Upon Senior Securities                                         40

Item 4.   Submission of Matters to a Vote of Security Holders                     40

Item 5.   Other Information                                                       40

Item 6.   Exhibits and Reports on Form 8-K                                        41

Signatures                                                                        42

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Financial Condition (Unaudited)

                                                                                            At             At
                                                                                      September 30,   December 31,
(In Thousands, Except Share Data)                                                          2003           2002
------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                                $   212,997    $   167,605
Federal funds sold and repurchase agreements                                                71,354        510,252
Available-for-sale securities:
   Encumbered                                                                            2,974,704      2,096,619
   Unencumbered                                                                            477,853        695,962
-----------------------------------------------------------------------------------------------------------------
                                                                                         3,452,557      2,792,581
Held-to-maturity securities, fair value of $4,967,478 and $5,100,565, respectively:
   Encumbered                                                                            3,804,360      4,059,947
   Unencumbered                                                                          1,104,226        981,310
-----------------------------------------------------------------------------------------------------------------
                                                                                         4,908,586      5,041,257
Federal Home Loan Bank of New York stock, at cost                                          230,450        247,550
Loans held-for-sale, net                                                                    56,434         62,669
Loans receivable:
   Mortgage loans, net                                                                  11,894,172     11,680,160
   Consumer and other loans, net                                                           417,243        379,201
-----------------------------------------------------------------------------------------------------------------
                                                                                        12,311,415     12,059,361
   Allowance for loan losses                                                               (83,205)       (83,546)
-----------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                   12,228,210     11,975,815
Mortgage servicing rights, net                                                              15,941         20,411
Accrued interest receivable                                                                 80,855         88,908
Premises and equipment, net                                                                158,593        157,297
Goodwill                                                                                   185,151        185,151
Bank owned life insurance                                                                  365,508        358,898
Other assets                                                                               102,452         89,435
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                           $22,069,088    $21,697,829
=================================================================================================================

LIABILITIES:
Deposits:
   Savings                                                                             $ 2,940,597    $ 2,832,291
   Money market                                                                          1,306,370      1,698,552
   NOW and demand deposit                                                                1,479,685      1,383,315
   Certificates of deposit                                                               5,486,235      5,153,038
-----------------------------------------------------------------------------------------------------------------
Total deposits                                                                          11,212,887     11,067,196
Reverse repurchase agreements                                                            6,635,000      6,285,000
Federal Home Loan Bank of New York advances                                              1,964,000      2,064,000
Other borrowings, net                                                                      474,877        472,180
Mortgage escrow funds                                                                      138,576        104,353
Accrued expenses and other liabilities                                                     168,531        151,102
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       20,593,871     20,143,831

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,225,000 shares authorized and -0- shares issued and outstanding)                 --             --
   Series B (2,000,000 shares authorized, issued and outstanding)                            2,000          2,000
Common stock, $.01 par value; (200,000,000 shares authorized;
   110,996,592 shares issued; and 79,651,565 and 84,805,817 shares outstanding,
   respectively)                                                                             1,110          1,110
Additional paid-in capital                                                                 849,201        840,186
Retained earnings                                                                        1,450,778      1,368,062
Treasury stock (31,345,027 and 26,190,775 shares, at cost, respectively)                  (776,832)      (639,579)
Accumulated other comprehensive (loss) income                                              (24,610)         9,800
Unallocated common stock held by ESOP (4,809,080 and 5,018,500 shares,
   respectively)                                                                           (26,430)       (27,581)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               1,475,217      1,553,998
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $22,069,088    $21,697,829
=================================================================================================================

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                        For the                     For the
                                                                   Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                               -----------------------------------------------------
(In Thousands, Except Share Data)                                  2003          2002          2003          2002
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                       $   110,340   $   154,192   $   355,135   $   484,150
      Multifamily, commercial real estate and
         construction                                               53,419        42,644       149,084       117,714
   Consumer and other loans                                          4,736         4,792        14,468        12,711
   Mortgage-backed securities                                       71,276        91,552       253,537       289,273
   Other securities                                                  7,265        16,629        25,394        55,734
   Federal funds sold and repurchase agreements                        219         3,571         1,436        10,963
--------------------------------------------------------------------------------------------------------------------
Total interest income                                              247,255       313,380       799,054       970,545
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                         55,176        71,702       170,606       225,472
   Borrowed funds                                                  112,447       125,554       343,557       391,653
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                             167,623       197,256       514,163       617,125
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                 79,632       116,124       284,891       353,420
Provision for loan losses                                               --           301            --         2,307
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 79,632       115,823       284,891       351,113
--------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                            15,086        15,640        45,678        44,918
   Other loan fees                                                   2,001         2,242         5,868         5,922
   Net gain of sales of securities                                   4,500         8,489        14,665         8,489
   Mortgage banking income, net                                      5,954        (7,571)        6,014        (3,543)
   Income from bank owned life insurance                             4,929         5,683        15,177        15,927
   Other                                                             1,410           729         3,916         4,787
--------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           33,880        25,212        91,318        76,500
--------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                     27,211        26,645        83,579        79,002
      Occupancy, equipment and systems                              15,094        13,373        44,868        39,600
      Federal deposit insurance premiums                               480           492         1,440         1,496
      Advertising                                                    1,501           997         4,743         3,555
      Other                                                          7,122         7,075        20,584        23,333
--------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                          51,408        48,582       155,214       146,986
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                    62,104        92,453       220,995       280,627
Income tax expense                                                  20,503        30,237        72,108        93,262
--------------------------------------------------------------------------------------------------------------------
Net income                                                          41,601        62,216       148,887       187,365
Preferred dividends declared                                        (1,500)       (1,500)       (4,500)       (4,500)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                    $    40,101   $    60,716   $   144,387   $   182,865
====================================================================================================================
Basic earnings per common share                                $      0.53   $      0.73   $      1.87   $      2.17
====================================================================================================================
Diluted earnings per common share                              $      0.53   $      0.72   $      1.85   $      2.13
====================================================================================================================
Dividends per common share                                     $      0.22   $      0.20   $      0.64   $      0.57
====================================================================================================================
Basic weighted average common shares                            75,376,835    83,329,044    77,079,828    84,333,207
Diluted weighted average common and common equivalent shares    76,352,144    84,795,336    77,854,686    85,920,019

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2003

                                                                              Additional
                                                         Preferred   Common     Paid-in
(In Thousands, Except Share Data)              Total       Stock     Stock      Capital
----------------------------------------------------------------------------------------
Balance at December 31, 2002                $1,553,998     $2,000    $1,110    $840,186

Comprehensive income:
   Net income                                  148,887         --        --          --
   Other comprehensive (loss) income,
      net of tax:
      Net unrealized loss on securities        (35,328)        --        --          --
      Amortization of net unrealized loss
         on cash flow hedging instruments          143         --        --          --
      Amortization of unrealized loss
         on securities transferred to
         held-to-maturity                          775         --        --          --
                                            ----------
Comprehensive income                           114,477
                                            ----------
Common stock repurchased
   (5,974,400 shares)                         (157,367)        --        --          --

Dividends on common and preferred stock
   and amortization of purchase premium        (53,802)        --        --        (978)

Exercise of stock options and related tax
   benefit (820,148 shares issued)              12,245         --        --       5,478

Amortization relating to allocation of
   ESOP stock                                    5,666         --        --       4,515
----------------------------------------------------------------------------------------
Balance at September 30, 2003               $1,475,217     $2,000    $1,110    $849,201
========================================================================================

                                                                                     Unallocated
                                                                      Accumulated      Common
                                                                         Other         Stock
                                             Retained     Treasury   Comprehensive      Held
(In Thousands, Except Share Data)            Earnings       Stock    Income (Loss)    by ESOP
------------------------------------------------------------------------------------------------
Balance at December 31, 2002                $1,368,062   $(639,579)    $  9,800       $(27,581)

Comprehensive income:
   Net income                                  148,887          --           --             --
   Other comprehensive (loss) income,
      net of tax:
      Net unrealized loss on securities             --          --      (35,328)            --
      Amortization of net unrealized loss
         on cash flow hedging instruments           --          --          143             --
      Amortization of unrealized loss
         on securities transferred to
         held-to-maturity                           --          --          775             --

Comprehensive income

Common stock repurchased
   (5,974,400 shares)                               --    (157,367)          --             --

Dividends on common and preferred
   stock and amortization of purchase
   premium                                     (52,824)         --           --             --

Exercise of stock options and related tax
   benefit (820,148 shares issued)             (13,347)     20,114           --             --

Amortization relating to allocation of
   ESOP stock                                       --          --           --          1,151
----------------------------------------------------------------------------------------------
Balance at September 30, 2003               $1,450,778   $(776,832)    $(24,610)      $(26,430)
==============================================================================================

See accompanying notes to consolidated financial statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                  For the Nine Months Ended
                                                                                        September 30,
                                                                                  -------------------------
(In Thousands)                                                                        2003          2002
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                     $   148,887   $   187,365
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net premium amortization on mortgage loans and mortgage-backed securities        93,594        32,835
      Other net amortization (accretion)                                                   89       (35,095)
      Net provision for loan and real estate losses                                         4         2,311
      Depreciation and amortization                                                     9,237         8,003
      Net gain on sales of loans and securities                                       (24,945)      (12,391)
      Proceeds from sales of loans held-for-sale, net of originations                  16,514        14,944
      Amortization relating to allocation of ESOP stock                                 5,666         7,310
      Decrease in accrued interest receivable                                           8,053         1,076
      Mortgage servicing rights amortization and valuation allowance, net of
         capitalized amounts                                                            4,470        12,896
      Income from bank owned life insurance, net of insurance proceeds received        (6,610)      (14,918)
      Decrease (increase) in other assets                                              17,736       (15,862)
      Increase (decrease) in accrued expenses and other liabilities                    19,909       (57,062)
-----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                    292,604       131,412
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Originations of loans receivable                                             (4,376,136)   (2,796,246)
      Loan purchases through third parties                                         (1,144,437)   (1,113,285)
      Principal payments on loans receivable                                        5,229,628     3,623,342
      Principal payments on mortgage-backed securities held-to-maturity             4,151,290     2,260,068
      Principal payments on mortgage-backed securities available-for-sale           1,939,498     1,490,987
      Purchases of mortgage-backed securities held-to-maturity                     (4,119,277)   (2,578,324)
      Purchases of mortgage-backed securities available-for-sale                   (3,680,394)   (1,263,783)
      Purchases of other securities available-for-sale                                   (600)         (502)
      Proceeds from calls and maturities of other securities held-to-maturity          68,264       316,649
      Proceeds from calls and maturities of other securities available-for-sale       132,736        77,923
      Proceeds from sales of mortgage-backed securities available-for-sale            829,680       384,250
      Proceeds from sales of other securities available-for-sale                       50,057            --
      Net redemptions of FHLB of New York stock                                        17,100        24,977
      Proceeds from sales of real estate owned, net                                     1,502         3,431
      Purchases of premises and equipment, net of proceeds from sales                 (10,533)      (13,850)
      Purchase of bank owned life insurance                                                --      (100,000)
-----------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities                         (911,622)      315,637
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net increase in deposits                                                        145,691       276,885
      Net increase in borrowings with original terms of three months or less          350,000            --
      Proceeds from borrowings with original terms greater than three months          800,000       250,450
      Repayments of borrowings with original terms greater than three months         (900,000)   (1,300,000)
      Net increase in mortgage escrow funds                                            34,223        33,377
      Common stock repurchased                                                       (157,367)     (129,795)
      Cash dividends paid to stockholders                                             (53,802)      (53,607)
      Cash received for options exercised                                               6,767        10,267
-----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                          225,512      (912,423)
-----------------------------------------------------------------------------------------------------------
         Net decrease in cash and cash equivalents                                   (393,506)     (465,374)
Cash and cash equivalents at beginning of period                                      677,857     1,453,858
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   284,351   $   988,484
===========================================================================================================

Supplemental disclosures:
   Cash paid during the period:
      Interest                                                                    $   513,472   $   628,918
===========================================================================================================
      Income taxes                                                                $    71,942   $    83,302
===========================================================================================================
   Additions to real estate owned                                                 $       986   $     1,518
===========================================================================================================

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2003 and December 31, 2002, our results of operations for the three and nine months ended September 30, 2003 and 2002, changes in our stockholders' equity for the nine months ended September 30, 2003 and our cash flows for the nine months ended September 30, 2003 and 2002. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2003 and December 31, 2002, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2002 audited consolidated financial statements and related notes included in our 2002 Annual Report on Form 10-K.

2.   Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                              For the Three Months Ended September 30,
                                              ----------------------------------------
                                                     2003                 2002
                                              ----------------------------------------
                                                Basic    Diluted    Basic    Diluted
(In Thousands, Except Per Share Data)            EPS       EPS       EPS       EPS
--------------------------------------------------------------------------------------
Net income                                     $41,601   $41,601   $62,216   $62,216
Preferred dividends declared                    (1,500)   (1,500)   (1,500)   (1,500)
------------------------------------------------------------------------------------
Net income available to common shareholders    $40,101   $40,101   $60,716   $60,716
====================================================================================

Total weighted average basic common shares
   outstanding                                  75,377    75,377    83,329    83,329
Effect of dilutive securities:
   Options                                          --       975        --     1,466
------------------------------------------------------------------------------------
Total weighted average diluted common
   shares outstanding                           75,377    76,352    83,329    84,795
====================================================================================

Net earnings per common share                  $  0.53   $  0.53   $  0.73   $  0.72
====================================================================================

                                               For the Nine Months Ended September 30,
                                              -----------------------------------------
                                                     2003                  2002
                                              -----------------------------------------
                                                Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)            EPS      EPS (1)      EPS       EPS
---------------------------------------------------------------------------------------
Net income                                    $148,887   $148,887   $187,365   $187,365
Preferred dividends declared                    (4,500)    (4,500)    (4,500)    (4,500)
---------------------------------------------------------------------------------------
Net income available to common shareholders   $144,387   $144,387   $182,865   $182,865
=======================================================================================

Total weighted average basic common shares
   outstanding                                  77,080     77,080     84,333     84,333
Effect of dilutive securities:
   Options                                          --        775         --      1,587
---------------------------------------------------------------------------------------
Total weighted average diluted common
   shares outstanding                           77,080     77,855     84,333     85,920
=======================================================================================

Net earnings per common share                 $   1.87   $   1.85   $   2.17   $   2.13
=======================================================================================

(1) Options to purchase 532,384 shares of common stock at prices between $27.29 per share and $29.88 per share were outstanding as of September 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 30, 2003.

3.   Mortgage Servicing Rights, or MSR

MSR are carried at amortized cost, and impairment, if any, is recognized through a valuation allowance. MSR, at amortized cost, totaled $30.4 million at September 30, 2003 and $35.1 million at December 31, 2002. The valuation allowance totaled $14.5 million at September 30, 2003 and $14.7 million at December 31, 2002. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR amortization totaled $3.0 million for the three months ended September 30, 2003 and $2.7 million for the three months ended September 30, 2002. MSR amortization totaled $10.6 million for the nine months ended September 30, 2003 and $6.7 million for the nine months ended September 30, 2002. As of September 30, 2003, estimated future MSR amortization through 2008, based on the prepayment assumptions utilized in the September 30, 2003 MSR valuation, is as follows: $2.0 million for the remainder of 2003,

$7.4 million for 2004, $5.5 million for 2005, $4.0 million for 2006, $2.9 million for 2007 and $2.1 million for 2008. Actual results may vary depending upon the level of repayments on the loans currently serviced.

4.   Stock Option Plans

We apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plans. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                For the Three Months Ended   For the Nine Months Ended
                                                      September 30,               September 30,
                                                ------------------------------------------------------
(In Thousands, Except Per Share Data)                  2003      2002             2003       2002
------------------------------------------------------------------------------------------------------
Net income:
   As reported                                       $41,601   $62,216          $148,887   $187,365
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                       1,231     1,043             3,844      3,274
                                                     -------   -------          --------   --------
   Pro forma                                         $40,370   $61,173          $145,043   $184,091
                                                     =======   =======          ========   ========
Basic earnings per common share:
   As reported                                       $  0.53   $  0.73          $   1.87   $   2.17
                                                     =======   =======          ========   ========
   Pro forma                                         $  0.52   $  0.72          $   1.82   $   2.13
                                                     =======   =======          ========   ========
Diluted earnings per common share:
   As reported                                       $  0.53   $  0.72          $   1.85   $   2.13
                                                     =======   =======          ========   ========
   Pro forma                                         $  0.51   $  0.70          $   1.81   $   2.09
                                                     =======   =======          ========   ========

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (referred to as "variable interest entities"). FIN 46 is to be applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003, FIN 46 is to be applied in the first fiscal year or interim period beginning after June 15, 2003, and may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In October 2003, the FASB issued a Staff Position which delayed the effective date of FIN 46 for a public entity until the end of the first interim or annual period ending after December 15, 2003, provided that the variable interest entity was created before February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than certain disclosures required by paragraph 26 of FIN 46. In its current form, FIN 46 may require us to deconsolidate our investment in Astoria Capital Trust I in future financial statements. The potential deconsolidation of subsidiary trusts, like Astoria Capital Trust I, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. The adoption of the currently effective provisions of FIN 46 did not have a material impact on our financial condition or results of operations. The adoption of the remaining provisions of FIN 46, including the possible deconsolidation of Astoria Capital Trust I, is not expected to have a material impact on our financial condition or results of operations.

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

Critical Accounting Policies

Note 1 to our audited consolidated financial statements for the year ended December 31, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in our consolidated statements of financial condition at fair value or the lower of cost or fair value. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

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

For purposes of our goodwill impairment testing, we identified a single reporting unit. On September 30, 2003 we performed our annual goodwill impairment test. We determined the fair value of our one reporting unit to be in excess of its carrying value, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. As of our annual impairment test date, there was no indication of goodwill impairment. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income (or loss) in stockholders' equity. The securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The market values of our securities, particularly our fixed rate mortgage-backed securities which comprise 95.3% of our total securities portfolio at September 30, 2003, are affected by changes in interest rates. In general, as interest rates rise, the market value of fixed rate securities will decrease; as interest rates fall, the market value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. Estimated fair values for securities are based on published or securities dealers' market values. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. There were no securities write downs during the nine months ended September 30, 2003.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $11.52 billion for the nine months ended September 30, 2003 and $7.77 billion for the nine months ended September 30, 2002. The increase in loan and security repayments was primarily the result of the continued high level of mortgage loan refinance activity caused by the continued low interest rate environment of the past two years. Medium- and long-term U.S. Treasury rates (maturities of two to ten years), as well as the federal fund rate, continued to decline during 2002 and the first half of 2003. Conversely, during the quarter ended September 30, 2003, medium- and long-term U.S. Treasury rates increased on average approximately 32 basis points. This increase has resulted in a reduction in the one-to-four family mortgage refinance applications that we received in August and September, which is consistent with the national trend, and should reduce the repayments on our mortgage loans and mortgage-backed securities in the 2003 fourth quarter.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $292.6 million during the nine months ended September 30, 2003 and $131.4 million during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, net borrowings increased $252.7 million and net deposits increased $145.7 million. During the nine months ended September 30, 2003, we extended $800.0 million of borrowings with a weighted average rate of 2.47% and a weighted average maturity of 3.4 years to help protect against the impact on interest expense of future interest rate increases. All other borrowings that matured in 2003 were rolled over into short-term borrowings. During the three months ended September 30, 2003, we entered into forward borrowing commitments, with a weighted average rate of 2.63% and a weighted average term of 2.7 years, to replace $900.0 million of borrowings, with a weighted average rate of 5.29%, scheduled to mature in the fourth quarter of 2003. During the nine months ended September 30, 2002, net borrowings decreased $1.05 billion, while net deposits increased $276.9 million. The decrease in net borrowings was consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward deposits, particularly lower costing and less interest rate sensitive core deposits, consisting of savings, money market, NOW and demand deposits. The net increases in deposits for the nine months ended September 30, 2003 and 2002 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite continued intense local competition for checking accounts, we have been successful in growing our NOW and demand deposits, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process. See page 20 for further detail regarding deposit activity.

Typically, our primary use of funds is for the origination and purchase of mortgage loans. However, during the nine months ended September 30, 2003, despite strong loan originations, our purchases of mortgage-backed securities exceeded our originations and purchases of mortgage loans. During the nine months ended September 30, 2003, our gross originations and purchases of mortgage loans totaled $5.81 billion, including originations of loans held-for-sale totaling $540.8 million, compared to $3.98 billion, including originations of loans held-for-sale totaling $300.4 million, during the nine months ended September 30, 2002. The strong levels of loan originations and purchases for both the nine months ended September 30, 2003 and 2002 are attributable to the continued low interest rate environment which has resulted in continued high levels of mortgage refinance activity. Our originations and purchases of mortgage loans are on target to exceed $7.00 billion for 2003, even with the previously discussed reduction in the one-to-four family mortgage refinance applications received in August and September. Purchases of mortgage-backed securities totaled $7.80 billion during the nine months ended September 30, 2003 and $3.84 billion during the nine months ended September 30, 2002. The increase in mortgage-backed securities purchases during the nine months ended September 30, 2003 reflects the continued utilization of cash flows in excess of mortgage and other loan fundings arising from the significant refinance activity we have experienced. We will continue to evaluate the alternative of using cash flows in excess of mortgage and other loan fundings to reduce borrowings as well as to purchase mortgage-backed securities.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $284.4 million at September 30, 2003, compared to $677.9 million at December 31, 2002. This decrease reflects the net effect of our operating, investing and financing activities, in particular, our use of funds for the purchase of mortgage-backed securities. Borrowings maturing over the next twelve months total $4.96 billion with a weighted average rate of 4.53%. As previously discussed, during the third quarter of 2003 we entered into forward borrowing commitments to replace $900.0 million of borrowings scheduled to mature in the fourth quarter of 2003. We have the flexibility to either repay or rollover the remaining borrowings as they mature. Refinanced borrowings during the next twelve months should carry lower weighted average rates than those they replace, assuming that interest rates remain at or near their current levels. In addition, we have $2.66 billion in certificates of deposit with a weighted average rate of 2.55% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details borrowing and certificate of deposit maturities over the next twelve months and their weighted average rates:

                              Borrowings       Certificates of Deposit
                           -----------------   -----------------------
                                    Weighted               Weighted
                                     Average                Average
(Dollars in Millions)      Amount     Rate        Amount     Rate
--------------------------------------------   -----------------------
Contractual Maturity:
   Fourth quarter 2003 *   $1,650     3.41%       $  778     2.45%
   First quarter 2004       2,810     4.97           943     2.45
   Second quarter 2004        500     5.80           581     2.73
   Third quarter 2004          --       --           356     2.77
                           ------                 ------
Total                      $4,960     4.53        $2,658     2.55
                           ======                 ======

* Includes $900.0 million of borrowings, with a weighted average rate of 5.29%, scheduled to mature in the fourth quarter of 2003, which were effectively extended through forward borrowing commitments entered into in the third quarter of 2003 with a weighted average rate of 2.63% and a weighted average term of 2.7 years.

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

Stockholders' equity decreased to $1.48 billion at September 30, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of common stock repurchased of $157.4 million, dividends declared of $53.8 million and a decrease in accumulated other comprehensive income, net of tax, of $34.4 million, which was primarily due to the decrease in the net unrealized gain on our mortgage-backed securities available-for-sale. These decreases were partially offset by net income of $148.9 million, the effect of stock options exercised and related tax benefit of $12.2 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $5.7 million.

On September 2, 2003, we paid a quarterly cash dividend of $0.22 per share on shares of our common stock outstanding as of the close of business on August 15, 2003 totaling $16.6 million. On October 15, 2003, we declared a quarterly cash dividend of $0.22 per share on shares of our common stock payable on December 1, 2003 to stockholders of record as of the close of business on November 17, 2003.

On October 1, 2003 we redeemed all of our 2,000,000 outstanding shares of 12% Noncumulative Perpetual Preferred Stock, Series B at a redemption price of $27.25 per share, plus $1.00 per share in accrued and unpaid dividends, for an aggregate redemption price of $28.25 per share. Accrued and unpaid dividends covered the period from June 1, 2003 through September 30, 2003.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the nine months ended September 30, 2003, we repurchased 5,974,400 shares of our common stock at an aggregate cost of $157.4 million. In total, as of September 30, 2003, 6,292,400 shares of our common stock, at an aggregate cost of $165.8 million, have been repurchased under the ninth stock repurchase plan.

At September 30, 2003, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.52%, leverage capital ratio of 7.52% and total risk-based capital ratio of 15.66%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

Commitments and Contingencies

In the normal course of business, we routinely enter into various commitments, primarily relating to the origination, purchase and sale of loans, the purchase of securities and the leasing of certain office facilities. At September 30, 2003, we had outstanding commitments to originate and purchase loans totaling $809.0 million; outstanding unused lines of credit totaling $325.4 million, which relate primarily to home equity lines of credit; outstanding commitments to sell loans totaling $80.6 million; outstanding commitments to purchase securities totaling $697.7 million; and outstanding forward borrowing commitments totaling $900.0 million. We anticipate that we will have sufficient funds available to meet our current commitments in the normal course of our business.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at September 30, 2003 and December 31, 2002.

                                     At September 30, 2003    At December 31, 2002
                                    -----------------------------------------------
                                                   Percent                  Percent
(Dollars in Thousands)                Amount      of Total      Amount     of Total
-----------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $ 8,822,235     72.08%   $ 9,209,360     76.86%
   Multi-family                       2,093,896     17.11      1,599,985     13.35
   Commercial real estate               822,240      6.72        744,623      6.21
   Construction                          90,805      0.74         56,475      0.47
----------------------------------------------------------------------------------
Total mortgage loans                 11,829,176     96.65     11,610,443     96.89
----------------------------------------------------------------------------------

Consumer and other loans (gross):
   Home equity                          368,764      3.02        323,494      2.70
   Passbook                               7,245      0.06          7,502      0.06
   Other                                 33,561      0.27         41,642      0.35
----------------------------------------------------------------------------------
Total consumer and other loans          409,570      3.35        372,638      3.11
----------------------------------------------------------------------------------

Total loans                          12,238,746    100.00%    11,983,081    100.00%

Net unamortized premiums and
   deferred loan costs                   72,669                   76,280
Allowance for loan losses               (83,205)                 (83,546)
----------------------------------------------------------------------------------
Total loans, net                    $12,228,210              $11,975,815
==================================================================================

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at September 30, 2003 and December 31, 2002.

                                              At September 30, 2003      At December 31, 2002
                                             -------------------------------------------------
                                                           Estimated                 Estimated
                                              Amortized      Fair       Amortized      Fair
(In Thousands)                                  Cost         Value        Cost         Value
----------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $  175,907   $  181,938   $  241,146   $  249,459
      REMICs and CMOs:
         Agency issuance (1)                  2,801,005    2,768,981      608,076      616,552
         Non-agency issuance                    350,952      342,401    1,581,475    1,587,622
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           3,327,864    3,293,320    2,430,697    2,453,633
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S.
         Government and agencies                  2,240        2,283      132,011      133,448
      FNMA and FHLMC preferred stock            140,015      133,697      140,015      136,682
      Corporate debt and other securities        22,052       23,257       67,854       68,818
----------------------------------------------------------------------------------------------
   Total other securities                       164,307      159,237      339,880      338,948
----------------------------------------------------------------------------------------------
Total securities available-for-sale          $3,492,171   $3,452,557   $2,770,577   $2,792,581
==============================================================================================

Securities held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $   16,134   $   17,168   $   24,534   $   26,190
      REMICs and CMOs:
         Agency issuance (1)                  4,276,110    4,335,778    3,595,244    3,646,023
         Non-agency issuance                    568,972      566,637    1,306,113    1,313,349
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           4,861,216    4,919,583    4,925,891    4,985,562
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S.
         Government and agencies                     --           --       65,776       66,018
      Obligations of states and
         political subdivisions                  37,387       37,387       39,611       39,611
      Corporate debt securities                   9,983       10,508        9,979        9,374
----------------------------------------------------------------------------------------------
   Total other securities                        47,370       47,895      115,366      115,003
----------------------------------------------------------------------------------------------
Total securities held-to-maturity            $4,908,586   $4,967,478   $5,041,257   $5,100,565
==============================================================================================

(1) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

Comparison of Financial Condition as of September 30, 2003 and December 31, 2002 and Operating Results for the Three and Nine Months Ended September 30, 2003 and 2002

Financial Condition

Total assets increased $371.3 million to $22.07 billion at September 30, 2003, from $21.70 billion at December 31, 2002. The primary reason for the increase in total assets was the increase in mortgage-backed securities and multi-family and commercial real estate loans, partially offset by decreases in one-to-four family mortgage loans, federal funds sold and repurchase agreements and other securities. This growth was funded primarily through increases in borrowings and deposits.

Mortgage loans increased $214.0 million to $11.89 billion at September 30, 2003, from $11.68 billion at December 31, 2002. This increase was primarily due to an increase in our multi-family and commercial real estate loan portfolios, partially offset by a decrease in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the nine months ended September 30, 2003 totaled $5.27 billion, excluding originations of loans held-for-sale totaling $540.8 million, of which $4.14 billion were originations and $1.13 billion were purchases. This compares to $2.58 billion of originations and $1.10 billion of purchases for a total of $3.68 billion, excluding originations of loans held-for-sale totaling $300.4 million, during the nine months ended September 30, 2002. Mortgage loan repayments increased to $5.06 billion for the nine months ended September 30, 2003, from $3.53 billion for the nine months ended September 30, 2002.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represented 72.1% of our total loan portfolio at September 30, 2003, decreased $387.1 million to $8.82 billion at September 30, 2003, from $9.21 billion at December 31, 2002. This decrease was primarily due to the continued high level of one-to-four family loan repayments during the nine months ended September 30, 2003 which have outpaced our levels of one-to-four family loan originations and purchases. During the quarter ended September 30, 2003, medium- and long-term U.S. Treasury rates increased on average approximately 32 basis points. This increase has resulted in a reduction in the one-to-four family mortgage refinance applications that we received in August and September, which should reduce the repayments on our mortgage loans in the 2003 fourth quarter.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our multi-family mortgage loan portfolio increased $493.9 million to $2.09 billion at September 30, 2003, from $1.60 billion at December 31, 2002. Our commercial real estate loan portfolio increased $77.6 million to $822.2 million at September 30, 2003, from $744.6 million at December 31, 2002. Multi-family and commercial real estate loan originations totaled $1.21 billion for the nine months ended September 30, 2003 and $761.0 million for the nine months ended September 30, 2002. Our multi-family and commercial real estate loans tend to be less susceptible to prepayment risk than our one-to-four family loans due to the inclusion of prepayment penalties. Our new multi-family and commercial real estate loan originations are similar in type to the loans currently in our portfolio. The average loan balance of loans in our multi-family and commercial real estate portfolio continues to be less than $1.0 million. Our portfolio of consumer and other loans increased $37.0 million to $409.6 million at September 30, 2003, from $372.6 million at December 31, 2002. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and the low interest rate environment.

Mortgage-backed securities increased $775.0 million to $8.15 billion at September 30, 2003, from $7.38 billion at December 31, 2002. This increase was primarily the result of purchases of real estate mortgage investment conduits, or REMICs, and collateralized mortgage obligations, or CMOs, totaling $7.80 billion, partially offset by principal payments received of $6.09 billion, sales of $819.5 million, net premium amortization of $58.2 million and a decrease of $57.5 million in the net unrealized gain on our available-for-sale portfolio. This increase in mortgage-backed securities reflects our use of excess cash flows, as well as cash flows from increased deposits and borrowings, for the purchase of these securities. Although our mortgage-backed securities portfolio increased from December 31, 2002, during the three months ended September 30, 2003, mortgage-backed securities decreased $442.2 million from $8.60 billion at June 30, 2003 as a result of principal payments received in excess of purchases during the quarter. We will continue to evaluate how much, if any, of our cash flows in excess of mortgage and other loan fundings will be used to repay borrowings rather than for the purchases of mortgage-backed securities. The decrease in the net unrealized gain on our mortgage-backed securities available-for-sale portfolio is primarily due to the substantial turnover of securities in our portfolio resulting in a decrease in the average coupon rate of the portfolio and an $839.7 million increase in mortgage-backed securities available-for-sale from December 31, 2002.

Other securities decreased $247.7 million to $206.6 million at September 30, 2003, from $454.3 million at December 31, 2002, primarily due to $201.0 million in securities which were called or matured and sales of $45.6 million. The continued low interest rate environment during 2003 resulted in a significant portion of our remaining callable investment securities being called, primarily in the first quarter of 2003.

Federal funds sold and repurchase agreements decreased $438.9 million to $71.4 million at September 30, 2003, from $510.3 million at December 31, 2002, primarily due to our use of funds for the purchase of mortgage-backed securities.

Deposits increased $145.7 million to $11.21 billion at September 30, 2003, from $11.07 billion at December 31, 2002. The increase in deposits was primarily due to an increase of $333.2 million in certificates of deposit to $5.49 billion at September 30, 2003, an increase in savings accounts of $108.3 million to $2.94 billion at September 30, 2003 and an increase in NOW and demand deposit accounts of $96.4 million to $1.48 billion at September 30, 2003. These increases were partially offset by a decrease of $392.2 million in our money market accounts to $1.31 billion at September 30, 2003, from $1.70 billion at December 31, 2002. The increase in our certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts in the prevailing low interest rate environment. The decrease in our money market accounts is attributable to intense competition for money market and checking accounts. Certain local competitors, as well as recent entrants into the local market, have continued to offer well above market rates for these types of deposits. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. Despite continued local competition for checking accounts, we have been successful in growing our NOW and demand deposits, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process.

Reverse repurchase agreements increased $350.0 million to $6.64 billion at September 30, 2003, from $6.29 billion at December 31, 2002. FHLB-NY advances decreased $100.0 million to $1.96 billion at September 30, 2003, from $2.06 billion at December 31, 2002. As previously discussed, during the nine months ended September 30, 2003, we extended $800.0 million of borrowings with a weighted average rate of 2.47% and a weighted average maturity of 3.4 years to help protect against the impact on interest expense of future interest rate increases. All other borrowings that matured in 2003 were rolled over into short-term borrowings. During the three months ended September 30, 2003, we entered into forward borrowing commitments, with a weighted average rate of 2.63% and a weighted average term of 2.7 years, to replace $900.0 million of borrowings, with a weighted average rate of 5.29%, scheduled to mature in the fourth quarter of 2003.

Stockholders' equity decreased to $1.48 billion at September 30, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of common stock repurchased of $157.4 million, dividends declared of $53.8 million and a decrease in accumulated other comprehensive income, net of tax, of $34.4 million, which was primarily due to the decrease in the net unrealized gain on our mortgage-backed securities available-for-sale. These decreases were partially offset by net income of $148.9 million, the effect of stock options exercised and related tax benefit of $12.2 million and the amortization of the allocated portion of shares held by the ESOP of $5.7 million.

Results of Operations

General

Net income for the three months ended September 30, 2003 decreased $20.6 million to $41.6 million, from $62.2 million for the three months ended September 30, 2002. Diluted earnings per common share totaled $0.53 per share for the three months ended September 30, 2003 and $0.72 per share for the three months ended September 30, 2002. Return on average assets decreased to 0.74% for the three months ended September 30, 2003, from 1.14% for the three months ended September 30, 2002. Return on average stockholders' equity decreased to 11.35% for the three months ended September 30, 2003, from 15.72% for the three months ended September 30, 2002. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, decreased to 12.99% for the three months ended September 30, 2003, from 17.81% for the three months ended September 30, 2002.

Net income for the nine months ended September 30, 2003 decreased $38.5 million to $148.9 million, from $187.4 million for the nine months ended September 30, 2002. Diluted earnings per common share totaled $1.85 per share for the nine months ended September 30, 2003 and $2.13 per share for the nine months ended September 30, 2002. Return on average assets decreased to 0.88% for the nine months ended September 30, 2003, from 1.13% for the nine months ended September 30, 2002. Return on average stockholders' equity decreased to 13.13% for the nine months ended September 30, 2003, from 15.92% for the nine months ended September 30, 2002. Return on average tangible stockholders' equity decreased to 14.96% for the nine months ended September 30, 2003, from 18.05% for the nine months ended September 30, 2002. The decreases in net income and the related return ratios for the three and nine months ended September 30, 2003 are primarily the result of decreases in net interest income which are discussed further below.

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

For the three months ended September 30, 2003, net interest income decreased $36.5 million to $79.6 million, from $116.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, net interest income decreased $68.5 million to $284.9 million, from $353.4 million for the nine months ended September 30, 2002. The net interest margin decreased to 1.52% for the three months ended September 30, 2003, from 2.25% for the three months ended September 30, 2002. The net interest margin decreased to 1.79% for the nine months ended September 30, 2003, from 2.25% for the nine months ended September 30, 2002. The decreases in net interest income were the result of decreases in interest income, partially offset by decreases in interest expense. The decreases in interest income and the net interest margin for both the three and nine months ended September 30, 2003 were due, in part, to the more rapid decline in the yields on interest-earning assets than the decline in the costs of interest-bearing liabilities and the repurchases of our common stock over the past year. The decrease in the yields on interest-earning assets is primarily the result of the high level of mortgage loan and mortgage-backed securities repayments as a result of the continued low interest rate environment, particularly for medium- and long-term instruments for which rates continued to decline throughout 2002 and the first half of 2003, as previously discussed, resulting in reinvestment in those assets at lower rates. These high levels of repayments have also resulted in accelerated premium amortization which has further contributed to the decline in the yields on these portfolios. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios increased $21.3 million to $34.7 million for the three months ended September 30, 2003, from $13.4 million for the three months ended September 30, 2002. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios increased $60.8 million to $93.6 million for the nine months ended September 30, 2003, from $32.8 million for the nine months ended September 30, 2002. The decrease in interest expense was primarily attributable to the decrease in our cost of funds, which is due to the downward repricing of deposits, along with the repayment and refinancing of various higher cost borrowings.

The average balance of net interest-earning assets decreased $359.1 million to $294.4 million for the three months ended September 30, 2003, from $653.5 million for the three months ended September 30, 2002. The decrease in the average balance of net interest-earning assets was the result of an increase of $687.2 million in the average balance of total interest-bearing liabilities to $20.67 billion for the three months ended September 30, 2003, from $19.98 billion for the three months ended September 30, 2002, partially offset by an increase of $328.0 million in the average balance of total interest-earning assets to $20.96 billion for the three months ended September 30, 2003, from $20.63 billion for the three months ended September 30, 2002. The net interest rate spread decreased to 1.48% for the three months ended September 30, 2003, from 2.12% for the three months ended September 30, 2002. The average yield on interest-earning assets decreased to 4.72% for the three months ended September 30, 2003, from 6.07% for the three months ended September 30, 2002. The average cost of interest-bearing liabilities decreased to 3.24% for the three months ended September 30, 2003, from 3.95% for the three months ended September 30, 2002.

The average balance of net interest-earning assets decreased $347.5 million to $364.7 million for the nine months ended September 30, 2003, from $712.2 million for the nine months ended September 30, 2002. The decrease in the average balance of net interest-earning assets was the result of an increase of $577.0 million in the average balance of total interest-bearing liabilities to $20.81 billion for the nine months ended September 30, 2003, from $20.23 billion for the nine months ended September 30, 2002, partially offset by an increase of $229.6 million in the average balance of total interest-earning assets to $21.17 billion for the nine months ended September 30, 2003, from $20.94 billion for the nine months ended September 30, 2002. The net interest rate spread decreased to 1.74% for the nine months ended September 30, 2003, from 2.11% for the nine months ended September 30, 2002. The average yield on interest-earning assets decreased to 5.03% for the nine months ended September 30, 2003, from 6.18% for the nine months ended September 30, 2002. The average cost of interest-bearing liabilities decreased to 3.29% for the nine months ended September 30, 2003, from 4.07% for the nine months ended September 30, 2002.

The primary reasons for the decreases in net interest-earning assets are the repurchases of our common stock over the past year, an increase in the monthly mortgage-backed securities principal payments receivable due to the accelerated mortgage-backed securities cash flow, and the $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI. The changes in the yields on interest-earning assets and the costs of interest-bearing liabilities for both the three and nine months ended September 30, 2003 were a result of the lower interest rate environment previously discussed. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2003 and 2002. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                 For the Three Months Ended September 30,
                                              -----------------------------------------------------------------------------
                                                              2003                                    2002
                                              -----------------------------------------------------------------------------
                                                                          Average                                 Average
                                                Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                          Balance     Interest       Cost         Balance     Interest       Cost
---------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
         Mortgage loans (1):
            One-to-four family                $ 8,944,114   $110,340       4.93%      $10,012,425   $154,192       6.16%
            Multi-family, commercial
               real estate and construction     2,857,110     53,419       7.48         2,166,118     42,644       7.87
         Consumer and other loans (1)             413,519      4,736       4.58           323,195      4,792       5.93
                                              -----------   --------                  -----------   --------
         Total loans                           12,214,743    168,495       5.52        12,501,738    201,628       6.45
         Mortgage-backed securities (2)         8,179,267     71,276       3.49         6,376,544     91,552       5.74
         Other securities (2) (3)                 477,432      7,265       6.09           927,940     16,629       7.17
         Federal funds sold and
            repurchase agreements                  90,642        219       0.97           827,857      3,571       1.73
                                              -----------   --------                  -----------   --------
   Total interest-earning assets               20,962,084    247,255       4.72        20,634,079    313,380       6.07
                                                            --------                                --------
   Goodwill                                       185,151                                 185,151
   Other non-interest-earning assets            1,293,372                               1,101,604
                                              -----------                             -----------
Total assets                                  $22,440,607                             $21,920,834
                                              ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                                 $ 2,940,389      3,127       0.43       $ 2,810,974      7,938       1.13
      Money market                              1,348,441      1,986       0.59         1,870,756      7,777       1.66
      NOW and demand deposit                    1,529,299        292       0.08         1,273,066        931       0.29
      Certificates of deposit                   5,425,815     49,771       3.67         5,253,760     55,056       4.19
                                              -----------   --------                  -----------   --------
      Total deposits                           11,243,944     55,176       1.96        11,208,556     71,702       2.56
      Borrowed funds                            9,423,789    112,447       4.77         8,771,982    125,554       5.73
                                              -----------   --------                  -----------   --------
   Total interest-bearing liabilities          20,667,733    167,623       3.24        19,980,538    197,256       3.95
                                                            --------                                --------
   Non-interest-bearing liabilities               306,258                                 357,532
                                              -----------                             -----------
Total liabilities                              20,973,991                              20,338,070
Stockholders' equity                            1,466,616                               1,582,764
                                              -----------                             -----------
Total liabilities and stockholders'
   equity                                     $22,440,607                             $21,920,834
                                              ===========                             ===========
Net interest income/net interest
   rate spread (4)                                          $ 79,632       1.48%                    $116,124       2.12%
                                                            ========       ====                     ========       ====
Net interest-earning assets/net
   interest margin (5)                        $   294,351                  1.52%      $   653,541                  2.25%
                                              ===========                  ====       ===========                  ====
Ratio of interest-earning assets
   to interest-bearing liabilities                   1.01x                                   1.03x
                                              ===========                             ===========

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

(5) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                 For the Nine Months Ended September 30,
                                              -----------------------------------------------------------------------------
                                                              2003                                    2002
                                              -----------------------------------------------------------------------------
                                                                          Average                                 Average
                                                Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                          Balance     Interest       Cost         Balance     Interest       Cost
---------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
         Mortgage loans (1):
            One-to-four family                $ 8,994,985   $355,135       5.26%      $10,221,945   $484,150       6.32%
            Multi-family, commercial
               real estate and construction     2,634,045    149,084       7.55         1,982,618    117,714       7.92
         Consumer and other loans (1)             403,689     14,468       4.78           287,169     12,711       5.90
                                              -----------   --------                  -----------   --------
         Total loans                           12,032,719    518,687       5.75        12,491,732    614,575       6.56
         Mortgage-backed securities (2)         8,423,400    253,537       4.01         6,503,436    289,273       5.93
         Other securities (2) (3)                 550,399     25,394       6.15         1,092,241     55,734       6.80
         Federal funds sold and
            repurchase agreements                 167,965      1,436       1.14           857,510     10,963       1.70
                                              -----------   --------                  -----------   --------
   Total interest-earning assets               21,174,483    799,054       5.03        20,944,919    970,545       6.18
                                                            --------                                --------
   Goodwill                                       185,151                                 185,151
   Other non-interest-earning assets            1,262,642                               1,043,406
                                              -----------                             -----------
Total assets                                  $22,622,276                             $22,173,476
                                              ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                                 $ 2,897,358     10,243       0.47       $ 2,732,395     24,607       1.20
      Money market                              1,450,089      8,198       0.75         1,920,586     27,632       1.92
      NOW and demand deposit                    1,469,279      1,304       0.12         1,239,817      2,650       0.28
      Certificates of deposit                   5,389,094    150,861       3.73         5,209,688    170,583       4.37
                                              -----------   --------                  -----------   --------
      Total deposits                           11,205,820    170,606       2.03        11,102,486    225,472       2.71
      Borrowed funds                            9,603,936    343,557       4.77         9,130,247    391,653       5.72
                                              -----------   --------                  -----------   --------
   Total interest-bearing liabilities          20,809,756    514,163       3.29        20,232,733    617,125       4.07
                                                            --------                                --------
   Non-interest-bearing liabilities               300,773                                 371,810
                                              -----------                             -----------
Total liabilities                              21,110,529                              20,604,543
Stockholders' equity                            1,511,747                               1,568,933
                                              -----------                             -----------
Total liabilities and stockholders'
   equity                                     $22,622,276                             $22,173,476
                                              ===========                             ===========
Net interest income/net interest
   rate spread                                              $284,891       1.74%                    $353,420       2.11%
                                                            ========       ====                     ========       ====
Net interest-earning assets/net
   interest margin                            $   364,727                  1.79%      $   712,186                  2.25%
                                              ===========                  ====       ===========                  ====
Ratio of interest-earning assets
   to interest-bearing liabilities                   1.02x                                   1.04x
                                              ===========                             ===========

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

                                           Three Months Ended September 30, 2003  Nine Months Ended September 30, 2003
                                                        Compared to                           Compared to
                                           Three Months Ended September 30, 2002  Nine Months Ended September 30, 2002
                                           ---------------------------------------------------------------------------
                                                     Increase (Decrease)                   Increase (Decrease)
                                           ---------------------------------------------------------------------------
(In Thousands)                               Volume       Rate        Net             Volume      Rate         Net
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
      One-to-four family                    $(15,272)   $(28,580)   $(43,852)       $(53,817)  $ (75,198)  $(129,015)
      Multi-family, commercial
         real estate and construction         12,982      (2,207)     10,775          37,099      (5,729)     31,370
   Consumer and other loans                    1,171      (1,227)        (56)          4,484      (2,727)      1,757
   Mortgage-backed securities                 21,563     (41,839)    (20,276)         72,285    (108,021)    (35,736)
   Other securities                           (7,147)     (2,217)     (9,364)        (25,438)     (4,902)    (30,340)
   Federal funds sold and repurchase
      agreements                              (2,245)     (1,107)     (3,352)         (6,758)     (2,769)     (9,527)
----------------------------------------------------------------------------------------------------------------------
Total                                         11,052     (77,177)    (66,125)         27,855    (199,346)   (171,491)
----------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                       348      (5,159)     (4,811)          1,405     (15,769)    (14,364)
   Money market                               (1,751)     (4,040)     (5,791)         (5,572)    (13,862)    (19,434)
   NOW and demand deposit                        152        (791)       (639)            399      (1,745)     (1,346)
   Certificates of deposit                     1,748      (7,033)     (5,285)          5,767     (25,489)    (19,722)
   Borrowed funds                              8,910     (22,017)    (13,107)         19,520     (67,616)    (48,096)
----------------------------------------------------------------------------------------------------------------------
Total                                          9,407     (39,040)    (29,633)         21,519    (124,481)   (102,962)
----------------------------------------------------------------------------------------------------------------------
Net change in net interest income           $  1,645    $(38,137)   $(36,492)       $  6,336   $ (74,865)  $ (68,529)
======================================================================================================================

Interest Income

Interest income for the three months ended September 30, 2003 decreased $66.1 million to $247.3 million, from $313.4 million for the three months ended September 30, 2002. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.72% for the three months ended September 30, 2003, from 6.07% for the three months ended September 30, 2002, partially offset by an increase of $328.0 million in the average balance of interest-earning assets to $20.96 billion for the three months ended September 30, 2003, from $20.63 billion for the three months ended September 30, 2002. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories, primarily our mortgage-backed securities and one-to-four family mortgage loans. As previously discussed, the declines in medium- and long-term U.S. Treasury rates as well as the reduction in short-term interest rates during 2002 and the first half of 2003 resulted in continued high levels of repayments on our mortgage-backed securities and one-to-four family mortgage loan portfolios and accelerated premium amortization. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of mortgage-backed securities and multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of one-to-four family mortgage loans, other securities and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans decreased $43.9 million to $110.3 million for the three months ended September 30, 2003, from $154.2 million for the three months ended September 30, 2002, which was the result of a decrease in the average yield to 4.93% for the three months ended September 30, 2003, from 6.16% for the three months ended September 30, 2002, coupled with a decrease of $1.07 billion in the average balance of such loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the lower interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases, coupled with the lower repricing of adjustable rate mortgage, or ARM, loans. Additionally, the yield has been negatively impacted by accelerated loan premium amortization, discussed previously, as a result of the increased refinance activity. The decrease in the average balance of one-to-four family mortgage loans reflects the extraordinarily high level of repayment activity, due to refinancings, particularly in the second half of 2002 and continuing in 2003, partially offset by originations and purchases of one-to-four family mortgage loans. The previously discussed increase in medium- and long-term U.S. Treasury rates during the quarter ended September 30, 2003 has resulted in a reduction in the one-to-four family mortgage refinance applications received in August and September, which should reduce the repayments on our mortgage loans in the 2003 fourth quarter.

Interest income on multi-family, commercial real estate and construction loans increased $10.8 million to $53.4 million for the three months ended September 30, 2003, from $42.6 million for the three months ended September 30, 2002, which was primarily the result of an increase of $691.0 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.48% for the three months ended September 30, 2003, from 7.87% for the three months ended September 30, 2002. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our increased emphasis on originations of such loans, coupled with the fact that repayment activity within this portfolio is not as significant as that which we have experienced on our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the growth in this portfolio resulting from lower yielding new originations due to the impact of the lower interest rate environment. The yield on multi-family, commercial real estate and construction loans has not declined to the same extent as the yield on one-to-four family mortgage loans primarily as a result of the lower level of repayment activity within this portfolio as well as the additional income from prepayment penalties received on loans which have prepaid. Prepayment penalties totaled $5.8 million for the three months ended September 30, 2003 and $1.4 million for the three months ended September 30, 2002.

Interest income on consumer and other loans decreased $56,000 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 resulting from a decrease in the average yield to 4.58% for the three months ended September 30, 2003, from 5.93% for the three months ended September 30, 2002, partially offset by an increase of $90.3 million in the average balance of this portfolio. The changes in interest income on consumer and other loans are primarily attributable to home equity lines of credit which represent 90.0% of this portfolio at September 30, 2003. The increase in the average balance of home equity lines of credit is a result of the strong housing market combined with low interest rates over the past two years. Our home equity lines of credit generally reset monthly and are indexed to the prime rate which decreased 50 basis points during the fourth quarter of 2002 and 25 basis points in June 2003 resulting in the lower average yield experienced in the third quarter of 2003 compared to the third quarter of 2002.

Interest income on mortgage-backed securities decreased $20.3 million to $71.3 million for the three months ended September 30, 2003, from $91.6 million for the three months ended September 30, 2002. This decrease was the result of a decrease in the average yield to 3.49% for the three months ended September 30, 2003, from 5.74% for the three months ended September 30, 2002, partially offset by an increase of $1.80 billion in the average balance of the portfolio. The decrease in the average yield on mortgage-backed securities reflects the substantial turnover we have experienced in this portfolio as a result of the lower interest rate environment as higher yielding securities were repaid and replaced with lower yielding securities, coupled with accelerated premium amortization. The increase in the average balance of mortgage-backed securities was the result of increased levels of purchases of mortgage-backed securities, primarily REMICs and CMOs, during the second half of 2002 and throughout 2003 to effectively deploy our cash flows in excess of mortgage and other loan fundings, partially offset by increased levels of principal repayments due to the lower interest rate environment. At September 30, 2003, our REMIC and CMO securities comprised 97.6% of our total mortgage-backed securities portfolio. We have remaining a net premium of $28.7 million on these securities consisting of $47.2 million of gross premium and $18.5 million of gross discount. The premium REMIC and CMO securities carry a weighted average coupon of 5.10% and the discount REMIC and CMO securities carry a weighted average coupon of 4.10%. The average life of our REMIC and CMO securities was approximately 3.3 years at September 30, 2003.

Interest income on other securities decreased $9.3 million to $7.3 million for the three months ended September 30, 2003, from $16.6 million for the three months ended September 30, 2002. This decrease resulted from a decrease of $450.5 million in the average balance of this portfolio, coupled with a decrease in the average yield to 6.09% for the three months ended September 30, 2003, from 7.17% for the three months ended September 30, 2002, primarily due to higher yielding securities being called throughout 2002 and in the first half of 2003 as a result of the continued low interest rate environment. Interest income on other securities includes dividends on FHLB-NY stock. Dividends on FHLB-NY stock totaled $3.7 million for the three months ended September 30, 2003 and $2.1 million for the three months ended September 30, 2002. The FHLB-NY has announced that they will not pay a dividend to stockholders in October 2003.

Interest income on federal funds sold and repurchase agreements decreased $3.4 million as a result of a decrease of $737.2 million in the average balance of the portfolio, coupled with a decrease in the average yield to 0.97% for the three months ended September 30, 2003, from 1.73% for the three months ended September 30, 2002.

Interest income for the nine months ended September 30, 2003 decreased $171.4 million to $799.1 million, from $970.5 million for the nine months ended September 30, 2002. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 5.03% for the nine months ended September 30, 2003, from 6.18% for the nine months ended September 30, 2002, partially offset by an increase of $229.6 million in the average balance of interest-earning assets to $21.17 billion for the nine months ended September 30, 2003, from $20.94 billion for the nine months ended September 30, 2002. Consistent with the changes noted for the three months ended September 30, 2003, the decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories, primarily our mortgage-backed securities and one-to-four family mortgage loans, and the increase in the average balance of interest-earning assets was primarily due to increases in the average balances of mortgage-backed securities and multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of one-to-four family mortgage loans, other securities and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans decreased $129.1 million to $355.1 million for the nine months ended September 30, 2003, from $484.2 million for the nine months ended September 30, 2002, which was the result of a decrease in the average yield to 5.26% for the nine months ended September 30, 2003, from 6.32% for the nine months ended September 30, 2002, coupled with a decrease of $1.23 billion in the average balance of such loans.

Interest income on multi-family, commercial real estate and construction loans increased $31.4 million to $149.1 million for the nine months ended September 30, 2003, from $117.7 million for the nine months ended September 30, 2002, which was primarily the result of an increase of $651.4 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.55% for the nine months ended September 30, 2003, from 7.92% for the nine months ended September 30, 2002. Prepayment penalties totaled $11.4 million for the nine months ended September 30, 2003 and $3.2 million for the nine months ended September 30, 2002.

Interest income on consumer and other loans increased $1.8 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 resulting from an increase of $116.5 million in the average balance of this portfolio, partially offset by a decrease in the average yield to 4.78% for the nine months ended September 30, 2003, from 5.90% for the nine months ended September 30, 2002.

Interest income on mortgage-backed securities decreased $35.8 million to $253.5 million for the nine months ended September 30, 2003, from $289.3 million for the nine months ended September 30, 2002. This decrease was the result of a decrease in the average yield to 4.01% for the nine months ended September 30, 2003, from 5.93% for the nine months ended September 30, 2002, partially offset by an increase of $1.92 billion in the average balance of the portfolio.

Interest income on other securities decreased $30.3 million to $25.4 million for the nine months ended September 30, 2003, from $55.7 million for the nine months ended September 30, 2002. This decrease resulted from a decrease of $541.8 million in the average balance of this portfolio, coupled with a decrease in the average yield to 6.15% for the nine months ended September 30, 2003, from 6.80% for the nine months ended September 30, 2002. Dividends on FHLB-NY stock totaled $10.6 million for the nine months ended September 30, 2003 and $7.6 million for the nine months ended September 30, 2002.

Interest income on federal funds sold and repurchase agreements decreased $9.5 million as a result of a decrease of $689.5 million in the average balance of the portfolio, coupled with a decrease in the average yield to 1.14% for the nine months ended September 30, 2003, from 1.70% for the nine months ended September 30, 2002.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2003 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2003, previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2003 decreased $29.7 million to $167.6 million, from $197.3 million for the three months ended September 30, 2002. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.24% for the three months ended September 30, 2003, from 3.95% for the three months ended September 30, 2002, partially offset by an increase of $687.2 million in the average balance of interest-bearing liabilities to $20.67 billion for the three months ended September 30, 2003, from

$19.98 billion for the three months ended September 30, 2002. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the continued lower interest rate environment on the cost of our deposits and borrowings. The increase in the average balance of interest-bearing liabilities was attributable to an increase in borrowings and deposits.

Interest expense on deposits decreased $16.5 million, to $55.2 million for the three months ended September 30, 2003, from $71.7 million for the three months ended September 30, 2002, reflecting a decrease in the average cost of deposits to 1.96% for the three months ended September 30, 2003, from 2.56% for the three months ended September 30, 2002, slightly offset by an increase of $35.4 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories as a result of the lower interest rate environment which has continued into 2003. The increase in the average balance of total deposits was the result of increases in the average balances of NOW and demand deposit accounts, certificates of deposit and savings accounts, partially offset by a decrease in the average balance of money market accounts.

Interest expense on money market accounts decreased $5.8 million reflecting a decrease in the average cost to 0.59% for the three months ended September 30, 2003, from 1.66% for the three months ended September 30, 2002, coupled with a decrease of $522.3 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 83.2% of the balance at September 30, 2003 in the highest tier (accounts with balances of $50,000 and higher). The decrease in the average balance of money market accounts is attributable to intense competition for these accounts, as previously discussed.

Interest expense on certificates of deposit decreased $5.3 million resulting from a decrease in the average cost to 3.67% for the three months ended September 30, 2003, from 4.19% for the three months ended September 30, 2002, partially offset by an increase of $172.1 million in the average balance.

Interest expense on savings accounts decreased $4.8 million which was attributable to a decrease in the average cost to 0.43% for the three months ended September 30, 2003, from 1.13% for the three months ended September 30, 2002, slightly offset by an increase of $129.4 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $639,000 as a result of a decrease in the average cost to 0.08% for the three months ended September 30, 2003, from 0.29% for the three months ended September 30, 2002, partially offset by an increase of $256.2 million in the average balance of these accounts. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on deposit generation.

Interest expense on borrowed funds for the three months ended September 30, 2003 decreased $13.2 million to $112.4 million, from $125.6 million for the three months ended September 30, 2002, resulting from a decrease in the average cost of borrowings to 4.77% for the three months ended September 30, 2003, from 5.73% for the three months ended September 30, 2002, partially offset by an increase of $651.8 million in the average balance. The decrease in the average cost of borrowings for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 is the result of the refinancing of higher cost borrowings as they matured. The increase in the average balance of borrowed funds is a result of our use of short-term borrowings during the quarter to fund our loan originations and security purchases which were subsequently repaid prior to quarter end with the cash flows from loan and security repayments, as well as the issuance of $250.0 million senior unsecured notes during the quarter ended December 31, 2002.

Interest expense for the nine months ended September 30, 2003 decreased $102.9 million to $514.2 million, from $617.1 million for the nine months ended September 30, 2002. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.29% for the nine months ended September 30, 2003, from 4.07% for the nine months ended September 30, 2002, partially offset by an increase of $577.0 million in the average balance of interest-bearing liabilities to $20.81 billion for the nine months ended September 30, 2003, from $20.23 billion for the nine months ended September 30, 2002. Consistent with the changes noted for the three months ended September 30, 2003, the decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the continued lower interest rate environment on the cost of our deposits and borrowings and the increase in the average balance of interest-bearing liabilities was attributable to increases in both borrowings and deposits.

Interest expense on deposits decreased $54.9 million, to $170.6 million for the nine months ended September 30, 2003, from $225.5 million for the nine months ended September 30, 2002, reflecting a decrease in the average cost of deposits to 2.03% for the nine months ended September 30, 2003, from 2.71% for the nine months ended September 30, 2002, partially offset by an increase of $103.3 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories as a result of the lower interest rate environment which has continued into 2003. The increase in the average balance of total deposits was the result of increases in the average balances of NOW and demand deposit accounts, certificates of deposit and savings accounts, partially offset by a decrease in the average balance of money market accounts.

Interest expense on certificates of deposit decreased $19.7 million resulting from a decrease in the average cost to 3.73% for the nine months ended September 30, 2003, from 4.37% for the nine months ended September 30, 2002, partially offset by an increase of $179.4 million in the average balance. Interest expense on money market accounts decreased $19.4 million reflecting a decrease in the average cost to 0.75% for the nine months ended September 30, 2003, from 1.92% for the nine months ended September 30, 2002, coupled with a decrease of $470.5 million in the average balance of such accounts. Interest expense on savings accounts decreased $14.4 million which was attributable to a decrease in the average cost to 0.47% for the nine months ended September 30, 2003, from 1.20% for the nine months ended September 30, 2002, partially offset by an increase of $165.0 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $1.3 million as a result of a decrease in the average cost to 0.12% for the nine months ended September 30, 2003, from 0.28% for the nine months ended September 30, 2002, partially offset by an increase of $229.5 million in the average balance of these accounts.

Interest expense on borrowed funds for the nine months ended September 30, 2003 decreased $48.1 million to $343.6 million, from $391.7 million for the nine months ended September 30, 2002, resulting from a decrease in the average cost of borrowings to 4.77% for the nine months ended September 30, 2003, from 5.72% for the nine months ended September 30, 2002, partially offset by an increase of $473.7 million in the average balance.

The principal reasons for the changes in the average costs and average balances of deposits and borrowings noted above for the nine months ended September 30, 2003 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2003, previously discussed.

Provision for Loan Losses

During the nine months ended September 30, 2003, no provision for loan losses was recorded. The provision for loan losses totaled $301,000 for the three months ended September 30, 2002 and $2.3 million for the nine months ended September 30, 2002. The decrease in the provision for loan losses is due to an analysis performed, during the third quarter of 2002, of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages, which are utilized to determine our general valuation allowances. Our analysis indicated that our projection of estimated losses inherent in our portfolio exceeded our actual charge-off history during the recent economic downturn. In response to the results of this analysis, we lowered our projections of estimated losses inherent in our portfolio and we adjusted our allowance coverage percentages for our portfolio segments accordingly. We believe our current allowance coverage percentages are adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $83.2 million at September 30, 2003 and $83.5 million at December 31, 2002. Net loan charge-offs totaled $185,000 for the three months ended September 30, 2003 compared to $258,000 for the three months ended September 30, 2002. Net loan charge-offs totaled $341,000 for the nine months ended September 30, 2003 compared to $944,000 for the nine months ended September 30, 2002. Non-performing loans decreased $1.2 million to $33.3 million at September 30, 2003, from $34.5 million at December 31, 2002. The allowance for loan losses as a percentage of non-performing loans increased to 250.11% at September 30, 2003, from 242.04% at December 31, 2002, primarily due to the decrease in non-performing loans from December 31, 2002 to September 30, 2003. The allowance for loan losses as a percentage of total loans was 0.68% at September 30, 2003 and 0.69% at December 31, 2002. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended September 30, 2003 increased $8.7 million, to $33.9 million, from $25.2 million for the three months ended September 30, 2002, primarily due to an increase in mortgage banking income, net, partially offset by a decrease in net gain on sales of securities. For the nine months ended September 30, 2003, non-interest income increased $14.8 million, to $91.3 million, from $76.5 million for the nine months ended September 30, 2002, primarily due to an increase in mortgage banking income, net, coupled with an increase in net gain on sales of securities.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $13.6 million to net mortgage banking income of $6.0 million for the three months ended September 30, 2003, from net mortgage banking loss of $7.6 million for the three months ended September 30, 2002 and increased $9.5 million to net mortgage banking income of $6.0 million for the nine months ended September 30, 2003, from net mortgage banking loss of $3.5 million for the nine months ended September 30, 2002. These increases are primarily due to the changes in the valuation allowance adjustments for the impairment of MSR, to recoveries recorded during the three and nine months ended September 30, 2003 compared to provisions recorded during the three and nine months ended September 30, 2002, and increases in net gain on sales of loans, partially offset by decreases in loan servicing fees and increases in amortization of MSR.

We recorded a recovery in the valuation allowance of MSR of $2.9 million for the three months ended September 30, 2003 compared to a provision of $9.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded a recovery of $157,000 in the valuation allowance of MSR compared to a provision of $10.2 million for the nine months ended September 30, 2002. The recovery in the valuation allowance of MSR for the three and nine month periods ended September 30, 2003 is a result of a decrease in projected loan prepayment speeds as of September 30, 2003, compared to the increased projected loan prepayment speeds used in calculating our MSR valuations over the past several quarters as a result of the declining interest rate environment we had experienced during those periods. The decrease in projected loan prepayment speeds as of September 30, 2003 reflects the increase in interest rates from June 30, 2003 to September 30, 2003. Net gain on sales of loans increased $3.2 million to $4.3 million for the three months ended September 30, 2003, from $1.1 million for the three months ended September 30, 2002 and increased $6.3 million to $10.2 million for the nine months ended September 30, 2003, from $3.9 million for the nine months ended September 30, 2002. The increases in net gain on sales of loans were primarily due to more favorable pricing opportunities during the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 and increases in the volume of fixed rate loans originated and sold into the secondary market during these periods. The prevailing interest rate environment during the nine months ended September 30, 2003 has resulted in a significant increase in refinance activity and greater demand for fixed rate loans, the majority of which are not retained for our portfolio. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $1.3 million to $1.8 million for the three months ended September 30, 2003, from $3.1 million for the three months ended September 30, 2002 and decreased $3.3 million to $6.2 million for the nine months ended September 30, 2003, from $9.5 million for the nine months ended September 30, 2002, primarily as a result of a decrease in the balance of loans serviced for others to $1.98 billion at September 30, 2003, from $2.92 billion at September 30, 2002. The decrease in the balance of loans serviced for others was the result of a reduction in that portfolio due to increased repayments in the lower interest rate environment which have exceeded the level of new servicing volume from loan sales. Amortization of MSR increased $344,000 to $3.0 million for the three months ended September 30, 2003, from $2.7 million for the three months ended September 30, 2002 and increased $3.9 million to $10.6 million for the nine months ended September 30, 2003, from $6.7 million for the nine months ended September 30, 2002. The increases in MSR amortization are attributable to the continued high level of mortgage loan repayments experienced during the nine months ended September 30, 2003.

Net gain on sales of securities totaled $4.5 million for the three months ended September 30, 2003 and $14.7 million for the nine months ended September 30, 2003. Net gain on sales of securities totaled $8.5 million for the three and nine months ended September 30, 2002. These gains offset the provision for the valuation allowance of MSR in 2002 and the first half of 2003 and a portion of the negative effect of the reduced net interest margin in 2003.

Income from BOLI decreased $754,000 to $4.9 million for the three months ended September 30, 2003, from $5.7 million for the three months ended September 30, 2002 and decreased $750,000 to $15.2 million for the nine months ended September 30, 2003, from $15.9 million for the nine months ended September 30, 2002. These decreases are primarily attributable to a reduction in the yield on the BOLI investment as a result of the lower interest rate environment.

Non-Interest Expense

Non-interest expense increased $2.8 million to $51.4 million for the three months ended September 30, 2003, from $48.6 million for the three months ended September 30, 2002 and increased $8.2 million to $155.2 million for the nine months ended September 30, 2003, from $147.0 million for the nine months ended September 30, 2002. The increases in non-interest expense were primarily due to increases in occupancy, equipment and systems expense, compensation and benefits expense and advertising. For the nine months ended September 30, 2003 these increases were partially offset by a decrease in other non-interest expense.

Occupancy, equipment and systems expense increased $1.7 million to $15.1 million for the three months ended September 30, 2003, from $13.4 million for the three months ended September 30, 2002 and increased $5.3 million to $44.9 million for the nine months ended September 30, 2003, from $39.6 million for the nine months ended September 30, 2002, due to increases in building and furniture, fixtures and equipment expense, data processing and depreciation, as a result of facilities and systems enhancements over the past year, and increases in rent and utilities expense. Compensation and benefits expense increased $566,000 to $27.2 million for the three months ended September 30, 2003, from $26.6 million for the three months ended September 30, 2002 and increased $4.6 million to $83.6 million for the nine months ended September 30, 2003, from $79.0 million for the nine months ended September 30, 2002. The increases were primarily attributable to increases in pension and other postretirement benefits expense and salary expense, partially offset by a decrease in ESOP expense. The increases in pension expense are primarily related to the decrease in the value of our pension assets which is a result of the decline in the equities markets during 2002. The increase in salary expense is primarily attributable to staff additions and normal performance increases. The decrease in ESOP expense is primarily attributable to a lower average market value of our common stock during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Advertising expense increased $504,000 to $1.5 million for the three months ended September 30, 2003 from $997,000 for the three months ended September 30, 2002 and increased $1.1 million to $4.7 million for the nine months ended September 30, 2003 from $3.6 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, other non-interest expense decreased $2.7 million to $20.6 million from $23.3 million for the nine months ended September 30, 2002 primarily due to the market value adjustments on $300.0 million notional amount of interest rate cap agreements.

Our percentage of general and administrative expense to average assets increased to 0.92% for the three months ended September 30, 2003 and 0.91% for the nine months ended September 30, 2003, compared to 0.89% for the three months ended September 30, 2002 and 0.88% for the nine months ended September 30, 2002 primarily due to the previously discussed increases in general and administrative expense. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 45.29% for the three months ended September 30, 2003 and 41.26% for the nine months ended September 30, 2003, compared to 34.37% for the three months ended September 30, 2002 and 34.19% for the nine months ended September 30, 2002. The increases in the efficiency ratios are primarily attributable to the decreases in net interest income for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002, discussed previously.

Income Tax Expense

For the three months ended September 30, 2003, income tax expense totaled $20.5 million, representing an effective tax rate of 33.0%, compared to $30.2 million, representing an effective tax rate of 32.7%, for the three months ended September 30, 2002. For the nine months ended September 30, 2003, income tax expense totaled $72.1 million, representing an effective tax rate of 32.6%, compared to $93.3 million, representing an effective tax rate of 33.2%, for the nine months ended September 30, 2002.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations, and a strong real estate market have resulted in our maintaining a very low level of non-performing assets in relation to both the size of our loan portfolio and relative to our peers. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to build the strength of our financial condition.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at September 30, 2003 and December 31, 2002. In addition to the non-performing loans, we had $1.3 million of potential problem loans at September 30, 2003 compared to $1.5 million at December 31, 2002. Such loans are 60-89 days delinquent as shown on page 36.

                                                    At September 30,   At December 31,
(Dollars in Thousands)                                    2003               2002
--------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)               $31,840            $31,997
Non-accrual delinquent consumer and other loans             794              1,485
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                              633              1,035
----------------------------------------------------------------------------------
Total non-performing loans                               33,267             34,517
Real estate owned, net (3)                                  572              1,091
----------------------------------------------------------------------------------
Total non-performing assets                             $33,839            $35,608
==================================================================================

Non-performing loans to total loans                        0.27%              0.29%
Non-performing loans to total assets                       0.15               0.16
Non-performing assets to total assets                      0.15               0.16
Allowance for loan losses to non-performing loans        250.11             242.04
Allowance for loan losses to total loans                   0.68               0.69

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

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of September 30, 2003, $7.4 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.7 million for the nine months ended September 30, 2003 and $2.3 million for the year ended December 31, 2002. This compares to actual payments recorded as interest income, with respect to such loans, of $997,000 for the nine months ended September 30, 2003, and $1.6 million for the year ended December 31, 2002.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $3.7 million at September 30, 2003 and $5.0 million at December 31, 2002.

Delinquent Loans

The following table shows a comparison of delinquent loans at September 30, 2003 and December 31, 2002.

                                   At September 30, 2003             At December 31, 2002
                            -----------------------------------------------------------------------
                               60-89 Days      90 Days or More     60-89 Days      90 Days or More
                            -----------------------------------------------------------------------
                            Number            Number             Number            Number
                              of                of                 of                of
(Dollars in Thousands)       Loans   Amount    Loans   Amount     Loans   Amount    Loans   Amount
---------------------------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family           9    $  561     149    $24,942     12     $  417     185    $30,130
   Multi-family                --        --      13      6,771      1        192       6      2,114
   Commercial real estate      --        --       1        760      2        324       1        788
Consumer and other loans       93       744      97        794     85        571     131      1,485
---------------------------------------------------------------------------------------------------
Total delinquent loans        102    $1,305     260    $33,267    100     $1,504     323    $34,517
===================================================================================================

Delinquent loans to total loans        0.01%              0.27%             0.01%              0.29%

Allowance for Loan Losses

The following table sets forth the change in our allowance for loan losses for the nine months ended September 30, 2003.

                                                                  (In Thousands)
                                                                  --------------
Balance at December 31, 2002                                          $83,546
Provision charged to operations                                            --
Charge-offs:
   One-to-four family                                                    (142)
   Consumer and other                                                    (941)
-----------------------------------------------------------------------------
Total charge-offs                                                      (1,083)
-----------------------------------------------------------------------------
Recoveries:
   One-to-four family                                                     103
   Commercial real estate                                                  20
   Consumer and other                                                     619
-----------------------------------------------------------------------------
Total recoveries                                                          742
-----------------------------------------------------------------------------
Net charge-offs                                                          (341)
-----------------------------------------------------------------------------
Balance at September 30, 2003                                         $83,205
=============================================================================

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 38, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $2.29 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $162.0 million classified according to their call dates, of which $101.6 million are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current low interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at September 30, 2003 was 4.85%. This compares to a one-year cumulative gap of 18.15% at December 31, 2002. The decrease in our one-year cumulative gap is primarily attributable to $3.31 billion in borrowings which mature in the first nine months of 2004 which were classified in the more than one year to three years category at December 31, 2002 and are classified in the one year or less category at September 30, 2003.

                                                               At September 30, 2003
                                          ------------------------------------------------------------------
                                                         More than    More than
                                                         One Year     Three Years
                                           One Year          to           to       More than
(Dollars in Thousands)                     or Less      Three Years   Five Years   Five Years       Total
------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                     $ 4,634,254   $2,801,469    $3,085,394   $ 1,330,874   $11,851,991
   Consumer and other loans (1)               387,409       22,513            --            --       409,922
   Federal funds sold and repurchase
      agreements                               71,354           --            --            --        71,354
   Mortgage-backed and other securities
      available-for-sale and FHLB stock     2,134,193      658,763       509,254       413,828     3,716,038
   Mortgage-backed and other securities
      held-to-maturity                      2,734,117    1,128,975       572,710       449,117     4,884,919
------------------------------------------------------------------------------------------------------------
Total interest-earning assets               9,961,327    4,611,720     4,167,358     2,193,819    20,934,224
Net unamortized purchase premiums
   and deferred costs (2)                      47,354       23,197        22,195        10,173       102,919
------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)            10,008,681    4,634,917     4,189,553     2,203,992    21,037,143
------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                    161,866      323,736       323,736     2,131,259     2,940,597
   Money market                             1,116,862       19,948        19,948       149,612     1,306,370
   NOW and demand deposit                      41,126       82,259        82,259     1,274,041     1,479,685
   Certificates of deposit                  2,658,287    2,020,755       716,325        90,868     5,486,235
   Borrowed funds                           4,959,564    1,117,226     2,618,561       378,526     9,073,877
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          8,937,705    3,563,924     3,760,829     4,024,306    20,286,764
------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                    1,070,976    1,070,993       428,724    (1,820,314)  $   750,379
============================================================================================================
Cumulative interest sensitivity gap       $ 1,070,976   $2,141,969    $2,570,693   $   750,379
============================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets           4.85%        9.71%        11.65%         3.40%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                111.98%      117.13%       115.81%       103.70%

(1) Mortgage and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)  Net unamortized purchase premiums and deferred costs are prorated.

(3)  Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2003 would increase by approximately 1.74% from the base projection. At December 31, 2002, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have increased by approximately 1.10% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2003 would decrease by approximately 9.68% from the base projection. At December 31, 2002, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have decreased by approximately 1.09% from the base projection.

During the prevailing interest rate environment of the past two years, which has been characterized by significant declines in market interest rates, we have experienced very high levels of loan and mortgage-backed securities prepayments. These very high levels of prepayments have continued during the nine months ended September 30, 2003. Although we have continued to reprice our interest-bearing liabilities during this time, we have not been able to do so to the same degree as our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, if market interest rates remain at their present levels for a prolonged period of time or decline further, the cash flows from continued high levels of prepayments would be reinvested at lower yields while our cost of funds would decrease at a slower rate, resulting in an adverse impact on our results of operations.

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

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were adequate to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.                    Identification of Exhibit
     -----------                    -------------------------
        31.1       Certifications of Chief Executive Officer.

        31.2       Certifications of Chief Financial Officer.

        32.1 Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

        32.2 Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

     * Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated September 9, 2003, which includes under Item 9 and Item 12 of Form 8-K a press release dated August 28, 2003, which announced our participation in an investor conference on September 9, 2003 sponsored by Lehman Brothers and the text of a written presentation of financial results and trends through the period ended June 30, 2003 delivered to investors at the Lehman Brothers' Financial Services conference on September 9, 2003 and made available to interested investors and analysts during the quarter ended September 30, 2003. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

     2. Report on Form 8-K dated August 29, 2003, which includes under Item 5 of Form 8-K a press release dated August 29, 2003, which announced the redemption of our 12% Noncumulative Perpetual Preferred Stock, Series B on October 1, 2003.

     3. Report on Form 8-K/A dated August 4, 2003, which includes under Item 9 and Item 12 of Form 8-K/A the text of a written presentation of financial results and trends through the period ended June 30, 2003 made available to interested investors and analysts during the quarter ending September 30, 2003. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

     4. Report on Form 8-K dated August 4, 2003, which includes under Item 9 of Form 8-K (including Item 12 disclosures) the text of a written presentation of financial results and trends through the period ended June 30, 2003 made available to interested investors and analysts during the quarter ending September 30, 2003. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

     5. Report on Form 8-K dated July 17, 2003, which includes under Item 9 of Form 8-K (including Item 12 disclosures) a press release dated July 17, 2003 which includes highlights of our financial results for the quarter ended June 30, 2003. This report has been furnished but not filed pursuant to Regulation FD and Regulation G.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Astoria Financial Corporation


Dated: November 10, 2003                  By: /s/ Monte N. Redman
                                              ----------------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

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