Form 10-K
period 2003-12-31
ASTORIA FINANCIAL CORP
filed 2004-03-12
CIK 910322

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to

                          Commission File Number 0-22228

                          ASTORIA FINANCIAL CORPORATION
                         ------------------------------
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

                                 (516) 327-3000
                                 --------------
              (Registrant's telephone number, including area code)

     (Securities registered pursuant to Section 12(b) of the Act):

                                                           Name of each exchange
    Title of each class                                    on which registered
    -------------------                                    ---------------------
  Common Stock, par value                                         New York
 $.01 per share, and related                                   Stock Exchange
preferred share purchase rights

       (Securities registered pursuant to Section 12(g) of the Act): None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_]

--------------------------------------------------------------------------------

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2003, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $2.17 billion. The number of shares of the registrant's Common Stock outstanding as of March 1, 2004 was 78,677,248 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 19, 2004 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2003, are incorporated by reference into Part III.

================================================================================

                          ASTORIA FINANCIAL CORPORATION
                         2003 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I

Item 1.    Business...........................................................2
Item 2.    Properties........................................................29
Item 3.    Legal Proceedings.................................................30
Item 4.    Submission of Matters to a Vote of Security Holders...............30

Part II

Item 5.    Market for Astoria Financial Corporation's Common
              Equity and Related Stockholder Matters.........................30
Item 6.    Selected Financial Data...........................................32
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................34
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........66
Item 8.    Financial Statements and Supplementary Data.......................69
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................69
Item 9A.   Controls and Procedures...........................................69

Part III

Item 10.   Directors and Executive Officers of Astoria Financial
              Corporation....................................................70
Item 11.   Executive Compensation............................................70
Item 12.   Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.................70
Item 13.   Certain Relationships and Related Transactions....................71
Item 14.   Principal Accounting Fees and Services............................71

Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.......................................................71

SIGNATURES...................................................................73

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

Forward-looking statements are based on various assumptions and analyses made by us in light of our management's experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

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

ITEM 1. BUSINESS

General

We are a Delaware corporation organized in 1993 as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association and its consolidated subsidiaries, or Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. In addition to directing, planning and coordinating the business activities of Astoria Federal, we invest primarily in mortgage-backed securities, U.S. Government and federal agency securities and other securities. We have acquired, and may continue to acquire or organize either directly or indirectly through Astoria Federal, other operating subsidiaries and financial institutions. We continue to evaluate merger and acquisition activity as part of our strategic objective for long term growth.

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

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense and income tax expense. Non-interest income includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of compensation and benefits; occupancy, equipment and systems expense; federal deposit insurance premiums; advertising; and other operating expenses. Other non-interest expense consisted of extinguishment of debt in 2002 and, prior to January 1, 2002, amortization of goodwill. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

In addition to Astoria Federal, Astoria Financial Corporation has two other wholly-owned subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust
I. AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. provides insurance products primarily to the customers of Astoria Federal. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, which are prepayable at our option on or after November 1, 2009.

Available Information

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our investor relations website at http://ir.astoriafederal.com. The above reports are available on our website immediately after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Such reports are also available on the SEC's website at www.sec.gov.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of construction and consumer and other loans. At December 31, 2003, our loan portfolio totaled $12.69 billion, or 56.5% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in the New York metropolitan area or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases totaled $7.29 billion, including originations of loans held-for-sale totaling $613.3 million, for the year ended December 31, 2003 and $5.59 billion, including originations of loans held-for-sale totaling $484.3 million, for the year ended December 31, 2002. Our retail loan origination program accounted for $3.14 billion of originations during 2003 and $2.22 billion of originations during 2002. We also have an extensive broker network in nineteen states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois, California, Florida, Michigan, New Hampshire, Rhode Island and Missouri. Our broker loan origination program consists of relationships with mortgage brokers and accounted for $2.61 billion of originations during 2003 and $1.84 billion of originations during 2002. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers in forty-four states and accounted for $1.54 billion of originations during 2003 and $1.53 billion of originations during 2002. See the "Loan Portfolio Composition" table on page 7 and the "Loan Maturity, Repricing and Activity" tables on pages 7 and 8.

One-to-Four Family Mortgage Lending

Our primary lending emphasis is on the origination and purchase of first mortgage loans secured by one-to-four family properties that serve as the primary residence of the owner. To a much lesser degree, we make loans secured by non-owner occupied one-to-four family properties acquired as an investment by the borrower. We also originate a limited number of second mortgage loans which are underwritten according to the same standards as first mortgage loans.

At December 31, 2003, $8.97 billion, or 71.1%, of our total loan portfolio consisted of one-to-four family loans, of which $8.14 billion, or 90.7%, were adjustable rate mortgage, or ARM, loans. Our ARM loan portfolio consists primarily of hybrid ARM loans. We currently offer ARM loans which initially have a fixed rate for one, three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The one, three, five and seven year ARM loans have terms of up to forty years and the ten year ARM loans have terms of up to thirty years. We also offer interest only ARM loans, generally with thirty year terms, which have an initial fixed rate for three, five or seven years and convert into one year interest only ARM loans at the end of the initial fixed rate period. The interest only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.

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

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various governmental agencies or other investors with either servicing retained or released. Generally, the sale of such loans is arranged through a master commitment either on a mandatory delivery or best efforts basis. At December 31, 2003, loans serviced for others totaled $1.90 billion.

One-to-four family loan originations and purchases, including originations of loans held-for-sale, increased $1.04 billion to $5.57 billion in 2003, from $4.53 billion in 2002. This increase was primarily the result of the significant increase in mortgage refinance activity due to the continued decline in interest rates in 2002 and the first half of 2003.

Multi-Family and Commercial Real Estate Lending

While we continue to primarily be a one-to-four family mortgage lender, over the last several years we have increased our emphasis on multi-family and commercial real estate loan originations. As of December 31, 2003, our total loan portfolio contained $2.23 billion, or 17.7%, of multi-family loans and $880.3 million, or 7.0%, of commercial real estate loans. During 2003, we originated $1.65 billion of multi-family, commercial real estate and mixed use loans compared to $1.01 billion in 2002. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.

The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans generally are provided as five to fifteen year term balloon loans amortized over fifteen to thirty years. Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, although, to a much smaller degree, we also originate loans throughout New York state and in New Jersey, Connecticut and Pennsylvania. Additionally, our board of directors has recently authorized us to further expand the areas in which we originate multi-family loans. In making such loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current practice is to require a minimum debt service coverage ratio of 1.20 times for multi-family and commercial real estate loans. Additionally, on multi-familyloans, our current practice is to finance up to 80% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 80% of the appraised value on refinances. On commercial real estate loans, our current practice is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loans on purchases or 75% of the appraised value on refinances.

The majority of the multi-family loans in our portfolio are secured by six- to forty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2003, our single largest multi-family loan had an outstanding balance of $10.0 million and was current and secured by a 275-unit apartment complex located in Staten Island, New York. At December 31, 2003, the average balance of loans in our multi-family portfolio was approximately $700,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2003, our single largest commercial real estate loan had an outstanding principal balance of $8.3 million and was current and secured by a multi-story office building in Mineola, New York. At December 31, 2003, the average balance of loans in our commercial real estate portfolio was approximately $1.1 million.

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

Construction Loans

As of December 31, 2003, $99.0 million, or 0.8%, of our total loan portfolio consisted of construction loans. We offer construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate. Generally, we offer construction loans up to a maximum of $10.0 million. As of December 31, 2003, our average construction loan commitment was approximately $2.7 million and the average balance of loans in our construction loan portfolio was approximately $1.5 million.

Construction lending generally involves additional credit risks to the lender as compared with other types of mortgage lending. These credit risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Construction loans are funded monthly, based on the work completed, and are generally monitored by a professional construction engineer and our commercial real estate lending department. To a lesser extent, qualified bank appraisers and certified home inspectors are utilized to monitor less complex projects.

Consumer and Other Loans

At December 31, 2003, $430.1 million, or 3.4%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. We also offer overdraft protection, lines of credit, commercial loans, passbook loans and student loans. Consumer and other loans, with the exception of home equity and commercial lines of credit, are offered primarily on a fixed rate, short-term basis. The underwriting standards we employ for consumer and other loans include a determination of the borrower's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. Our consumer and other loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than one-to-four family mortgage loans.

Our home equity lines of credit are originated on one-to-four family owner-occupied properties. These lines of credit are generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property. Such lines of credit are underwritten based on our evaluation of the borrower's ability to repay the debt. Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly.

Included in consumer and other loans were $21.9 million of commercial business loans at December 31, 2003. These loans are underwritten based upon the earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

Except for loans in excess of $15.0 million or when the overall lending relationship exceeds $60.0 million, mortgage loan approval authority has been delegated by the Board of Directors to our underwriters and Loan Committee, which consists of certain members of executive management and other Astoria Federal officers.

For mortgage loans secured by one-to-four family properties, upon receipt of a completed application from a prospective borrower, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information. For mortgage loans secured by multi-family properties and commercial real estate, we obtain financial information concerning the operation of the property. Personal guarantees are generally not obtained with respect to such loans. An appraisal of the real estate used as collateral for mortgage loans is also obtained as part of the underwriting process. All appraisals are performed by licensed or certified appraisers, the majority of which are licensed independent third party appraisers. We have an internal appraisal review process to monitor third party appraisals. The Board of Directors annually reviews and approves our appraisal policy.

Loan Portfolio Composition

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                 At December 31,
                                    ---------------------------------------------------------------------
                                             2003                    2002                    2001
                                    ---------------------------------------------------------------------
                                                  Percent                 Percent                 Percent
                                                    of                      of                      of
(Dollars in Thousands)                 Amount      Total       Amount      Total       Amount      Total
---------------------------------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $ 8,971,048    71.13%   $ 9,209,360    76.86%   $10,105,063    83.59%
   Multi-family                       2,230,414    17.69      1,599,985    13.35      1,094,312     9.05
   Commercial real estate               880,296     6.98        744,623     6.21        598,334     4.95
   Construction                          99,046     0.79         56,475     0.47         50,739     0.42
---------------------------------------------------------------------------------------------------------

Total mortgage loans                 12,180,804    96.59     11,610,443    96.89     11,848,448    98.01
---------------------------------------------------------------------------------------------------------

Consumer and other loans (gross):
   Home equity                          386,846     3.07        323,494     2.70        189,259     1.57
   Commercial                            21,937     0.17         22,569     0.19         18,124     0.15
   Lines of Credit, Overdraft            12,963     0.10         15,475     0.13         18,046     0.15
   Passbook                               6,995     0.06          7,502     0.06          9,012     0.07
   Other                                  1,405     0.01          3,598     0.03          5,753     0.05
---------------------------------------------------------------------------------------------------------

Total consumer and other loans          430,146     3.41        372,638     3.11        240,194     1.99
---------------------------------------------------------------------------------------------------------

Total loans (gross)                  12,610,950   100.00%    11,983,081   100.00%    12,088,642   100.00%

Net unamortized premiums
   and deferred loan costs               76,037                  76,280                  78,619
---------------------------------------------------------------------------------------------------------

Total loans                          12,686,987              12,059,361              12,167,261

Allowance for loan losses               (83,121)                (83,546)                (82,285)
---------------------------------------------------------------------------------------------------------

Total loans, net                    $12,603,866             $11,975,815             $12,084,976
=========================================================================================================

                                                    At December 31,
                                    ---------------------------------------------
                                             2000                    1999
                                    ---------------------------------------------
                                                  Percent                 Percent
                                                    of                      of
(Dollars in Thousands)                 Amount      Total       Amount      Total
---------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $ 9,850,390    86.79%   $ 9,006,894    88.07%
   Multi-family                         801,917     7.07        615,438     6.02
   Commercial real estate               480,211     4.23        398,198     3.89
   Construction                          34,599     0.30         34,837     0.34
---------------------------------------------------------------------------------

Total mortgage loans                 11,167,117    98.39     10,055,367    98.32
---------------------------------------------------------------------------------

Consumer and other loans (gross):
   Home equity                          133,748     1.18        116,726     1.14
   Commercial                             8,822     0.08          4,531     0.04
   Lines of Credit, Overdraft            20,603     0.18         23,186     0.23
   Passbook                               8,710     0.08          7,481     0.07
   Other                                 10,673     0.09         20,200     0.20
---------------------------------------------------------------------------------

Total consumer and other loans          182,556     1.61        172,124     1.68
---------------------------------------------------------------------------------

Total loans (gross)                  11,349,673   100.00%    10,227,491   100.00%

Net unamortized premiums
   and deferred loan costs               72,622                  58,803
---------------------------------------------------------------------------------

Total loans                          11,422,295              10,286,294

Allowance for loan losses               (79,931)                (76,578)
---------------------------------------------------------------------------------

Total loans, net                    $11,342,364             $10,209,716
=================================================================================

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2003 and does not reflect the effect of prepayments or scheduled principal amortization.

                                                         At December 31, 2003
                            -----------------------------------------------------------------------------
                              One-to                                               Consumer
                              -Four        Multi-     Commercial                      and     Total Loans
(In Thousands)                Family       Family     Real Estate   Construction     Other     Receivable
---------------------------------------------------------------------------------------------------------
Amount due:
   Within one year          $    5,784   $    1,548     $  3,978       $61,794     $ 18,072   $    91,176

   After one year:
      One to three years        11,947        4,364        5,310        32,112       17,587        71,320
      Three to five years       43,211       30,643       27,347            --        9,727       110,928
      Five to ten years        458,812      867,403      429,150         5,140       11,969     1,772,474
      Ten to twenty years      549,836    1,039,538      399,337            --       26,469     2,015,180
      Over twenty years      7,901,458      286,918       15,174            --      346,322     8,549,872
---------------------------------------------------------------------------------------------------------
Total due after one year     8,965,264    2,228,866      876,318        37,252      412,074    12,519,774
---------------------------------------------------------------------------------------------------------

Total amount due            $8,971,048   $2,230,414     $880,296       $99,046     $430,146    12,610,950

Net unamortized premiums and deferred loan costs                                                   76,037
Allowance for loan losses                                                                         (83,121)
---------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                         $12,603,866
=========================================================================================================

The following table sets forth at December 31, 2003, the dollar amount of our loans receivable contractually maturing after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates. Our hybrid ARM loans are classified as adjustable rate loans.

                                             Maturing After December 31, 2004
                                          --------------------------------------
(In Thousands)                               Fixed      Adjustable      Total
--------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family                     $  825,292   $ 8,139,972   $ 8,965,264
   Multi-family                              420,727     1,808,139     2,228,866
   Commercial real estate                    134,752       741,566       876,318
   Construction                                   --        37,252        37,252
Consumer and other loans                      20,470       391,604       412,074
--------------------------------------------------------------------------------
Total                                     $1,401,241   $11,118,533   $12,519,774
================================================================================

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

                                                   For the Year Ended December 31,
                                               ---------------------------------------
(In Thousands)                                     2003          2002          2001
--------------------------------------------------------------------------------------
Mortgage loans (gross) (1):
   At beginning of year                        $11,671,567   $11,889,940   $11,180,662
      Mortgage loans originated:
         One-to-four family                      4,036,573     2,992,746     2,510,227
         Multi-family                            1,231,944       750,196       413,518
         Commercial real estate                    418,107       259,986       178,246
         Construction                               64,300        50,942        29,187
--------------------------------------------------------------------------------------
      Total mortgage loans originated            5,750,924     4,053,870     3,131,178
--------------------------------------------------------------------------------------
      Purchases of mortgage loans (2)            1,536,139     1,534,999     1,427,099
      Sales of mortgage loans                     (645,908)     (463,984)     (379,929)
      Transfer of loans to real estate owned        (2,028)       (1,900)       (5,420)
      Principal repayments                      (6,108,400)   (5,341,016)   (3,462,677)
      Net loans charged off                            (63)         (342)         (973)
--------------------------------------------------------------------------------------
   At end of year                              $12,202,231   $11,671,567   $11,889,940
======================================================================================

Consumer and other loans (gross) (3):
   At beginning of year                        $   374,183   $   242,092   $   184,710
      Consumer and other loans originated          286,238       279,905       178,682
      Sales of consumer and other loans             (3,154)       (3,518)       (4,061)
      Principal repayments                        (225,113)     (143,592)     (115,685)
      Net loans charged off                           (362)         (704)       (1,554)
--------------------------------------------------------------------------------------
   At end of year                              $   431,792   $   374,183   $   242,092
======================================================================================

(1) Includes loans classified as held-for-sale totaling $21.4 million, $61.2 million and $41.5 million at December 31, 2003, 2002 and 2001, respectively.

(2) Purchases of mortgage loans represent third party loan originations and are predominantly secured by one-to-four family properties.

(3) Includes loans classified as held-for-sale totaling $1.6 million, $1.5 million and $1.9 million at December 31, 2003, 2002 and 2001, respectively.

Asset Quality

General

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations and a strong real estate market have resulted in our maintaining a very low level of non-performing assets in relation to both the size of our loan portfolio and relative to our peers. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to strengthen our financial condition.

The underlying credit quality of our loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower's ability to pay typically is dependent, in the case of one-to-four family mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets may also impact a borrower's ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets

Non-performing assets include non-accrual loans, loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets decreased to $31.3 million at December 31, 2003, from $35.6 million at December 31, 2002. Non-performing loans, the most significant component of non-performing assets, decreased $4.8 million to $29.7 million at December 31, 2003, from $34.5 million at December 31, 2002. The ratio of non-performing loans to total loans decreased to 0.23% at December 31, 2003, from 0.29% at December 31, 2002. Our ratio of non-performing assets to total assets was 0.14% at December 31, 2003, compared to 0.16% at December 31, 2002. The allowance for loan losses as a percentage of total non-performing loans was 280.10% at December 31, 2003, compared to 242.04% at December 31, 2002. For a further discussion of the allowance for loan losses and non-performing assets and loans, see Item 7, "Management's Discussion and Analysis," or "MD&A."

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in most instances the borrower has only missed two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on loans delinquent 90 days or more as to their maturity date, but not their interest due. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest. Such loans consist primarily of one-to-four family mortgage loans and totaled $563,000 at December 31, 2003 and $1.0 million at December 31, 2002.

Real Estate Owned

The net carrying value of our REO totaled $1.6 million at December 31, 2003 and consisted of one-to-four family properties. The REO balance increased $544,000, from $1.1 million at December 31, 2002. REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs. See the table on page 62 for further detail on our REO.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our classified assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as special mention, substandard, doubtful or loss. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified. See the table on page 62 for additional information on our classified assets.

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

Impaired Loans

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established when the fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Our impaired loans at December 31, 2003, net of their related allowance for loan losses of $1.4 million, totaled $10.2 million. Interest income recognized on impaired loans amounted to $597,000 for the year ended December 31, 2003. For further detail on our impaired loans, see Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see "Critical Accounting Policies" in Item 7, "MD&A."

In addition to the requirements of accounting principles generally accepted in the United States of America, or GAAP, related to loss contingencies, a federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making the initial determinations. In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2003, our portfolio of mortgage-backed and other securities totaled $8.45 billion, or 37.6% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. At December 31, 2003, our mortgage-backed securities totaled $8.24 billion, or 97.6% of total securities, of which $8.06 billion, or 95.5% of total securities, were REMIC and CMO mortgage-backed securities, substantially all of which had fixed rates. During the year ended December 31, 2003, we purchased $9.30 billion of REMIC and CMO mortgage-backed securities as a result of our redeployment of our cash flows in excess of our mortgage and other loan fundings. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available. Of the REMIC and CMO mortgage-backed securities portfolio, $7.19 billion, or 89.1%, are insured or guaranteed, either directly or indirectly, by Fannie Mae, or FNMA, the Federal Home Loan Mortgage Corporation, or FHLMC, or the Government National Mortgage Association, or GNMA, as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. In addition to our REMIC and CMO mortgage-backed securities, at December 31, 2003, we had $181.1 million or 2.1% of total securities, in mortgage-backed pass-through certificates insured or guaranteed by either FNMA, FHLMC or GNMA.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-backed securities are more liquid than individual mortgage loans and more easily used to collateralize our borrowings. In general, our mortgage-backed securities are weighted at no more than 20% for

OTS risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized one-to-four family mortgage loans. While mortgage-backed securities carry a reduced credit risk as compared to whole loans, they, along with whole loans, remain subject to the risk of a fluctuating interest rate environment. Changes in interest rates affect both the prepayment rate and estimated fair value of mortgage-backed securities and mortgage loans.

The other securities portfolio totaled $203.7 million, or 2.4% of total securities, and consisted of FNMA and FHLMC preferred stock, obligations of the U.S. Government and agencies, obligations of states and political subdivisions and corporate debt and other securities. Included in the other securities portfolio are various securities, which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. As of December 31, 2003, the amortized cost of such callable securities totaled $161.9 million. Securities called during the year ended December 31, 2003 totaled $198.1 million.

At December 31, 2003, our securities available-for-sale totaled $2.65 billion and our securities held-to-maturity totaled $5.79 billion. For a further discussion of our securities portfolio, see the tables on pages 13 and 14, Item 7, "MD&A" and Note 1 and Note 3 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System."

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

                                                                       At December 31,
                                             ---------------------------------------------------------------------
                                                     2003                    2002                     2001
                                             ---------------------------------------------------------------------
                                                           Percent                 Percent                 Percent
(Dollars in Thousands)                         Amount     of Total    Amount      of Total     Amount     of Total
------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $  166,724      6.28%   $  249,459      8.93%   $  462,748     13.04%
      REMICs and CMOs:
         Agency issuance (1)                  2,227,851     83.90       616,552     22.08     1,402,093     39.50
         Non-agency issuance                    103,740      3.91     1,587,622     56.86     1,150,122     32.41
   Obligations of the U.S. Government
      and agencies                                1,767      0.07       133,448      4.78       359,561     10.13
   FNMA and FHLMC preferred stock               131,361      4.95       136,682      4.89       111,276      3.14
   Corporate debt and other securities           23,549      0.89        68,818      2.46        63,383      1.78
------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale          $2,654,992    100.00%   $2,792,581    100.00%   $3,549,183    100.00%
==================================================================================================================

Securities held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $   14,345      0.25%   $   24,534      0.49%   $   36,620      0.82%
      REMICs and CMOs:
         Agency issuance (1)                  4,958,633     85.60     3,595,244     71.31     2,979,357     66.74
         Non-agency issuance                    772,728     13.34     1,306,113     25.91     1,043,110     23.37
   Obligations of the U.S. Government
      and agencies                                   --        --        65,776      1.30       362,034      8.11
   Obligations of states and
      political subdivisions                     37,038      0.64        39,611      0.79        42,807      0.96
   Corporate debt securities                      9,983      0.17         9,979      0.20            --        --
------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity            $5,792,727    100.00%   $5,041,257    100.00%   $4,463,928    100.00%
==================================================================================================================

(1) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

During the quarter ended June 30, 2001, we transferred agency REMIC and CMO securities with an amortized cost of $2.90 billion and a fair value of $2.88 billion from available-for-sale to held-to-maturity. The net unrealized loss, which was being amortized over the life of the securities transferred, was $22.6 million at the date of the transfer and was included, net of taxes, in accumulated other comprehensive income. The balance of the net unrealized loss was fully amortized as of December 31, 2003 and totaled $1.3 million at December 31, 2002 and $15.7 million at December 31, 2001.

The table below sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our federal funds sold and repurchase agreements, FHLB-NY stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31, 2003.

                                                 Within                 One to                Five to
                                                One Year              Five Years             Ten Years
                                          --------------------   --------------------   --------------------
                                                      Weighted               Weighted               Weighted
                                          Amortized    Average   Amortized    Average   Amortized    Average
(Dollars in Thousands)                      Cost        Yield       Cost       Yield       Cost       Yield
------------------------------------------------------------------------------------------------------------
Federal funds sold and
   repurchase agreements                   $65,926      0.96%     $    --        --%      $   --        --%
===========================================================================================================

FHLB-NY stock (1)(2)                       $    --        --%     $    --        --%      $   --        --%
===========================================================================================================

Mortgage-backed and other
   securities available-for-sale:
   Agency pass-through certificates (3)    $    --        --%     $ 1,409      5.87%      $4,532      7.73%
   REMICs and CMOs:
      Agency issuance (3)                       --        --          173      6.55           --        --
      Non-agency issuance                       --        --            4      8.00          585      6.40
   Obligations of the U.S.
      Government and agencies                  500      3.21          738      4.04          500      3.00
   FNMA and FHLMC preferred stock (1)           --        --           --        --           --        --
   Corporate debt and other securities          --        --        1,000      6.80           --        --
-----------------------------------------------------------------------------------------------------------

Total securities available-for-sale        $   500      3.21%     $ 3,324      5.78%      $5,617      7.17%
===========================================================================================================

Mortgage-backed and other
   securities held-to-maturity:
   Agency pass-through certificates (3)    $     1      7.76%     $ 2,171      7.98%      $4,839      7.06%
   REMICs and CMOs:
      Agency issuance (3)                       --        --           --        --          275     10.07
      Non-agency issuance                       --        --           --        --           --        --
   Obligations of states and
      political subdivisions                    --        --           --        --          754      6.50
   Corporate debt securities                    --        --        9,983      5.80           --        --
-----------------------------------------------------------------------------------------------------------

Total securities held-to-maturity          $     1      7.76%     $12,154      6.19%      $5,868      7.13%
===========================================================================================================

                                                   Over
                                                Ten Years                  Total Securities
                                          ---------------------   ----------------------------------
                                                       Weighted                 Estimated   Weighted
                                           Amortized    Average    Amortized      Fair       Average
(Dollars in Thousands)                       Cost        Yield       Cost         Value       Yield
----------------------------------------------------------------------------------------------------
Federal funds sold and
   repurchase agreements                  $       --        --%   $   65,926   $   65,926     0.96%
===================================================================================================

FHLB-NY stock (1)(2)                      $  213,450      1.45%   $  213,450   $  213,450     1.45%
===================================================================================================

Mortgage-backed and other
   securities available-for-sale:
   Agency pass-through certificates (3)   $  155,258      4.49%   $  161,199   $  166,724     4.59%
   REMICs and CMOs:
      Agency issuance (3)                  2,297,711      3.92     2,297,884    2,227,851     3.92
      Non-agency issuance                    109,080      3.40       109,669      103,740     3.42
   Obligations of the U.S.
      Government and agencies                     --        --         1,738        1,767     3.50
   FNMA and FHLMC preferred stock (1)        140,015      5.03       140,015      131,361     5.03
   Corporate debt and other securities        20,991      7.92        21,991       23,549     7.87
---------------------------------------------------------------------------------------------------

Total securities available-for-sale       $2,723,055      4.02%   $2,732,496   $2,654,992     4.03%
===================================================================================================

Mortgage-backed and other
   securities held-to-maturity:
   Agency pass-through certificates (3)   $    7,334      8.20%   $   14,345   $   15,329     7.78%
   REMICs and CMOs:
      Agency issuance (3)                  4,958,358      4.36     4,958,633    4,974,316     4.36
      Non-agency issuance                    772,728      4.29       772,728      772,021     4.29
   Obligations of states and
      political subdivisions                  36,284      6.70        37,038       37,038     6.70
   Corporate debt securities                      --        --         9,983       10,413     5.80
---------------------------------------------------------------------------------------------------

Total securities held-to-maturity         $5,774,704      4.37%   $5,792,727   $5,809,117     4.38%
===================================================================================================

(1) As equity securities have no maturities, they are classified in the over ten years category.

(2)  The carrying amount of FHLB-NY stock equals cost.

(3) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on our sales and marketing efforts, including our PEAK Process, new products, quality service, competitive rates and long-standing customer relationships to attract and retain these deposits. Brokered deposits are used occasionally to supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 2003, our deposits totaled $11.19 billion. Of the total deposit balance, $1.45 billion, or 13.0%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2003.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. Although we have experienced continued intense competition for deposits, particularly money market and checking accounts, we have not increased the rates we offer on these types of accounts as we do not consider it a cost effective strategy in the current low interest rate environment. Nevertheless, we have maintained a strong level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 50.8% of total deposits at December 31, 2003 and 53.4% of total deposits at December 31, 2002.

For a further discussion of our deposits, see the tables below and on page 16,
Item 7, "MD&A" and Note 7 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

The following table presents our deposit activity for the years indicated.

                                            For the Year Ended December 31,
                                        ----------------------------------------
(Dollars in Thousands)                      2003          2002          2001
--------------------------------------------------------------------------------
Opening balance                         $11,067,196   $10,903,693   $10,071,687
Net (withdrawals) deposits                 (105,853)     (124,497)      432,017
Interest credited                           225,251       288,000       399,989
--------------------------------------------------------------------------------
Ending balance                          $11,186,594   $11,067,196   $10,903,693
================================================================================

Net increase                            $   119,398   $   163,503   $   832,006
================================================================================
Percentage increase                            1.08%         1.50%         8.26%
================================================================================

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2003.

(In Thousands)                  Amount
----------------------------------------
Within three months           $  225,230
Three to six months              116,667
Six to twelve months             164,222
Over twelve months               556,160
----------------------------------------
Total                         $1,062,279
========================================

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

                                                                For the Year Ended December 31,
                              -------------------------------------------------------------------------------------------------
                                           2003                             2002                             2001
                              -------------------------------------------------------------------------------------------------
                                                     Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                Average     Percent   Nominal    Average     Percent   Nominal    Average     Percent   Nominal
(Dollars in Thousands)          Balance    of Total    Rate      Balance    of Total    Rate      Balance    of Total    Rate
-------------------------------------------------------------------------------------------------------------------------------
Savings                       $ 2,907,541    25.96%    0.45%   $ 2,754,000    24.80%    1.05%   $ 2,495,532    23.70%    1.83%
Money market                    1,403,363    12.53     0.71      1,876,107    16.90     1.72      1,734,232    16.47     3.71
NOW                               851,723     7.60     0.18        732,905     6.60     0.43        599,919     5.70     0.85
Non-interest bearing NOW
   and demand deposit             618,082     5.52       --        536,961     4.84       --        475,605     4.52       --
-------------------------------------------------------------------------------------------------------------------------------
Total                           5,780,709    51.61     0.43      5,899,973    53.14     1.09      5,305,288    50.39     2.17
-------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit (1):
   Within one year              1,424,825    12.72     1.55      1,493,726    13.45     2.31      1,698,436    16.13     4.23
   One to three years           1,688,220    15.07     3.51      1,790,529    16.12     4.48      1,769,563    16.81     5.61
   Three to five years          2,071,864    18.51     5.22      1,658,333    14.94     5.67      1,410,231    13.39     6.08
   Over five years                 86,749     0.77     4.95         79,177     0.71     5.53         94,409     0.90     6.61
   Jumbo                          148,067     1.32     1.74        181,845     1.64     2.75        250,524     2.38     5.01
-------------------------------------------------------------------------------------------------------------------------------
Total                           5,419,725    48.39     3.62      5,203,610    46.86     4.19      5,223,163    49.61     5.28
-------------------------------------------------------------------------------------------------------------------------------
Total deposits                $11,200,434   100.00%    1.97%   $11,103,583   100.00%    2.54%   $10,528,451   100.00%    3.71%
===============================================================================================================================

(1)  Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2003 and the balances of our certificates of deposit outstanding at December 31, 2003, 2002 and 2001.

                                Period to maturity from December 31, 2003                   At December 31,
                           ---------------------------------------------------   ------------------------------------
                             Within     One to two   Two to three   Over three
(In Thousands)              one year      years          years         years        2003         2002         2001
------------------------------------------------------------------------------   ------------------------------------
Certificates of deposit:
   1.99% or less           $1,300,602    $128,521      $ 17,014      $     --    $1,446,137   $  919,465   $  516,841
   2.00% to 2.99%             373,621     249,806       161,222        12,857       797,506    1,003,774      329,506
   3.00% to 3.99%             490,179      16,135       357,825       403,978     1,268,117      625,858      493,062
   4.00% to 4.99%             218,371      86,469       160,363       146,772       611,975      775,861    1,037,154
   5.00% to 5.99%              89,624         928       231,500       356,504       678,556      955,627      947,565
   6.00% and over             238,039     416,716        44,051           301       699,107      872,453    1,836,170
---------------------------------------------------------------------------------------------------------------------
Total                      $2,710,436    $898,575      $971,975      $920,412    $5,501,398   $5,153,038   $5,160,298
=====================================================================================================================

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our interest rate risk management strategy. We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our statement of financial condition. At December 31, 2003, borrowings totaled $9.63 billion.

In addition, at December 31, 2003, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are generally priced at the federal funds rate plus 10.0 basis points and reprice daily.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At December 31, 2003, we had $2.59 billion of borrowings which are callable within one year and at various times thereafter and have contractual maturities of up to five years.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2003, 2002 and 2001, see Item 7, "MD&A" and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Non-interest Revenue

We have continued to focus on building sources of non-interest revenue, including expanding our checking account base to generate additional fees and growing our mutual fund, deferred annuities and insurance sales. Our mutual fund, deferred annuities and insurance sales occur through our wholly-owned subsidiaries. See "Subsidiary Activities."

Market Area and Competition

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines, or ATMs, and telephone and internet banking capabilities. We consider our strong retail banking network, together with our reputation for financial strength and customer service, as our major strengths in attracting and retaining customers in our market areas.

Astoria Federal's deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. Astoria Federal ranked third in deposit market share, with an 8.3% market share, in the Long Island market, which includes the counties of Queens, Brooklyn, Nassau and Suffolk, based on the Federal Deposit Insurance Corporation, or FDIC, "Summary of Deposits - Market Share Report" dated June 30, 2003.

Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area, through an extensive broker network in nineteen states and through a third party loan origination program in forty-four states. Our broker and third party loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, they provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2003, $6.49 billion, or 53.3%, of our total mortgage loan portfolio was secured by properties located in 46 states other than New York. Excluding New York, we have a concentration of mortgage lending of greater than 5.0% in four states: Connecticut, which comprises 10.0% of our total mortgage loan portfolio; New Jersey, which comprises 9.9% of our total mortgage loan portfolio; Illinois, which comprises 6.0% of our total mortgage loan portfolio; and Massachusetts, which comprises 5.7% of our total mortgage loan portfolio.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Additionally over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market. All are our competitors to varying degrees. Our competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. We also have experienced continued intense competition for deposits, particularly money market and checking accounts, from certain local competitors, as well as recent entrants into the local market, who have offered these accounts at well above market rates. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face intense competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

During 2003, the nation continued its recovery from the recession. The national and local real estate markets have remained strong and continue to support new and existing home sales. While the recovering economy and strength of the real estate markets has helped us maintain our strong credit quality and purchase mortgage activity, the continued decline in interest rates during the first half of 2003 resulted in an extraordinary increase in refinance and prepayment activity during most of 2003. As a result, we, along with other mortgage originators and investors, were faced with the increased challenge of redeployment of funds in a lower interest rate environment. The rise in interest rates during the second half of 2003 has resulted in a decrease in refinance activity and cash flows. Interest rates, however, remain at historical lows. To date, other than the additional challenges resulting from the low interest rate environment, our banking and lending operations have not been negatively affected by the national and local economies. However, we cannot guarantee that our operations will not be affected in the future should current economic conditions worsen.

Subsidiary Activities

We have three direct wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc., which are reported on a consolidated basis at December 31, 2003.

Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million of Capital Securities. Effective January 1, 2004, we adopted revised Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46(R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which requires us to deconsolidate Astoria Capital Trust I for financial reporting purposes. The impact of this deconsolidation is immaterial to our financial condition and results of operations. See Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of the Capital Securities and the deconsolidation of Astoria Capital Trust I upon adoption of FIN 46(R) effective January 1, 2004.

AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. provides insurance products primarily to the customers of Astoria Federal.

At December 31, 2003, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis:

AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities and a variety of mutual funds through its licensed agents and stock brokerage services through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $9.3 million for the year ended December 31, 2003, which represented 7.7% of non-interest income.

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

Star Preferred Holding Corporation, or Star Preferred, was incorporated in the State of New Jersey in November 1999, to function as a holding company for Astoria Preferred Funding Corporation, or APFC, which qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended. APFC mortgage loans totaled $5.47 billion at December 31, 2003.

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

Astoria Federal has five additional subsidiaries, one of which is a single purpose entity that has an interest in a real estate investment, which is not material to our financial condition; one of which had an interest in a real estate investment which was sold in December 2003; and two of which have no assets or operations but may be used to acquire interests in real estate in the future. The fifth such subsidiary serves as a holding company for one of the other four.

Astoria Federal has two additional subsidiaries which are inactive, one of which Astoria Federal intends to dissolve.

Personnel

As of December 31, 2003, we had 1,824 full-time employees and 294 part-time employees, or 1,971 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General

Astoria Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the OTS. Astoria Federal is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund, or SAIF, except for those deposits acquired from The Greater New York Savings Bank, which are insured by the FDIC under the Bank Insurance Fund, or BIF. We and Astoria Federal must file reports with the OTS concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OTS periodically performs safety and soundness examinations of Astoria Federal and us and tests our compliance with various regulatory requirements. The FDIC reserves the right to do so as well. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the

OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establish a comprehensive framework to regulate and control the activities in which we can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, FDIC or Congress, could have a material adverse impact on Astoria Federal and us and our respective operations.

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

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core capital) ratio and an 8% total risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal's risk profile. At December 31, 2003, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 7.37%, leverage capital ratio of 7.37% and total risk-based capital ratio of 15.39%.

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk, or IRR, concentration of risk and the risks of non-traditional activities. The OTS regulations do not include a specific IRR component of the risk-based capital requirement. However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, hypothetically represents the value of an institution's net worth. The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area. The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis. The OTS has not imposed any such requirements on Astoria Federal.

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2003, Astoria Federal was considered "well capitalized" by the OTS.

Insurance of Deposit Accounts

Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's deposit insurance assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied, ranging from 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 2003 for the assessment for the FICO payments was $1.9 million.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2003, Astoria Federal's largest aggregate amount of loans to one borrower totaled $57.8 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender, or QTL, Test

The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2003, Astoria Federal maintained in excess of 93% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ended December 31, 2003. Therefore, Astoria Federal qualified under the QTL test.

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

Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal. Astoria Federal may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified Astoria Federal that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as Astoria Federal is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDIA).

Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In addition, Astoria Federal may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the amounts required for the liquidation accounts which were established as a result of Astoria Federal's conversion from mutual to stock form of ownership and the acquisitions of Fidelity New York, FSB, The Greater New York Savings Bank and Long Island Bancorp, Inc. For further discussion on the liquidation accounts, see Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Liquidity

Astoria Federal maintains sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. For the year ended December 31, 2003, we paid $2.8 million in assessments.

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

Community Reinvestment

Under the Community Reinvestment Act, or CRA, as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its designated assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as "outstanding" over its last four CRA examinations. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

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

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. Regulation W made various changes to certain interpretations regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

The OTS issued a final rule, effective as of October 6, 2003, which conforms the OTS's regulations on transactions with affiliates to Regulation W. In addition, the rule implements additional restrictions imposed on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The final rule also includes certain specific exemptions from these prohibitions. The FRB and the OTS expect each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the final OTS rule. We do not expect that the changes made by Regulation W and the final OTS rule will have a material adverse effect on our business.

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

Anti-Money Laundering and Customer Identification

Astoria Federal is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

     o    Establishment of anti-money laundering programs.

     o Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

     o Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

     o Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

The OTS adopted interim final rules implementing the USA PATRIOT Act in 2002 and adopted final rules implementing the customer identification requirements on May 9, 2003. The final rule became effective June 9, 2003, however, financial institutions had until October 1, 2003 to come into compliance with such final rule. Compliance with the regulations adopted under the USA PATRIOT Act did not have a material adverse impact on our financial condition or results of operations.

Federal Home Loan Bank System

Astoria Federal is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is currently required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its outstanding borrowings from the FHLB-NY, whichever is greater. Astoria Federal was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2003, of $213.5 million. Dividends from the FHLB-NY to Astoria Federal amounted to $10.6 million for the year ended December 31, 2003, $10.7 million for the year ended December 31, 2002 and $17.5 million for the year ended December 31, 2001. The FHLB-NY did not pay a quarterly dividend to stockholders in October 2003, but did pay a quarterly dividend to stockholders in January 2004.

Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by Gramm-Leach, the FHLB-NY has adopted a capital plan that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (1) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (2) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY. The FHLB-NY, however, has postponed the implementation of the new capital plan, and the new implementation date has not yet been determined.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $6.6 million and $45.4 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Astoria Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Tax Bad Debt Reserves

Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loss experience, and the "reserve method" is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 were recaptured over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For a further discussion of bad debt reserves see "Distributions."

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

State and Local Taxation

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.5%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State franchise tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal's subsidiaries. Certain subsidiaries of a banking corporation may be subject to a general business corporation tax in lieu of the tax on banking corporations. The rules regarding the determination of income allocated to New York and alternative minimum taxes differ for these subsidiaries.

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

ITEM 2. PROPERTIES

At December 31, 2003 we operated 86 full-service banking offices, of which 50 were owned and 36 were leased. At December 31, 2003, we owned our principal executive office and the office for our mortgage operations, both located in Lake Success, New York. We believe such facilities are suitable and adequate for our operational needs.

For further information regarding our lease obligations, see Item 7, "MD&A" and
Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

At December 31, 2003, we leased our previous mortgage operating facility in Mineola, New York which we no longer occupy. At December 31, 2003 this facility was fully sublet.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we are routinely made defendant in or a party to a number of pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us. In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse affect on our financial condition, results of operations or liquidity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2003 to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On May 17, 2002, our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol "AF." Previously, our common stock traded on The Nasdaq Stock Market, or Nasdaq, under the symbol "ASFC." The table below shows the reported high and low sale prices reported on the NYSE for our common stock during the periods indicated in 2003 and the high and low sale prices reported on the NYSE or the high and low closing prices reported on Nasdaq, as applicable, for our common stock during the periods indicated in 2002.

                             2003               2002
                       --------------------------------------
                        High      Low     High        Low
-------------------------------------------------------------
First Quarter          $28.30   $23.23   $31.02(1)  $26.34(1)
Second Quarter          29.18    23.27    35.17(2)   28.85(1)
Third Quarter           34.16    27.00    34.45(2)   23.66(2)
Fourth Quarter          38.53    30.88    27.75(2)   21.60(2)

(1)  Closing price as reported on Nasdaq

(2)  Sale price as reported on the NYSE

As of March 1, 2004, we had approximately 3,830 shareholders of record. As of December 31, 2003, there were 78,670,254 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2003 and 2002.

                            2003    2002
----------------------------------------
First Quarter              $0.20   $0.17
Second Quarter              0.22    0.20
Third Quarter               0.22    0.20
Fourth Quarter              0.22    0.20

On January 21, 2004, our Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on March 1, 2004, to common stockholders of record as of the close of business on February 17, 2004. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

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

                                                                           At December 31,
                                                 -------------------------------------------------------------------
(In Thousands)                                       2003          2002          2001          2000           1999
--------------------------------------------------------------------------------------------------------------------
Selected Financial Data:
Total assets                                     $22,457,665   $21,697,829   $22,667,706   $22,336,802   $22,696,536
Federal funds sold and repurchase agreements          65,926       510,252     1,309,164       171,525       335,653
Mortgage-backed and other securities
   available-for-sale                              2,654,992     2,792,581     3,549,183     7,703,222     8,862,749
Mortgage-backed and other securities
   held-to-maturity                                5,792,727     5,041,257     4,463,928     1,712,191     1,899,957
Loans held-for-sale, net                              23,023        62,669        43,390        15,699        14,156
Loans receivable, net                             12,603,866    11,975,815    12,084,976    11,342,364    10,209,716
Mortgage servicing rights, net                        17,952        20,411        35,295        40,962        48,369
Deposits                                          11,186,594    11,067,196    10,903,693    10,071,687     9,554,534
Borrowed funds, net                                9,628,171     8,821,180     9,821,795    10,320,350    11,524,349
Stockholders' equity                               1,396,531     1,553,998     1,542,586     1,513,163     1,196,912

                                                                      For the Year Ended December 31,
                                                      --------------------------------------------------------------
(In Thousands, Except Per Share Data)                    2003         2002         2001         2000        1999
--------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income                                       $1,057,291   $1,266,262   $1,438,563   $1,517,934   $1,495,279
Interest expense                                         677,753      801,838      981,605    1,023,353      957,500
--------------------------------------------------------------------------------------------------------------------
Net interest income                                      379,538      464,424      456,958      494,581      537,779
Provision for loan losses                                     --        2,307        4,028        4,014        4,119
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      379,538      462,117      452,930      490,567      533,660
Non-interest income                                      119,561      107,407       90,105       69,246       86,696
Non-interest expense:
   General and administrative                            205,877      195,827      178,767      190,040      201,786
   Extinguishment of debt                                     --        2,202           --           --           --
   Amortization of goodwill                                   --           --       19,078       19,078       19,136
--------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               205,877      198,029      197,845      209,118      220,922
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense and
   cumulative effect of accounting change                293,222      371,495      345,190      350,695      399,434
Income tax expense                                        96,376      123,066      120,036      134,146      163,764
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   accounting change                                     196,846      248,429      225,154      216,549      235,670
Cumulative effect of accounting change, net of tax            --           --       (2,294)          --           --
--------------------------------------------------------------------------------------------------------------------
Net income                                               196,846      248,429      222,860      216,549      235,670
Preferred dividends declared                               4,500        6,000        6,000        6,000        6,000
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders           $  192,346   $  242,429   $  216,860   $  210,549   $  229,670
====================================================================================================================
Basic earnings per common share                       $     2.52   $     2.90   $     2.40   $     2.20   $     2.24
Diluted earnings per common share                     $     2.49   $     2.85   $     2.35   $     2.16   $     2.19


                                                                      At or For the Year Ended December 31,
                                                         --------------------------------------------------------------
                                                            2003         2002         2001         2000         1999
-----------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios and Other Data:

Return on average assets                                       0.87%        1.12%        0.99%        0.97%        1.04%
Return on average stockholders' equity                        13.26        15.87        14.13        16.70        17.31
Return on average tangible stockholders' equity (1)           15.15        18.00        16.12        20.01        20.90

Average stockholders' equity to average assets                 6.55         7.07         7.01         5.81         5.99
Average tangible stockholders' equity
   to average tangible assets (1)(2)                           5.78         6.29         6.19         4.90         5.01
Stockholders' equity to total assets                           6.22         7.16         6.81         6.77         5.27

Core deposits to total deposits (3)                           50.82        53.44        52.67        48.87        48.41

Net interest rate spread                                       1.72         2.11         1.91         1.98         2.22
Net interest margin                                            1.78         2.23         2.12         2.27         2.45
Average interest-earning assets to average
   interest-bearing liabilities                                1.02x        1.03x        1.05x        1.06x        1.05x

General and administrative expense to average assets           0.91%        0.88%        0.79%        0.85%        0.89%
Efficiency ratio (4)                                          41.25        34.25        32.68        33.71        32.31

Cash dividends paid per common share                     $     0.86   $     0.77   $     0.61   $     0.51   $     0.48
Dividend payout ratio                                         34.54%       27.02%       25.96%       23.61%       21.92%

Asset Quality Ratios:

Non-performing loans to total loans (5)                        0.23         0.29         0.31         0.32         0.52
Non-performing loans to total assets (5)                       0.13         0.16         0.16         0.16         0.24
Non-performing assets to total assets (5)(6)                   0.14         0.16         0.18         0.18         0.26

Allowance for loan losses to non-performing loans            280.10       242.04       221.70       220.88       143.49
Allowance for loan losses to non-accrual loans               285.51       249.53       229.60       226.85       151.77
Allowance for loan losses to total loans                       0.66         0.69         0.68         0.70         0.74

Other Data:

Number of deposit accounts                                  963,120      990,873      985,473      972,777      952,514
Mortgage loans serviced for others (in thousands)        $1,895,102   $2,671,085   $3,322,087   $3,929,483   $4,414,684
Number of full service banking offices                           86           86           86           86           87
Regional lending offices                                          3            1            1            1            1
Full time equivalent employees                                1,971        1,956        1,885        1,862        1,914

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

(5) Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $3.9 million, $5.0 million, $5.4 million, $5.2 million and $6.7 million at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(6) Non-performing assets consist of all non-performing loans and real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

We are a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal and our principal business is the operation of Astoria Federal. Astoria Federal's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities, multi-family mortgage loans and commercial real estate loans. Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

During 2003, as the nation continued its recovery from the recession, the national and local real estate markets remained strong and continued to support new and existing home sales. While this has helped us maintain our strong credit quality and purchase mortgage activity, the continued decline in interest rates during the first half of 2003 resulted in an extraordinary increase in refinance and prepayment activity during most of 2003. As a result, we, along with other mortgage originators and investors, were faced with the increased challenge of redeployment of funds in a lower interest rate environment. The rise in interest rates during the second half of 2003 has resulted in a decrease in refinance activity and cash flows. Interest rates, however, remain at historical lows. Additionally, we have experienced continued intense local competition for deposits, particularly money market and checking accounts, from certain local competitors and new market entrants who have offered these accounts at well above market rates. We have not increased the rates we offer on these types of accounts as we do not consider it a cost effective strategy in the current low interest rate environment.

As a premier community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. We have been successful in achieving these goals over the past several years and that trend has continued during 2003. The refinance activity we experienced resulted in record loan originations during 2003 which outpaced repayment activity, resulting in growth in our total loan portfolio. This growth was in our multi-family and commercial real estate loan portfolio, which is attributable to our increased emphasis on the origination of these loans over the past several years, partially offset by a decrease in our one-to-four family mortgage loan portfolio, where repayments outpaced originations. Even with the growth in the loan portfolio, our total non-performing assets declined from the prior year. Total deposits also increased, despite the continued competition for deposits we experienced. This increase was attributable to increases in savings accounts, NOW and demand deposit accounts and certificates of deposit, partially offset by a decrease in money market accounts. Additionally, we continued to provide returns to shareholders through increased dividends and our stock repurchases.

We had implemented a strategy over the past several years to reposition our balance sheet through decreases in our securities portfolio and our borrowings. While we have been successful with our repositioning strategy over the past several years, the interest rate environment we experienced in 2003 presented us with significant challenges in our ability to continue our repositioning. We significantly increased our purchases of mortgage-backed securities during 2003 in order to effectively redeploy our securities cash flows and excess mortgage cash flows, which resulted in an increase in our securities portfolio. Additionally, we utilized borrowings to fund asset growth during 2003 since, in this low interest rate environment, borrowings offer a low cost alternative to deposit generation as a funding source. As a result, our borrowings also increased.

Net income decreased from the prior year. This decrease was primarily attributable to a decrease in interest income resulting from the increase in net premium amortization on our mortgage loan and mortgage-backed securities portfolios as a result of the extraordinarily high levels of repayments we experienced in those portfolios during 2003, and the reinvestment of the cash flows we received in lower yielding assets due to the low interest rate environment. Partially offsetting the decrease in interest income were decreases in interest expense on both deposits and borrowings. The decrease in interest expense on deposits relates primarily to the reduction in rates offered on our deposit products as a result of the low interest rate environment. The decrease in interest expense on borrowings relates to the refinancing of higher cost borrowings which matured throughout 2003 at substantially lower rates.

The rise in interest rates during the latter half of 2003 resulted in a reduction in refinance activity and cash flows during the fourth quarter of 2003. With the reduced refinance activity and a projected continuation of a relatively steep U.S. Treasury yield curve, we expect to continue growth in our mortgage loan portfolio in 2004. With mortgage refinance activity significantly reduced, premium amortization should return to more normalized levels. Additionally, we have a sizable amount of high rate borrowings maturing in the first half of 2004, a portion of which have already been refinanced at substantially lower rates and the remainder of which are expected to be repaid or repriced at substantially lower rates. This combination of events is expected to result in robust earnings growth in 2004.

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

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process including the procedures for impairment recognition under Statement of Financial Accounting Standards, or SFAS, No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for

Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114." Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance. Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessments of economic and regulatory conditions are subject to assumptions and judgments by management. Specific valuation allowances could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. These include historical loss experience and delinquency levels and trends. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data; however, our focus is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Our evaluations of general valuation allowances are inherently subjective because, even though they are based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. Therefore, we periodically review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages. In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

During 2002 we performed an analysis of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages. Our analysis indicated that our estimate of losses inherent in our portfolio exceeded our actual charge-off history. In response to the results of that analysis, we adjusted our allowance coverage percentages for our portfolio segments accordingly. Our loss experience in 2003 was consistent with 2002 and, as a result, our 2003 analysis did not indicate that changes in our allowance coverage percentages were required. Our allowance for loan losses to non-performing loans was 280.10% at December 31, 2003, compared to 242.04% at December 31, 2002. Our allowance for loan losses to total loans was 0.66% at December 31, 2003, compared to 0.69% at December 31, 2002. We believe our current allowance coverage percentages are adequate to reflect the risks inherent in our loan portfolio.

As indicated above, actual results could differ from our estimate as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance for loan losses. While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

For additional information regarding our allowance for loan losses, see "Provision for Loan Losses" and "Asset Quality."

Valuation of MSR

MSR are carried at cost and amortized over the estimated remaining lives of the loans serviced. Impairment, if any, is recognized through a valuation allowance. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The estimated fair value of MSR is based upon quoted market prices of similar loans which we sell servicing released. Purchased MSR are recorded at cost, although we generally do not purchase MSR. Impairment exists if the carrying value of MSR exceeds the estimated fair value. We stratify our MSR by underlying loan type, primarily fixed and adjustable, and further stratify the fixed rate loans by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in impairment. The estimated fair values of each MSR stratum are obtained through independent third party valuations based upon an analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market driven data, including the market's perception of future interest rate movements. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.

At December 31, 2003, our MSR, net, had an estimated fair value of $18.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.34%, a weighted average constant prepayment rate on mortgages of 15.82% and a weighted average life of 4.5 years. At December 31, 2002, our MSR, net, had an estimated fair value of $20.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.62%, a weighted average constant prepayment rate on mortgages of 23.11% and a weighted average life of 3.5 years. The decrease in the weighted average constant prepayment rate from 2002 to 2003 reflects the increase in interest rates from December 31, 2002 to December 31, 2003 and the projected decline in future prepayments as of December 31, 2003.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. As of December 31, 2003, the carrying value of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, "Goodwill and Other Intangible Assets," quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, when available. Other acceptable valuation methods include present value measurement or measurements based on multiples of earnings or revenue or similar performance measures.

For purposes of our goodwill impairment testing, we identified a single reporting unit. On September 30, 2003 we performed our annual goodwill impairment test. We determined the fair value of our one reporting unit to be in excess of its carrying value by $986.0 million, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Differences in the identification of reporting units and the use of valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at December 31, 2003, are based on published or securities dealers' market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At December 31, 2003, we had 120 securities with an estimated fair value totaling $4.26 billion which had an unrealized loss totaling $106.0 million. Of the securities in an unrealized loss position at December 31, 2003, $3.5 million, with an unrealized loss of $48,000, have been in a continuous unrealized loss position for more than one year. We determined the cause of all unrealized losses at December 31, 2003 to be interest rate related, and, as such, have deemed the unrealized losses as temporary. There were no securities write downs during the year ended December 31, 2003.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $13.42 billion for the year ended December 31, 2003 and $12.15 billion for the year ended December 31, 2002. Management considers both the 2003 and 2002 cash flows to be extraordinarily high. The increase in loan and security repayments was primarily the result of the continued high level of mortgage loan refinance activity, primarily in the first nine months of 2003, caused by the continued low interest rate environment. While medium- and long-term U.S. Treasury rates (maturities of two to ten years) have increased on average 38 basis points from December 31, 2002 to December 31, 2003, average interest rates were lower in 2003 than 2002 and rates were extremely volatile during the second and third quarters of 2003. During the second quarter of 2003 medium- and long-term rates dropped an average of 26 basis points. This created a surge of refinance activity which was greater than that which we had previously experienced. As a result, third quarter cash flows were at record highs. During the third quarter of 2003, medium- and long-term interest rates rose on average 32 basis points resulting in a reduction in cash flows during the fourth quarter of 2003. Even with the rise in interest rates over the prior year, interest rates remain at historical lows.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $358.2 million during the year ended December 31, 2003 and $157.4 million during the year ended December 31, 2002. During the year ended December 31, 2003, net borrowings increased $807.0 million and net deposits increased $119.4 million. During the year ended December 31, 2003, we extended $1.70 billion of borrowings with a weighted average rate of 2.55% and a weighted average original term of 3.0 years to help protect against the impact on interest expense of future interest rate increases. All other borrowings that matured in 2003 were rolled over into short-term borrowings. During the year ended December 31, 2002, net borrowings decreased $1.00 billion, while net deposits increased $163.5 million. The decrease in net borrowings was consistent with our strategy of repositioning the balance sheet through, in part, a shift in our liability mix toward deposits, particularly lower costing and less interest rate sensitive core deposits, consisting of savings, money market, NOW and demand deposits. The net increases in deposits for the years ended December 31, 2003 and 2002 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite continued intense local competition for checking accounts, we have been successful in growing our NOW and demand deposit account balances, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process. See page 50 for further detail regarding deposit activity.

Typically, our primary use of funds is for the origination and purchase of mortgage loans. However, during the years ended December 31, 2003 and 2002, despite strong loan originations, our purchases of mortgage-backed securities exceeded our originations and purchases of mortgage loans. During the year ended December 31, 2003, our gross originations and purchases of mortgage loans totaled $7.29 billion, including originations of loans held-for-sale totaling $613.3 million, compared to $5.59 billion, including originations of loans held-for-sale totaling $484.3 million, during the year ended December 31, 2002. The strong levels of loan originations and purchases for the years ended December 31, 2003 and 2002 are attributable to the continued low interest rate environment which has resulted in continued high levels of mortgage refinance activity, particularly in the second half of 2002 and the first nine months of 2003. Purchases of mortgage-backed securities totaled $9.30 billion during the year ended December 31, 2003 and $6.84 billion during the year ended December 31, 2002. The increase in mortgage-backed securities purchases reflects the continued utilization of cash flows in excess of mortgage and other loan fundings arising from the significant refinance activity we have experienced.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $239.8 million at December 31, 2003, compared to $677.9 million at December 31, 2002. This decrease reflects the net effect of our operating, investing and financing activities, in particular, our use of funds for the purchase of mortgage-backed securities. Borrowings maturing over the next year total $4.75 billion with a weighted average rate of 4.03%. During the 2003 fourth quarter, we entered into forward borrowing commitments totaling $500.0 million, with a weighted average rate of 3.05% and a weighted average term of
3.3 years, and in January 2004 we entered into an additional $700.0 million of forward borrowing commitments, with a weighted average rate of 3.01% and a weighted average term of 3.7 years. The effect of these commitments will be to extend a portion of the $2.81 billion in borrowings, with a weighted average rate of 4.97%, scheduled to mature in the first quarter of 2004. We have the flexibility to either repay or rollover the remaining borrowings as they mature. Refinanced borrowings during the next year are expected to carry lower weighted average rates than those they replace, assuming that interest rates remain at or near their current levels. In addition, we have $2.71 billion in certificates of deposit with a weighted average rate of 2.70% maturing over the next year. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details borrowing and certificate of deposit maturities over the next year and their weighted average rates:

                                       Borrowings      Certificates of Deposit
                                   -----------------   -----------------------
                                            Weighted               Weighted
                                             Average                Average
(Dollars in Millions)              Amount     Rate        Amount     Rate
------------------------------------------------------------------------------
Contractual Maturity:
   First quarter 2004 (1)          $1,310     1.11%       $   --       --%
   First quarter 2004               2,810     4.97         1,065     2.26
   Second quarter 2004                500     5.80           751     2.28
   Third quarter 2004                  20     7.67           371     2.69
   Fourth quarter 2004                105     5.98           523     4.19
                                   ------                 ------
Total                              $4,745     4.03        $2,710     2.70
                                   ======                 ======

(1)  Overnight and other short-term borrowings.

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

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities (Capital Securities) and senior debt. Holding company debt obligations, which are included in other borrowings, are further described below.

Our Capital Securities total $125.0 million, are due November 1, 2029 and are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Capital Securities are prepayable at par value. The terms of the Capital Securities limit our ability to pay dividends or otherwise make distributions if we are in default or have elected to defer interest payments otherwise due under the Capital Securities. Such limitations do not apply, however, to dividends payable in our common stock, or our dividend reinvestment plan, our stock option plans or our shareholders rights plan.

We have $100.0 million of 7.67% senior unsecured notes, which were issued in a private placement, mature in 2008 and require annual principal payments of $20.0 million per year beginning in 2004. The terms of our $100.0 million 7.67% senior unsecured notes do not preclude our merger or sale of all or substantially all of our assets. The terms of these notes preclude a sale of more than 30% of our deposit liabilities and preclude us from incurring long-term debt, which excludes debt of Astoria Federal incurred in the ordinary course of business, including FHLB-NY advances, in excess of 90% of our consolidated stockholders' equity. The terms also require that we maintain a consolidated capital to assets ratio of not less than 4.0%; a non-performing asset ratio, net of our allowance for loan losses, of less than 3.5% of assets; and a consolidated interest coverage ratio of at least 3.0 to 1.0. As of December 31, 2003, we were in compliance with each of these covenants, and we do not anticipate these covenants will have a material effect on our operations.

We have $250.0 million of 5.75% senior unsecured notes which are due in 2012 and are redeemable, in whole or in part, at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The terms of our $250.0 million 5.75% senior unsecured notes restrict our ability to sell, transfer or pledge as collateral, separate from a sale or transfer involving Astoria Financial Corporation, the shares of Astoria Federal or any other significant subsidiary or of all, or substantially all, of the assets of Astoria Federal or any other significant subsidiary.

Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market demand, interest rates, our capital levels, our ability to pay dividends from Astoria Federal to Astoria Financial Corporation, our credit profile and our business model. For further discussion of our debt obligations see Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations. During 2003, Astoria Federal paid dividends to Astoria Financial Corporation totaling $120.0 million, amounting to 55.9% of Astoria Federal's net income for 2003.

Astoria Financial Corporation's primary uses of funds include the payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Additionally, in 2003, we redeemed our 12% Noncumulative Perpetual Preferred Stock, Series B, or Series B Preferred

Stock. Astoria Financial Corporation paid interest on the Capital Securities and senior unsecured notes totaling $28.9 million in 2003. Our payment of dividends, repurchases of our common stock and the redemption of the Series B Preferred Stock, which are further discussed below, totaled $322.1 million in 2003. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. Additionally, all proposed distributions must be submitted to the OTS for review.

Stockholders' equity decreased to $1.40 billion at December 31, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of common stock repurchased of $195.5 million, dividends declared of $70.1 million, a decrease in accumulated other comprehensive income, net of tax, of $56.3 million, which was primarily due to the decrease in the fair value of our mortgage-backed securities available-for-sale, and the redemption of our Series B Preferred Stock totaling $54.5 million. These decreases were partially offset by net income of $196.8 million, the effect of stock options exercised and related tax benefit of $14.9 million and the amortization of the allocated portion of shares held by the Employee Stock Ownership Plan, or ESOP, of $7.2 million.

We declared cash dividends on our common stock totaling $65.6 million during the year ended December 31, 2003 and $64.2 million during the year ended December 31, 2002. On January 21, 2004, we declared a quarterly cash dividend of $0.25 per share on shares of our common stock payable on March 1, 2004 to stockholders of record as of the close of business on February 17, 2004. We declared cash dividends on our Series B Preferred Stock totaling $4.5 million during the year ended December 31, 2003 and $6.0 million during the year ended December 31, 2002.

On October 1, 2003 we redeemed all of our 2,000,000 outstanding shares of our Series B Preferred Stock at a redemption price of $27.25 per share, plus $1.00 per share in accrued and unpaid dividends, for an aggregate redemption price of $28.25 per share. Accrued and unpaid dividends covered the period from June 1, 2003 through September 30, 2003.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the year ended December 31, 2003, we repurchased 7,073,800 shares of our common stock at an aggregate cost of $195.5 million. In total, as of December 31, 2003, we repurchased 7,391,800 shares of our common stock, at an aggregate cost of $203.9 million, under the ninth stock repurchase plan.

At December 31, 2003, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.37%, leverage capital ratio of 7.37% and total risk-based capital ratio of 15.39%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Our off-balance sheet arrangements, which primarily include lending commitments and derivative instruments, are described below.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case-by-case basis. Our maximum exposure to credit risk is represented by the contractual amount of the instruments.

In addition to our lending commitments, we have contractual obligations related to the purchases of securities, operating lease commitments and forward borrowing commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes. Forward borrowing commitments totaled $500.0 million at December 31, 2003 and represent commitments to enter into borrowings at predetermined amounts, interest rates and maturity and settlement dates. We enter into forward borrowing commitments to help protect against the impact of future interest rate increases.

Derivative instruments include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. We are exposed to credit risk in the event of non-performance by counterparties to derivative instruments. In the event of default by a counterparty, we would be subject to an economic loss that corresponds to the cost to replace the agreement. We control the credit risk associated with our derivative instruments through dealing only with counterparties with the highest credit ratings, establishing counterparty exposure limits and monitoring procedures.

Additionally, in connection with our mortgage banking activities, we had commitments to fund loans held-for-sale and commitments to sell loans at December 31, 2003 which are considered derivative instruments. Commitments to sell loans totaled $48.6 million at December 31, 2003 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis. We enter into commitments to sell loans as a hedge against our pipeline of fixed rate loans which we originate primarily for sale into the secondary market.

The following table details our contractual obligations as of December 31, 2003.

                                                                                  Payments due by period
                                                              ---------------------------------------------------------------
                                                                            Less than     One to       Three to     More than
(In Thousands)                                                   Total      One Year    Three Years   Five Years   Five Years
-----------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater than three months   $8,324,000   $3,435,000    $1,794,000   $2,720,000    $375,000
   Minimum rental payments due under non-cancelable
      operating leases                                            75,978        6,684        13,193       11,988      44,113
   Commitments to originate and purchase loans                   572,407      572,407            --           --          --
   Commitments to fund unused lines of credit (1)                335,640      335,640            --           --          --
   Commitments to purchase securities                             99,969       99,969            --           --          --
----------------------------------------------------------------------------------------------------------------------------
   Total                                                      $9,407,994   $4,449,700    $1,807,193   $2,731,988    $419,113
============================================================================================================================

(1)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, at December 31, 2003 we had contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $640.7 million at December 31, 2003. We also have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $46.3 million at December 31, 2003.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $4.4 million at December 31, 2003.

See Notes 1, 11 and 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for additional information regarding our commitments, contingent liabilities and derivative instruments.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2003 and 2002

Financial Condition

Total assets increased $759.8 million to $22.46 billion at December 31, 2003, from $21.70 billion at December 31, 2002. The primary reason for the increase in total assets was the increase in mortgage-backed securities and mortgage loans, partially offset by decreases in federal funds sold and repurchase agreements and other securities. This growth was funded primarily through increases in borrowings and deposits.

Mortgage loans increased $568.6 million to $12.25 billion at December 31, 2003, from $11.68 billion at December 31, 2002. This increase was primarily due to an increase in our multi-family and commercial real estate loan portfolios, partially offset by a decrease in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the year ended December 31, 2003 totaled $7.29 billion, including originations of loans held-for-sale totaling $613.3 million, of which $5.75 billion were originations and $1.54 billion were purchases. This compares to $4.06 billion of originations and $1.53 billion of purchases for a total of $5.59 billion, including originations of loans held-for-sale totaling $484.3 million, during the year ended December 31, 2002. Mortgage loan repayments increased to $6.11 billion for the year ended December 31, 2003, from $5.34 billion for the year ended December 31, 2002.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represented 71.1% of our total loan portfolio at December 31, 2003, decreased $238.3 million to $8.97 billion at December 31, 2003, from $9.21 billion at December 31, 2002. This decrease was primarily due to the continued high level of one-to-four family loan repayments during 2003, particularly during the first nine months, which have outpaced our levels of one-to-four family loan originations and purchases. As previously discussed, although medium- and long-term U.S. Treasury rates have increased on average 38 basis points from December 31, 2002 to December 31, 2003, interest rates remain at historical lows and were extremely volatile during the second and third quarters of 2003. The decline in rates during the second quarter of 2003 created a surge of refinance activity which was greater than that which we had previously experienced. The rise in rates during the third quarter of 2003 resulted in a reduction in repayments on our mortgage loans in the 2003 fourth quarter.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our multi-family mortgage loan portfolio increased $630.4 million to $2.23 billion at December 31, 2003, from $1.60 billion at December 31, 2002. Our commercial real estate loan portfolio increased $135.7 million to $880.3 million at December 31, 2003, from $744.6 million at December 31, 2002. Multi-family and commercial real estate loan originations totaled $1.65 billion for the year ended December 31, 2003 and $1.01 billion for the year ended December 31, 2002. This increase reflects the increase in refinance activity, our emphasis on this type of lending and the competitive rates we offer on these types of loans. Prepayment activity within our multi-family and commercial real estate loan portfolio increased in 2003 as compared to 2002, however, such activity is not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio due in part to the prepayment penalties associated with these loans. Our new multi-family and commercial real estate loan originations are similar in type to the loans currently in our portfolio. The average loan balance of loans in our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million. Our portfolio of consumer and other loans increased by $57.5 million to $430.1 million at December 31, 2003, from $372.6 million at December 31, 2002. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and the low interest rate environment.

Mortgage-backed securities increased $864.5 million to $8.24 billion at December 31, 2003, from $7.38 billion at December 31, 2002. This increase was primarily the result of purchases of REMICs and CMOs totaling $9.30 billion, partially offset by principal payments received of $6.87 billion, sales of $1.40 billion, net premium amortization of $71.0 million and a decrease of $93.4 million in the net unrealized gain on our available-for-sale portfolio. This increase in mortgage-backed securities reflects our use of excess cash flows, as well as cash flows from increased deposits and borrowings, for the purchase of these securities. The decrease in the net unrealized gain on our mortgage-backed securities available-for-sale portfolio is primarily due to the substantial turnover of securities in our portfolio resulting in a decrease in the average coupon rate of the portfolio, coupled with the increase in interest rates from December 31, 2002 to December 31, 2003.

Other securities decreased $250.6 million to $203.7 million at December 31, 2003, from $454.3 million at December 31, 2002, primarily due to $201.9 million in securities which were called or matured and sales of $45.6 million. The continued low interest rate environment in 2003 resulted in a significant portion of our remaining callable investment securities being called, primarily in the first half of 2003.

Federal funds sold and repurchase agreements decreased $444.4 million to $65.9 million at December 31, 2003, from $510.3 million at December 31, 2002, primarily due to our use of funds for the purchase of mortgage-backed securities. Other assets increased $29.0 million to $118.4 million at December 31, 2003, primarily due to an increase in the net deferred tax asset which was related to the decrease in the fair value of our mortgage-backed securities available-for-sale.

Deposits increased $119.4 million to $11.19 billion at December 31, 2003, from $11.07 billion at December 31, 2002. The increase in deposits was primarily due to an increase of $348.4 million in certificates of deposit to $5.50 billion at December 31, 2003, from $5.15 billion at December 31, 2002, an increase of $126.7 million in savings accounts to $2.96 billion at December 31, 2003 and an increase of $110.1 million in NOW and demand deposit accounts to $1.49 billion at December 31, 2003. These increases were partially offset by a decrease of $465.8 million in our money market accounts to $1.23 billion at December 31, 2003, from $1.70 billion at December 31, 2002. The increase in our certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts in the prevailing low interest rate environment. During 2003, $3.45 billion of certificates of deposit, with an average rate of 2.31% and an average maturity at inception of thirteen months, matured and $3.60 billion of certificates of deposit were issued or repriced, with an average rate of 1.93% and an average maturity at inception of sixteen months. The decrease in our money market accounts is attributable to continued intense competition for these accounts. As previously discussed, certain local competitors have continued to offer well above market rates for money market and checking accounts. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. However, despite the continued intense competition for checking accounts, we have been successful in increasing our NOW and demand deposit account balances, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process.

Reverse repurchase agreements increased $950.0 million to $7.24 billion at December 31, 2003, from $6.29 billion at December 31, 2002. FHLB-NY advances decreased $140.0 million to $1.92 billion at December 31, 2003, from $2.06 billion at December 31, 2002. The overall increase in borrowings was a cost effective strategy to fund asset growth. As previously discussed, during the year ended December 31, 2003, we extended $1.70 billion of borrowings with a weighted average rate of 2.55% and a weighted average original term of 3.0 years to help protect against the impact on interest expense of future interest rate increases. All other borrowings that matured in 2003 were rolled over into short-term borrowings. During the 2003 fourth quarter, we entered into forward borrowing commitments totaling $500.0 million, with a weighted average rate of 3.05% and a weighted average term of 3.3 years, and in January 2004 we entered into an additional $700.0 million of forward borrowing commitments, with a weighted average rate of 3.01% and a weighted average term of 3.7 years, to replace a portion of the $2.81 billion in borrowings, with a weighted average rate of 4.97%, scheduled to mature in the first quarter of 2004.

Stockholders' equity decreased to $1.40 billion at December 31, 2003, from $1.55 billion at December 31, 2002. The decrease in stockholders' equity was the result of common stock repurchased of $195.5 million, dividends declared of $70.1 million, a decrease in accumulated other comprehensive income, net of tax, of $56.3 million, which was primarily due to the decrease in the fair value of our mortgage-backed securities available-for-sale, and the redemption of our Series B Preferred Stock totaling $54.5 million. These decreases were partially offset by net income of $196.8 million, the effect of stock options exercised and related tax benefit of $14.9 million and the amortization of the allocated portion of shares held by the ESOP of $7.2 million.

Results of Operations

General

Net income for the year ended December 31, 2003 decreased $51.6 million to $196.8 million, from $248.4 million for the year ended December 31, 2002. Diluted earnings per common share totaled $2.49 per share for the year ended December 31, 2003 and $2.85 per share for the year ended December 31, 2002. Return on average assets decreased to 0.87% for the year ended December 31, 2003, from 1.12% for the year ended December 31, 2002. Return on average stockholders' equity decreased to 13.26% for the year ended December 31, 2003, from 15.87% for the year ended December 31, 2002. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, decreased to 15.15% for the year ended December 31, 2003, from 18.00% for the year ended December 31, 2002. The decreases in net income and the related return ratios for the year ended December 31, 2003 were primarily the result of the decrease in net interest income which is discussed further below.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for further discussion of the potential impact of changes in interest rates on our results of operations.

For the year ended December 31, 2003, net interest income decreased $84.9 million to $379.5 million, from $464.4 million for the year ended December 31, 2002. The net interest margin decreased to 1.78% for the year ended December 31, 2003, from 2.23% for the year ended December 31, 2002. The decreases in net interest income and the net interest margin were the result of a decrease in interest income, partially offset by a decrease in interest expense, primarily due to the more rapid decline in the yields on interest-earning assets than the decline in the costs of interest-bearing liabilities and the impact of repurchases of our common stock over the past year. The decrease in the yield on interest-earning assets is primarily the result of the high level of mortgage loan and mortgage-backed securities repayments as a result of the continued low interest rate environment, particularly for medium- and long-term instruments for which rates continued to decline throughout 2002 and the first half of 2003, as previously discussed, resulting in reinvestment in those assets at lower rates. These high levels of repayments have also resulted in accelerated premium amortization which has further contributed to the decline in the yields on these portfolios. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios increased $60.4 million to $113.0 million for the year ended December 31, 2003, from $52.6 million for the year ended December 31, 2002. The decrease in interest expense was primarily attributable to the decrease in our cost of funds, which is due to the repayment and refinancing of various higher cost borrowings, along with the downward repricing of deposits.

The average balance of net interest-earning assets decreased $206.7 million to $428.3 million for the year ended December 31, 2003, from $635.0 million for the year ended December 31, 2002. The decrease in the average balance of net interest-earning assets was the result of an increase of $686.1 million in the average balance of total interest-bearing liabilities to $20.89 billion for the year ended December 31, 2003, from $20.20 billion for the year ended December 31, 2002, partially offset by an increase of $479.4 million in the average balance of total interest-earning assets to $21.32 billion for the year ended December 31, 2003, from $20.84 billion for the year ended December 31, 2002. The primary reasons for the decrease in net interest-earning assets are the repurchases of our common stock over the past year, an increase in the monthly mortgage-backed securities principal payments receivable due to the accelerated mortgage-backed securities cash flow, and the $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI. The net interest rate spread decreased to 1.72% for the year ended December 31, 2003, from 2.11% for the year ended December 31, 2002. The average yield on interest-earning assets decreased to 4.96% for the year ended December 31, 2003, from 6.08% for the year ended December 31, 2002. The average cost of interest-bearing liabilities decreased to 3.24% for the year ended December 31, 2003, from 3.97% for the year ended December 31, 2002. The changes in the yields on interest-earning assets and the costs of interest-bearing liabilities for the year ended December 31, 2003 were a result of the continued low interest rate environment previously discussed. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2003, 2002 and 2001. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                            For the Year Ended December 31,
                                         -----------------------------------------------------------------------
                                                          2003                                 2002
                                         -----------------------------------------------------------------------
                                                                    Average                              Average
                                           Average                   Yield/     Average                   Yield/
(Dollars in Thousands)                     Balance      Interest      Cost      Balance      Interest      Cost
----------------------------------------------------------------------------------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family              $ 8,990,636   $  466,544     5.19%   $10,077,810   $  626,251     6.21%
         Multi-family, commercial real
            estate and construction        2,757,481      203,785     7.39      2,072,805      162,677     7.85
      Consumer and other loans (1)           410,095       19,247     4.69        307,103       17,623     5.74
                                         -----------   ----------             -----------   ----------
      Total loans                         12,158,212      689,576     5.67     12,457,718      806,551     6.47
      Mortgage-backed securities (2)       8,491,108      337,222     3.97      6,599,887      377,623     5.72
      Other securities (2)(3)                529,592       28,955     5.47      1,011,280       69,211     6.84
      Federal funds sold and
         repurchase agreements               136,272        1,538     1.13        766,906       12,877     1.68
                                         -----------   ----------             -----------   ----------
   Total interest-earning assets          21,315,184    1,057,291     4.96     20,835,791    1,266,262     6.08
                                                       ----------                           ----------
   Goodwill                                  185,151                              185,151
   Other non-interest-earning assets       1,172,962                            1,116,863
                                         -----------                          -----------
Total assets                             $22,673,297                          $22,137,805
                                         ===========                          ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                            $ 2,907,541       13,198     0.45    $ 2,754,000       29,096     1.06
      Money market                         1,403,363        9,934     0.71      1,876,107       32,512     1.73
      NOW and demand deposit               1,469,805        1,526     0.10      1,269,866        3,176     0.25
      Certificates of deposit              5,419,725      200,593     3.70      5,203,610      223,216     4.29
                                         -----------   ----------             -----------   ----------
      Total deposits                      11,200,434      225,251     2.01     11,103,583      288,000     2.59
      Borrowed funds                       9,686,459      452,502     4.67      9,097,198      513,838     5.65
                                         -----------   ----------             -----------   ----------
   Total interest-bearing liabilities     20,886,893      677,753     3.24     20,200,781      801,838     3.97
                                                       ----------                           ----------
   Non-interest-bearing liabilities          302,311                              372,050
                                         -----------                          -----------
Total liabilities                         21,189,204                           20,572,831
Stockholders' equity                       1,484,093                            1,564,974
                                         -----------                          -----------
Total liabilities and
   stockholders' equity                  $22,673,297                          $22,137,805
                                         ===========                          ===========
Net interest income/net
   interest rate spread (4)                            $  379,538     1.72%                 $  464,424     2.11%
                                                       ==========     ====                  ==========     ====
Net interest-earning assets/
   net interest margin (5)               $   428,291                  1.78%   $   635,010                  2.23%
                                         ===========                  ====    ===========                  ====
Ratio of interest-earning assets
   to interest-bearing liabilities              1.02x                                1.03x
                                         ===========                          ===========

                                           For the Year Ended December 31,
                                         ----------------------------------
                                                         2001
                                         ----------------------------------
                                                                    Average
                                           Average                  Yield/
(Dollars in Thousands)                     Balance      Interest     Cost
---------------------------------------------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family              $10,069,593   $  694,596    6.90%
         Multi-family, commercial real
            estate and construction        1,487,504      124,163    8.35
      Consumer and other loans (1)           206,903       17,853    8.63
                                         -----------   ----------
      Total loans                         11,764,000      836,612    7.11
      Mortgage-backed securities (2)       7,282,666      462,621    6.35
      Other securities (2)(3)              1,519,647      107,315    7.06
      Federal funds sold and
         repurchase agreements               940,394       32,015    3.40
                                         -----------   ----------
   Total interest-earning assets          21,506,707    1,438,563    6.69
                                                       ----------
   Goodwill                                  195,191
   Other non-interest-earning assets         813,033
                                         -----------
Total assets                             $22,514,931
                                         ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                            $ 2,495,532       46,283    1.85
      Money market                         1,734,232       65,484    3.78
      NOW and demand deposit               1,075,524        5,097    0.47
      Certificates of deposit              5,223,163      283,125    5.42
                                         -----------   ----------
      Total deposits                      10,528,451      399,989    3.80
      Borrowed funds                      10,014,736      581,616    5.81
                                         -----------   ----------
   Total interest-bearing liabilities     20,543,187      981,605    4.78
                                                       ----------
   Non-interest-bearing liabilities          394,302
                                         -----------
Total liabilities                         20,937,489
Stockholders' equity                       1,577,442
                                         -----------
Total liabilities and
   stockholders' equity                  $22,514,931
                                         ===========

Net interest income/net
   interest rate spread (4)                            $  456,958    1.91%
                                                       ==========    ====
Net interest-earning assets/
   net interest margin (5)               $   963,520                 2.12%
                                         ===========                 ====
Ratio of interest-earning assets
   to interest-bearing liabilities              1.05x
                                         ===========

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

                                        Year Ended December 31, 2003       Year Ended December 31, 2002
                                               Compared to                        Compared to
                                        Year Ended December 31, 2002      Year Ended December 31, 2001
                                      --------------------------------   --------------------------------
                                             Increase (Decrease)              Increase (Decrease)
                                      --------------------------------   --------------------------------
(In Thousands)                         Volume      Rate         Net       Volume      Rate          Net
---------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
      One-to-four family              $(63,312)  $ (96,395)  $(159,707)  $    572   $ (68,917)  $ (68,345)
      Multi-family, commercial real
         estate and construction        51,111     (10,003)     41,108     46,338      (7,824)     38,514
   Consumer and other loans              5,224      (3,600)      1,624      6,934      (7,164)       (230)
   Mortgage-backed securities           92,179    (132,580)    (40,401)   (41,296)    (43,702)    (84,998)
   Other securities                    (28,339)    (11,917)    (40,256)   (34,857)     (3,247)    (38,104)
   Federal funds sold and
      repurchase agreements             (8,110)     (3,229)    (11,339)    (5,114)    (14,024)    (19,138)
---------------------------------------------------------------------------------------------------------
Total                                   48,753    (257,724)   (208,971)   (27,423)   (144,878)   (172,301)
---------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                               1,564     (17,462)    (15,898)     4,342     (21,529)    (17,187)
   Money market                         (6,760)    (15,818)    (22,578)     4,998     (37,970)    (32,972)
   NOW and demand deposit                  449      (2,099)     (1,650)       783      (2,704)     (1,921)
   Certificates of deposit               8,994     (31,617)    (22,623)    (1,057)    (58,852)    (59,909)
   Borrowed funds                       31,804     (93,140)    (61,336)   (52,113)    (15,665)    (67,778)
---------------------------------------------------------------------------------------------------------
Total                                   36,051    (160,136)   (124,085)   (43,047)   (136,720)   (179,767)
---------------------------------------------------------------------------------------------------------
Net change in net interest income     $ 12,702   $ (97,588)  $ (84,886)  $ 15,624   $  (8,158)  $   7,466
=========================================================================================================

Interest Income

Interest income for the year ended December 31, 2003 decreased $209.0 million to $1.06 billion, from $1.27 billion for the year ended December 31, 2002. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.96% for the year ended December 31, 2003, from 6.08% for the year ended December 31, 2002, partially offset by an increase of $479.4 million in the average balance of interest-earning assets to $21.32 billion for the year ended December 31, 2003, from $20.84 billion for the year ended December 31, 2002. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories, primarily our mortgage-backed securities and one-to-four family mortgage loans. The declines in medium- and long-term U.S. Treasury rates during 2002 and the first half of 2003 resulted in continued high levels of repayments on our mortgage-backed securities and one-to-four family mortgage loan portfolios and accelerated premium amortization. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of mortgage-backed securities and multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of one-to-four family mortgage loans, federal funds sold and repurchase agreements and other securities.

Interest income on one-to-four family mortgage loans decreased $159.8 million to $466.5 million for the year ended December 31, 2003, from $626.3 million for the year ended December 31, 2002, which was the result of a decrease in the average yield to 5.19% for the year ended December 31, 2003, from 6.21% for the year ended December 31, 2002, coupled with a decrease of $1.09 billion in the average balance of such loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the continued low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases, coupled with the lower repricing of ARM loans. Additionally, the yield has been negatively impacted by accelerated loan premium amortization, discussed previously, as a result of the increased refinance activity. The decrease in the average balance of one-to-four family mortgage loans reflects the extraordinarily high level of repayment activity, due to refinancings, particularly in the second half of 2002 and continuing through the first nine months of 2003, partially offset by originations and purchases of one-to-four family mortgage loans. The previously discussed increase in medium- and long-term U.S. Treasury rates during the third quarter of 2003 resulted in a reduction in the one-to-four family mortgage refinance activity which reduced the repayments on our mortgage loans in the 2003 fourth quarter. With mortgage refinance activity significantly reduced and a projected continuation of a relatively steep U.S. Treasury yield curve, premium amortization expense should return to more normalized levels and we expect to resume growth in our one-to-four family mortgage loan portfolio during 2004.

Interest income on multi-family, commercial real estate and construction loans increased $41.1 million to $203.8 million for the year ended December 31, 2003, from $162.7 million for the year ended December 31, 2002, which was primarily the result of an increase of $684.7 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.39% for the year ended December 31, 2003, from 7.85% for the year ended December 31, 2002. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our increased emphasis on originations of such loans, coupled with the fact that repayment activity within this portfolio is not as significant as that which we have experienced on our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the growth in this portfolio resulting from lower yielding new originations due to the impact of the continued low interest rate environment. The yield on multi-family, commercial real estate and construction loans has not declined to the same extent as the yield on one-to-four family mortgage loans primarily as a result of the lower level of repayment activity within this portfolio as well as the additional income from prepayment penalties received on loans which have prepaid. Prepayment penalties totaled $16.0 million for the year ended December 31, 2003 and $4.9 million for the year ended December 31, 2002.

Interest income on mortgage-backed securities decreased $40.4 million to $337.2 million for the year ended December 31, 2003, from $377.6 million for the year ended December 31, 2002. This decrease was the result of a decrease in the average yield to 3.97% for the year ended December 31, 2003, from 5.72% for the year ended December 31, 2002, partially offset by an increase of $1.89 billion in the average balance of the portfolio. The decrease in the average yield on mortgage-backed securities reflects the substantial turnover we have experienced in this portfolio as a result of the continued low interest rate environment as higher yielding securities were repaid and replaced with lower yielding securities, coupled with accelerated premium amortization. Net premium amortization on mortgage-backed securities increased $57.3 million to $71.0 million for the year ended December 31, 2003, from $13.7 million for the year ended December 31, 2002. The increase in the average balance of mortgage-backed securities was the result of increased levels of purchases of REMICs and CMOs during the second half of 2002 and throughout 2003 to effectively deploy our cash flows in excess of mortgage and other loan fundings, partially offset by increased levels of principal repayments. At December 31, 2003 we had $8.06 billion in REMIC and CMO mortgage-backed securities, which comprised 95.5% of our total securities portfolio, substantially all of which had fixed rates. The amortized cost of our fixed rate REMICs and CMOs totaled $8.11 billion at December 31, 2003. Included in this total is $2.53 billion of securities which have a remaining gross premium of $26.9 million, a weighted average current coupon of 5.04%, a weighted average collateral coupon of 6.10% and a weighted average life of 2.6 years. The remaining $5.58 billion of these securities have a remaining gross discount of $18.5 million, a weighted average current coupon of 4.14%, a weighted average collateral coupon of 5.80% and a weighted average life of 3.5 years. Included in the totals for discount securities are $617.7 million of securities at par.

Interest income on other securities decreased $40.2 million to $29.0 million for the year ended December 31, 2003, from $69.2 million for the year ended December 31, 2002. This decrease resulted from a decrease of $481.7 million in the average balance of this portfolio, coupled with a decrease in the average yield to 5.47% for the year ended December 31, 2003, from 6.84% for the year ended December 31, 2002, primarily due to higher yielding securities being called throughout 2002 and the first half of 2003 as a result of the continued low interest rate environment. Interest income on other securities includes dividends on FHLB-NY stock. Dividends on FHLB-NY stock totaled $10.6 million for the year ended December 31, 2003 and $10.7 million for the year ended December 31, 2002. The FHLB-NY suspended dividend payments to stockholders in the fourth quarter of 2003, due to losses in its securities portfolio, but resumed payment in January 2004, at a rate of 1.45%, as compared to a rate of 5.05% paid in July 2003, the last dividend payment prior to the FHLB-NY's dividend suspension.

Interest income on federal funds sold and repurchase agreements decreased $11.3 million as a result of the $630.6 million decrease in the average balance of the portfolio, coupled with a decrease in the average yield to 1.13% for the year ended December 31, 2003, from 1.68% for the year ended December 31, 2002.

Interest Expense

Interest expense for the year ended December 31, 2003 decreased $124.0 million to $677.8 million, from $801.8 million for the year ended December 31, 2002. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.24% for the year ended December 31, 2003, from 3.97% for the year ended December 31, 2002, partially offset by an increase of $686.1 million in the average balance of interest-bearing liabilities to $20.89 billion for the year ended December 31, 2003, from $20.20 billion for the year ended December 31, 2002. The decrease in the average cost of our interest-bearing liabilities reflects the impact of the continued low interest rate environment on the cost of our deposits and borrowings. The increase in the average balance of interest-bearing liabilities was attributable to increases in the average balances of borrowings and deposits.

Interest expense on deposits decreased $62.7 million, to $225.3 million for the year ended December 31, 2003, from $288.0 million for the year ended December 31, 2002, reflecting a decrease in the average cost of deposits to 2.01% for the year ended December 31, 2003, from 2.59% for the year ended December 31, 2002, slightly offset by an increase of $96.9 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories as a result of the continued low interest rate environment. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit, NOW and demand deposit accounts and savings accounts, partially offset by a decrease in the average balance of money market accounts.

Interest expense on certificates of deposit decreased $22.6 million resulting from a decrease in the average cost to 3.70% for the year ended December 31, 2003, from 4.29% for the year ended December 31, 2002, partially offset by a $216.1 million increase in the average balance. The increase in the average balance of certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts in the prevailing low interest rate environment. During 2003, $3.45 billion of certificates of deposit, with an average rate of 2.31% and an average maturity at inception of thirteen months, matured and $3.60 billion of certificates of deposit were issued or repriced, with an average rate of 1.93% and an average maturity at inception of sixteen months.

Interest expense on money market accounts decreased $22.6 million reflecting a decrease in the average cost to 0.71% for the year ended December 31, 2003, from 1.73% for the year ended December 31,

2002, coupled with a decrease of $472.7 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 82.7% of the balance at December 31, 2003 in the highest tier (accounts with balances of $50,000 and higher). The decrease in the average balance of money market accounts is attributable to the continued intense competition for these accounts, previously discussed.

Interest expense on savings accounts decreased $15.9 million which was attributable to a decrease in the average cost to 0.45% for the year ended December 31, 2003, from 1.06% for the year ended December 31, 2002, partially offset by an increase of $153.5 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $1.7 million as a result of a decrease in the average cost to 0.10% for the year ended December 31, 2003, from 0.25% for the year ended December 31, 2002, slightly offset by an increase of $199.9 million in the average balance of these accounts. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on core deposit generation.

Interest expense on borrowed funds for the year ended December 31, 2003 decreased $61.3 million to $452.5 million, from $513.8 million for year ended December 31, 2002, resulting from a decrease in the average cost of borrowings to 4.67% for the year ended December 31, 2003, from 5.65% for the year ended December 31, 2002, partially offset by an increase of $589.3 million in the average balance. The decrease in the average cost of borrowings is the result of the refinancing of higher cost borrowings as they matured at substantially lower rates. The increase in the average balance of borrowed funds is a result of our issuance of $250.0 million senior unsecured notes during the 2002 fourth quarter and our use of short-term borrowings during the year to fund our loan originations and securities purchases.

Provision for Loan Losses

During the year ended December 31, 2003, no provision for loan losses was recorded. The provision for loan losses totaled $2.3 million for the year ended December 31, 2002. The decrease in the provision for loan losses is due to an analysis performed during 2002 of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages. Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Our analysis indicated that our estimate of losses inherent in our portfolio exceeded our actual charge-off history. In response to the results of that analysis, we adjusted our allowance coverage percentages for our portfolio segments accordingly. We review our allowance coverage percentages on a quarterly basis. Our 2003 analyses did not indicate that changes in our allowance coverage percentages were required. We believe our current allowance coverage percentages are adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $83.1 million at December 31, 2003, and $83.5 million at December 31, 2002. Net loan charge-offs totaled $425,000 for the year ended December 31, 2003 compared to $1.0 million for the year ended December 31, 2002. Non-performing loans decreased $4.8 million to $29.7 million at December 31, 2003, from $34.5 million at December 31, 2002. The allowance for loan losses as a percentage of non-performing loans increased to 280.10% at December 31, 2003, from 242.04% at December 31, 2002, primarily due to the decrease in non-performing loans from December 31, 2002 to December 31, 2003. The allowance for loan losses as a percentage of total loans decreased to 0.66% at December 31, 2003 from 0.69% at December 31, 2002. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the year ended December 31, 2003 increased $12.2 million, to $119.6 million, from $107.4 million for the year ended December 31, 2002. The increase in non-interest income was primarily due to increases in mortgage banking income, net, and other non-interest income, partially offset by a decrease in net gain on sales of securities.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $12.6 million to net mortgage banking income of $10.3 million for the year ended December 31, 2003, from net mortgage banking loss of $2.3 million for the year ended December 31, 2002. This increase is primarily due to the change in the valuation allowance adjustments for the impairment of MSR, to a recovery recorded for the year ended December 31, 2003 compared to a provision recorded for the year ended December 31, 2002, and an increase in net gain on sales of loans, partially offset by a decrease in loan servicing fees and an increase in amortization of MSR. We recorded a recovery in the valuation allowance of MSR of $3.1 million for the year ended December 31, 2003 compared to a provision of $10.8 million for the year ended December 31, 2002. The recovery in the valuation allowance of MSR for the year ended December 31, 2003 is a result of a decrease in projected loan prepayment speeds at December 31, 2003, compared to the projected loan prepayment speeds used in valuing our MSR at December 31, 2002. The decrease in projected loan prepayment speeds reflects the increase in medium- and long-term interest rates during the second half of 2003. Net gain on sales of loans increased $5.5 million to $12.1 million for the year ended December 31, 2003 from $6.6 million for the year ended December 31, 2002. The increase in net gain on sales of loans was primarily due to more favorable pricing opportunities during the year ended December 31, 2003 as compared to the year ended December 31, 2002 and an increase in the volume of fixed rate loans originated and sold into the secondary market during 2003. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $4.2 million to $7.9 million for the year ended December 31, 2003, from $12.1 million for the year ended December 31, 2002, primarily as a result of the decrease in the balance of loans serviced for others to $1.90 billion at December 31, 2003, from $2.67 billion at December 31, 2002. The decrease in the balance of loans serviced for others was due to increased repayments in that portfolio in the continued low interest rate environment which have exceeded the level of new servicing volume from loan sales. Amortization of MSR increased $2.6 million to $12.8 million for the year ended December 31, 2003, from $10.2 million for the year ended December 31, 2002. The increase in MSR amortization is attributable to the continued high level of mortgage loan repayments, particularly during the first nine months of 2003.

Other non-interest income increased $4.9 million to $14.5 million for the year ended December 31, 2003, from $9.6 million for the year ended December 31, 2002. This increase was primarily due to a $10.1 million gain on the sale of our interest in a joint venture real estate investment held by one of our wholly-owned subsidiaries in the 2003 fourth quarter, partially offset by the receipt of a $3.8 million net insurance settlement in 2002 regarding a lawsuit.

Net gain on sales of securities decreased $3.5 million to $7.3 million for the year ended December 31, 2003, from $10.8 million for the year ended December 31, 2002. During 2003, we sold mortgage-backed and other securities with an amortized cost of $1.45 billion. During 2002, we sold mortgage-backed securities with an amortized cost of $438.6 million.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2003 totaled $205.9 million, an increase of $7.9 million from $198.0 million for the year ended December 31, 2002. This increase was primarily due to an increase of $10.1 million in general and administrative expense to $205.9 million for the year ended December 31, 2003, from $195.8 million for the year ended December 31, 2002, partially offset by a $2.2 million prepayment penalty incurred in December 2002 on the prepayment of a $100.0 million reverse repurchase agreement. The increase in general and administrative expense was primarily due to increases in occupancy, equipment and systems expense and compensation and benefits expense.

Occupancy, equipment and systems expense increased $6.8 million to $59.9 million for the year ended December 31, 2003, from $53.1 million for the year ended December 31, 2002, due to increases in building and furniture, fixtures and equipment expense, data processing and depreciation, as a result of facilities and systems enhancements over the past year, and increases in rent and utilities expense.

Compensation and benefits expense increased $3.6 million to $110.3 million for the year ended December 31, 2003, from $106.7 million for the year ended December 31, 2002. The increase was primarily attributable to increases in pension and other postretirement benefits expense, partially offset by a decrease in ESOP expense. The increase in pension expense is primarily related to the decrease in the value of our pension assets which was a result of the decline in the equities markets during 2002. The decrease in ESOP expense is primarily attributable to a reduction in the number of shares of our common stock allocated to participant accounts, due to an increase in the market value of our common stock during the period used for the calculations, during the year ended December 31, 2003, compared to the year ended December 31, 2002.

Although non-interest expense increased in 2003, we continue to focus on expense control, with expense ratios that are significantly lower than our peer averages. Our percentage of general and administrative expense to average assets increased to 0.91% for the year ended December 31, 2003, from 0.88% for the year ended December 31, 2002, primarily due to the increase in general and administrative expense, partially offset by the increase in average assets. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, increased to 41.25% for the year ended December 31, 2003, from 34.25% for the year ended December 31, 2002, primarily due to the decrease in net interest income, coupled with the increase in general and administrative expense. The increase in general and administrative expense and the decrease in net interest income for the year ended December 31, 2003 compared to the year ended December 31, 2002 were discussed previously.

Income Tax Expense

For the year ended December 31, 2003, income tax expense totaled $96.4 million, representing an effective tax rate of 32.9%, compared to $123.1 million, representing an effective tax rate of 33.1%, for the year ended December 31, 2002.

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

Mortgage loans decreased $244.0 million to $11.68 billion at December 31, 2002, from $11.92 billion at December 31, 2001. This decrease was primarily due to the extraordinarily high level of mortgage loan repayments in 2002, partially offset by an increase in gross mortgage loans originated and purchased in 2002 as compared to 2001. Mortgage loan repayments increased to $5.34 billion for the year ended December 31, 2002, from $3.46 billion for the year ended December 31, 2001. Gross mortgage loans originated and purchased during the year ended December 31, 2002 totaled $5.59 billion, including originations of loans held-for-sale totaling $484.3 million, of which $4.06 billion were originations and $1.53 billion were purchases. This compares to $3.13 billion of originations and $1.43 billion of purchases for a total of $4.56 billion, including originations of loans held-for-sale totaling $405.7 million, during the year ended December 31, 2001. The increase in mortgage loan repayments, originations and purchases was primarily a result of the lower interest rate environment during 2002 compared to 2001, which increased the level of mortgage refinance activity in 2002.

Our one-to-four family mortgage loans, which represented 76.9% of our total loan portfolio at December 31, 2002, decreased $895.7 million to $9.21 billion at December 31, 2002, from $10.11 billion at December 31, 2001. As noted above, this decrease was primarily due to the extraordinarily high level of one-to-four family mortgage loan repayments as a result of refinance activity in the prevailing interest rate environment. While we continue to be primarily a one-to-four family mortgage lender, we increased our emphasis on multi-family and commercial real estate loan originations. Our multi-family mortgage loans, which tend to be less susceptible to prepayment risk than our one-to-four family loans, increased $505.7 million to $1.60 billion at December 31, 2002, from $1.09 billion at December 31, 2001. Similarly, our commercial real estate loans increased $146.3 million to $744.6 million at December 31, 2002, from $598.3 million at December 31, 2001. Our multi-family and commercial real estate loan originations in 2002 were similar in type to the loans in our portfolio at December 31, 2001. Our portfolio of consumer and other loans increased by $132.4 million to $372.6 million at December 31, 2002, from $240.2 million at December 31, 2001. This increase was primarily in home equity lines of credit as a result of the strong housing market and the low interest rate environment.

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

Other securities decreased $484.8 million to $454.3 million at December 31, 2002, from $939.1 million at December 31, 2001, primarily due to $573.2 million in securities which were called or matured, partially offset by the net accretion of discounts of $41.4 million, purchases of other securities totaling $31.0 million and a decrease in the net unrealized loss on securities available-for-sale of $16.0 million. The continued decline in interest rates in 2002 resulted in a significant portion of our callable investment securities being called. The improvement in the fair value of our other securities available-for-sale portfolio was related to the decrease in medium-term market interest rates that occurred from December 31, 2001 to December 31, 2002.

BOLI increased $116.1 million to $358.9 million at December 31, 2002, from $242.8 million at December 31, 2001, primarily as a result of an additional $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI. BOLI is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income and insurance proceeds are recorded as a reduction of the cash surrender value. Other assets decreased $23.3 million to $89.4 million at December 31, 2002, from $112.7 million at December 31, 2001, primarily due to a decrease in the net deferred tax asset which was primarily related to a decrease in the net unrealized loss on securities available-for-sale.

During 2002, we continued shifting our liability emphasis from borrowings to deposits, particularly lower costing core deposits. Deposits increased $163.5 million to $11.07 billion at December 31, 2002, from $10.90 billion at December 31, 2001. The increase in deposits was primarily due to an increase of $170.8 million in core deposits to $5.91 billion at December 31, 2002, from $5.74 billion at December 31, 2001 which was attributable to our continued emphasis on deposit generation through competitive rates, extensive product offerings and quality service. While total core deposits increased, our money market accounts, which are a component of core deposits, decreased $256.7 million to $1.70 billion at December 31, 2002, from $1.96 billion at December 31, 2001. The decrease in our money market accounts can be attributed to increased competition for money market and checking accounts. Certain local competitors, as well as recent entrants into the local market, have offered well above market rates for these types of deposits. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. Offsetting this decrease in our money market accounts were increases in savings accounts of $244.1 million and NOW and demand deposit accounts of $183.3 million. Despite increased local competition for checking accounts, we were successful in increasing the number of NOW and demand deposit accounts opened in 2002 due in large part to our PEAK process and an integrated checking account promotion, which were introduced in the first and second quarters of 2002, respectively. Reverse repurchase agreements decreased $1.10 billion to $6.29 billion at December 31, 2002, from $7.39 billion at December 31, 2001. FHLB-NY advances increased $150.0 million to $2.06 billion at December 31, 2002, from $1.91 billion at December 31, 2001. Other borrowings, net, decreased $50.6 million to $472.2 million at December 31, 2002, from $522.8 million at December 31, 2001. The net decrease in other borrowings was the result of the maturity of a $300.0 million medium-term note in June 2002, partially offset by the issuance of $250.0 million of senior unsecured notes during the quarter ended December 31, 2002. The decrease in borrowings reflects management's decision to utilize excess cash flow to repay various borrowings which matured during the year ended December 31, 2002.

Stockholders' equity increased to $1.55 billion at December 31, 2002, from $1.54 billion at December 31, 2001. The increase in stockholders' equity was the result of net income of $248.4 million, the effect of stock options exercised and related tax benefit of $22.3 million, an increase in accumulated other comprehensive income, net of tax, of $11.8 million and the amortization of the allocated portion of shares held by the ESOP of $10.2 million. These increases were partially offset by common stock repurchased of $211.1 million and dividends declared of $70.2 million.

Results of Operations

General

Net income for the year ended December 31, 2002 increased $25.5 million to $248.4 million, from $222.9 million for the year ended December 31, 2001. For the year ended December 31, 2002, diluted earnings per common share increased to $2.85 per share, from $2.35 per share for the year ended December 31, 2001. Return on average assets increased to 1.12% for the year ended December 31, 2002, from 0.99% for the year ended December 31, 2001. Return on average stockholders' equity increased to 15.87% for the year ended December 31, 2002, from 14.13% for the year ended December 31, 2001. Return on average tangible stockholders' equity increased to 18.00% for the year ended December 31, 2002, from 16.12% for the year ended December 31, 2001.

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

Net Interest Income

For the year ended December 31, 2002, net interest income increased $7.4 million to $464.4 million, from $457.0 million for the year ended December 31, 2001. This increase was primarily attributable to an increase in the net interest margin to 2.23% for the year ended December 31, 2002, from 2.12% for the year ended December 31, 2001. The increase in the net interest margin was primarily due to the decrease in the cost of funds due to the downward repricing of deposits as a result of the lower interest rate environment which persisted since June of 2001, along with the repayment of various higher cost borrowings. The average balance of net interest-earning assets decreased $328.5 million to $635.0 million at December 31, 2002, from $963.5 million at December 31, 2001. The decrease in the average balance of net interest-earning assets was the result of a decrease of $670.9 million in the average balance of total interest-earning assets to $20.84 billion for the year ended December 31, 2002, from $21.51 billion for the year ended December 31, 2001, partially offset by a decrease of $342.4 million in the average balance of total interest-bearing liabilities to $20.20 billion for the year ended December 31, 2002, from $20.54 billion for the year ended December 31, 2001. The net interest rate spread increased to 2.11% for the year ended December 31, 2002, from 1.91% for the year ended December 31, 2001. The change in the net interest rate spread was the result of a decrease in the average cost of interest-bearing liabilities to 3.97% for the year ended December 31, 2002, from 4.78% for the year ended December 31, 2001, partially offset by a decrease in the average yield on interest-earning assets to 6.08% for the year ended December 31, 2002, from 6.69% for the year ended December 31, 2001. The changes in such costs and yields were a result of the lower interest rate environment, in 2002 as compared to 2001, previously discussed. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Interest Income

Interest income for the year ended December 31, 2002 decreased $172.3 million to $1.27 billion, from $1.44 billion for the year ended December 31, 2001. This decrease was the result of a decrease in the average yield on interest-earning assets to 6.08% for the year ended December 31, 2002, from 6.69% for the year ended December 31, 2001, coupled with a decrease of $670.9 million in the average balance of interest-earning assets to $20.84 billion for the year ended December 31, 2002, from $21.51 billion for the year ended December 31, 2001. The decrease in the average yield on interest-earning assets was due to the decreases in the average yields on all asset categories as a result of the lower interest rate environment during the year ended December 31, 2002 than that which existed during the year ended December 31, 2001. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balances of mortgage-backed and other securities, resulting from principal repayments, maturities, calls and sales, and a decrease in the average balance of federal funds sold and repurchase agreements, partially offset by increases in the average balances of mortgage loans, primarily multi-family, commercial real estate and construction loans, and consumer and other loans. Also contributing to the decrease in the average balance of interest-earning assets was the purchase of an additional $100.0 million of BOLI in the first quarter of 2002. The decrease and shift in the average balances of interest-earning assets reflects our decision over the past several years to limit balance sheet growth and reposition the balance sheet by emphasizing mortgage lending.

Interest income on one-to-four family mortgage loans decreased $68.3 million to $626.3 million for the year ended December 31, 2002, from $694.6 million for the year ended December 31, 2001, which was primarily the result of a decrease in the average yield to 6.21% for the year ended December 31, 2002, from 6.90% for the year ended December 31, 2001, slightly offset by an increase of $8.2 million in the average balance of such loans. The slight increase in the average balance of one-to-four family mortgage loans reflects the strong level of originations and purchases in 2002, substantially offset by the extraordinarily high level of repayment activity, due to refinancings, particularly in the second half of 2002. Interest income on multi-family, commercial real estate and construction loans increased $38.5 million to $162.7 million for the year ended December 31, 2002, from $124.2 million for the year ended December 31, 2001, which was primarily the result of an increase of $585.3 million in the average balance of such loans, partially offset by a decrease in the average yield to 7.85% for the year ended December 31, 2002, from 8.35% for the year ended December 31, 2001. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the increase in originations of such loans, coupled with the fact that we have not experienced significant repayment activity within this portfolio in 2002 in part due to the prepayment penalties associated with these loans. The increase in the average balance of total mortgage loans reflects our continued emphasis on the origination of mortgage loans. The decrease in the average yields on mortgage loans reflects the lower interest rate environment during 2002 as compared to 2001 as higher rate loans were repaid and replaced with lower yielding new originations and purchases and ARM loans repriced. Additionally, the yield is also negatively impacted by accelerated loan premium amortization as a result of the increased refinance activity.

Interest income on consumer and other loans decreased $230,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001 resulting from a decrease in the average yield to 5.74% for the year ended December 31, 2002, from 8.63% for the year ended December 31, 2001, partially offset by an increase of $100.2 million in the average balance of this portfolio. The changes in interest income on consumer and other loans were primarily attributable to home equity lines of credit which represented 86.5% of this portfolio at December 31, 2002. The decrease in the average yield on consumer and other loans was primarily the result of a decrease in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate decreased 475 basis points during the year ended December 31, 2001 and 50 basis points during the year ended December 31, 2002. The increase in the average balance of consumer and other loans was due to the increase in home equity lines of credit as a result of the strong housing market combined with low interest rates during 2002 and 2001.

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

Interest Expense

Interest expense for the year ended December 31, 2002 decreased $179.8 million to $801.8 million, from $981.6 million for the year ended December 31, 2001. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 3.97% for the year ended December 31, 2002, from 4.78% for the year ended December 31, 2001, coupled with a decrease of $342.4 million in the average balance of interest-bearing liabilities to $20.20 billion for the year ended December 31, 2002, from $20.54 billion for the year ended December 31, 2001. The decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the lower interest rate environment, which has prevailed since June 2001 and throughout 2002, primarily on the cost of our deposits. The decrease in the average balance of interest-bearing liabilities was attributable to a decrease in borrowings, due to the repayment of matured borrowings, partially offset by an increase in deposits, which reflects our decision over the past several years to reposition the balance sheet through, in part, a shift in our liability mix toward lower costing and less interest rate sensitive core deposits.

Interest expense on deposits decreased $112.0 million, to $288.0 million for the year ended December 31, 2002, from $400.0 million for the year ended December 31, 2001, reflecting a decrease in the average cost of deposits to 2.59% for the year ended December 31, 2002, from 3.80% for the year ended December 31, 2001, partially offset by an increase of $575.1 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories, primarily on our certificates of deposit and money market accounts, as a result of the lower interest rate environment which has continued into 2002. The increase in the average balance of total deposits was primarily the result of increases in the average balances of savings, NOW and demand deposit and money market accounts, partially offset by a slight decrease in the average balance of certificates of deposit.

Interest expense on certificates of deposit decreased $59.9 million resulting from a decrease in the average cost to 4.29% for the year ended December 31, 2002, from 5.42% for the year ended December 31, 2001, coupled with a $19.6 million decrease in the average balance.

Interest expense on money market accounts decreased $33.0 million reflecting a decrease in the average cost to 1.73% for the year ended December 31, 2002, from 3.78% for the year ended December 31, 2001, partially offset by an increase of $141.9 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 87.1% of the balance at December 31, 2002 in the highest tier.

Interest expense on savings accounts decreased $17.2 million which was attributable to a decrease in the average cost to 1.06% for the year ended December 31, 2002, from 1.85% for the year ended December 31, 2001, partially offset by an increase of $258.5 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $1.9 million as a result of a decrease in the average cost to 0.25% for the year ended December 31, 2002, from 0.47% for the year ended December 31, 2001, partially offset by an increase of $194.3 million in the average balance. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on deposit generation.

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

Provision for Loan Losses

Provision for loan losses decreased $1.7 million, to $2.3 million for the year ended December 31, 2002 compared to $4.0 million for the year ended December 31, 2001. During the third quarter of 2002, we performed an analysis of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages. Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Our analysis indicated that our estimate of losses inherent in our portfolio exceeded our actual charge-off history during the 2002 economic downturn. In response to the results of that analysis, we adjusted our allowance coverage percentages for our portfolio segments accordingly. As a result of our analysis, no provision for loan losses was recorded for the 2002 fourth quarter.

The allowance for loan losses increased to $83.5 million at December 31, 2002, from $82.3 million at December 31, 2001. Net loan charge-offs totaled $1.0 million for the year ended December 31, 2002 compared to $1.7 million for the year ended December 31, 2001. Non-performing loans decreased $2.6 million to $34.5 million at December 31, 2002, from $37.1 million at December 31, 2001. The allowance for loan losses as a percentage of non-performing loans increased to 242.04% at December 31, 2002, from 221.70% at December 31, 2001 primarily due to the decrease in non-performing loans from December 31, 2001 to December 31, 2002. The allowance for loan losses as a percentage of total loans was 0.69% at December 31, 2002 and 0.68% at December 31, 2001. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

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

Mortgage banking income, net, decreased $9.8 million to net mortgage banking loss of $2.3 million for the year ended December 31, 2002, compared to net mortgage banking income of $7.5 million for the year ended December 31, 2001. This decrease was primarily due to increases in the provision for the valuation allowance of MSR and the amortization of MSR, coupled with a decrease in loan servicing fees. These changes were partially offset by an increase in the gain on sales of loans. The valuation allowance adjustments for the impairment of MSR increased $9.5 million to $10.8 million for the year ended December 31, 2002, from $1.3 million for the year ended December 31, 2001. This increase was related to the current and forecasted lower interest rate environment and projected accelerated loan prepayment speeds at December 31, 2002 as compared to December 31, 2001. Amortization of mortgage servicing rights increased $655,000 to $10.2 million for the year ended December 31, 2002, from $9.6 million for the year ended December 31, 2001. Loan servicing fees decreased $3.0 million to $12.1 million for the year ended December 31, 2002, from $15.1 million for the year ended December 31, 2001. This decrease in loan servicing fees was the result of a decrease in the balance of loans serviced for others to $2.67 billion at December 31, 2002, from $3.32 billion at December 31, 2001. The decrease in the balance of loans serviced for others was the result of runoff in that portfolio, due to repayments in the lower interest rate environment exceeding the level of new servicing volume from loan sales. Net gain on sales of loans increased $3.3 million to $6.6 million for the year ended December 31, 2002, from $3.3 million for the year ended December 31, 2001. The increase in net gain on sales of loans was primarily due to an increase in the volume of fixed rate loans originated and sold into the secondary market during 2002. The lower interest rate environment in 2002 as compared to 2001 resulted in a significant increase in refinance activity and greater demand for fixed rate loans, the majority of which are not retained for our portfolio.

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

Other non-interest income increased $2.7 million to $9.6 million for the year ended December 31, 2002, from $6.9 million for the year ended December 31, 2001. This increase was primarily due to the receipt in 2002 of a $3.8 million net insurance settlement regarding a lawsuit, partially offset by income recognized in 2001 related to the dissolution of a trust account previously established for certain former executives.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2002 totaled $198.0 million, an increase of $184,000 from $197.8 million for the year ended December 31, 2001. This increase was primarily due to an increase of $17.0 million in general and administrative expense to $195.8 million for the year ended December 31, 2002, from $178.8 million for the year ended December 31, 2001, coupled with a $2.2 million prepayment penalty incurred in December 2002 on the prepayment of a $100.0 million reverse repurchase agreement. These increases were substantially offset by the elimination of goodwill amortization upon adoption of SFAS No. 142 effective January 1, 2002, which totaled $19.1 million for the year ended December 31, 2001. The increase in general and administrative expense was primarily due to an increase in compensation and benefits expense.

Compensation and benefits expense increased $13.9 million to $106.7 million for the year ended December 31, 2002, from $92.8 million for the year ended December 31, 2001. This increase was attributable to staff additions, primarily in our retail banking network, and normal annual increases in salaries, coupled with an increase in pension and other postretirement benefits expense of $3.4 million and an increase in ESOP expense of $2.4 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase in pension expense is primarily related to the decrease in the value of our pension assets which is a result of the continued decline in the equities markets during 2002. The increase in ESOP expense was due to the increase in eligible compensation, coupled with the higher average market value of our common stock during the year ended December 31, 2002 compared to the year ended December 31, 2001.

Other expense increased $2.6 million to $29.2 million for the year ended December 31, 2002, from $26.6 million for the year ended December 31, 2001, primarily due to a decrease in the fair value of our $300.0 million notional amount of interest rate cap agreements. The interest rate caps, which did not qualify for hedge accounting treatment, were purchased in the second half of 2001 as protection against interest rate increases during the next several years as part of management's interest rate risk strategy.

Our percentage of general and administrative expense to average assets increased to 0.88% for the year ended December 31, 2002, from 0.79% for the year ended December 31, 2001. The efficiency ratio increased to 34.25% for the year ended December 31, 2002, from 32.68% for the year ended December 31, 2001. The increases in these ratios are attributable to the increase in general and administrative expense for the year ended December 31, 2002 compared to the year ended December 31, 2001.

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

Asset Quality

Our non-performing assets continue to remain at very low levels in relation to both the size of our loan portfolio and relative to our peers. Non-performing assets decreased $4.3 million to $31.3 million at December 31, 2003, from $35.6 million at December 31, 2002. The ratio of non-performing loans to total loans decreased to 0.23% at December 31, 2003, from 0.29% at December 31, 2002. The ratio of non-performing assets to total assets decreased to 0.14% at December 31, 2003, from 0.16% at December 31, 2002. See Item 1, "Business" for further discussion of our asset quality.

Non-Performing Assets

The following table sets forth information regarding non-performing assets. In addition to the non-performing loans, we had $839,000 of potential problem loans at December 31, 2003 compared to $1.5 million at December 31, 2002. Such loans are 60-89 days delinquent as shown on page 62.

                                                                  At December 31,
                                                  -----------------------------------------------
(Dollars in Thousands)                              2003      2002      2001      2000      1999
-------------------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)         $28,321   $31,997   $34,848   $34,332   $48,830
Non-accrual delinquent consumer and other loans       792     1,485       991       903     1,626
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                        563     1,035     1,277       952     2,913
-------------------------------------------------------------------------------------------------
Total non-performing loans                         29,676    34,517    37,116    36,187    53,369
Real estate owned, net (3)                          1,635     1,091     2,987     3,801     5,080
-------------------------------------------------------------------------------------------------
Total non-performing assets                       $31,311   $35,608   $40,103   $39,988   $58,449
=================================================================================================
Non-performing loans to total loans                  0.23%     0.29%     0.31%     0.32%     0.52%
Non-performing loans to total assets                 0.13      0.16      0.16      0.16      0.24
Non-performing assets to total assets                0.14      0.16      0.18      0.18      0.26

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

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.9 million for the year ended December 31, 2003 and $2.3 million for each of the years ended December 31, 2002 and 2001. This compares to actual payments recorded as interest income, with respect to such loans, of $1.2 million for the year ended December 31, 2003, $1.6 million for the year ended December 31, 2002 and $1.8 million for the year ended December 31, 2001.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $3.9 million at December 31, 2003, $5.0 million at December 31, 2002, $5.4 million at December 31, 2001, $5.2 million at December 31, 2000 and $6.7 million at December 31, 1999.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2003, 2002 and 2001.



                                           Principal Balance of Loans Past Due
                                         --------------------------------------
                                             60-89 Days        90 Days or More
                                         --------------------------------------
                                          Number              Number
(Dollars in Thousands)                   of Loans   Amount   of Loans    Amount
-------------------------------------------------------------------------------
At December 31, 2003:
   Mortgage loans:
      One-to-four family                      5     $  192      143     $22,744
      Multi-family                            1         60       10       3,448
      Commercial real estate                 --         --        4       2,692
   Consumer and other loans                  83        587       90         792
-------------------------------------------------------------------------------
   Total delinquent loans                    89     $  839      247     $29,676
===============================================================================
   Delinquent loans to total loans                    0.01%                0.23%

At December 31, 2002:
   Mortgage loans:
      One-to-four family                     12     $  417      185     $30,130
      Multi-family                            1        192        6       2,114
      Commercial real estate                  2        324        1         788
   Consumer and other loans                  85        571      131       1,485
-------------------------------------------------------------------------------
   Total delinquent loans                   100     $1,504      323     $34,517
===============================================================================
   Delinquent loans to total loans                    0.01%                0.29%

At December 31, 2001:
   Mortgage loans:
      One-to-four family                     20     $1,269      222     $31,991
      Multi-family                            1         84        5       1,860
      Commercial real estate                  5      1,395        4       1,752
      Construction                           --         --        1         522
   Consumer and other loans                 102        491      104         991
-------------------------------------------------------------------------------
   Total delinquent loans                   128     $3,239      336     $37,116
===============================================================================
   Delinquent loans to total loans                    0.03%                0.31%

Classified Assets

The following table sets forth the carrying value of our assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at December 31, 2003. There were no assets classified as loss at December 31, 2003.

                                   Special Mention        Substandard           Doubtful
                                 ------------------   ------------------   -----------------
                                  Number               Number               Number
(Dollars in Thousands)           of Loans    Amount   of Loans    Amount   of Loans   Amount
--------------------------------------------------------------------------------------------
Loans:
   Mortgage Loans:
      One-to-four family            --      $    --      140     $22,734       4       $289
      Multi-family                   6        6,703       14       4,918      --         --
      Commercial real estate         5        9,025        5       2,629      --         --
      Construction                   2        1,234       --          --      --         --
   Consumer and other loans          2          239       91         806      --         --
--------------------------------------------------------------------------------------------
Total loans                         15       17,201      250      31,087       4        289
Real estate owned:
   One-to-four family               --           --        8       1,635      --         --
--------------------------------------------------------------------------------------------
Total classified assets             15      $17,201      258     $32,722       4       $289
============================================================================================

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.


                                                      At or For the Year Ended December 31,
                                                 -----------------------------------------------
(Dollars in Thousands)                             2003      2002      2001      2000      1999
------------------------------------------------------------------------------------------------
Allowance for losses on loans:
Balance at beginning of year                     $83,546   $82,285   $79,931   $76,578   $74,403
   Provision charged to operations                    --     2,307     4,028     4,014     4,119
   Charge-offs:
      One-to-four family                            (194)     (325)     (506)     (963)   (1,554)
      Multi-family                                    --       (83)       (3)       (8)      (12)
      Commercial real estate                          --      (268)     (464)       --      (686)
      Construction                                    --      (281)       --        --      (159)
      Consumer and other loans                    (1,142)   (1,251)   (1,554)   (1,678)   (4,298)
------------------------------------------------------------------------------------------------
   Total charge-offs                              (1,336)   (2,208)   (2,527)   (2,649)   (6,709)
------------------------------------------------------------------------------------------------
   Recoveries:
      One-to-four family                             111       241       263       802     1,540
      Multi-family                                    --        83        --       136       270
      Commercial real estate                          20       291        --       496     1,591
      Construction                                    --        --         9        79        --
      Consumer and other loans                       780       547       581       475     1,364
------------------------------------------------------------------------------------------------
   Total recoveries                                  911     1,162       853     1,988     4,765
------------------------------------------------------------------------------------------------
   Net charge-offs                                  (425)   (1,046)   (1,674)     (661)   (1,944)
------------------------------------------------------------------------------------------------
Balance at end of year                           $83,121   $83,546   $82,285   $79,931   $76,578
================================================================================================

Net charge-offs during the year to average
   loans outstanding during the year                0.00%     0.01%     0.01%     0.01%     0.02%
Allowance for loan losses to total loans
   at end of year                                   0.66      0.69      0.68      0.70      0.74
Allowance for loan losses to non-performing
   loans at end of year                           280.10    242.04    221.70    220.88    143.49

Allowance for losses on REO:
Balance at beginning of year                     $     4   $    --   $     3   $   171   $   689
   Provision (recovery) recorded to operations         4         4       (64)     (109)      (38)
   Charge-offs                                        (8)       --       (17)     (113)     (587)
   Recoveries                                         --        --        78        54       107
------------------------------------------------------------------------------------------------
Balance at end of year                           $    --   $     4   $    --   $     3   $   171
================================================================================================

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The increases in the reserves allocated to multi-family and commercial real estate loans reflect the overall increases in the balances of those portfolios. The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance is available for losses applicable to the entire loan portfolio.

                                                               At December 31,
                                  ---------------------------------------------------------------------
                                           2003                    2002                    2001
                                  ---------------------------------------------------------------------
                                             % of Loans              % of Loans              % of Loans
                                                 to                      to                      to
(Dollars in Thousands)             Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
-------------------------------------------------------------------------------------------------------
One-to-four family                $39,614      71.13%     $45,485      76.86%     $49,122      83.59%
Multi-family                       16,440      17.69       12,449      13.35        8,612       9.05
Commercial real estate             11,006       6.98       10,099       6.21        8,529       4.95
Construction                        1,695       0.79          786       0.47        1,329       0.42
Consumer and other loans           14,366       3.41       14,727       3.11       14,693       1.99
-------------------------------------------------------------------------------------------------------
Total allowance for loan losses   $83,121     100.00%     $83,546     100.00%     $82,285     100.00%
=======================================================================================================

                                                  At December 31,
                                  ---------------------------------------------
                                           2000                    1999
                                  ---------------------------------------------
                                             % of Loans              % of Loans
                                                 to                      to
(Dollars in Thousands)             Amount   Total Loans    Amount   Total Loans
-------------------------------------------------------------------------------
One-to-four family                $49,826      86.79%     $44,556      88.07%
Multi-family                        6,721       7.07        5,086       6.02
Commercial real estate              7,771       4.23        8,440       3.89
Construction                          573       0.30        2,325       0.34
Consumer and other loans           15,040       1.61       16,171       1.68
-------------------------------------------------------------------------------
Total allowance for loan losses   $79,931     100.00%     $76,578     100.00%
===============================================================================

Impact of Accounting Standards and Interpretations

On January 12, 2004, the FASB issued Staff Position No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements. We have elected to defer accounting for the effects of the Medicare Act. The specific authoritative guidance on accounting for the federal subsidy is pending and the issued guidance could require us to change previously reported information. As a result, we have not yet determined the impact of the Medicare Act on our financial condition or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements Nos. 87, 88 and 106," or SFAS No. 132(R). SFAS No. 132(R) requires additional disclosures to those in the original statement about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends Accounting Principles Board, or APB, Opinion No. 28, "Interim Financial Reporting," to require interim disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. SFAS No. 132(R) is effective for financial statements for fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments which is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by SFAS No. 132(R) are effective for interim periods beginning after December 15, 2003. As the provisions of

SFAS No. 132(R) are disclosure related, the adoption of SFAS No. 132(R) had no impact on our financial condition or results of operations. The revised disclosures are provided in Note 16 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (referred to as "variable interest entities"). When issued, FIN 46 was to be applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003, FIN 46 was to be applied in the first fiscal year or interim period beginning after June 15, 2003, and could have been applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In October 2003, the FASB issued a Staff Position which delayed the effective date of FIN 46 for a public entity until the end of the first interim or annual period ending after December 15, 2003, provided that the variable interest entity was created before February 1, 2003 and the public entity had not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than certain disclosures required by paragraph 26 of FIN 46. In December 2003, the FASB issued FIN 46(R) which replaced FIN 46. The transition guidance for public entities requires the application of either FIN 46 or FIN 46(R) to all variable interest entities in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. However, all public entities are required to fully implement FIN 46(R) no later than the end of the first reporting period ending after March 15, 2004. We have chosen to apply FIN 46 as of December 31, 2003. The adoption of the currently effective provisions of FIN 46 did not have a material impact on our financial condition or results of operations. Effective January 1, 2004, we adopted FIN 46(R), which requires us to deconsolidate our wholly-owned subsidiary Astoria Capital Trust I. The impact of this deconsolidation on financial statements for periods ending after March 15, 2004 will be to increase consolidated total assets by $3.9 million, reflecting our investment in the common securities of Astoria Capital Trust I, and increase consolidated total borrowings by $3.9 million, reflecting the difference between the aggregate principal amount of the junior subordinated debentures we issued to Astoria Capital Trust I and the aggregate principal amount of Capital Securities issued by Astoria Capital Trust I in the private placement completed in 1999.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 68, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $2.18 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $161.9 million classified according to their maturity dates, of which $141.6 million are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current low interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at December 31, 2003 was negative 6.83%. This compares to a one-year cumulative gap of 18.15% at December 31, 2002, as previously reported. The December 31, 2002 Gap Table includes callable securities classified according to their call dates. We have determined that the callable securities remaining in our portfolio at December 31, 2003 will not likely be called and, as such, have changed our classification of these securities to maturity dates in the December 31, 2003 Gap Table. Our one-year cumulative gap at December 31, 2002 would have been 16.79% if callable securities had been classified according to their maturity dates. The decrease in our one-year cumulative gap is primarily attributable to a shift in borrowings maturing in 2004 which were classified in the more than one year to three years category at December 31, 2002 and are classified in the one year or less category at December 31, 2003. Also contributing to the decrease in our one-year cumulative gap is a decrease in mortgage-backed securities repayment assumptions, which is reflective of the current coupon rates and average lives of the securities in our portfolio at December 31, 2003.

                                                                   At December 31, 2003
                                           ------------------------------------------------------------------
                                                          More than     More than
                                                           One Year    Three Years
                                             One Year        to            to        More than
(Dollars in Thousands)                       or Less     Three Years    Five Years   Five Years      Total
-------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                      $ 4,270,775    $3,066,651    $3,312,926   $1,522,945   $12,173,297
   Consumer and other loans (1)                407,897        23,103            --           --       431,000
   Federal funds sold and
      repurchase agreements                     65,926            --            --           --        65,926
   Mortgage-backed and other
      securities available-for-sale and
      FHLB stock                               898,369       789,032       546,351      714,695     2,948,447
   Mortgage-backed and other securities
      held-to-maturity                       1,503,003     1,959,651     1,175,942    1,141,750     5,780,346
-------------------------------------------------------------------------------------------------------------
Total interest-earning assets                7,145,970     5,838,437     5,035,219    3,379,390    21,399,016
Net unamortized purchase premiums
   and deferred costs (2)                       31,012        21,828        21,984       11,093        85,917
-------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)              7,176,982     5,860,265     5,057,203    3,390,483    21,484,933
-------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                     162,882       325,763       325,763    2,144,607     2,959,015
   Money market                              1,049,608        19,280        19,280      144,603     1,232,771
   NOW and demand deposit                       42,842        85,683        85,683    1,279,202     1,493,410
   Certificates of deposit                   2,710,436     1,870,550       813,270      107,142     5,501,398
   Borrowed funds                            4,744,564     1,792,226     2,718,596      372,785     9,628,171
-------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           8,710,332     4,093,502     3,962,592    4,048,339    20,814,765
-------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                    (1,533,350)    1,766,763     1,094,611     (657,856)  $   670,168
=============================================================================================================
Cumulative interest sensitivity gap        $(1,533,350)   $  233,413    $1,328,024   $  670,168
=============================================================================================================
Cumulative interest sensitivity
   gap as a percentage of total assets           (6.83)%        1.04%         5.91%        2.98%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                  82.40%       101.82%       107.92%      103.22%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2004 would decrease by approximately 0.54% from the base projection. At December 31, 2002, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have increased by approximately 1.10% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2004 would decrease by approximately 3.46% from the base projection. At December 31, 2002, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2003 would have decreased by approximately 1.09% from the base projection.

During the prevailing interest rate environment of the past two years, which has been characterized by significant declines in market interest rates, we have experienced very high levels of loan and mortgage-backed securities prepayments. These very high levels of prepayments continued during the first nine months of 2003. During that time, we continued to reprice our interest-bearing liabilities, although we were not able to do so to the same degree as our interest-earning assets. Interest rates began rising during the second half of 2003 and, as a result, we experienced a significant decline in mortgage loan and mortgage-backed securities cash flows, due to the decline in repayment activity, which also resulted in a decrease in premium amortization. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, if market interest rates remain at their present levels for a prolonged period of time the repricing of our liabilities will exceed the repricing of our assets and the reduced refinance activity will result in reduced premium amortization, resulting in a positive impact on our results of operations.

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

For our Consolidated Financial Statements, see index on page 75.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2003. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION

Information regarding directors and executive officers who are not directors of the Registrant is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the SEC within 120 days from December 31, 2003, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the SEC within 120 days from December 31, 2003, and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer, which is available on our investor relations website at http://ir.astoriafederal.com.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table," "Fiscal Year End Option/SAR Values," "Pension Plans," "Director Compensation," "Employment Agreements," "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the SEC within 120 days from December 31, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and information relating to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance is included in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the SEC within 120 days from December 31, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the SEC within 120 days from December 31, 2003, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is included under the headings "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the SEC within 120 days from December 31, 2003, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

      See Index to Consolidated Financial Statements on page 75.

   2. Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."

(b) Reports on Form 8-K filed during the last quarter of the Registrant's fiscal year ended December 31, 2003

     (1) Report on Form 8-K dated November 10, 2003 which includes under Item 9 of Form 8-K a press release dated November 5, 2003 announcing our participation in the 2003 Financial Services Conference sponsored by Sandler O'Neill & Partners, L.P. on November 13, 2003 and a written presentation which was made available at the 2003 Financial Services Conference, on our investor relations website and to interested investors and analysts during the quarter ended December 31, 2003. This report has been furnished but not filed pursuant to Regulation FD.

     (2) Report on Form 8-K dated October 16, 2003 which includes under Item 12 of Form 8-K a press release dated October 16, 2003 which includes highlights of our financial results for the quarter ended September 30, 2003. This report has been furnished but not filed pursuant to Regulation G.

     (3) Report on Form 8-K dated October 15, 2003 which includes under Item 5 of Form 8-K a press release dated October 15, 2003 announcing the retirement of a senior lending officer and the appointment of a new senior lending officer.

     (4) Report on Form 8-K dated October 1, 2003 which includes under Item 5 of Form 8-K a press release dated October 1, 2003 announcing the completion of the redemption of our 12% Noncumulative Perpetual Preferred Stock, Series B.

(c)  Exhibits

     See Index of Exhibits on page 114.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation


     /s/ George L. Engelke, Jr.                             Date: March 12, 2004
         -----------------------------------------------
         George L. Engelke, Jr.
         Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         NAME                                                          DATE
         ----                                                          ----


     /s/ George L. Engelke, Jr.                                   March 12, 2004
         -----------------------------------------------
         George L. Engelke, Jr.
         Chairman, President and Chief Executive Officer


     /s/ Monte N. Redman                                          March 12, 2004
         -----------------------------------------------
         Monte N. Redman
         Executive Vice President and Chief
         Financial Officer


     /s/ Gerard C. Keegan                                         March 12, 2004
         -----------------------------------------------
         Gerard C. Keegan
         Vice Chairman, Chief Administrative
         Officer and Director


     /s/ Andrew M. Burger                                         March 12, 2004
         -----------------------------------------------
         Andrew M. Burger
         Director


     /s/ Denis J. Connors                                         March 12, 2004
         -----------------------------------------------
         Denis J. Connors
         Director


     /s/ Thomas J. Donahue                                        March 12, 2004
         -----------------------------------------------
         Thomas J. Donahue
         Director


     /s/ Peter C. Haeffner, Jr.                                   March 12, 2004
         -----------------------------------------------
         Peter C. Haeffner, Jr.
         Director


     /s/ Ralph F. Palleschi                                       March 12, 2004
         -----------------------------------------------
         Ralph F. Palleschi
         Director



     /s/ Lawrence W. Peters                                       March 12, 2004
         -----------------------------------------------
         Lawrence W. Peters
         Director


     /s/ Thomas V. Powderly                                       March 12, 2004
         -----------------------------------------------
         Thomas V. Powderly
         Director


     /s/ Leo J. Waters                                            March 12, 2004
         -----------------------------------------------
         Leo J. Waters
         Director


     /s/ Donald D. Wenk                                           March 12, 2004
         -----------------------------------------------
         Donald D. Wenk
         Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                               Page
                                                                               ----
Consolidated Financial Statements
   Independent Auditors' Report.............................................    76
   Consolidated Statements of Financial Condition at
      December 31, 2003 and 2002............................................    77
   Consolidated Statements of Income for the years ended
      December 31, 2003, 2002 and 2001......................................    78
   Consolidated Statements of Changes in Stockholders'
      Equity for the years ended December 31, 2003, 2002 and 2001...........    79
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2003, 2002 and 2001......................................    80
   Notes to Consolidated Financial Statements...............................    81

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1(i) and 10 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ KPMG LLP
New York, New York
March 5, 2004

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                At December 31,
                                                                           -------------------------
(In Thousands, Except Share Data)                                              2003          2002
----------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                    $   173,828   $   167,605
Federal funds sold and repurchase agreements                                    65,926       510,252
Available-for-sale securities:
   Encumbered                                                                1,997,953     2,096,619
   Unencumbered                                                                657,039       695,962
----------------------------------------------------------------------------------------------------
                                                                             2,654,992     2,792,581
Held-to-maturity securities, fair value of $5,809,117
   and $5,100,565, respectively:
   Encumbered                                                                5,508,864     4,059,947
   Unencumbered                                                                283,863       981,310
----------------------------------------------------------------------------------------------------
                                                                             5,792,727     5,041,257
Federal Home Loan Bank of New York stock, at cost                              213,450       247,550
Loans held-for-sale, net                                                        23,023        62,669
Loans receivable                                                            12,686,987    12,059,361
   Allowance for loan losses                                                   (83,121)      (83,546)
----------------------------------------------------------------------------------------------------
Loans receivable, net                                                       12,603,866    11,975,815
Mortgage servicing rights, net                                                  17,952        20,411
Accrued interest receivable                                                     77,956        88,908
Premises and equipment, net                                                    160,089       157,297
Goodwill                                                                       185,151       185,151
Bank owned life insurance                                                      370,310       358,898
Other assets                                                                   118,395        89,435
----------------------------------------------------------------------------------------------------
Total assets                                                               $22,457,665   $21,697,829
====================================================================================================

LIABILITIES:
Deposits                                                                   $11,186,594   $11,067,196
Reverse repurchase agreements                                                7,235,000     6,285,000
Federal Home Loan Bank of New York advances                                  1,924,000     2,064,000
Other borrowings, net                                                          469,171       472,180
Mortgage escrow funds                                                          108,635       104,353
Accrued expenses and other liabilities                                         137,734       151,102
----------------------------------------------------------------------------------------------------
Total liabilities                                                           21,061,134    20,143,831

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,225,000 shares authorized and -0- shares
      issued and outstanding)                                                       --            --
   Series B (2,000,000 shares authorized; -0- and 2,000,000 shares
      issued and outstanding, respectively)                                         --         2,000
Common stock, $.01 par value; (200,000,000 shares authorized;
   110,996,592 shares issued; and 78,670,254 and 84,805,817
   shares outstanding, respectively)                                             1,110         1,110
Additional paid-in capital                                                     798,583       840,186
Retained earnings                                                            1,481,546     1,368,062
Treasury stock (32,326,338 and 26,190,775 shares, at cost, respectively)      (811,993)     (639,579)
Accumulated other comprehensive (loss) income                                  (46,489)        9,800
Unallocated common stock held by ESOP (4,760,054 and 5,018,500 shares,
   respectively)                                                               (26,226)      (27,581)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   1,396,531     1,553,998
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $22,457,665   $21,697,829
====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Year Ended December 31,
                                                        ---------------------------------------
(In Thousands, Except Share Data)                          2003          2002          2001
-----------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                $   466,544   $   626,251   $   694,596
      Multi-family, commercial real
         estate and construction                            203,785       162,677       124,163
   Consumer and other loans                                  19,247        17,623        17,853
   Mortgage-backed securities                               337,222       377,623       462,621
   Other securities                                          28,955        69,211       107,315
   Federal funds sold and repurchase agreements               1,538        12,877        32,015
-----------------------------------------------------------------------------------------------
Total interest income                                     1,057,291     1,266,262     1,438,563
-----------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                 225,251       288,000       399,989
   Borrowed funds                                           452,502       513,838       581,616
-----------------------------------------------------------------------------------------------
Total interest expense                                      677,753       801,838       981,605
-----------------------------------------------------------------------------------------------
Net interest income                                         379,538       464,424       456,958
Provision for loan losses                                        --         2,307         4,028
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         379,538       462,117       452,930
-----------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                     59,841        60,190        52,027
   Other loan fees                                            7,556         7,696         6,864
   Net gain on sales of securities                            7,346        10,772            --
   Mortgage banking income, net                              10,291        (2,261)        7,515
   Income from bank owned life insurance                     19,978        21,398        16,848
   Other                                                     14,549         9,612         6,851
-----------------------------------------------------------------------------------------------
Total non-interest income                                   119,561       107,407        90,105
-----------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                             110,349       106,704        92,823
      Occupancy, equipment and systems                       59,892        53,125        52,390
      Federal deposit insurance premiums                      1,896         1,996         1,996
      Advertising                                             5,833         4,806         4,947
      Other                                                  27,907        29,196        26,611
-----------------------------------------------------------------------------------------------
   Total general and administrative                         205,877       195,827       178,767
   Extinguishment of debt                                        --         2,202            --
   Amortization of goodwill                                      --            --        19,078
-----------------------------------------------------------------------------------------------
Total non-interest expense                                  205,877       198,029       197,845
-----------------------------------------------------------------------------------------------
Income before income tax expense and cumulative
   effect of accounting change                              293,222       371,495       345,190
Income tax expense                                           96,376       123,066       120,036
-----------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change        196,846       248,429       225,154
Cumulative effect of accounting change, net of tax               --            --        (2,294)
-----------------------------------------------------------------------------------------------
Net income                                              $  $196,846   $   248,429   $   222,860
===============================================================================================
Basic earnings per common share:
   Income before accounting change                      $      2.52   $      2.90   $      2.43
   Cumulative effect of accounting change, net of tax            --            --         (0.03)
-----------------------------------------------------------------------------------------------
   Net basic earnings per common share                  $      2.52   $      2.90   $      2.40
===============================================================================================
Diluted earnings per common share:
   Income before accounting change                      $      2.49   $      2.85   $      2.38
   Cumulative effect of accounting change, net of tax            --            --         (0.03)
-----------------------------------------------------------------------------------------------
   Net diluted earnings per common share                $      2.49   $      2.85   $      2.35
===============================================================================================
Basic weighted average common shares                     76,383,304    83,514,927    90,450,157
Diluted weighted average common and
   common equivalent shares                              77,294,705    84,919,651    92,174,012

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                                                                        Additional
                                                                   Preferred   Common     Paid-in
(In Thousands, Except Share Data)                        Total       Stock      Stock     Capital
--------------------------------------------------------------------------------------------------
Balance at December 31, 2000                          $1,513,163    $ 2,000    $1,110    $806,802

Comprehensive income:
   Net income                                            222,860         --        --          --
   Other comprehensive income, net of tax:
      Net unrealized gain on securities                  115,091         --        --          --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                   3,985         --        --          --
                                                      ----------
Comprehensive income                                     341,936
                                                      ----------
Common stock repurchased (10,303,600 shares)            (289,087)        --        --          --
Dividends on common and preferred stock
   and amortization of purchase premium                  (61,321)        --        --      (1,304)
Exercise of stock options and related tax benefit
   (1,783,236 shares issued)                              29,890         --        --      10,791
Amortization relating to allocation of ESOP stock          8,005         --        --       6,363

--------------------------------------------------------------------------------------------------
Balance at December 31, 2001                           1,542,586      2,000     1,110     822,652

Comprehensive income:
   Net income                                            248,429         --        --          --
   Other comprehensive income (loss), net of tax:
      Net unrealized gain on securities                    5,340         --        --          --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                   8,317         --        --          --
      Net unrealized loss on cash flow hedge              (1,871)        --        --          --
      Minimum pension liability adjustment                   (19)        --        --          --
                                                      ----------
Comprehensive income                                     260,196
                                                      ----------
Common stock repurchased (7,283,400 shares)             (211,103)        --        --          --
Dividends on common and preferred stock
   and amortization of purchase premium                  (70,160)        --        --      (1,304)
Exercise of stock options and related tax benefit
   (1,322,473 shares issued)                              22,256         --        --      10,514
Amortization relating to allocation of ESOP stock         10,223         --        --       8,324

--------------------------------------------------------------------------------------------------
Balance at December 31, 2002                           1,553,998      2,000     1,110     840,186

Comprehensive income:
   Net income                                            196,846         --        --          --
   Other comprehensive (loss) income, net of tax:
      Net unrealized loss on securities                  (57,226)        --        --          --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                     775         --        --          --
      Reclassification of net unrealized loss on
         cash flow hedge                                     191         --        --          --
      Minimum pension liability adjustment                   (29)        --        --          --
                                                      ----------
Comprehensive income                                     140,557
                                                      ----------
Common stock repurchased (7,073,800 shares)             (195,471)        --        --          --
Redemption of preferred stock                            (54,500)    (2,000)       --     (52,500)
Dividends on common and preferred stock
   and amortization of purchase premium                  (70,076)        --        --        (978)
Exercise of stock options and related tax benefit
   (938,237 shares issued)                                14,851         --        --       6,058
Amortization relating to allocation of ESOP stock          7,172         --        --       5,817

--------------------------------------------------------------------------------------------------
Balance at December 31, 2003                          $1,396,531    $    --    $1,110    $798,583
==================================================================================================

                                                                                Accumulated    Unallocated
                                                                                   Other         Common
                                                       Retained     Treasury   Comprehensive   Stock Held
(In Thousands, Except Share Data)                      Earnings      Stock     (Loss) Income     by ESOP
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                          $1,059,048   $(203,632)    $(121,043)     $(31,122)

Comprehensive income:
   Net income                                            222,860          --            --            --
   Other comprehensive income, net of tax:
      Net unrealized gain on securities                       --          --       115,091            --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                      --          --         3,985            --

Comprehensive income

Common stock repurchased (10,303,600 shares)                  --    (289,087)           --            --
Dividends on common and preferred stock
   and amortization of purchase premium                  (60,017)         --            --            --
Exercise of stock options and related tax benefit
   (1,783,236 shares issued)                             (14,149)     33,248            --            --
Amortization relating to allocation of ESOP stock             --          --            --         1,642

----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                           1,207,742    (459,471)       (1,967)      (29,480)

Comprehensive income:
   Net income                                            248,429          --            --            --
   Other comprehensive income (loss), net of tax:
      Net unrealized gain on securities                       --          --         5,340            --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                      --          --         8,317            --
      Net unrealized loss on cash flow hedge                  --          --        (1,871)           --
      Minimum pension liability adjustment                    --          --           (19)           --

Comprehensive income

Common stock repurchased (7,283,400 shares)                   --    (211,103)           --            --
Dividends on common and preferred stock
   and amortization of purchase premium                  (68,856)         --            --            --
Exercise of stock options and related tax benefit
   (1,322,473 shares issued)                             (19,253)     30,995            --            --
Amortization relating to allocation of ESOP stock             --          --            --         1,899

----------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                           1,368,062    (639,579)        9,800       (27,581)

Comprehensive income:
   Net income                                            196,846          --            --            --
   Other comprehensive (loss) income, net of tax:
      Net unrealized loss on securities                       --          --       (57,226)           --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                      --          --           775            --
      Reclassification of net unrealized loss on
         cash flow hedge                                      --          --           191            --
      Minimum pension liability adjustment                    --          --           (29)           --

Comprehensive income

Common stock repurchased (7,073,800 shares)                   --    (195,471)           --            --
Redemption of preferred stock                                 --          --            --            --
Dividends on common and preferred stock
   and amortization of purchase premium                  (69,098)         --            --            --
Exercise of stock options and related tax benefit
   (938,237 shares issued)                               (14,264)     23,057            --            --
Amortization relating to allocation of ESOP stock             --          --            --         1,355

----------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                          $1,481,546   $(811,993)    $ (46,489)     $(26,226)
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Year Ended December 31,
                                                                                   ---------------------------------------
(In Thousands)                                                                         2003          2002         2001
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $   196,846   $   248,429   $   222,860
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Net premium amortization on mortgage loans and
         mortgage-backed securities                                                    113,031        52,602        22,495
      Net amortization (accretion) on other securities, consumer and
         other loans and borrowings                                                        981       (40,133)      (57,279)
      Net provision for loan and real estate losses                                          4         2,311         3,964
      Depreciation and amortization                                                     12,474        10,581        12,648
      Net gain on sales of loans and securities                                        (19,482)      (17,417)       (3,276)
      Gain on sale of joint venture real estate investment                             (10,058)           --            --
      Originations of loans held-for-sale                                             (616,804)     (486,516)     (409,943)
      Proceeds from sales and principal repayments of loans held-for-sale              668,586       473,882       385,528
      Amortization of goodwill                                                              --            --        19,078
      Cumulative effect of accounting change, net of tax                                    --            --         2,294
      Amortization relating to allocation of ESOP stock                                  7,172        10,223         8,005
      Decrease in accrued interest receivable                                           10,952         7,365        13,166
      Mortgage servicing rights amortization and valuation allowance,
         net of capitalized amounts                                                      2,459        14,884         5,667
      Income from bank owned life insurance, net of insurance
         proceeds received                                                             (11,412)      (16,147)        8,814
      Decrease in other assets                                                          12,376        15,980         9,060
      Decrease in accrued expenses and other liabilities                                (8,929)     (118,623)      (20,858)
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                     358,196       157,421       222,223
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Originations of loans receivable                                              (5,468,504)   (3,870,703)   (2,923,361)
      Loan purchases through third parties                                          (1,550,100)   (1,546,535)   (1,438,257)
      Principal payments on loans receivable                                         6,344,694     5,478,798     3,583,935
      Purchases of mortgage-backed securities held-to-maturity                      (5,521,833)   (4,608,574)   (1,741,702)
      Purchases of mortgage-backed securities available-for-sale                    (3,780,394)   (2,235,329)     (288,811)
      Purchases of other securities held-to-maturity                                        --        (9,978)           --
      Purchases of other securities available-for-sale                                    (600)      (21,022)       (2,005)
      Principal payments on mortgage-backed securities held-to-maturity              4,660,847     3,745,503     1,434,395
      Principal payments on mortgage-backed securities available-for-sale            2,209,760     2,348,406     1,571,022
      Proceeds from calls and maturities of other securities held-to-maturity           68,613       316,980       475,019
      Proceeds from calls and maturities of other securities available-for-sale        133,280       256,211       220,431
      Proceeds from sales of mortgage-backed securities available-for-sale           1,406,954       449,327            --
      Proceeds from sales of other securities available-for-sale                        50,056            --            --
      Net redemptions of FHLB stock                                                     34,100         2,900        34,800
      Proceeds from sales of real estate owned, net                                      1,528         3,643         6,235
      Purchases of premises and equipment, net of proceeds from sales                  (15,266)      (18,125)       (7,819)
      Net proceeds from sale of joint venture real estate investment                    10,140            --            --
      Purchase of bank owned life insurance                                                 --      (100,000)           --
--------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities                        (1,416,725)      191,502       923,882
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net increase in deposits                                                         119,398       163,503       831,995
      Net increase (decrease) in borrowings with original terms of three months
         or less                                                                       810,000       500,000       (50,000)
      Net proceeds from borrowings with original terms greater than three months     1,700,000       496,883       103,030
      Repayments of borrowings with original terms greater than three months        (1,700,000)   (2,000,450)     (553,122)
      Net increase (decrease) in mortgage escrow funds                                   4,282       (12,042)          (92)
      Cash paid for cash flow hedging instrument                                            --        (3,297)           --
      Common stock repurchased                                                        (195,471)     (211,103)     (289,087)
      Cash dividends paid to stockholders                                              (72,076)      (70,160)      (61,321)
      Redemption of preferred stock                                                    (54,500)           --            --
      Cash received for options exercised                                                8,793        11,742        19,099
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                           620,426    (1,124,924)          502
--------------------------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                         (438,103)     (776,001)    1,146,607
   Cash and cash equivalents at beginning of year                                      677,857     1,453,858       307,251
--------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                                        $   239,754   $   677,857   $ 1,453,858
==========================================================================================================================

Supplemental disclosures:
   Cash paid during the year:
      Interest                                                                     $   680,504   $   815,627   $   983,890
==========================================================================================================================
      Income taxes                                                                 $    88,478   $   112,652   $    88,133
==========================================================================================================================
   Additions to real estate owned                                                  $     2,075   $     1,971   $     5,585
==========================================================================================================================
   Securities transferred from available-for-sale
      to held-to-maturity                                                          $        --   $        --   $ 2,878,767
==========================================================================================================================

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The determination of our allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and judgments regarding goodwill and securities impairment are particularly critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from our estimates and assumptions. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(b) Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less. Astoria Federal is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $39.3 million at December 31, 2003 and $37.2 million at December 31, 2002.

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

(d) Securities

Management determines the appropriate classification of securities at the time of acquisition. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2003, 2002 and 2001, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the fair value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.

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

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the allocated cost of the loans.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We assess impairment of our MSR based on the estimated fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. We stratify our MSR by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair values of each MSR stratum are obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous assumptions including servicing income, servicing costs, market discount rates, prepayment speeds, default rates and other market driven data. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

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

(i) Goodwill

Effective January 1, 2002, we ceased recording amortization of goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Goodwill is presumed to have an indefinite useful life and is not amortized, but rather tested, at least annually, for impairment. For purposes of our goodwill impairment testing, we have identified a single reporting unit. We use the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value of our one reporting unit. If the fair value of our one reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our one reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit's goodwill to its carrying amount to determine if a write-down of goodwill is required. Prior to January 1, 2002, goodwill was amortized using the straight line method over varying periods of up to fifteen years and was periodically evaluated for impairment in response to changes in circumstances and events.

(j) Bank Owned Life Insurance, or BOLI

BOLI is carried at its cash surrender value and is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the cash surrender value.

(k) Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs. Thereafter, we maintain an allowance for decreases in value which are charged to income along with any additional expenses incurred on the property. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Real estate owned, net, which is included in other assets, amounted to $1.6 million at December 31, 2003 and $1.1 million at December 31, 2002.

(l) Reverse Repurchase Agreements (Securities Sold Under Agreements to
Repurchase)

We enter into sales of securities under agreements to repurchase with selected dealers and banks. Such agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in our consolidated statements of financial condition. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell us the same securities at the maturities of the agreements. We retain the right of substitution of collateral throughout the terms of the agreements. The securities underlying the agreements are classified as encumbered securities in our consolidated statements of financial condition.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(m) Derivative Instruments

As part of our asset/liability management program, we utilize, from time-to-time, interest rate caps, floors, locks or swaps to reduce our sensitivity to interest rate fluctuations. These agreements are derivative instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives that qualify for hedge accounting treatment are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For fair value hedges, changes in the fair values of the derivative instruments and the assets or liabilities being hedged are recognized in our results of operations. For cash flow hedges, changes in the fair values of the derivative instruments are reported in other comprehensive income. The gains and losses on derivative instruments that are reported in other comprehensive income are reflected in the results of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. We establish, at the inception of the hedge, the method we will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge (the amount by which hedge gains or losses differ from the corresponding losses or gains on the hedged item). The ineffective portion of any hedge is recognized in our results of operations.

We also have derivative instruments with no hedging designations. Changes in the fair values of these derivatives that do not qualify for hedge accounting treatment are recognized as income or expense in our results of operations. We do not use derivatives for trading purposes.

Net interest income is increased or decreased by amounts receivable or payable with respect to our derivatives which qualify for hedge accounting treatment. Other non-interest expense is increased or decreased by amortization and the changes in fair value of our derivatives which do not qualify for hedge accounting treatment.

(n) Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. Tax benefits attributable to stock option exercises are credited to additional paid-in capital.

(o) Earnings Per Common Share, or EPS

Basic EPS is computed by dividing net income less preferred dividends by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding less the weighted average number of unallocated shares held by the Employee Stock Ownership Plan, or ESOP.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements. On January 12, 2004, the Financial Accounting Standards Board, or FASB, issued Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which allows companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after December 7, 2003. We have elected to defer accounting for the effects of the Medicare Act in our 2003 consolidated financial statements. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Medicare Act. The specific authoritative guidance on accounting for the federal subsidy is pending and, when issued, could require us to change previously reported information.

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

(q) Stock Option Plans

We apply the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plans. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                For the Year Ended December 31,
                                                --------------------------------
(In Thousands, Except Per Share Data)              2003       2002       2001
-------------------------------------------------------------------------------
Net income:
   As reported                                   $196,846   $248,429   $222,860
   Deduct: Total stock-based compensation
      expense determined under fair value
      based method for all awards, net of
      related tax effects                           5,417      4,338      3,797
                                                 --------   --------   --------
   Pro forma                                     $191,429   $244,091   $219,063
                                                 ========   ========   ========

Basic earnings per common share:
   As reported                                   $   2.52   $   2.90   $   2.40
                                                 ========   ========   ========
   Pro forma                                     $   2.45   $   2.85   $   2.36
                                                 ========   ========   ========
Diluted earnings per common share:
   As reported                                   $   2.49   $   2.85   $   2.35
                                                 ========   ========   ========
   Pro forma                                     $   2.41   $   2.80   $   2.31
                                                 ========   ========   ========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(r) Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(2) Repurchase Agreements

Repurchase agreements averaged $132.6 million during the year ended December 31, 2003 and $183.5 million during the year ended December 31, 2002. The maximum amount of such agreements outstanding at any month end was $272.3 million during the year ended December 31, 2003 and $279.9 million during the year ended December 31, 2002. As of December 31, 2003, three repurchase agreements totaling $65.9 million were outstanding. As of December 31, 2002, three repurchase agreements totaling $279.9 million were outstanding. The fair value of the securities held under these agreements was $68.4 million as of December 31, 2003 and $286.8 million as of December 31, 2002. None of the securities held under these agreements were sold or repledged during the years ended December 31, 2003 and 2002.

(3) Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2003 and 2002 are as follows:

                                                             At December 31, 2003
                                              -------------------------------------------------
                                                              Gross        Gross      Estimated
                                               Amortized   Unrealized   Unrealized      Fair
(In Thousands)                                    Cost        Gains       Losses        Value
-----------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates (1)    $  161,199     $ 5,575     $    (50)   $  166,724
      REMICs and CMOs:
         Agency issuance (1)                   2,297,884         610      (70,643)    2,227,851
         Non-agency issuance                     109,669         170       (6,099)      103,740
-----------------------------------------------------------------------------------------------
   Total mortgage-backed securities            2,568,752       6,355      (76,792)    2,498,315
-----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S. Government
         and agencies                              1,738          36           (7)        1,767
      FNMA and FHLMC preferred stock             140,015          96       (8,750)      131,361
      Corporate debt and other securities         21,991       1,562           (4)       23,549
-----------------------------------------------------------------------------------------------
   Total other securities                        163,744       1,694       (8,761)      156,677
-----------------------------------------------------------------------------------------------
Total securities available-for-sale           $2,732,496     $ 8,049     $(85,553)   $2,654,992
===============================================================================================
Held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates (1)    $   14,345     $   984     $     --    $   15,329
      REMICs and CMOs:
         Agency issuance (1)                   4,958,633      30,955      (15,272)    4,974,316
         Non-agency issuance                     772,728       4,436       (5,143)      772,021
-----------------------------------------------------------------------------------------------
   Total mortgage-backed securities            5,745,706      36,375      (20,415)    5,761,666
-----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of states and political
         subdivisions                             37,038          --           --        37,038
      Corporate debt securities                    9,983         430           --        10,413
-----------------------------------------------------------------------------------------------
   Total other securities                         47,021         430           --        47,451
-----------------------------------------------------------------------------------------------
Total securities held-to-maturity             $5,792,727     $36,805     $(20,415)   $5,809,117
===============================================================================================

(1) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                                             At December 31, 2002
                                              -------------------------------------------------
                                                              Gross        Gross      Estimated
                                               Amortized   Unrealized   Unrealized      Fair
(In Thousands)                                   Cost         Gains      Losses         Value
-----------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates (1)    $  241,146     $ 8,369     $   (56)    $  249,459
      REMICs and CMOs:
         Agency issuance (1)                     608,076       8,561         (85)       616,552
         Non-agency issuance                   1,581,475       7,001        (854)     1,587,622
-----------------------------------------------------------------------------------------------
   Total mortgage-backed securities            2,430,697      23,931        (995)     2,453,633
-----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S. Government
         and agencies                            132,011       1,437          --        133,448
      FNMA and FHLMC preferred stock             140,015         667      (4,000)       136,682
      Corporate debt and other securities         67,854       1,492        (528)        68,818
-----------------------------------------------------------------------------------------------
   Total other securities                        339,880       3,596      (4,528)       338,948
-----------------------------------------------------------------------------------------------
Total securities available-for-sale           $2,770,577     $27,527     $(5,523)    $2,792,581
===============================================================================================
Held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates (1)    $   24,534     $ 1,656     $    --     $   26,190
      REMICs and CMOs:
         Agency issuance (1)                   3,595,244      51,348        (569)     3,646,023
         Non-agency issuance                   1,306,113       8,619      (1,383)     1,313,349
-----------------------------------------------------------------------------------------------
   Total mortgage-backed securities            4,925,891      61,623      (1,952)     4,985,562
-----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S. Government
         and agencies                             65,776         242          --         66,018
      Obligations of states and political
         subdivisions                             39,611          --          --         39,611
      Corporate debt securities                    9,979          --        (605)         9,374
-----------------------------------------------------------------------------------------------
   Total other securities                        115,366         242        (605)       115,003
-----------------------------------------------------------------------------------------------
Total securities held-to-maturity             $5,041,257     $61,865     $(2,557)    $5,100,565
===============================================================================================

(1) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below sets forth the estimated fair value of securities with gross unrealized losses at December 31, 2003, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer.

                                            Less Than Twelve Months   Twelve Months or Longer            Total
                                            -----------------------   -----------------------   -----------------------
                                                            Gross                     Gross                     Gross
                                             Estimated   Unrealized    Estimated   Unrealized    Estimated   Unrealized
(In Thousands)                              Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates      $    1,437    $    (10)     $2,264        $(40)     $    3,701    $    (50)
      REMICs and CMOs:
         Agency issuance                     2,101,805     (70,643)         --          --       2,101,805     (70,643)
         Non-agency issuance                    93,059      (6,095)        655          (4)         93,714      (6,099)
   Other securities:
      Obligations of the U.S. Government
         and agencies                              593          (7)         --          --             593          (7)
      FNMA and FHLMC preferred stock            91,250      (8,750)         --          --          91,250      (8,750)
      Corporate debt and other securities           --          --         550          (4)            550          (4)
-----------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
   available-for-sale                       $2,288,144    $(85,505)     $3,469        $(48)     $2,291,613    $(85,553)
=======================================================================================================================
Held-to-maturity:
   Mortgage-backed securities:
      REMICs and CMOs:
         Agency issuance                    $1,523,519    $(15,272)     $   --        $ --      $1,523,519    $(15,272)
         Non-agency issuance                   447,004      (5,143)         --          --         447,004      (5,143)
-----------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
   held-to-maturity                         $1,970,523    $(20,415)     $   --        $ --      $1,970,523    $(20,415)
=======================================================================================================================

At December 31, 2003, we had 120 securities which had an unrealized loss. Of the securities in an unrealized loss position at December 31, 2003, 87.3%, based on estimated fair value, are obligations of U.S. Government sponsored agencies. The cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. At December 31, 2003, substantially all of the securities in an unrealized loss position had a fixed interest rate. We generally view changes in fair value caused by changes in interest rates as temporary. To date, the duration of the impairment of our securities is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and the high credit quality.

During the year ended December 31, 2003, proceeds from sales of securities from the available-for-sale portfolio were $1.46 billion and gross realized gains were $14.6 million and gross realized losses were $7.3 million. During the year ended December 31, 2002, proceeds from sales of securities from the available-for-sale portfolio were $449.3 million and gross realized gains were $10.8 million. There were no sales of securities from the available-for-sale portfolio during the year ended December 31, 2001.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, excluding mortgage-backed securities, are shown on page 89. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties. As of December 31, 2003, the amortized cost of the callable securities in our portfolio totaled $161.9 million, of which $141.6 million are callable within one year and at various times thereafter.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                                            At December 31, 2003
                                                           ---------------------
                                                                       Estimated
                                                           Amortized     Fair
(In Thousands)                                               Cost        Value
--------------------------------------------------------------------------------
Available-for-sale:
   Due in one year or less                                  $   500     $   506
   Due after one year through five years                      1,738       1,767
   Due after five years through ten years                       500         493
   Due after ten years                                       20,891      22,450
--------------------------------------------------------------------------------
Total available-for-sale                                    $23,629     $25,216
================================================================================
Held-to-maturity:
   Due after one year through five years                    $ 9,983     $10,413
   Due after five years through ten years                       754         754
   Due after ten years                                       36,284      36,284
--------------------------------------------------------------------------------
Total held-to-maturity                                      $47,021     $47,451
================================================================================

The balance of accrued interest receivable for mortgage-backed securities totaled $30.7 million at December 31, 2003 and $34.1 million at December 31, 2002. The balance of accrued interest receivable for other securities totaled $656,000 at December 31, 2003 and $1.4 million at December 31, 2002.

(4)  Loans Receivable, net

Loans receivable, net, are summarized as follows:

                                                           At December 31,
                                                      -------------------------
(In Thousands)                                            2003          2002
-------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family                                 $ 8,971,048   $ 9,209,360
   Multi-family                                         2,230,414     1,599,985
   Commercial real estate                                 880,296       744,623
   Construction                                            99,046        56,475
-------------------------------------------------------------------------------
                                                       12,180,804    11,610,443
   Net deferred loan origination costs                      2,315         2,983
   Net unamortized premiums                                65,653        66,734
-------------------------------------------------------------------------------
Total mortgage loans                                   12,248,772    11,680,160
-------------------------------------------------------------------------------
Consumer and other loans:
   Home equity                                            386,846       323,494
   Other                                                   43,300        49,144
-------------------------------------------------------------------------------
                                                          430,146       372,638
   Net deferred loan origination costs                      7,433         6,033
   Net unamortized premiums                                   636           530
-------------------------------------------------------------------------------
Total consumer and other loans                            438,215       379,201
-------------------------------------------------------------------------------
Total loans                                            12,686,987    12,059,361
Allowance for loan losses                                 (83,121)      (83,546)
-------------------------------------------------------------------------------
Loans receivable, net                                 $12,603,866   $11,975,815
===============================================================================

Accrued interest receivable on all loans totaled $46.6 million at December 31, 2003 and $53.4 million at December 31, 2002.

Included in loans receivable were non-accrual loans totaling $29.1 million at December 31, 2003 and $33.5 million at December 31, 2002. If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.9 million for the year ended December 31, 2003 and $2.3 million for each of the years ended December 31, 2002 and 2001. This compares to actual payments recorded as interest income, with respect to such loans, of $1.2 million for the year ended December 31, 2003, $1.6 million for the year ended December 31, 2002, and $1.8 million for the year ended December 31, 2001. Loans delinquent 90 days or more and still accruing interest totaled $563,000 at December 31, 2003 and $1.0 million at December 31, 2002. These loans are delinquent 90 days or more as to their maturity date but not their interest due.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes information regarding our impaired mortgage loans:

                                                     At December 31, 2003
                                             -----------------------------------
                                                          Allowance
                                              Recorded     for Loan       Net
(In Thousands)                               Investment     Losses    Investment
--------------------------------------------------------------------------------
One-to-four family                             $ 3,796     $  (198)     $ 3,598
Multi-family, commercial real estate
   and construction                              7,794      (1,157)       6,637
--------------------------------------------------------------------------------
Total impaired mortgage loans                  $11,590     $(1,355)     $10,235
================================================================================

                                                     At December 31, 2002
                                             -----------------------------------
                                                          Allowance
                                              Recorded     for Loan       Net
(In Thousands)                               Investment     Losses    Investment
--------------------------------------------------------------------------------
One-to-four family                             $ 5,680     $  (220)     $ 5,460
Multi-family, commercial real estate
   and construction                             10,882      (1,380)       9,502
--------------------------------------------------------------------------------
Total impaired mortgage loans                  $16,562     $(1,600)     $14,962
================================================================================

Our average recorded investment in impaired loans was $15.4 million for the year ended December 31, 2003, $15.7 million for the year ended December 31, 2002 and $17.2 million for the year ended December 31, 2001. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $597,000 for the year ended December 31, 2003, $1.3 million for the year ended December 31, 2002 and $1.1 million for the year ended December 31, 2001.

(5)  Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
(In Thousands)                                       2003      2002      2001
--------------------------------------------------------------------------------
Balance at beginning of year                       $83,546   $82,285   $79,931
Provision charged to operations                         --     2,307     4,028
Charge-offs (net of recoveries of $911,
   $1,162 and $853, respectively)                     (425)   (1,046)   (1,674)
--------------------------------------------------------------------------------
Balance at end of year                             $83,121   $83,546   $82,285
================================================================================

(6)  Mortgage Servicing Rights

We service mortgage loans for investors with aggregate unpaid principal balances of $1.90 billion at December 31, 2003 and $2.67 billion at December 31, 2002, which are not reflected in the accompanying consolidated statements of financial condition.

MSR activity is summarized as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
(In Thousands)                                       2003      2002      2001
--------------------------------------------------------------------------------
Amortized cost at beginning of year                $35,093   $39,196   $43,532
Additions                                            7,225     6,090     5,202
Amortization                                       (12,766)  (10,193)   (9,538)
--------------------------------------------------------------------------------
Amortized cost at end of year                       29,552    35,093    39,196
Valuation allowance                                (11,600)  (14,682)   (3,901)
--------------------------------------------------------------------------------
MSR, net                                           $17,952   $20,411   $35,295
================================================================================

At December 31, 2003, our MSR, net, had an estimated fair value of $18.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.34%, a weighted average constant

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

prepayment rate on mortgages of 15.82% and a weighted average life of 4.5 years. At December 31, 2002, our MSR, net, had an estimated fair value of $20.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.62%, a weighted average constant prepayment rate on mortgages of 23.11% and a weighted average life of 3.5 years. As of December 31, 2003, estimated future MSR amortization through 2008, based on the prepayment assumptions utilized in the December 31, 2003 MSR valuation, is as follows: $6.7 million for 2004, $5.3 million for 2005, $4.0 million for 2006, $3.0 million for 2007 and $2.3 million for 2008. Actual results will vary depending upon the level of repayments on the loans currently serviced.

Mortgage banking income, net, is summarized as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
(In Thousands)                                      2003       2002       2001
--------------------------------------------------------------------------------
Loan servicing fees                               $  7,851   $ 12,068   $15,108
Net gain on sales of loans                          12,124      6,645     3,276
Amortization of MSR                                (12,766)   (10,193)   (9,538)
Recovery of (provision for) valuation
   allowance on MSR                                  3,082    (10,781)   (1,331)
--------------------------------------------------------------------------------
Total mortgage banking income, net                $ 10,291   $ (2,261)  $ 7,515
================================================================================

(7) Deposits

Deposits are summarized as follows:

                                                          At December 31,
                              ---------------------------------------------------------------------
                                             2003                                2002
                              ---------------------------------------------------------------------
                              Weighted                            Weighted
                              Average                  Percent     Average                  Percent
(Dollars in Thousands)          Rate       Balance     of Total     Rate       Balance     of Total
---------------------------------------------------------------------------------------------------
Core deposits:
   Savings                      0.40%    $ 2,959,015      26.45%    0.50%    $ 2,832,291     25.59%
   Money market                 0.55       1,232,771      11.02     1.00       1,698,552     15.35
   NOW                          0.10         914,423       8.17     0.25         805,255      7.28
   Non-interest bearing NOW
      and demand deposit          --         578,987       5.18       --         578,060      5.22
                                         -----------     ------              -----------    ------
Total core deposits                        5,685,196      50.82                5,914,158     53.44
Certificates of deposit         3.55       5,501,398      49.18     3.95       5,153,038     46.56
---------------------------------------------------------------------------------------------------
Total deposits                  1.92%    $11,186,594     100.00%    2.14%    $11,067,196    100.00%
===================================================================================================

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $1.06 billion at December 31, 2003 and $870.8 million at December 31, 2002.

Certificates of deposit at December 31, 2003 have scheduled maturities as follows:

                                                 Weighted                Percent
                                                  Average                  of
Year                                               Rate       Balance     Total
--------------------------------------------------------------------------------
                                                          (In Thousands)
2004                                               2.70%    $2,710,436    49.27%
2005                                               4.52        898,575    16.33
2006                                               4.18        971,975    17.67
2007                                               4.49        693,783    12.61
2008                                               3.67        119,487     2.17
2009 and thereafter                                4.99        107,142     1.95
--------------------------------------------------------------------------------
Total certificates of deposit                      3.55%    $5,501,398   100.00%
================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interest expense on deposits is summarized as follows:

                                     For the Year Ended December 31,
                                     -------------------------------
(In Thousands)                          2003       2002       2001
--------------------------------------------------------------------
Savings                               $ 13,198   $ 29,096   $ 46,283
Money market                             9,934     32,512     65,484
Interest-bearing NOW                     1,526      3,176      5,097
Certificates of deposit                200,593    223,216    283,125
--------------------------------------------------------------------
Total interest expense on deposits    $225,251   $288,000   $399,989
====================================================================

(8) Borrowed Funds

Borrowed funds are summarized as follows:

                                               At December 31,
                                ---------------------------------------------
                                         2003                     2002
                                ---------------------------------------------
                                             Weighted                Weighted
                                              Average                 Average
(Dollars in Thousands)            Amount       Rate       Amount       Rate
-----------------------------------------------------------------------------
Reverse repurchase agreements   $7,235,000     4.62%    $6,285,000     5.39%
FHLB-NY advances                 1,924,000     2.32      2,064,000     4.42
Other borrowings, net              469,171     7.21        472,180     7.22
-----------------------------------------------------------------------------
Total borrowed funds, net       $9,628,171     4.29%    $8,821,180     5.26%
=============================================================================

Reverse Repurchase Agreements

At December 31, 2003 and 2002, all of the outstanding reverse repurchase agreements had original contractual maturities between one and ten years and were primarily secured by mortgage-backed securities or U.S. Government agency securities. Reverse repurchase agreements with the Federal Home Loan Bank of New York, or FHLB-NY, may also be secured by certain qualifying mortgage loans pursuant to a blanket collateral agreement with the FHLB-NY. The following is a summary of information relating to reverse repurchase agreements:

                                                                  At December 31,
                                                             -----------------------
(In Thousands)                                                  2003         2002
------------------------------------------------------------------------------------
Amortized cost of collateral (including accrued interest):
   Mortgage-backed securities                                $7,624,752   $6,003,205
   Obligations of the U.S. Government and agencies                   --      190,892
   Mortgage loans                                               151,268      442,288
Fair value of collateral (including accrued interest):
   Mortgage-backed securities                                 7,573,095    6,065,980
   Obligations of the U.S. Government and agencies                   --      192,429
   Mortgage loans                                               155,377      463,337

                                                    At or For the Year Ended December 31,
                                                    -------------------------------------
(Dollars in Thousands)                                 2003         2002         2001
-----------------------------------------------------------------------------------------
Average balance during the year                     $6,642,945   $6,840,342   $7,586,370
Maximum balance at any month end during the year     7,235,000    7,285,000    7,785,000
Balance outstanding at end of the year               7,235,000    6,285,000    7,385,000
Weighted average interest rate during the year            5.01%        5.47%        5.57%
Weighted average interest rate at end of the year         4.62         5.39         5.56

In December 2002, we prepaid a $100.0 million reverse repurchase agreement which had a fixed interest rate of 5.82%. We incurred a $2.2 million prepayment penalty which is classified as a component of non-interest expense on our consolidated statement of income.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reverse repurchase agreements at December 31, 2003 have contractual maturities as follows:

Year        Amount
----------------------
        (In Thousands)
2004      $3,155,000
2005         500,000
2006       1,000,000
2007         450,000
2008       2,130,000
----------------------
Total     $7,235,000
======================

Of the $3.16 billion of reverse repurchase agreements maturing in 2004, $1.45 billion are due in less than 30 days, $1.10 billion are due in 30 to 90 days and $605.0 million are due after 90 days. At December 31, 2003, $2.59 billion of reverse repurchase agreements are callable in 2004 and at various times thereafter, of which $2.18 billion mature after December 31, 2004.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. The following is a summary of information relating to FHLB-NY advances:

                                                    At or For the Year Ended December 31,
                                                    -------------------------------------
(Dollars in Thousands)                                 2003        2002           2001
-----------------------------------------------------------------------------------------
Average balance during the year                     $2,574,091   $1,853,534   $1,893,967
Maximum balance at any month end during the year     3,517,000    2,364,000    2,064,000
Balance outstanding at end of the year               1,924,000    2,064,000    1,914,000
Weighted average interest rate during the year            3.30%        5.54%        5.99%
Weighted average interest rate at end of the year         2.32         4.42         6.10

FHLB-NY advances at December 31, 2003 have contractual maturities as follows:

 Year       Amount
----------------------
        (In Thousands)
2004      $1,570,000
2005         250,000
2006           4,000
2007         100,000
----------------------
Total     $1,924,000
======================

Of the $1.57 billion of FHLB-NY advances maturing in 2004, $1.31 billion are due in less than 30 days, and $260.0 million are due in 30 to 90 days.

At December 31, 2003, we had available a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million. Both lines of credit are generally priced at the federal funds rate plus 10.0 basis points and reprice daily.

Other Borrowings, net

During the quarter ended December 31, 2002, we issued $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75%. The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the Securities and Exchange Commission, or SEC. We may redeem all or part of the notes at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The carrying amount of the 5.75% senior unsecured notes, net of deferred costs, was $246.8 million at December 31, 2003 and $246.5 million at December 31, 2002.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and are not registered with the SEC. The notes require annual principal payments of $20.0 million per year beginning in 2004. The carrying amount of the 7.67% senior unsecured notes, net of deferred costs, was $99.4 million at December 31, 2003 and $99.2 million at December 31, 2002.

On October 28, 1999, our wholly-owned finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, Series A, referred to as the Series A Capital Securities. Effective April 26, 2000, $120.0 million aggregate liquidation amount of the Series A Capital Securities were exchanged for a like amount of 9.75% Capital Securities due November 1, 2029, Series B, also issued by Astoria Capital Trust I, referred to as the Series B Capital Securities. The Series A Capital Securities and Series B Capital Securities have substantially identical terms except that the Series B Capital Securities have been registered with the SEC. Together they are referred to as the Capital Securities. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement. The Capital Securities are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Capital Securities are prepayable at par value.

In November 2002, we entered into two interest rate swap agreements, designated as fair value hedges, that had the effect of converting the Capital Securities from a 9.75% fixed rate instrument into a variable rate, LIBOR-based instrument. The carrying amount of the Capital Securities has been adjusted to fair value to satisfy hedge accounting requirements. See Note 11 for additional information on the interest rate swap agreements. The carrying amount of the Capital Securities, net of deferred costs and including fair value hedge adjustments, was $123.0 million at December 31, 2003 and $126.4 million at December 31, 2002.

Effective January 1, 2004, we adopted revised FASB Interpretation No. 46, or FIN 46(R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which requires us to deconsolidate our wholly-owned subsidiary Astoria Capital Trust I. The impact of this deconsolidation on financial statements for periods ending after March 15, 2004 will be to increase consolidated total assets by $3.9 million, reflecting our investment in the common securities of Astoria Capital Trust I, and increase consolidated total borrowings by $3.9 million, reflecting the difference between the aggregate principal amount of the junior subordinated debentures we issued to Astoria Capital Trust I and the aggregate principal amount of Capital Securities issued by Astoria Capital Trust I in the private placement completed in 1999. Additionally, we will redesignate the two interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust I.

Other borrowings at December 31, 2003 have contractual maturities as follows:

Year                      Amount
------------------------------------
                      (In Thousands)
2004                     $ 20,000
2005                       20,000
2006                       20,000
2007                       20,000
2008                       20,000
2009 and thereafter       375,000
------------------------------------
Total                    $475,000
====================================

Interest expense on borrowed funds is summarized as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
(In Thousands)                                      2003       2002       2001
--------------------------------------------------------------------------------
Reverse repurchase agreements                     $337,057   $379,377   $428,435
FHLB-NY advances                                    85,629    103,232    114,014
Other borrowings                                    29,816     31,229     39,167
--------------------------------------------------------------------------------
Total interest expense on borrowed funds          $452,502   $513,838   $581,616
================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(9)  Stockholders' Equity

On October 1, 2003 we redeemed all of our 2,000,000 outstanding shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or Series B Preferred Stock, at a redemption price of $27.25 per share, plus $1.00 per share in accrued and unpaid dividends, for an aggregate redemption price of $28.25 per share. Accrued and unpaid dividends covered the period from June 1, 2003 through September 30, 2003. These shares were issued in 1997 in connection with the acquisition of The Greater New York Savings Bank, or The Greater. The Series B Preferred Stock had a par value of $1.00 per share and a liquidation preference of $25.00 per share.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During 2003, we repurchased 7,073,800 shares of our common stock at an aggregate cost of $195.5 million. In total, as of December 31, 2003, 7,391,800 shares of our common stock, at an aggregate cost of $203.9 million, have been repurchased under the ninth stock repurchase plan.

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

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, which became effective on December 1, 1995, 300,000 shares of authorized and unissued shares are reserved for use by the Plan, should the need arise. To date, all shares required by the Plan have been acquired in open market purchases.

At the time of its conversion from a federally-chartered mutual savings and loan association to a federally-chartered capital stock savings and loan association, Astoria Federal established a liquidation account with a balance equal to the retained earnings reflected in its June 30, 1993 statement of financial condition. As part of the acquisitions of Long Island Bancorp, Inc., or LIB, The Greater, and Fidelity New York, FSB, Astoria Federal established liquidation accounts equal to the account balances previously maintained by these acquired institutions for eligible account holders. These liquidation accounts are reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of Astoria Federal, each eligible account holder will be entitled to receive a distribution from the liquidation accounts in an amount proportionate to the current adjusted qualifying balances for accounts then held. Astoria Federal is not permitted to declare or pay dividends on its capital stock or repurchase any of its outstanding stock if it would cause Astoria Federal's stockholders' equity to be reduced below the amounts required for the liquidation accounts or applicable regulatory capital requirements.

(10) Goodwill

Effective January 1, 2002, we ceased recording goodwill amortization which had amounted to approximately $19.1 million annually, or approximately $0.21 per diluted common share based on diluted weighted average common and common equivalent shares outstanding for the year ended December 31, 2001. On September 30, 2003 we performed our annual goodwill impairment test and determined the fair value of our one reporting unit to be in excess of its carrying value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. There has been no indication of goodwill impairment since our adoption of SFAS No. 142. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table reconciles reported net income and earnings per share to net income and earnings per share excluding the amortization of goodwill.

                                                 For the Year Ended December 31,
                                                 -------------------------------
(In Thousands, Except Per Share Data)               2003       2002       2001
--------------------------------------------------------------------------------
Net income:
   Reported net income                            $196,846   $248,429   $222,860
   Add back: goodwill amortization                      --         --     19,078
--------------------------------------------------------------------------------
   Adjusted net income                            $196,846   $248,429   $241,938
--------------------------------------------------------------------------------
Basic earnings per common share:
   Reported net income                            $   2.52   $   2.90   $   2.40
   Goodwill amortization                                --         --       0.21
--------------------------------------------------------------------------------
   Adjusted net income                            $   2.52   $   2.90   $   2.61
================================================================================
Diluted earnings per common share:
   Reported net income                            $   2.49   $   2.85   $   2.35
   Goodwill amortization                                --         --       0.21
--------------------------------------------------------------------------------
   Adjusted net income                            $   2.49   $   2.85   $   2.56
================================================================================

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

Fair Value Hedges

In 2002, we entered into two interest swap agreements designated and accounted for as fair value hedges aggregating $125.0 million (notional amount) to effectively convert our $125.0 million Capital Securities from a fixed to a variable rate instrument to protect the fair value of our Capital Securities due to changes in interest rates. Under these agreements, we receive a fixed interest rate of 9.75% and pay a floating interest rate which is tied to the three-month LIBOR plus 400 basis points. The maturity dates, call features and other critical terms of these derivative instruments match the terms of the Capital Securities and as such, at inception and going forward, we assume no ineffectiveness in accounting for these hedges. As a result, no net gains or losses have been recognized in earnings with respect to these hedges. A $621,000 liability was recorded at December 31, 2003 and a $3.0 million asset was recorded at December 31, 2002 which represent the fair value of the interest rate swap agreements as of those dates. A corresponding adjustment was made to the carrying amount of the Capital Securities to recognize the change in their fair value. See Note 8 for additional information regarding our Capital Securities.

Cash Flow Hedges

In September of 2002, in connection with our issuance of the 5.75% senior unsecured notes, we entered into an interest rate lock agreement designated and accounted for as a cash flow hedge of a forecasted transaction to fix the U.S. treasury benchmark component of the eventual pricing on the notes. The 5.75% senior unsecured notes were priced based on the prevailing applicable treasury rate plus a spread, which were determined at the time the offering was finalized. The critical terms of the agreement were negotiated to match the terms of the forecasted transaction and as such, at inception and through the date the note pricing was finalized, we assumed no ineffectiveness. Changes in the fair value of the agreement were recorded in accumulated other comprehensive loss/income. The agreement was settled at the same time as the notes and the unrealized loss, net of taxes, which is included in accumulated other comprehensive loss/income, is being reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the 5.75% senior unsecured notes affects earnings. The unrealized loss, net of taxes, in accumulated other comprehensive loss/income totaled $1.7 million at December 31, 2003 and $1.9 million at December 31, 2002. The unrealized loss, net of tax, to be reclassified to our results of operations during 2004 totals $191,000. See
Note 8 for additional information regarding our 5.75% senior unsecured notes.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Free-Standing Derivative Instruments

In 2002 and 2001 we purchased interest rate cap agreements to provide a global hedge against rising interest rates and subsequent increases in our cost of funds. In an interest rate cap agreement, we receive the excess of a designated market interest rate (three-month LIBOR) over a specified strike rate, as applied to the specified notional amount, in exchange for the payment of a premium to a counterparty. The interest rate cap agreements, which did not qualify for hedge accounting treatment, are included in other assets at their fair values. Changes in the fair values of the agreements are included in non-interest expense. The agreements have various maturity dates from July 2004 to January 2005. The following is a summary of information relating to the interest rate cap agreements:

                                           At or For the Year Ended December 31,
                                           -------------------------------------
(Dollars in Thousands)                          2003       2002        2001
--------------------------------------------------------------------------------
Notional amount                               $300,000   $300,000   $250,000
Estimated fair value                                --         95      3,394
Non-interest expense (income)                       95      3,824       (597)
Weighted average cap rate                         5.25%      5.25%      5.20%

In connection with our mortgage banking activities, we had certain free-standing derivative instruments at December 31, 2003 and 2002. We had commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of these derivative instruments are immaterial.

Upon adoption of SFAS No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," on January 1, 2001, we held interest rate swaps, which we entered into in 1998, with a notional amount of $450.0 million hedging the fair value of medium term notes which totaled $450.0 million. As a result of the implementation of SFAS No. 133 and SFAS No. 138, we recognized a $2.3 million charge, net of taxes, in January 2001 as a cumulative effect of a change in accounting principle. The medium term notes matured in 2001 and 2002 and the interest rate swaps were terminated.

(12) Commitments and Contingencies

Lease Commitments

At December 31, 2003, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rent expense under the operating leases totaled $7.2 million for the year ended December 31, 2003, $5.6 million for the year ended December 31, 2002 and $5.3 million for the year ended December 31, 2001.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2003, which have not been reduced by minimum sublease rentals of $34.0 million due in the future under non-cancelable subleases, are summarized below:

Year                      Amount
------------------------------------
                      (In Thousands)
2004                     $ 6,684
2005                       6,678
2006                       6,515
2007                       6,205
2008                       5,783
2009 and thereafter       44,113
------------------------------------
                         $75,978
====================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Outstanding Commitments

We had outstanding commitments as follows:

                                                               At December 31,
                                                             -------------------
(In Thousands)                                                 2003       2002
--------------------------------------------------------------------------------
Mortgage loans - commitments to extend credit                $520,743   $675,879
Mortgage loans - commitments to purchase                       51,664     68,813
Home equity loans - unused lines of credit                    268,555    226,334
Consumer and commercial loans - unused lines of credit         67,085    110,602
Commitments to sell loans                                      48,568    125,538
Commitments to purchase securities                             99,969    504,016
Forward borrowing commitments                                 500,000         --

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate creditworthiness on a case-by-case basis. Our maximum exposure to credit risk is represented by the contractual amount of the instruments. Forward borrowing commitments represent commitments to enter into borrowings at predetermined amounts, interest rates and maturity and settlement dates.

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold. The principal balance of loans sold with recourse amounted to $640.7 million at December 31, 2003 and $561.7 million at December 31, 2002. We do not believe that our recourse obligations subject us to risk of material loss.

We have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $46.3 million at December 31, 2003 and $48.2 million at December 31, 2002. Various agency mortgage-backed securities, with an amortized cost of $67.3 million and a fair value of $69.4 million at December 31, 2003, have been pledged as collateral.

Guarantees

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45, addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $4.4 million at December 31, 2003 and $474,000 at December 31, 2002. The fair value of these obligations is immaterial at December 31, 2003 and 2002.

Litigation

In the ordinary course of our business, we are routinely made defendant in or a party to a number of pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us. In our opinion, after consultation with legal counsel, we believe it unlikely that such

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

actions or proceedings will have a material adverse effect on our financial condition, results of operations or liquidity.

We are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain. The ultimate outcomes of such actions are uncertain and there can be no assurance that we will benefit financially from such litigation.

(13) Income Taxes

Income tax expense attributable to income before cumulative effect of accounting change is summarized as follows:

                                                   For the Year Ended December 31,
                                                   -------------------------------
(In Thousands)                                       2003       2002       2001
----------------------------------------------------------------------------------
Current
   Federal                                          $93,383   $104,401   $104,710
   State and local                                    5,107      6,273      5,278
----------------------------------------------------------------------------------
Total current                                        98,490    110,674    109,988
----------------------------------------------------------------------------------
Deferred
   Federal                                             (547)    11,126      7,833
   State and local                                   (1,567)     1,266      2,215
----------------------------------------------------------------------------------
Total deferred                                       (2,114)    12,392     10,048
----------------------------------------------------------------------------------
Total income tax expense attributable to income
   before cumulative effect of accounting change    $96,376   $123,066   $120,036
==================================================================================

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before cumulative effect of accounting change as a result of the following:

                                                        For the Year Ended December 31,
                                                        -------------------------------
(In Thousands)                                            2003       2002        2001
---------------------------------------------------------------------------------------
Expected income tax expense at statutory federal rate   $102,628   $130,023   $120,820
State and local taxes, net of federal tax benefit          2,301      4,901      4,870
Amortization of goodwill                                      --         --      6,677
Tax exempt income                                         (7,889)    (8,451)    (6,897)
Reversal of deferred tax valuation allowance              (3,396)        --     (6,141)
Other, net                                                 2,732     (3,407)       707
---------------------------------------------------------------------------------------
Total income tax expense attributable to income
   before cumulative effect of accounting change        $ 96,376   $123,066   $120,036
=======================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               At December 31,
                                                            --------------------
(In Thousands)                                                2003        2002
--------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforward                          $  4,698   $ 12,318
   Allowances and tax reserves                                21,296     21,699
   Compensation and benefits                                  10,468     13,253
   Tax credits                                                 3,129      3,129
   Mark-to-market - IRC Section 475                            1,865      2,567
   Net unrealized loss on securities available-for-sale       32,470         --
   Accrued acquisition related expenses                           --        841
   Other                                                       3,722      3,915
--------------------------------------------------------------------------------
Total gross deferred tax assets                               77,648     57,722
Valuation allowance                                               --     (3,396)
--------------------------------------------------------------------------------
Deferred tax assets                                           77,648     54,326
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Book premiums in excess of tax                             (6,090)    (7,727)
   Net unrealized gains on securities available-for-sale          --     (8,493)
   Mortgage loans                                            (16,535)   (25,956)
   Premises and equipment                                     (6,686)    (5,145)
   Basis difference in home equity investment                     --     (1,465)
   Mortgage servicing rights                                    (894)    (1,022)
   Other                                                          --        (70)
--------------------------------------------------------------------------------
Total gross deferred tax liabilities                         (30,205)   (49,878)
--------------------------------------------------------------------------------
Net deferred tax assets                                     $ 47,443   $  4,448
================================================================================

We believe that future results of operations will be sufficient to enable us to recognize our net deferred tax assets. The reduction in the valuation allowance for deferred tax assets of $3.4 million in 2003 relates to the increased probability of the recognition of certain deferred tax assets resulting from the closure of previous New York City and New York State tax periods. At December 31, 2003, we had alternative minimum tax credit carryforwards for federal tax purposes of approximately $3.1 million. Federal income tax net operating loss carryforwards of approximately $13.4 million will expire in 2012.

Astoria Federal's retained earnings at December 31, 2003 and 2002 include base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14) Earnings Per Common Share

The following table is a reconciliation of basic and diluted EPS:

                                                       For the Year Ended December 31,
                                        ---------------------------------------------------------------
                                                2003                 2002                   2001
                                        ---------------------------------------------------------------
                                          Basic     Diluted     Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)      EPS      EPS (1)      EPS      EPS (2)      EPS      EPS (3)
-------------------------------------------------------------------------------------------------------
Income before cumulative
   effect of accounting change          $196,846   $196,846   $248,429   $248,429   $225,154   $225,154
Preferred dividends declared              (4,500)    (4,500)    (6,000)    (6,000)    (6,000)    (6,000)
-------------------------------------------------------------------------------------------------------
                                         192,346    192,346    242,429    242,429    219,154    219,154
Cumulative effect of accounting
   change, net of tax                         --         --         --         --     (2,294)    (2,294)
-------------------------------------------------------------------------------------------------------
Net income available to common
   shareholders                         $192,346   $192,346   $242,429   $242,429   $216,860   $216,860
=======================================================================================================
Total weighted average basic
   common shares outstanding              76,383     76,383     83,515     83,515     90,450     90,450
Effect of dilutive securities:
   Options                                    --        912         --      1,405         --      1,724
-------------------------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding              76,383     77,295     83,515     84,920     90,450     92,174
=======================================================================================================
Earnings per common share:
Income before cumulative effect
   of accounting change                 $   2.52   $   2.49   $   2.90   $   2.85   $   2.43   $   2.38
Cumulative effect of accounting
   change, net of tax                         --         --         --         --      (0.03)     (0.03)
-------------------------------------------------------------------------------------------------------
Net earnings per common share           $   2.52   $   2.49   $   2.90   $   2.85   $   2.40   $   2.35
=======================================================================================================

(1) Options to purchase 1,000,800 shares of common stock at prices between $29.88 per share and $36.60 per share were outstanding as of December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2003.

(2) Options to purchase 30,000 shares of common stock at $29.88 per share were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2002.

(3) Options to purchase 514,304 shares of common stock at prices between $28.31 per share and $29.88 per share were outstanding as of December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2001.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(15) Comprehensive Income

The components of accumulated other comprehensive (loss) income at December 31, 2003 and 2002 and the changes during the year ended December 31, 2003 are as follows:

                                                                              At        Current         At
                                                                         December 31,    Period    December 31,
(In Thousands)                                                               2002        Change        2003
---------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities available-for-sale                $ 12,465     $(57,226)    $(44,761)
Net unrealized loss on securities transferred to held-to-maturity              (775)         775           --
Net unrealized loss on cash flow hedge                                       (1,871)         191       (1,680)
Minimum pension liability adjustment                                            (19)         (29)         (48)
---------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)                              $  9,800     $(56,289)    $(46,489)
===============================================================================================================

The components of other comprehensive (loss) income, other than net income, are as follows:

                                                                         Before Tax          Tax          After Tax
(In Thousands)                                                             Amount     Benefit (Expense)     Amount
-------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2003
Net unrealized losses on securities available-for-sale:
   Net unrealized holding losses on securities arising during the year    $(91,405)       $ 39,111        $(52,294)
   Reclassification adjustment for net gains included in net income         (7,346)          2,414          (4,932)
                                                                         ------------------------------------------
                                                                           (98,751)         41,525         (57,226)
Amortization of net unrealized loss on securities transferred to
   held-to-maturity                                                          1,337            (562)            775
Reclassification adjustment for losses included in net income
   from net unrealized loss on cash flow hedge                                 330            (139)            191

Minimum pension liability adjustment                                           (50)             21             (29)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                  $(97,134)       $ 40,845        $(56,289)
===================================================================================================================

For the Year Ended December 31, 2002
Net unrealized gains on securities available-for-sale:
   Net unrealized holding gains on securities arising during the year     $ 20,002        $ (7,459)       $ 12,543
   Reclassification adjustment for gains included in net income            (10,772)          3,569          (7,203)
                                                                         ------------------------------------------
                                                                             9,230          (3,890)          5,340
Amortization of net unrealized loss on securities transferred to
   held-to-maturity                                                         14,350          (6,033)          8,317
Net unrealized loss on cash flow hedge:
   Unrealized loss arising during the year                                  (3,297)          1,386          (1,911)
   Reclassification adjustment for losses included in net income                69             (29)             40
                                                                         ------------------------------------------
                                                                            (3,228)          1,357          (1,871)
Minimum pension liability adjustment                                           (32)             13             (19)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                $ 20,320        $ (8,553)       $ 11,767
===================================================================================================================

For the Year Ended December 31, 2001
Net unrealized holding gains on securities arising during the year       $ 198,905        $(83,814)       $115,091
Amortization of net unrealized loss on securities transferred
   to held-to-maturity                                                       6,875          (2,890)          3,985
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                               $ 205,780        $(86,704)       $119,076
===================================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(16) Benefit Plans

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

                                                                                       Other Postretirement
                                                              Pension Benefits               Benefits
                                                          ------------------------   ------------------------
                                                          At or For the Year Ended   At or For The Year Ended
                                                                December 31,               December 31,
                                                          ------------------------   ------------------------
(In Thousands)                                                 2003       2002            2003       2002
----------------------------------------------------------------------------------   ------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                      $145,136   $132,879        $ 15,520   $ 13,446
   Service cost                                                 2,700      2,142             360        305
   Interest cost                                                9,570      9,263             995      1,031
   Amendments                                                      --       (185)             --         --
   Actuarial loss                                              16,774      9,969            1064      2,146
   Benefits paid                                               (8,686)    (8,932)         (1,553)    (1,408)
-------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                             165,494    145,136          16,386     15,520
-------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year                128,893    152,554              --         --
   Actual return on plan assets                                29,128    (15,576)             --         --
   Employer contribution                                          609        847           1,553      1,408
   Benefits paid                                               (8,686)    (8,932)         (1,553)    (1,408)
-------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                      149,944    128,893              --         --
-------------------------------------------------------------------------------------------------------------
Funded status                                                 (15,550)   (16,243)        (16,386)   (15,520)
Unrecognized net actuarial loss (gain)                         38,585     44,349          (2,526)    (3,742)
Unrecognized prior service cost                                   855      1,015             165        205
Unrecognized transition asset                                     (35)      (139)             --         --
-------------------------------------------------------------------------------------------------------------
Net amount recognized                                        $ 23,855   $ 28,982        $(18,747)  $(19,057)
=============================================================================================================
Amounts recognized in the consolidated
   statements of financial condition consist of:
Prepaid benefit cost                                         $ 38,981   $ 43,003        $     --   $     --
Accrued benefit liability                                     (15,330)   (14,248)        (18,747)   (19,057)
Intangible asset                                                  122        195              --         --
Accumulated other comprehensive loss (pre-tax basis)               82         32              --         --
-------------------------------------------------------------------------------------------------------------
Net amount recognized                                        $ 23,855   $ 28,982        $(18,747)  $(19,057)
=============================================================================================================

The accumulated benefit obligation for all defined benefit pension plans was $149.5 million at December 31, 2003 and $132.8 million at December 31, 2002. The measurement dates for our defined benefit pension plans and other postretirement benefit plan were December 31.

Assumptions used to determine
the benefit obligation:

                                                                       Rate of
                                                 Discount Rate   Compensation Increase
                                                 -------------   ---------------------
                                                  2003   2002         2003   2002
                                                  ----   ----         ----   ----
Pension Benefit Plans:
Astoria Federal Pension Plan                      6.00%  6.75%        5.00%  5.00%
Astoria Federal Excess Benefit and
   Supplemental Benefit Plans                     6.00   6.00         8.00   8.00
Astoria Federal Directors' Retirement Plan        6.00   6.00         4.00   4.00
The Greater Directors' Retirement Plan            6.00   6.00          N/A    N/A
LIB Directors' Retirement Plan                    6.00   6.00          N/A    N/A

Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan          6.00   6.75          N/A    N/A

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net periodic cost (benefit) are as follows:

                                                                                       Other Postretirement
                                                       Pension Benefits                     Benefits
                                               -------------------------------   -------------------------------
                                               For the Year Ended December 31,   For the Year Ended December 31,
                                               -------------------------------   -------------------------------
(In Thousands)                                    2003      2002       2001           2003     2002     2001
------------------------------------------------------------------------------   -------------------------------
Service cost                                    $ 2,700   $  2,142   $  1,925        $  360   $  305   $ 187
Interest cost                                     9,570      9,263      8,979           995    1,031     895
Expected return on plan assets                   (9,956)   (11,866)   (13,331)           --       --      --
Amortization of prior service cost (benefit)        160        161       (403)           40       41      41
Recognized net actuarial loss (gain)              3,368         46       (367)         (152)    (219)   (437)
Amortization of transition asset                   (104)      (104)      (104)           --       --      --
----------------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)                     $ 5,738   $   (358)  $ (3,301)       $1,243   $1,158   $ 686
================================================================================================================

Assumptions used to determine
the net periodic cost (benefit):

                                                             Expected Return          Rate of
                                             Discount Rate    on Plan Assets   Compensation Increase
                                             -------------   ---------------   ---------------------
                                              2003   2002      2003    2002         2003   2002
                                              ----   ----      ----   -----         ----   ----
Pension Benefit Plans:
Astoria Federal Pension Plan                  6.75%  7.25%     8.00%  8.00%         5.00%  5.00%
Astoria Federal Excess Benefit and
   Supplemental Benefit Plans                 6.00   6.00       N/A    N/A          8.00   8.00
Astoria Federal Directors' Retirement Plan    6.00   6.00       N/A    N/A          4.00   4.00
The Greater Directors' Retirement Plan        6.00   6.00       N/A    N/A           N/A    N/A
LIB Directors' Retirement Plan                6.00   6.00       N/A    N/A           N/A    N/A

Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan      6.75   7.25       N/A    N/A           N/A    N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

                                                At December 31,
                                                ---------------
                                                  2003   2002
---------------------------------------------------------------
Health care cost trend rate assumed for next
   year                                           8.00%  8.50%
Rate to which the cost trend rate is assumed
   to decline (the ultimate trend rate)           5.00%  5.00%
Year that the rate reaches the ultimate trend
   rate                                           2009   2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                       One Percentage   One Percentage
(In Thousands)                                         Point Increase   Point Decrease
--------------------------------------------------------------------------------------
Effect on total service and interest cost components       $  149          $  (122)
Effect on the postretirement benefit obligation             1,278           (1,049)

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Included in the tables of Pension Benefits on page 103 and 104 are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors' Retirement Plan, The Greater Directors' Retirement Plan and the LIB Directors' Retirement Plan, which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

                                                                At December 31,
                                                               -----------------
(In Thousands)                                                   2003      2002
--------------------------------------------------------------------------------
Projected benefit obligation                                   $17,884   $16,324
Accumulated benefit obligation                                  12,907    11,776

The following table sets forth the asset allocations, by asset category, for the Astoria Federal Pension Plan:

                                                                  Plan Assets
                                                                At December 31,
                                                                ---------------
                                                                 2003     2002
-------------------------------------------------------------------------------
Asset Category:
   Equity securities                                             12.96%   11.16%
   Other (1)                                                     87.04    88.84
-------------------------------------------------------------------------------
Total                                                           100.00%  100.00%
===============================================================================

(1) Primarily comprised of investments in various insurance company pooled separate accounts and trust company trust funds.

The overall strategy of the Astoria Federal Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels, preserves liquidity and achieves the rate of return specified in the actuarial valuation. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities, 25% in liquidity funds, and 15% in Astoria Financial Corporation common stock. The Astoria Federal Pension Plan will not acquire Astoria Financial Corporation common stock to the extent that, after the acquisition, such common stock would represent more than 10% of total plan assets. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities, and 10% in international equities.

Equity securities include Astoria Financial Corporation common stock with a fair value of $19.2 million, or 12.8% of total plan assets, at December 31, 2003 and $14.0 million, or 10.9% of total plan assets, at December 31, 2002.

We expect to contribute $648,000 to our unfunded defined benefit pension plans and $1.5 million to our other postretirement benefit plan to cover expected benefit payments in 2004.

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $12,000 for the calendar year ended December 31, 2003. Matching contributions, if any, may be made at the discretion of Astoria Federal. No such contributions were made for 2003, 2002 and 2001. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan. To fund the purchase of the ESOP shares, the ESOP borrowed funds from us. The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds. Astoria Federal makes scheduled discretionary contributions to fund debt service. Astoria Federal's contributions, prior to 2010, may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends. Dividends paid on unallocated shares, which reduced Astoria Federal's contribution to the ESOP, totaled $4.3 million for the year ended December 31, 2003 and $4.1 million for the year ended December 31, 2002. The ESOP loans had an aggregate outstanding principal balance of $34.7 million at December 31, 2003 and $35.7 million at December 31, 2002.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 258,438 for the year ended December 31, 2003, 345,518 for the year ended December 31, 2002 and 279,546 for the year ended December 31, 2001. As of December 31, 2003, 4,760,054 shares which had a fair value of $177.1 million remain unallocated. In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution totaled $1.6 million for the year ended December 31, 2003, $1.4 million for the year ended December 31, 2002 and $1.3 million for the year ended December 31, 2001, and will total not less than $1.2 million each year through 2009. After 2009, an annual cash contribution equal to all dividends paid on unallocated shares remaining will be made through the maturity or repayment of the loans.

We recorded compensation expense relating to the ESOP of $8.8 million for the year ended December 31, 2003, $11.7 million for the year ended December 31, 2002 and $9.3 million for the year ended December 31, 2001, which was equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the year of allocation, plus the cash contribution made to participant accounts.

(17) Stock Option Plans

In 2003, we adopted the 2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, or the 2003 Employee Option Plan. In 1999, we adopted the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors' Option Plan. As a result of the adoption of these option plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for issuance under the 2003 Employee Option Plan was 3,250,000 and the number of shares reserved for issuance under the 1999 Directors' Option Plan was 350,000. At December 31, 2003, there were 2,445,200 remaining shares reserved for issuance of future grants under the 1999 Directors Option Plan and the 2003 Employee Option Plan. Remaining shares reserved for issuance of future grants under the 1999 Directors Option Plan and the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation were 520,400 shares at December 31, 2002 and 1,949,500 shares at December 31, 2001.

Options granted under the 2003 Employee Option Plan have a maximum term of ten years and vest three years after the grant date. Under option plans involving grants to employees, in the event the optionee terminates his/her employment due to death, disability, retirement or in the event we experience a change in control, or a threatened change in control, as defined and specified in such plans, all options granted immediately vest and are exercisable. Under option plans involving grants to outside directors, all options granted have a maximum term of ten years and are exercisable immediately on their grant date, except options granted under the 1993 Stock Option Plan for Outside Directors, which vested over three years. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Activity in our option plans is summarized as follows:

                                                         For the Year Ended December 31,
                                    ---------------------------------------------------------------------
                                             2003                    2002                    2001
                                    ---------------------------------------------------------------------
                                                 Weighted                Weighted                Weighted
                                                  Average                 Average                 Average
                                      Number     Exercise     Number     Exercise     Number     Exercise
                                    of Options     Price    of Options     Price    of Options     Price
---------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:   6,841,884     $21.48     6,893,950    $17.59     7,657,202    $14.95
Granted                             1,019,800      36.15     1,429,100     27.03     1,094,700     25.21
Forfeited                              (5,460)    (26.34)       (2,800)   (24.84)      (58,890)   (21.36)
Expired                                    --         --      (151,802)    (6.91)         (116)   (19.19)
Exercised                            (959,229)     (9.90)   (1,326,564)    (8.94)   (1,798,946)   (10.86)
                                    ---------               ----------              ----------
Outstanding at end of year          6,896,995      25.25     6,841,884     21.48     6,893,950     17.59
                                    =========               ==========              ==========
Options exercisable at end of year  2,671,595      20.44     2,451,284     17.65     3,314,250     12.70

The following table summarizes information about our stock options outstanding at December 31, 2003:

                                Options Outstanding                      Options Exercisable
                   -----------------------------------------------   ---------------------------
                                     Weighted          Weighted                      Weighted
                     Number     Average Remaining       Average        Number         Average
Exercise Prices    of Options    Contractual Life   Exercise Price   of Options   Exercise Price
------------------------------------------------------------------------------------------------
$ 5.00 to $18.00    1,221,431       4.54 years          $14.52        1,221,431      $14.52
 18.38 to  24.84    1,686,140       5.98                 23.96          689,140       22.67
 25.16 to  25.44    1,117,700       7.22                 25.25          148,400       25.24
 26.24 to  27.00    1,385,100       8.40                 27.00           96,800       27.00
 27.29 to  36.60    1,486,624       8.06                 33.91          515,824       28.86
                    ---------                                         ---------
$ 5.00 to $36.60    6,896,995       6.86                 25.25        2,671,595       20.44
                    =========                                         =========

The following table summarizes the per share weighted-average fair value of stock options granted. The per share weighted-average fair value of options was calculated to determine the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. See Note 1(q) for an illustration of the effect on net income and EPS of the provisions of SFAS No. 123.

                                          For the Year Ended December 31,
                    ------------------------------------------------------------------------
                             2003                     2002                     2001
                    ------------------------------------------------------------------------
                                 Weighted                 Weighted                 Weighted
                     Options      Average     Options      Average     Options      Average
                     Granted    Fair Value    Granted    Fair Value    Granted    Fair Value
--------------------------------------------------------------------------------------------
Employees             975,800                1,385,100                1,042,700
Outside directors      44,000                   44,000                   52,000
                    ---------                ---------                ---------
                    1,019,800      $9.09     1,429,100      $5.85     1,094,700      $6.48
                    =========      =====     =========      =====     =========      =====

The per share weighted-average fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             For the Year Ended December 31,
                                         ---------------------------------------
                                          2003          2002          2001
                                         ---------------------------------------
Dividend yield                            2.43%         2.94%         2.35%
Expected stock price volatility          28.81         26.21         26.06
Risk-free interest rate based
   upon equivalent-term U.S.
   Treasury rates                         3.16          3.29          4.45
Expected option lives                     5.96 years    5.97 years    5.96 years

The per share weighted-average fair value of options was calculated using the above assumptions, based on our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets.

(18) Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2003, Astoria Federal was in compliance with all regulatory capital requirements.

The following table sets forth the regulatory capital calculations for Astoria Federal.

                                            At December 31, 2003
                         -------------------------------------------------------------
                           Capital               Actual                Excess
(Dollars in Thousands)   Requirement     %       Capital      %        Capital     %
--------------------------------------------------------------------------------------
Tangible                   $334,495    1.50%   $1,643,540    7.37%   $1,309,045   5.87%
Leverage                    891,986    4.00     1,643,540    7.37       751,554   3.37
Risk-based                  897,770    8.00     1,726,661   15.39       828,891   7.39

                                            At December 31, 2002
                         -------------------------------------------------------------
                           Capital               Actual                Excess
(Dollars in Thousands)   Requirement     %       Capital      %        Capital     %
--------------------------------------------------------------------------------------
Tangible                   $318,529    1.50%   $1,536,305    7.23%   $1,217,776   5.73%
Leverage                    849,412    4.00     1,536,305    7.23       686,893   3.23
Risk-based                  839,271    8.00     1,619,851   15.44       780,580   7.44

Astoria Federal's Tier I risked-based capital ratio was 14.65% at December 31, 2003 and 14.64% at December 31, 2002.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Deposit Insurance Corporation shall be considered a "well capitalized" institution. As of December 31, 2003 and 2002, Astoria Federal was a "well capitalized" institution.

(19) Fair Value of Financial Instruments

Estimated fair values of certain types of financial instruments are most commonly derived from quoted market prices available in formal trading marketplaces. In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces. Accordingly, in cases where quoted market prices are not available, fair values are derived or estimated based on a variety of valuation techniques. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any possible tax ramifications, estimated transaction costs, or any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a certain portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics, and other such factors. These estimates are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. For these reasons and others, the estimated fair value disclosures presented herein do not represent our entire underlying value. As such, readers are cautioned in using this information for purposes of evaluating our financial condition and/or value either alone or in comparison with any other company.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the carrying amounts and estimated fair values of our financial instruments.

                                                       At December 31,
                                   -----------------------------------------------------
                                              2003                        2002
                                   -----------------------------------------------------
                                    Carrying      Estimated      Carrying     Estimated
(In Thousands)                       Amount       Fair Value      Amount     Fair Value
----------------------------------------------------------------------------------------
Financial Assets:
   Federal funds sold and
      repurchase agreements        $    65,926   $    65,926   $   510,252   $   510,252
   Securities available-for-sale     2,654,992     2,654,992     2,792,581     2,792,581
   Securities held-to-maturity       5,792,727     5,809,117     5,041,257     5,100,565
   FHLB-NY stock                       213,450       213,450       247,550       247,550
   Loans held-for-sale                  23,023        23,517        62,669        63,870
   Loans receivable, net            12,603,866    12,947,778    11,975,815    12,548,717
   MSR, net                             17,952        17,981        20,411        20,413
   Interest rate caps                       --            --            95            95
   Interest rate swaps                      --            --         2,998         2,998

Financial Liabilities:
   Deposits                         11,186,594    11,341,683    11,067,196    11,279,584
   Borrowed funds, net               9,628,171    10,052,553     8,821,180     9,466,988
   Interest rate swaps                     621           621            --            --

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

Loans held-for-sale

Fair values of loans held-for-sale were estimated based on current secondary market prices for loans with similar terms.

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

Outstanding commitments

Outstanding commitments include (1) commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers, (2) commitments to sell residential mortgage loans for which fair values were estimated based on current secondary market prices for commitments with similar terms and (3) commitments to purchase securities and forward borrowing commitments for which fair values were based on securities dealers' estimated market values. Due to the short-term nature of our outstanding commitments, the fair values of these commitments are immaterial to our financial condition.

(20)  Condensed Parent Company Only Financial Statements

The following condensed parent company only financial statements reflect our investments in our wholly-owned subsidiaries, Astoria Federal, Astoria Capital Trust I and AF Insurance Agency, Inc. using the equity method of accounting:

Astoria Financial Corporation - Condensed Statements of Financial Condition

                                                             At December 31,
                                                         -----------------------
(In Thousands)                                              2003         2002
--------------------------------------------------------------------------------
Assets:
   Cash                                                  $       --   $        3
   Federal funds sold and repurchase agreements              65,926      279,867
   Other securities available-for-sale                          139          143
   ESOP loans receivable                                     34,720       35,662
   Accrued interest receivable                                    9           22
   Other assets                                               1,741        3,506
   Investment in Astoria Federal                          1,796,233    1,742,031
   Investment in Astoria Capital Trust I                      3,929        3,929
   Investment in AF Insurance Agency, Inc.                    1,885        1,210
--------------------------------------------------------------------------------
Total assets                                             $1,904,582   $2,066,373
================================================================================
Liabilities and stockholders' equity:
   Other borrowings                                      $  473,037   $  476,046
   Other liabilities                                          6,118        3,980
   Dividends payable                                             --        2,000
   Amounts due to subsidiaries                               28,896       30,349
   Stockholders' equity                                   1,396,531    1,553,998
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $1,904,582   $2,066,373
================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

                                                              For the Year Ended December 31,
                                                              -------------------------------
(In Thousands)                                                  2003       2002        2001
---------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold, repurchase
     agreements and other securities                          $  1,500   $  2,990   $   2,837
   ESOP loans receivable                                         2,140      2,226       2,292
---------------------------------------------------------------------------------------------
Total interest income                                            3,640      5,216       5,129
Interest expense on borrowed funds                              30,193     22,644      18,861
---------------------------------------------------------------------------------------------
Net interest expense                                            26,553     17,428      13,732
---------------------------------------------------------------------------------------------
Non-interest income                                             (1,074)     1,330          --
Cash dividends from subsidiaries                               120,377     60,377     502,935
---------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and benefits                                     1,736      1,521       1,380
   Other                                                         2,323      1,721       1,554
---------------------------------------------------------------------------------------------
Total non-interest expense                                       4,059      3,242       2,934
---------------------------------------------------------------------------------------------
Income before income taxes and equity in
   undistributed (overdistributed) earnings of subsidiaries     88,691     41,037     486,269
Income tax benefit                                              12,970      7,885       6,757
---------------------------------------------------------------------------------------------
Income before equity in undistributed (overdistributed)
   earnings of subsidiaries                                    101,661     48,922     493,026
---------------------------------------------------------------------------------------------
Equity in undistributed (overdistributed) earnings
   of subsidiaries (1)                                          95,185    199,507    (270,166)
---------------------------------------------------------------------------------------------
Net income                                                    $196,846   $248,429   $ 222,860
=============================================================================================

(1) The equity in overdistributed earnings of subsidiaries for the year ended December 31, 2001 represents dividends paid to us in excess of our subsidiaries' current year earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       Astoria Financial Corporation - Condensed Statements of Cash Flows

                                                                       For the Year Ended December 31,
                                                                     ---------------------------------
(In Thousands)                                                          2003        2002        2001
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $ 196,846   $ 248,429   $ 222,860
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in (undistributed) overdistributed earnings of
         subsidiaries                                                  (95,185)   (199,507)    270,166
      Decrease (increase) in accrued interest receivable                    13          62         (57)
      Amortization of premiums and deferred costs                        1,070         512         589
      (Increase) decrease in other assets net of other liabilities
         and amounts due subsidiaries                                      (82)      7,654       5,777
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              102,662      57,150     499,335
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Principal payments on ESOP loans receivable                             942       1,514       1,022
   Proceeds from maturities of securities available-for sale                --          --         500
------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                  942       1,514       1,522
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from borrowings with original terms greater
      than three months                                                     --     246,433      99,030
   Repayments of borrowings with original terms greater
      than three months                                                     --          --     (40,000)
   Cash paid for cash flow hedging instrument                               --      (3,297)         --
   Common stock repurchased                                           (195,471)   (211,103)   (289,087)
   Redemption of preferred stock                                       (54,500)         --          --
   Cash received for options exercised                                   8,793      11,742      19,099
   Cash dividends paid to stockholders                                 (76,370)    (74,258)    (64,752)
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (317,548)    (30,483)   (275,710)
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (213,944)     28,181     225,147
Cash and cash equivalents at beginning of the year                     279,870     251,689      26,542
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                         $  65,926   $ 279,870   $ 251,689
======================================================================================================

Q U A R T E R L Y  R E S U L T S  O F  O P E R A T I O N S  (Unaudited)

                                                         For the Year Ended December 31, 2003
                                                      -----------------------------------------
                                                        First     Second      Third     Fourth
(In Thousands, Except Per Share Data)                  Quarter    Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------
Interest income                                       $282,566   $269,233   $247,255   $258,237
Interest expense                                       173,558    172,982    167,623    163,590
-----------------------------------------------------------------------------------------------
Net interest income                                    109,008     96,251     79,632     94,647
Provision for loan losses                                   --         --         --         --
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    109,008     96,251     79,632     94,647
Non-interest income                                     25,895     31,543     33,880     28,243
-----------------------------------------------------------------------------------------------
Total income                                           134,903    127,794    113,512    122,890
-----------------------------------------------------------------------------------------------
General and administrative expense                      51,966     51,840     51,408     50,663
-----------------------------------------------------------------------------------------------
Income before income tax expense                        82,937     75,954     62,104     72,227
Income tax expense                                      26,540     25,065     20,503     24,268
-----------------------------------------------------------------------------------------------
Net income                                            $ 56,397   $ 50,889   $ 41,601   $ 47,959
===============================================================================================
Basic earnings per common share                       $   0.69   $   0.64   $   0.53   $   0.65
Diluted earnings per common share                     $   0.69   $   0.64   $   0.53   $   0.63

                                                         For the Year Ended December 31, 2002
                                                      -----------------------------------------
                                                        First     Second      Third     Fourth
(In Thousands, Except Per Share Data)                  Quarter    Quarter    Quarter    Quarter
-----------------------------------------------------------------------------------------------
Interest income                                       $330,890   $326,275   $313,380   $295,717
Interest expense                                       215,963    203,906    197,256    184,713
-----------------------------------------------------------------------------------------------
Net interest income                                    114,927    122,369    116,124    111,004
Provision for loan losses                                1,004      1,002        301         --
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    113,923    121,367    115,823    111,004
Non-interest income                                     26,960     24,328     25,212     30,907
-----------------------------------------------------------------------------------------------
Total income                                           140,883    145,695    141,035    141,911
-----------------------------------------------------------------------------------------------
General and administrative expense                      48,129     50,275     48,582     48,841
Extinguishment of debt                                      --         --         --      2,202
-----------------------------------------------------------------------------------------------
Income before income tax expense                        92,754     95,420     92,453     90,868
Income tax expense                                      31,536     31,489     30,237     29,804
-----------------------------------------------------------------------------------------------
Net income                                            $ 61,218   $ 63,931   $ 62,216   $ 61,064
===============================================================================================
Basic earnings per common share                       $   0.70   $   0.74   $   0.73   $   0.73
Diluted earnings per common share                     $   0.69   $   0.73   $   0.72   $   0.73

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                INDEX OF EXHIBITS

Exhibit No.                           Identification of Exhibit
-----------                           -------------------------
2.1           Agreement and Plan of Merger dated as of the 2nd day of April 1998 by and between Astoria Financial Corporation and Long Island Bancorp,
              Inc., as amended. (1)

3.1 Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998. (2)

3.2           Bylaws of Astoria Financial Corporation. (3)

4.1           Astoria Financial Corporation Specimen Stock Certificate. (*)

4.2           Federal Stock Charter of Astoria Federal Savings and Loan Association.
              (4)

4.3           Bylaws of Astoria Federal Savings and Loan Association, as amended.
              (4)

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

4.9           Form of Rights Certificate. (5)

4.10          Indenture, dated as of October 28, 1999, between Astoria Financial
              Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange
              Junior Subordinated Debentures. (9)

4.11          Form of Certificate of Junior Subordinated Debenture. (9)

4.12          Form of Certificate of Exchange Junior Subordinated Debenture. (9)

4.13          Amended and Restated Declaration of Trust of Astoria Capital Trust I,
              dated as of October 28, 1999. (9)

Exhibit No.                           Identification of Exhibit
-----------                           -------------------------
4.14          Common Securities Guarantee Agreement of Astoria Financial
              Corporation, dated as of October 28, 1999. (9)

4.15          Form of Certificate Evidencing Common Securities of Astoria Capital
              Trust I. (9)

4.16          Form of Exchange Capital Security Certificate for Astoria Capital
              Trust I. (9)

4.17          Series A Capital Securities Guarantee Agreement of Astoria Financial
              Corporation, dated as of October 28, 1999. (9)

4.18          Form of Series B Capital Securities Guarantee Agreement of Astoria
              Financial Corporation. (9)

4.19          Form of Capital Security Certificate of Astoria Capital Trust I. (9)

4.20          Indenture between Astoria Financial Corporation and Wilmington Trust
              Company, as Debenture Trustee, dated as of October 16, 2002, relating to the Senior Notes due 2012. (10)

4.21          Form of 5.75% Senior Note due 2012, Series B. (10)

4.22          Astoria Financial Corporation Automatic Dividend Reinvestment and
              Stock Purchase Plan. (11)

10.1          Agreement dated as of December 28, 2000 by and between Astoria Federal
              Savings and Loan Association, Astoria Financial Corporation, the
              Astoria Federal Savings and Loan Association Employee Stock Ownership
              Plan Trust and The Long Island Savings Bank FSB Employee Stock
              Ownership Plan Trust. (4)

10.2          Amended and Restated Loan Agreement by and between Astoria Federal
              Savings and Loan Association Employee Stock Ownership Plan Trust and
              Astoria Financial Corporation made and entered into as of January 1, 2000. (4)

10.3          Promissory Note of Astoria Federal Savings and Loan Association
              Employee Stock Ownership Plan Trust dated January 1, 2000. (4)

10.4          Pledge Agreement made as of January 1, 2000 by and between Astoria
              Federal Savings and Loan Association Employee Stock Ownership Plan
              Trust and Astoria Financial Corporation. (4)

10.5          Amended and Restated Loan Agreement by and between The Long Island
              Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria
              Financial Corporation made and entered into as of January 1, 2000. (4)

10.6          Promissory Note of The Long Island Savings Bank FSB Employee Stock
              Ownership Plan Trust dated January 1, 2000. (4)

Exhibit No.                           Identification of Exhibit
-----------                           -------------------------
10.7          Pledge Agreement made as of January 1, 2000 by and between The Long
              Island Savings Bank FSB Employee Stock Ownership Plan Trust and
              Astoria Financial Corporation. (4)

              Exhibits 10.8 through 10.46 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form
              10-K pursuant to Item 15(c) of this report.

10.8          Astoria Federal Savings and Loan Association and Astoria Financial
              Corporation Directors' Retirement Plan, as amended and restated effective February 21, 1996. (*)

10.9          The Long Island Bancorp, Inc., Non-Employee Director Retirement
              Benefit Plan, as amended. (3)

10.10         Astoria Financial Corporation Death Benefit Plan for Outside
              Directors. (*)

10.11         Deferred Compensation Plan for Directors of Astoria Financial
              Corporation. (*)

10.12 Astoria Financial Corporation 1993 Incentive Stock Option Plan, as amended. (8)

10.13         Astoria Financial Corporation 1993 Stock Option Plan For Outside
              Directors, as amended. (8)

10.14         1996 Stock Option Plan for Officers and Employees of Astoria Financial
              Corporation, as amended. (8)

10.15         1996 Stock Option Plan for Outside Directors of Astoria Financial
              Corporation, as amended. (8)

10.16         1999 Stock Option Plan for Officers and Employees of Astoria Financial
              Corporation. (12)

10.17         1999 Stock Option Plan for Outside Directors of Astoria Financial
              Corporation. (12)

10.18         Amendment to Section 4.5 of the 1999 Stock Option Plan for Outside
              Directors of Astoria Financial Corporation. (4)

10.19         2003 Stock Option Plan for Officers and Employees of Astoria Financial
              Corporation. (13)

10.20         Astoria Federal Savings and Loan Association Annual Incentive Plan for
              Select Executives. (3)

10.21         Astoria Financial Corporation Executive Officer Annual Incentive Plan.
              (12)

10.22         Astoria Financial Corporation Amended and Restated Employment
              Agreement with George L. Engelke, Jr., dated as of January 1, 2000.
              (14)

Exhibit No.                           Identification of Exhibit
-----------                           -------------------------

10.23         Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with George L. Engelke, Jr., dated as of
              January 1, 2000. (14)

10.24         Astoria Financial Corporation Amended and Restated Employment
              Agreement with Gerard C. Keegan, dated as of January 1, 2000. (14)

10.25         Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with Gerard C. Keegan, dated as of January 1,
              2000. (14)

10.26         Employment Termination and Release Agreement by and among John J.
              Conefry, Jr., Astoria Federal Savings and Loan Association and Astoria
              Financial Corporation. (4)

10.27         Astoria Financial Corporation Amended and Restated Employment
              Agreement with Arnold K. Greenberg dated as of January 1, 2000. (14)

10.28         Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with Arnold K. Greenberg, dated as of January 1,
              2000. (14)

10.29         Astoria Financial Corporation Employment Agreement with Gary T.
              McCann, dated as of December 1, 2003. (*)

10.30         Astoria Federal Savings and Loan Association Employment Agreement with
              Gary T. McCann, dated as of December 1, 2003. (*)

10.31         Astoria Financial Corporation Amended and Restated Employment
              Agreement with Monte N. Redman dated as of January 1, 2000. (14)

10.32         Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with Monte N. Redman, dated as of January 1,
              2000. (14)

10.33         Astoria Financial Corporation Amended and Restated Employment
              Agreement with Alan P. Eggleston dated as of January 1, 2000. (14)

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

10.36         Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria
              Financial Corporation and Robert J. DeStefano. (14)

Exhibit No.                           Identification of Exhibit
-----------                           -------------------------
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

10.40         Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria
              Financial Corporation and Harold R. Leistmann. (4)

10.41         Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria
              Financial Corporation and Brian T. Edwards. (4)

10.42         Retirement Medical and Dental Benefit Policy for Senior Officers. (8)

10.43         Form of Option Conversion Agreement by and between Astoria Financial
              Corporation and Former Officer or Director of Long Island Bancorp,
              Inc. dated September 30, 1998. (15)

10.44         Option Conversion Certificates of Robert J. Conway, Leo J. Waters and
              Donald D. Wenk. (3)

10.45         Trust Agreement, dated as of January 31, 1995 between Astoria
              Financial Corporation and State Street Bank and Trust Company. (*)

10.46         Option Conversion Agreement by and between Astoria Financial
              Corporation and Gerard C. Keegan. (8)

12.1          Statement regarding computation of ratios. (*)

21.1          Subsidiaries of Astoria Financial Corporation. (*)

23            Consent of Independent Auditors. (*)

31.1          Certifications of Chief Executive Officer. (*)

31.2          Certifications of Chief Financial Officer. (*)

32.1          Written Statement of Chief Executive Officer furnished pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
              Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

Exhibit No.                           Identification of Exhibit
-----------                           -------------------------
32.2          Written Statement of Chief Financial Officer furnished pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
              Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004, which will be filed with the SEC within 120 days from December 31, 2003, is incorporated herein by reference.

----------
* Filed herewith. Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the SEC website at www.sec.gov/edgar/searchedgar/webusers.htm.

(1) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K/A, dated April 2, 1998, filed with the Securities and Exchange Commission on April 10, 1998 (File Number 000-22228), as amended by the First Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998 (File Number 000-22228) and the Second Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 10, 1998 (File Number 000-22228).

(2) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on September 10, 1998 (File Number 000-22228).

(3) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(4) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 26, 2001 (File Number 000-22228).

(5) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form 8-K/A dated July 17, 1996, filed with the Securities and Exchange Commission on July 23, 1996.

(6) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 26, 2002 (File Number 000-22228).

(7) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999 (File Number 000-22228).

(8) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998 (File Number 000-22228).

(9) Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on February 18, 2000.

(10) Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on December 6, 2002.

(11) Incorporated by reference to Form 424B3 Prospectus Supplement, filed with the Securities and Exchange Commission on February 1, 2000.

(12) Incorporated by reference to Astoria Financial Corporation's Form 14-A Definitive Proxy Statement filed on April 8, 1999 (File Number 000-22228).

(13) Incorporated by reference to Astoria Financial Corporation's Form 14-A Definitive Proxy Statement filed on April 8, 2003 (File Number 001-11967).

(14) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000 (File Number 000-22228).

(15) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form S-8, dated September 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998.

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'