Form 10-Q
period 2004-03-31
ASTORIA FINANCIAL CORP
filed 2004-05-07
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock   Number of Shares Outstanding, April 30, 2004
-----------------------   --------------------------------------------
     .01 Par Value                         78,123,795
     -------------                         ----------

                         PART I - FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1.      Financial Statements (Unaudited):

             Consolidated Statements of Financial Condition at March 31, 2004
                and December 31, 2003                                              2

             Consolidated Statements of Income for the Three Months Ended
                March 31, 2004 and March 31, 2003                                  3

             Consolidated Statement of Changes in Stockholders' Equity for the
                Three Months Ended March 31, 2004                                  4

             Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 2004 and March 31, 2003                                  5

             Notes to Consolidated Financial Statements                            6

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                              9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk           33

Item 4.      Controls and Procedures                                              35

                             PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                    36

Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases
                of Equity Securities                                              36

Item 3.      Defaults Upon Senior Securities                                      36

Item 4.      Submission of Matters to a Vote of Security Holders                  36

Item 5.      Other Information                                                    36

Item 6.      Exhibits and Reports on Form 8-K                                     37

Signatures                                                                        37

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                   (Unaudited)
                                                                                        At                At
(In Thousands, Except Share Data)                                                 March 31, 2004   December 31, 2003
--------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                            $   126,028        $   173,828
Federal funds sold and repurchase agreements                                           404,250             65,926
Available-for-sale securities:
   Encumbered                                                                        2,289,534          1,997,953
   Unencumbered                                                                        359,298            657,039
--------------------------------------------------------------------------------------------------------------------
                                                                                     2,648,832          2,654,992
Held-to-maturity securities, fair value of $5,784,103 and $5,809,117, respectively:
   Encumbered                                                                        5,120,524          5,508,864
   Unencumbered                                                                        583,968            283,863
--------------------------------------------------------------------------------------------------------------------
                                                                                     5,704,492          5,792,727
Federal Home Loan Bank of New York stock, at cost                                      168,700            213,450
Loans held-for-sale, net                                                                31,142             23,023
Loans receivable:
   Mortgage loans, net                                                              12,281,479         12,248,772
   Consumer and other loans, net                                                       455,467            438,215
--------------------------------------------------------------------------------------------------------------------
                                                                                    12,736,946         12,686,987
   Allowance for loan losses                                                           (82,966)           (83,121)
--------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                               12,653,980         12,603,866
Mortgage servicing rights, net                                                          15,327             17,952
Accrued interest receivable                                                             78,344             77,956
Premises and equipment, net                                                            158,844            160,089
Goodwill                                                                               185,151            185,151
Bank owned life insurance                                                              370,510            370,310
Other assets                                                                           105,062            122,324
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $22,650,662        $22,461,594
====================================================================================================================

LIABILITIES:
Deposits:
   Savings                                                                         $ 2,973,444        $ 2,959,015
   Money market                                                                      1,149,942          1,232,771
   NOW and demand deposit                                                            1,505,050          1,493,410
   Certificates of deposit                                                           5,880,244          5,501,398
--------------------------------------------------------------------------------------------------------------------
Total deposits                                                                      11,508,680         11,186,594
Reverse repurchase agreements                                                        7,085,000          7,235,000
Federal Home Loan Bank of New York advances                                          1,829,000          1,924,000
Other borrowings, net                                                                  480,797            473,037
Mortgage escrow funds                                                                  148,992            108,635
Accrued expenses and other liabilities                                                 156,502            137,797
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   21,208,971         21,065,063

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,225,000 shares authorized and -0- shares issued and outstanding)             --                 --
   Series B (2,000,000 shares authorized and -0- shares issued and outstanding)             --                 --
Common stock, $.01 par value; (200,000,000 shares authorized;
   110,996,592 shares issued; and 78,231,048 and 78,670,254 shares
   outstanding, respectively)                                                            1,110              1,110
Additional paid-in capital                                                             804,822            798,583
Retained earnings                                                                    1,512,563          1,481,546
Treasury stock (32,765,544 and 32,326,338 shares, at cost, respectively)              (837,169)          (811,993)
Accumulated other comprehensive loss                                                   (13,830)           (46,489)
Unallocated common stock held by ESOP (4,695,440 and 4,760,054
   shares, respectively)                                                               (25,805)           (26,226)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           1,441,691          1,396,531
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $22,650,662        $22,461,594
====================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                               For the Three Months Ended March 31,
                                                               ------------------------------------
(In Thousands, Except Share Data)                                        2004          2003
---------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                             $   111,350   $   126,929
      Multi-family, commercial real estate and construction               53,631        46,216
   Consumer and other loans                                                4,890         4,772
   Mortgage-backed securities                                             86,873        94,048
   Other securities                                                        4,196         9,849
   Federal funds sold and repurchase agreements                              154           752
---------------------------------------------------------------------------------------------------
Total interest income                                                    261,094       282,566
---------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                               54,230        58,241
   Borrowed funds                                                         92,351       115,317
---------------------------------------------------------------------------------------------------
Total interest expense                                                   146,581       173,558
---------------------------------------------------------------------------------------------------
Net interest income                                                      114,513       109,008
Provision for loan losses                                                     --            --
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                      114,513       109,008
---------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                                  13,749        14,833
   Other loan fees                                                         1,262         1,826
   Net gain of sales of securities                                         2,372         2,136
   Mortgage banking (loss) income, net                                    (1,118)          436
   Income from bank owned life insurance                                   4,450         5,199
   Other                                                                   1,424         1,465
---------------------------------------------------------------------------------------------------
Total non-interest income                                                 22,139        25,895
---------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                           31,464        28,764
      Occupancy, equipment and systems                                    16,717        14,615
      Federal deposit insurance premiums                                     449           492
      Advertising                                                          1,709         1,498
      Other                                                                6,704         6,597
---------------------------------------------------------------------------------------------------
Total non-interest expense                                                57,043        51,966
---------------------------------------------------------------------------------------------------
Income before income tax expense                                          79,609        82,937
Income tax expense                                                        26,196        26,540
---------------------------------------------------------------------------------------------------
Net income                                                                53,413        56,397
Preferred dividends declared                                                  --        (1,500)
---------------------------------------------------------------------------------------------------
Net income available to common shareholders                          $    53,413   $    54,897
===================================================================================================
Basic earnings per common share                                      $      0.72   $      0.69
===================================================================================================
Diluted earnings per common share                                    $      0.71   $      0.69
===================================================================================================
Dividends per common share                                           $      0.25   $      0.20
===================================================================================================
Basic weighted average common shares                                  73,916,449    79,041,158
Diluted weighted average common and common equivalent shares          75,343,051    79,781,388

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    For the Three Months Ended March 31, 2004

                                                                                                                  Unallocated
                                                                                                    Accumulated      Common
                                                                Additional                             Other         Stock
                                                        Common    Paid-in    Retained    Treasury  Comprehensive      Held
(In Thousands, Except Share Data)              Total     Stock    Capital    Earnings     Stock         Loss        by ESOP
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                $1,396,531  $1,110   $798,583   $1,481,546  $(811,993)   $(46,489)     $(26,226)

Comprehensive income:
   Net income                                   53,413      --         --       53,413         --          --            --
   Other comprehensive income, net of tax:
      Net unrealized gain on securities         32,611      --         --           --         --      32,611            --
      Reclassification of net unrealized
         loss on cash flow hedge                    48      --         --           --         --          48            --
                                            ----------
Comprehensive income                            86,072
                                            ----------
Common stock repurchased
   (1,020,000 shares)                          (39,809)     --         --           --    (39,809)         --            --

Dividends on common stock                      (18,503)     --         --      (18,503)        --          --            --

Exercise of stock options and related
   tax benefit (580,794 shares issued)          14,568      --      3,828       (3,893)    14,633          --            --

Amortization relating to allocation
   of ESOP stock                                 2,832      --      2,411           --         --          --           421
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                   $1,441,691  $1,110   $804,822   $1,512,563  $(837,169)   $(13,830)     $(25,805)
=============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
(In Thousands)                                                                         2004          2003
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $    53,413   $    56,397
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net premium amortization on mortgage loans and
         mortgage-backed securities                                                      8,330        25,017
      Net amortization (accretion) on other securities, consumer and
         other loans and borrowings                                                        885        (1,351)
      Net provision for real estate losses                                                  --             5
      Depreciation and amortization                                                      3,333         2,949
      Net gain on sales of loans and securities                                         (3,073)       (4,989)
      Originations of loans held-for-sale                                              (64,749)     (135,684)
      Proceeds from sales and principal repayments of loans held-for-sale               57,331       151,767
      Amortization relating to allocation of ESOP stock                                  2,832         2,354
      Increase in accrued interest receivable                                             (388)       (4,038)
      Mortgage servicing rights amortization and valuation
         allowance, net of capitalized amounts                                           2,625         2,787
      Income from bank owned life insurance, net of insurance proceeds received           (200)       (5,199)
      Decrease (increase) in other assets                                                1,419        (1,273)
      Increase in accrued expenses and other liabilities                                23,154        11,986
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                      84,912       100,728
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Originations of loans receivable                                                (660,341)   (1,065,770)
      Loan purchases through third parties                                            (230,919)     (348,147)
      Principal payments on loans receivable                                           834,306     1,587,193
      Purchases of mortgage-backed securities held-to-maturity                        (307,001)   (2,762,749)
      Purchases of mortgage-backed securities available-for-sale                       (99,366)     (601,787)
      Purchases of other securities available-for-sale                                    (508)         (100)
      Principal payments on mortgage-backed securities held-to-maturity                388,960     1,167,004
      Principal payments on mortgage-backed securities available-for-sale              141,272       541,220
      Proceeds from calls and maturities of other securities held-to-maturity            3,664        66,705
      Proceeds from calls and maturities of other securities available-for-sale             23       102,712
      Proceeds from sales of mortgage-backed securities available-for-sale                  --       201,836
      Proceeds from sales of other securities available-for-sale                        22,692            --
      Net redemptions (purchases) of FHLB stock                                         44,750       (49,050)
      Proceeds from sales of real estate owned, net                                        297           479
      Purchases of premises and equipment, net of proceeds from sales                   (2,088)       (5,551)
-------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                              135,741    (1,166,005)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net increase in deposits                                                         322,086       190,921
      Net increase in borrowings with original terms of three months or less           165,000       410,000
      Net proceeds from borrowings with original terms greater than three months     2,400,000       500,000
      Repayments of borrowings with original terms greater than three months        (2,810,000)     (350,000)
      Net increase in mortgage escrow funds                                             40,357        40,527
      Common stock repurchased                                                         (39,809)      (53,744)
      Cash dividends paid to stockholders                                              (18,503)      (17,325)
      Cash received for stock options exercised                                         10,740         1,123
-------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                      69,871       721,502
-------------------------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents                          290,524      (343,775)
Cash and cash equivalents at beginning of period                                       239,754       677,857
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   530,278   $   334,082
=============================================================================================================
Supplemental disclosures:
   Cash paid during the period:
      Interest                                                                     $   156,918   $   172,866
=============================================================================================================
      Income taxes                                                                 $     2,074   $     1,821
=============================================================================================================
   Additions to real estate owned                                                  $       533   $       325
=============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal, and AF Insurance Agency, Inc. As used in this quarterly report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, including Astoria Federal and AF Insurance Agency, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another wholly-owned subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes as a result of our adoption of the Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46(R), effective January 1, 2004. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and common securities and using the proceeds to acquire Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I. See Note 6 for further discussion of the impact of our adoption of FIN 46(R).

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2004 and December 31, 2003, our results of operations for the three months ended March 31, 2004 and 2003, changes in our stockholders' equity for the three months ended March 31, 2004 and our cash flows for the three months ended March 31, 2004 and 2003. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2004 and December 31, 2003, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2003 audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K.

2.   Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                               For the Three Months Ended March 31,
                                              -------------------------------------
                                                     2004                2003
-----------------------------------------------------------------------------------
                                               Basic    Diluted    Basic    Diluted
(In Thousands, Except Per Share Data)           EPS       EPS       EPS     EPS (1)
-----------------------------------------------------------------------------------
Net income                                    $53,413   $53,413   $56,397   $56,397
Preferred dividends declared                       --        --    (1,500)   (1,500)
-----------------------------------------------------------------------------------
Net income available to common shareholders   $53,413   $53,413   $54,897   $54,897
===================================================================================

Total weighted average basic
   common shares outstanding                   73,916    73,916    79,041    79,041
Effect of dilutive securities:
   Options                                         --     1,427        --       740
-----------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                   73,916    75,343    79,041    79,781
===================================================================================

Net earnings per common share                 $  0.72   $  0.71   $  0.69   $  0.69
===================================================================================

(1) Options to purchase 1,926,484 shares of common stock at prices between $26.24 per share and $29.88 per share were outstanding as of March 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2003.

3.   Mortgage Servicing Rights, or MSR

MSR are carried at amortized cost, and impairment, if any, is recognized through a valuation allowance. MSR, at amortized cost, totaled $28.2 million at March 31, 2004 and $29.6 million at December 31, 2003. The valuation allowance totaled $12.9 million at March 31, 2004 and $11.6 million at December 31, 2003. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR amortization totaled $2.0 million for the three months ended March 31, 2004 and $3.8 million for the three months ended March 31, 2003. As of March 31, 2004, estimated future MSR amortization through 2009, based on the prepayment assumptions utilized in the March 31, 2004 MSR valuation, is as follows: $5.4 million for the remainder of 2004, $5.9 million for 2005, $4.3 million for 2006, $3.2 million for 2007, $2.3 million for 2008 and $1.7 million for 2009. Actual results will vary depending upon the level of repayments on the loans currently serviced.

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

The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                For the Three Months Ended March 31,
                                                ------------------------------------
(In Thousands, Except Per Share Data)                       2004      2003
------------------------------------------------------------------------------------
Net income:
   As reported                                            $53,413   $56,397
   Deduct: Total stock-based
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effect                             1,456     1,378
                                                          -------   -------
   Pro forma                                              $51,957   $55,019
                                                          =======   =======

Basic earnings per common share:
   As reported                                            $  0.72   $  0.69
                                                          =======   =======
   Pro forma                                              $  0.70   $  0.68
                                                          =======   =======

Diluted earnings per common share:
   As reported                                            $  0.71   $  0.69
                                                          =======   =======
   Pro forma                                              $  0.69   $  0.67
                                                          =======   =======

5.   Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

                                                                       Other Postretirement
                                            Pension Benefits                  Benefits
                                       --------------------------   --------------------------
                                       For the Three Months Ended   For the Three Months Ended
                                              March 31,                    March 31,
                                       --------------------------   --------------------------
(In Thousands)                                2004     2003                 2004   2003
-----------------------------------------------------------------   --------------------------
Service cost                                 $  839   $  590                $117   $ 97
Interest cost                                 2,444    2,094                 243    269
Expected return on plan assets               (2,906)  (2,177)                 --     --
Amortization of prior service cost               40       35                  10     11
Recognized net actuarial loss (gain)            619      736                  (2)   (41)
Amortization of transition asset                 (9)     (23)                 --     --
----------------------------------------------------------------------------------------------
Net periodic cost                            $1,027   $1,255                $368   $336
==============================================================================================

During the three months ended March 31, 2004, we contributed $162,000 to our unfunded defined benefit pension plans and $378,000 to our other postretirement benefit plan. During the remainder of 2004, we expect to contribute approximately $486,000 to our unfunded defined benefit pension plans and approximately $1.1 million to our other postretirement benefit plan. Contributions to these plans are made to cover benefit payments.

6.   Impact of Accounting Standards and Interpretations

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

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements Nos. 87, 88 and 106," or SFAS No. 132(R). SFAS No. 132(R) requires additional disclosures to those in the original statement about defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) also amends APB Opinion No. 28, "Interim Financial Reporting," to require interim disclosures related to pension plans and other postretirement benefit plans. SFAS No. 132(R) was effective for financial statements for fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments which is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by SFAS No. 132(R) are effective for interim periods beginning after December 15, 2003. As the provisions of SFAS No. 132(R) are disclosure related, the adoption of SFAS No. 132(R) had no impact on our financial condition or results of operations. The interim disclosures are provided in Note 5.

In December 2003, the FASB issued FIN 46(R). All public entities were required to fully implement FIN 46(R) no later than the end of the first reporting period ending after March 15, 2004. Effective January 1, 2004, we implemented FIN 46(R), which required us to deconsolidate our wholly-owned subsidiary Astoria Capital Trust I. The impact of this deconsolidation on our financial statements is to increase consolidated total assets by $3.9 million, reflecting our investment in the common securities of Astoria Capital Trust I, and increase consolidated total borrowings by $3.9 million, reflecting the difference between the aggregate principal amount of the Junior Subordinated Debentures we issued to Astoria Capital Trust I and the aggregate principal amount of Capital Securities issued by Astoria Capital Trust I in the private placement completed in 1999. Additionally, we redesignated two interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust I. All prior period financial statements reflected herein have been restated to reflect the deconsolidation.

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

Executive Summary

The following overview should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in its entirety.

We are a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal and our primary business is the operation of Astoria Federal. Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities, multi-family mortgage loans and commercial real estate loans. Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continued to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving these goals over the past several years and that trend has continued into the first quarter of 2004.

During the first quarter of 2004, the national and local real estate markets remained strong and continued to support new and existing home sales. This has helped us maintain our strong credit quality and purchase mortgage activity. The increase in interest rates during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the fourth quarter of 2003 which continued into the first quarter of 2004. Medium- and long-term rates (maturities of two to ten years) declined during the first quarter of 2004 which resulted in an increase in mortgage applications received in March and an increase in cash flows received in March and April. These increases were not as significant as the extraordinary levels of cash flows we experienced throughout the first nine months of 2003. Since March 31, 2004, medium- and long-term rates have risen above their December 31, 2003 levels and the U.S. Treasury yield curve remains steep.

We continue to experience intense competition for deposits, particularly money market and checking accounts, from certain local competitors and new market entrants who have offered these accounts at well above market rates. We have not increased the rates we offer on these types of accounts as we do not consider it a cost effective strategy in the current low interest rate environment. Despite this intense competition, total deposits increased during the first quarter of 2004. This increase was primarily attributable to an increase in certificates of deposit as a result of the success of our marketing campaign which focused on attracting long-term certificates of deposit to enable us to reduce borrowings.

Our total loan portfolio grew slightly during the first quarter of 2004. This growth was primarily in our multi-family and commercial real estate loan portfolio, which is attributable to our increased emphasis on the origination of these loans over the past several years. Our growth in the multi-family and commercial real estate portfolio was slowed due to lower than anticipated originations as a result of very competitive pricing of multi-family loans by several local competitors, in conjunction with a reduction in refinance activity, during the 2004 first quarter. Partially offsetting the growth in the multi-family and commercial real estate loan portfolio was a decrease in our one-to-four family mortgage loan portfolio where repayments continued to outpace originations. Our total non-performing assets declined from December 31, 2003 to March 31, 2004.

During the first quarter of 2004, due to the reduction in cash flows resulting from the reduction in refinance activity, we significantly reduced our purchases of mortgage-backed securities. Overall, our securities portfolio decreased slightly from December 31, 2003. Additionally, as previously discussed, the success of our certificate of deposit marketing campaign during the first quarter of 2004 enabled us to repay a portion of borrowings which matured and as a result, our borrowings also decreased from December 31, 2003.

Net income for the three months ended March 31, 2004 decreased compared to the three months ended March 31, 2003. The decrease in net income was primarily due to an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income. The increase in net interest income was primarily attributable to a decrease in interest expense on borrowings related to the refinancing of higher cost borrowings which matured throughout 2003 and the first quarter of 2004 at substantially lower rates. Partially offsetting the decrease in interest expense was a decrease in interest income, primarily on our mortgage-backed securities and mortgage loans, which was attributable to extraordinarily high levels of repayments in 2003 and the reinvestment of the cash flows we received in lower yielding assets due to the low interest rate environment. The negative impact of the reinvestment in lower yielding assets was partially offset by a decrease in net premium amortization as a result of the reduction in refinance activity in the first quarter of 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. The increase in non-interest expense relates primarily to increases in compensation expense and office occupancy and systems expense. The decrease in non-interest income relates to decreases in customer service fees and mortgage banking income, net.

With reduced refinance activity and a projected continuation of a relatively steep U.S. Treasury yield curve, we anticipate solid growth in our mortgage loan portfolio, as well as growth in deposits, with a focus on long-term certificates of deposit and checking accounts, during the remainder of 2004. Additionally, as a result of our efforts in 2003 and the first quarter of 2004 to significantly reduce the cost of our liabilities and lengthen the terms of both borrowings and certificates of deposit, we expect continued growth in earnings and related returns during the remainder of 2004.

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

Critical Accounting Policies

Note 1 to our audited consolidated financial statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2003, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The description of these policies should be read in conjunction with the corresponding section of our Annual Report on Form 10-K for the year ended December 31, 2003.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances. Specific valuation allowances are established in connection with individual loan reviews and the asset classification process. General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. Our allowance for loan losses to non-performing loans was 337.27% at March 31, 2004, compared to 280.10% at December 31, 2003. Our allowance for loan losses to total loans was 0.65% at March 31, 2004, compared to 0.66% at December 31, 2003. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

For additional information regarding our allowance for loan losses, see "Provision for Loan Losses" and "Asset Quality" in this document and Part II,
Item 7, "MD&A," in our Annual Report on Form 10-K for the year ended December 31, 2003.

Valuation of MSR

MSR are carried at cost and amortized over the estimated remaining lives of the loans serviced. Impairment, if any, is recognized through a valuation allowance. Impairment exists if the carrying value of MSR exceeds the estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations.

At March 31, 2004, our MSR, net, had an estimated fair value of $15.3 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.41%, a weighted average constant prepayment rate on mortgages of 17.97% and a weighted average life of 4.2 years. At December 31, 2003, our MSR, net, had an estimated fair value of $18.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.34%, a weighted average constant prepayment rate on mortgages of 15.82% and a weighted average life of 4.5 years. The increase in the weighted average constant prepayment rate from December 31, 2003 to March 31, 2004 reflects the decrease in interest rates from December 31, 2003 to March 31, 2004 and the projected increase in future prepayments as of March 31, 2004.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying value of goodwill exceeds its implied fair value. As of March 31, 2004, the carrying value of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

On September 30, 2003 we performed our annual goodwill impairment test. We determined the fair value of our one reporting unit to be in excess of its carrying value by $986.0 million, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of March 31, 2004, there have been no such events or changes in circumstances since our annual impairment test date.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders' equity. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at March 31, 2004, are based on published or securities dealers' market values and are affected by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At March 31, 2004, we had 86 securities with an estimated fair value totaling $1.83 billion which had an unrealized loss totaling $41.4 million. Of the securities in an unrealized loss position at March 31, 2004, $8.8 million, with an unrealized loss of $96,000, have been in a continuous unrealized loss position for more than twelve months. We determined the cause of all unrealized losses at March 31, 2004 to be interest rate related, and, as such, have deemed the unrealized losses as temporary. There were no securities write downs during the three months ended March 31, 2004.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $1.37 billion for the three months ended March 31, 2004 and $3.46 billion for the three months ended March 31, 2003. The decrease in loan and security repayments was primarily the result of the decreased level of mortgage loan refinance activity experienced in the 2003 fourth quarter which continued into the first quarter of 2004. The decreased level of mortgage loan refinance activity is primarily the result of an increase in interest rates during the second half of 2003 when medium- and long-term U.S. Treasury rates increased on average 70 basis points from June 30, 2003 to December 31, 2003. During the three months ended March 31, 2004, medium- and long-term U.S. Treasury rates decreased on average 37 basis points. While we have experienced an increase in refinance activity in March and April 2004, it is not of the magnitude we experienced in 2003.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $84.9 million during the three months ended March 31, 2004 and $100.7 million during the three months ended March 31, 2003. Net deposits increased $322.1 million during the three months ended March 31, 2004 and $190.9 million during the three months ended March 31, 2003. The net increases in deposits for the three months ended March 31, 2004 and 2003 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite continued intense local competition for checking accounts, we have been successful in growing our NOW and demand deposit account balances, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process. See page 27 for further detail regarding deposit activity. Net borrowings decreased $237.2 million during the three months ended March 31, 2004 and increased $563.6 million during the three months ended March 31, 2003. The decrease in net borrowings during the three months ended March 31, 2004 reflects the repayment of certain high cost borrowings as they matured. During the three months ended March 31, 2004, $4.12 billion in borrowings with a weighted average rate of 3.74% matured, of which $2.40 billion were extended through new medium-term borrowings with a weighted average rate of 2.71% and a weighted average original term of 3.3 years. All other borrowings that matured during the three months ended March 31, 2004 were either repaid or rolled over into short-term borrowings. The increase in net borrowings during the three months ended March 31, 2003 was primarily the result of additional medium-term borrowings entered into, during the low interest rate environment, to fund asset growth in excess of deposit growth. The use of medium-term borrowings helps protect against the impact on interest expense of future interest rate increases.

Our primary use of funds is for the origination and purchase of mortgage loans. During the three months ended March 31, 2004, our gross originations and purchases of mortgage loans totaled $867.3 million, including originations of loans held-for-sale totaling $63.3 million, compared to $1.47 billion, including originations of loans held-for-sale totaling $134.2 million, during the three months ended March 31, 2003. The decrease in loan originations and purchases for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 reflects the reduction in the level of mortgage refinance activity we experienced in the 2003 fourth quarter which continued into the first quarter of 2004. Purchases of mortgage-backed securities totaled $406.4 million during the three months ended March 31, 2004 and $3.36 billion during the three months ended March 31, 2003. The decrease in mortgage-backed securities purchases during the three months ended March 31, 2004 reflects the decrease in cash flows in excess of mortgage and other loan fundings resulting from the reduced refinance activity we have experienced.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $530.3 million at March 31, 2004, compared to $239.8 million at December 31, 2003. This increase is primarily due to cash flows from repayments received on mortgage loans and mortgage-backed securities which were not redeployed into the originations and purchases of loans and security purchases by the end of the 2004 first quarter. Borrowings maturing over the next twelve months total $2.40 billion with a weighted average rate of 2.66%, including $925.0 million of medium-term borrowings with a weighted average rate of 5.04%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $2.62 billion in certificates of deposit with a weighted average rate of 2.99% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates:

                                               Borrowings       Certificates of Deposit
                                            -----------------   -----------------------
                                                     Weighted               Weighted
                                                      Average                Average
(Dollars in Millions)                       Amount     Rate        Amount     Rate
-------------------------------------------------------------      -----------------
Contractual Maturity:
   Second quarter 2004 (1)                  $1,475     1.18%       $   --       --%
   Second quarter 2004                         500     5.80           868     2.08
   Third quarter 2004                           20     7.67           532     2.17
   Fourth quarter 2004                         105     5.98           543     4.09
   First quarter 2005                          300     3.26           675     3.93
                                            ------                 ------
   Total maturing in next twelve months      2,400     2.66         2,618     2.99
   Thirteen to twenty-four months              974     3.61           952     3.51
   Twenty-five to thirty-six months          1,620     2.77         1,278     3.99
   Thirty-seven to forty-eight months (2)    1,720     3.31           707     4.16
   Forty-nine to sixty months (3)            2,300     4.93           200     3.87
   Over five years                             379     7.11           125     5.03
                                            ------                 ------
   Total                                    $9,393     3.63        $5,880     3.51
                                            ======                 ======

(1)  Overnight and other short-term borrowings.

(2) Includes $300.0 million of borrowings which are callable within the next twelve months.

(3) Includes $1.88 billion of borrowings which are callable within the next twelve months.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities through our wholly-owned subsidiary, Astoria Capital Trust I, and senior debt. Holding company debt obligations are included in other borrowings. Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market demand, interest rates, our capital levels, our ability to pay dividends from Astoria Federal to Astoria Financial Corporation, our credit profile and our business model. We continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations.

Astoria Financial Corporation's primary uses of funds include the payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $3.8 million during the first quarter of 2004. Our payment of dividends and repurchases of our common stock, which are discussed further below, totaled $58.3 million during the first quarter of 2004. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the first quarter of 2004, Astoria Federal paid dividends to Astoria Financial Corporation totaling $100.0 million.

Stockholders' equity increased to $1.44 billion at March 31, 2004, from $1.40 billion at December 31, 2003. The increase in stockholders' equity was the result of net income of $53.4 million, a decrease in accumulated other comprehensive loss, net of tax, of $32.7 million, which was primarily due to the increase in the fair value of our mortgage-backed securities available-for-sale, the effect of stock options exercised and related tax benefit of $14.6 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $2.8 million. These increases were partially offset by common stock repurchased of $39.8 million and dividends declared of $18.5 million.

On March 1, 2004, we paid a quarterly cash dividend of $0.25 per share on shares of our common stock outstanding as of the close of business on February 17, 2004 totaling $18.5 million. On April 21, 2004, we declared a quarterly cash dividend of $0.25 per share on shares of our common stock payable on June 1, 2004 to stockholders of record as of the close of business on May 17, 2004.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the three months ended March 31, 2004, we repurchased 1,020,000 shares of our common stock at an aggregate cost of $39.8 million. In total, as of March 31, 2004, we repurchased 8,411,800 shares of our common stock, at an aggregate cost of $243.8 million, under the ninth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

At March 31, 2004, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.19%, leverage capital ratio of 7.19% and total risk-based capital ratio of 14.98%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Our off-balance sheet arrangements primarily include lending commitments and derivative instruments.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. We also have contractual obligations related to the purchases of securities, operating lease commitments and forward borrowing commitments. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $98.7 million at March 31, 2004. The fair values of these derivative instruments are immaterial to our financial condition and results of operations. There were no forward borrowing commitments outstanding at March 31, 2004.

The following table details our contractual obligations as of March 31, 2004.

                                                                                   Payments due by period
                                                              ---------------------------------------------------------------
                                                                            Less than      One to      Three to     More than
(In Thousands)                                                   Total      One Year    Three Years   Five Years   Five Years
-----------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater than three months   $7,917,866   $  925,000    $2,594,000   $4,020,000    $378,866
   Commitments to originate and purchase loans                   569,318      569,318            --           --          --
   Commitments to fund unused lines of credit (1)                354,448      354,448            --           --          --
   Commitments to purchase securities                            199,508      199,508            --           --          --
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                      $9,041,140   $2,048,274    $2,594,000   $4,020,000    $378,866
=============================================================================================================================

(1)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. The principal balance of loans sold with recourse amounted to $554.5 million at March 31, 2004. We also have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans. The outstanding option balance on the two agreements totaled $39.9 million at March 31, 2004. Outstanding standby letters of credit totaled $4.5 million at March 31, 2004.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, "MD&A," included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at March 31, 2004 and December 31, 2003.

                                       At March 31, 2004      At December 31, 2003
                                    -----------------------------------------------
                                                   Percent                  Percent
(Dollars in Thousands)                 Amount     of Total      Amount     of Total
-----------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $ 8,900,784     70.30%   $ 8,971,048     71.13%
   Multi-family                       2,303,535     18.19      2,230,414     17.69
   Commercial real estate               906,262      7.16        880,296      6.98
   Construction                         103,368      0.82         99,046      0.79
-----------------------------------------------------------------------------------
Total mortgage loans                 12,213,949     96.47     12,180,804     96.59
-----------------------------------------------------------------------------------

Consumer and other loans (gross):
   Home equity                          405,873      3.21        386,846      3.07
   Commercial                            20,779      0.16         21,937      0.17
   Line of Credit, Overdraft             12,552      0.10         12,963      0.10
   Other                                  7,718      0.06          8,400      0.07
-----------------------------------------------------------------------------------
Total consumer and other loans          446,922      3.53        430,146      3.41
-----------------------------------------------------------------------------------

Total loans (gross)                  12,660,871    100.00%    12,610,950    100.00%

Net unamortized premiums and
   deferred loan costs                   76,075                   76,037
-----------------------------------------------------------------------------------

Total loans                          12,736,946               12,686,987

Allowance for loan losses               (82,966)                 (83,121)
-----------------------------------------------------------------------------------
Total loans, net                    $12,653,980              $12,603,866
-----------------------------------------------------------------------------------

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at March 31, 2004 and December 31, 2003.

                                                At March 31, 2004        At December 31, 2003
                                             -------------------------------------------------
                                                           Estimated                 Estimated
                                              Amortized      Fair       Amortized      Fair
(In Thousands)                                  Cost         Value         Cost        Value
----------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $  151,103   $  155,808   $  161,199   $  166,724
      REMICs and CMOs:
         Agency issuance (1)                  2,275,729    2,254,854    2,297,884    2,227,851
         Non-agency issuance                     99,775       96,716      109,669      103,740
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           2,526,607    2,507,378    2,568,752    2,498,315
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S.
         Government and agencies                  2,242        2,279        1,738        1,767
      FNMA and FHLMC preferred stock            140,015      137,651      140,015      131,361
      Corporate debt and other securities         1,528        1,524       21,991       23,549
----------------------------------------------------------------------------------------------
   Total other securities                       143,785      141,454      163,744      156,677
----------------------------------------------------------------------------------------------
 Total securities available-for-sale         $2,670,392   $2,648,832   $2,732,496   $2,654,992
 ---------------------------------------------------------------------------------------------

Securities held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $   13,043   $   13,938   $   14,345   $   15,329
      REMICs and CMOs:
         Agency issuance (1)                  4,942,820    5,008,711    4,958,633    4,974,316
         Non-agency issuance                    705,271      717,295      772,728      772,021
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           5,661,134    5,739,944    5,745,706    5,761,666
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of states and political
         subdivisions                            33,373       33,373       37,038       37,038
      Corporate debt securities                   9,985       10,786        9,983       10,413
----------------------------------------------------------------------------------------------
   Total other securities                        43,358       44,159       47,021       47,451
----------------------------------------------------------------------------------------------
Total securities held-to-maturity            $5,704,492   $5,784,103   $5,792,727   $5,809,117
----------------------------------------------------------------------------------------------

(1) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

Comparison of Financial Condition as of March 31, 2004 and December 31, 2003 and Operating Results for the Three Months Ended March 31, 2004 and 2003

Financial Condition

Total assets increased $189.1 million to $22.65 billion at March 31, 2004, from $22.46 billion at December 31, 2003. The primary reasons for the increase in total assets were the increases in federal funds sold and repurchase agreements and multi-family and commercial real estate mortgage loans, partially offset by decreases in mortgage-backed securities, one-to-four family mortgage loans and Federal Home Loan Bank of New York, or FHLB-NY, stock. This growth was funded primarily through an increase in deposits.

Mortgage loans increased $32.7 million to $12.28 billion at March 31, 2004, from $12.25 billion at December 31, 2003. This increase was primarily due to an increase in our multi-family and commercial real estate mortgage loan portfolios, partially offset by a decrease in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the three months ended March 31, 2004 totaled $867.3 million, including originations of loans held-for-sale totaling $63.3 million, of which $638.7 million were originations and $228.6 million were purchases. This compares to $1.13 billion of originations and $344.7 million of purchases for a total of $1.47 billion, including originations of loans held-for-sale totaling $134.2 million, during the three months ended March 31, 2003. Mortgage loan repayments decreased to $777.3 million for the three months ended March 31, 2004, from $1.54 billion for the three months ended March 31, 2003. The decrease in the levels of mortgage loan originations, purchases and repayments reflect the significant decline in refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represented 70.3% of our total loan portfolio at March 31, 2004, decreased $70.3 million to $8.90 billion at March 31, 2004, from $8.97 billion at December 31, 2003. The previously discussed increase in interest rates during the second half of 2003 resulted in a decrease in refinance activity in the 2003 fourth quarter which has continued into the first quarter of 2004.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate mortgage loan originations. Our multi-family mortgage loan portfolio increased $73.1 million to $2.30 billion at March 31, 2004, from $2.23 billion at December 31, 2003. Our commercial real estate loan portfolio increased $26.0 million to $906.3 million at March 31, 2004, from $880.3 million at December 31, 2003. Multi-family and commercial real estate loan originations totaled $240.0 million for the three months ended March 31, 2004 and $235.3 million for the three months ended March 31, 2003. Our growth in the multi-family and commercial real estate portfolio was slowed due to lower than anticipated originations as a result of very competitive pricing of multi-family loans by several local competitors, in conjunction with a reduction in refinance activity, during the 2004 first quarter. Prepayment activity within our multi-family and commercial real estate loan portfolio is not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio due in part to the prepayment penalties associated with these loans. Our new multi-family and commercial real estate loan originations are similar in type to the loans currently in our portfolio. The average loan balance of loans in our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million.

Mortgage-backed securities decreased $75.5 million to $8.17 billion at March 31, 2004, from $8.24 billion at December 31, 2003. This decrease was primarily the result of principal payments received of $530.2 million, partially offset by purchases of real estate mortgage investment conduits, or REMICs, and collateralized mortgage obligations, or CMOs, totaling $406.4 million and a decrease of $51.2 million in the net unrealized loss on our available-for-sale portfolio. The decrease in mortgage-backed securities reflects the reduction in refinance activity which reduced the need to redeploy excess cash flows into mortgage-backed securities purchases. The decrease in the net unrealized loss on our mortgage-backed securities available-for-sale portfolio is primarily due to a decrease in interest rates from December 31, 2003 to March 31, 2004. Medium- to long-term U.S. Treasury rates decreased on average 37 basis points from December 31, 2003 to March 31, 2004.

Federal funds sold and repurchase agreements increased $338.4 million to $404.3 million at March 31, 2004, from $65.9 million at December 31, 2003, primarily due to cash flows from repayments received on mortgage loans and mortgage-backed securities which were not redeployed into the originations and purchases of loans or security purchases by the end of the 2004 first quarter. FHLB-NY stock decreased $44.8 million to $168.7 million primarily due to a reduction in FHLB-NY borrowings. Other securities decreased $18.9 million to $184.8 million at March 31, 2004, from $203.7 million at December 31, 2003, primarily due to sales of $20.3 million.

Deposits increased $322.1 million to $11.51 billion at March 31, 2004, from $11.19 billion at December 31, 2003. The increase in deposits was primarily due to an increase of $378.8 million in certificates of deposit to $5.88 billion at March 31, 2004, from $5.50 billion at December 31, 2003, an increase of $14.4 million in savings accounts to $2.97 billion at March 31, 2004 and an increase of $11.6 million in NOW and demand deposit accounts to $1.51 billion at March 31, 2004. These increases were partially offset by a decrease of $82.8 million in our money market accounts to $1.15 billion at March 31, 2004, from $1.23 billion at December 31, 2003. The increase in our certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts during the first quarter of 2004 in the prevailing low interest rate environment. During the three months ended March 31, 2004, $1.18 billion of certificates of deposit, with an average rate of 2.33% and an average maturity at inception of fourteen months, matured and $1.51 billion of certificates of deposit were issued or repriced, with an average rate of 2.51% and an average maturity at inception of twenty-two months. The decrease in our money market accounts is attributable to continued intense competition for these accounts. Certain local competitors have continued to offer above market rates for money market and checking accounts. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. However, despite continued intense competition for checking accounts, we have been successful in increasing our NOW and demand deposit account balances, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process.

Reverse repurchase agreements decreased $150.0 million to $7.09 billion at March 31, 2004, from $7.24 billion at December 31, 2003. FHLB-NY advances decreased $95.0 million to $1.83 billion at March 31, 2004, from $1.92 billion at December 31, 2003. The overall decrease in borrowings reflects the repayment of certain high cost borrowings that matured during the three months ended March 31, 2004. As previously discussed, during the three months ended March 31, 2004, $4.12 billion in borrowings with a weighted average rate of 3.74% matured, of which $2.40 billion were extended through new medium-term borrowings with a weighted average rate of 2.71% and a weighted average original term of 3.3 years. All other borrowings that matured during the three months ended March 31, 2004 were either repaid or rolled over into short-term borrowings.

Stockholders' equity increased to $1.44 billion at March 31, 2004, from $1.40 billion at December 31, 2003. The increase in stockholders' equity was the result of net income of $53.4 million, a decrease in accumulated other comprehensive loss, net of tax, of $32.7 million, which was primarily due to the increase in the fair value of our mortgage-backed securities available-for-sale, the effect of stock options exercised and related tax benefit of $14.6 million, and the amortization of the allocated portion of shares held by the ESOP of $2.8 million. These increases were partially offset by common stock repurchased of $39.8 million and dividends declared of $18.5 million.

Results of Operations

General

Net income for the three months ended March 31, 2004 decreased $3.0 million to $53.4 million, from $56.4 million for the three months ended March 31, 2003. Diluted earnings per common share totaled $0.71 per share for the three months ended March 31, 2004 and $0.69 per share for the three months ended March 31, 2003. Return on average assets decreased to 0.95% for the three months ended March 31, 2004, from 1.01% for the three months ended March 31, 2003, primarily due to the decrease in net income. Return on average stockholders' equity increased to 15.05% for the three months ended March 31, 2004, from 14.58% for the three months ended March 31, 2003. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 17.31% for the three months ended March 31, 2004, from 16.56% for the three months ended March 31, 2003. The increases in the returns on average stockholders' equity and average tangible stockholders' equity are primarily due to the decrease in the average balance of stockholders' equity for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

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

For the three months ended March 31, 2004, net interest income increased $5.5 million to $114.5 million, from $109.0 million for the three months ended March 31, 2003. The net interest margin increased to 2.14% for the three months ended March 31, 2004, from 2.09% for the three months ended March 31, 2003. The increases in net interest income and the net interest margin were the result of a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense was attributable to the decrease in our cost of funds, which is primarily due to the repayment and refinancing of various higher cost borrowings, coupled with the downward repricing of deposits in the prevailing low interest rate environment. The decrease in the yield on interest-earning assets is primarily the result of the extraordinarily high level of mortgage loan and mortgage-backed securities repayments we experienced throughout 2003 as a result of the low interest rate environment, as previously discussed, resulting in reinvestment in those assets at lower rates. Partially offsetting the negative impact of the reinvestment of assets at lower rates was a reduction in net premium amortization resulting from the reduction in repayment levels during the 2004 first quarter, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $16.7 million to $8.3 million for the three months ended March 31, 2004, from $25.0 million for the three months ended March 31, 2003.

The average balance of net interest-earning assets increased $250.3 million to $670.8 million for the three months ended March 31, 2004, from $420.5 million for the three months ended March 31, 2003. The increase in the average balance of net interest-earning assets was the result of an increase of $494.4 million in the average balance of total interest-earning assets to $21.40 billion for the three months ended March 31, 2004, from $20.91 billion for the three months ended March 31, 2003, partially offset by an increase of $244.1 million in the average balance of total interest-bearing liabilities to $20.73 billion for the three months ended March 31, 2004, from $20.49 billion for the three months ended March 31, 2003. Also contributing to the increase in net interest-earning assets is the reduction in the monthly mortgage-backed securities principal payments receivable due to the reduction in the mortgage-backed securities cash flow.

The net interest rate spread increased to 2.05% for the three months ended March 31, 2004 from 2.02% for the three months ended March 31, 2003. The average yield on interest-earning assets decreased to 4.88% for the three months ended March 31, 2004 from 5.41% for the three months ended March 31, 2003. The average cost of interest-bearing liabilities decreased to 2.83% for the three months ended March 31, 2004 from 3.39% for the three months ended March 31, 2003. The changes in the yields on interest-earning assets and the costs of interest-bearing liabilities for the three months ended March 31, 2004 were primarily a result of the continued low interest rate environment previously discussed, coupled with the repayment or refinancing of high cost borrowings as they matured. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2004 and 2003. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                  For the Three Months Ended March 31,
                                              -----------------------------------------------------------------------------
                                                               2004                                   2003
                                              -----------------------------------------------------------------------------
                                                                          Average                                 Average
                                                Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                          Balance     Interest       Cost         Balance     Interest       Cost
---------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
         Mortgage loans (1):
            One-to-four family                $ 9,041,043   $111,350       4.93%      $ 9,073,408   $126,929       5.60%
            Multi-family, commercial
               real estate and construction     3,253,227     53,631       6.59         2,438,692     46,216       7.58
         Consumer and other loans (1)             450,098      4,890       4.35           390,502      4,772       4.89
                                              -----------   --------                  -----------   --------
         Total loans                           12,744,368    169,871       5.33        11,902,602    177,917       5.98
         Mortgage-backed securities (2)         8,158,911     86,873       4.26         8,137,721     94,048       4.62
         Other securities (2)(3)                  433,921      4,196       3.87           613,094      9,849       6.43
         Federal funds sold and
            repurchase agreements                  64,895        154       0.95           254,406        752       1.18
                                              -----------   --------                  -----------   --------
   Total interest-earning assets               21,402,095    261,094       4.88        20,907,823    282,566       5.41
                                                            --------                                --------
   Goodwill                                       185,151                                 185,151
   Other non-interest-earning assets              854,561                               1,227,555
                                              -----------                             -----------
Total assets                                  $22,441,807                             $22,320,529
                                              ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                                 $ 2,960,199      2,945       0.40       $ 2,836,124      3,489       0.49
      Money market                              1,188,176      1,608       0.54         1,570,874      3,476       0.89
      NOW and demand deposit                    1,466,733        221       0.06         1,385,620        490       0.14
      Certificates of deposit                   5,644,019     49,456       3.51         5,331,200     50,786       3.81
                                              -----------   --------                  -----------   --------
      Total deposits                           11,259,127     54,230       1.93        11,123,818     58,241       2.09
      Borrowed funds                            9,472,213     92,351       3.90         9,363,466    115,317       4.93
                                              -----------   --------                  -----------   --------
   Total interest-bearing liabilities          20,731,340    146,581       2.83        20,487,284    173,558       3.39
                                                            --------                                --------
   Non-interest-bearing liabilities               290,865                                 286,177
                                              -----------                             -----------
Total liabilities                              21,022,205                              20,773,461
Stockholders' equity                            1,419,602                               1,547,068
                                              -----------                             -----------
Total liabilities and stockholders'
   equity                                     $22,441,807                             $22,320,529
                                              ===========                             ===========

Net interest income/net interest
      rate spread (4)                                       $114,513       2.05%                    $109,008       2.02%
                                                            ========       ====                     ========       ====

Net interest-earning assets/net
      interest margin (5)                     $   670,755                  2.14%      $   420,539                  2.09%
                                              ===========                  ====       ===========                  ====

Ratio of interest-earning assets
   to interest-bearing liabilities                   1.03x                                   1.02x
                                              ===========                             ===========

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

                                               Three Months Ended March 31, 2004
                                                         Compared to
                                               Three Months Ended March 31, 2003
                                               ---------------------------------
                                                      Increase (Decrease)
                                               ---------------------------------
(In Thousands)                                    Volume     Rate        Net
--------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
      One-to-four family                         $  (451)  $(15,128)  $(15,579)
      Multi-family, commercial real estate
         and construction                         14,009     (6,594)     7,415
   Consumer and other loans                          680       (562)       118
   Mortgage-backed securities                        242     (7,417)    (7,175)
   Other securities                               (2,393)    (3,260)    (5,653)
   Federal funds sold and repurchase
      agreements                                    (474)      (124)      (598)
--------------------------------------------------------------------------------
Total                                             11,613    (33,085)   (21,472)
--------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                           141       (685)      (544)
   Money market                                     (715)    (1,153)    (1,868)
   NOW and demand deposit                             26       (295)      (269)
   Certificates of deposit                         2,847     (4,177)    (1,330)
   Borrowed funds                                  1,330    (24,296)   (22,966)
--------------------------------------------------------------------------------
Total                                              3,629    (30,606)   (26,977)
--------------------------------------------------------------------------------
Net change in net interest  income               $ 7,984   $ (2,479)  $  5,505
================================================================================

Interest Income

Interest income for the three months ended March 31, 2004 decreased $21.5 million to $261.1 million, from $282.6 million for the three months ended March 31, 2003. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.88% for the three months ended March 31, 2004, from 5.41% for the three months ended March 31, 2003, partially offset by an increase of $494.4 million in the average balance of interest-earning assets to $21.40 billion for the three months ended March 31, 2004, from $20.91 billion for the three months ended March 31, 2003. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories. Although medium- and long-term U.S. Treasury rates increased during the second half of 2003, the decline during the first half of 2003 resulted in continued high levels of repayments on our mortgage-backed securities and one-to-four family mortgage loan portfolios, primarily during the first nine months of 2003, resulting in reinvestment in those assets at lower rates. Partially offsetting this decrease in coupon rates was the decrease in net premium amortization as a result of the reduction in refinance activity in the first quarter of 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. The increase in the average balance of interest-earning assets was primarily due to the increase in the average balances of multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of federal funds sold and repurchase agreements and other securities.

Interest income on one-to-four family mortgage loans decreased $15.5 million to $111.4 million for the three months ended March 31, 2004, from $126.9 million for the three months ended March 31, 2003, which was the result of a decrease in the average yield to 4.93% for the three months ended March 31, 2004, from 5.60% for the three months ended March 31, 2003, coupled with a decrease of $32.4 million in the average balance of such loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the continued low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases throughout most of 2003, coupled with the lower repricing of adjustable rate mortgage, or ARM, loans. However, the yield has been positively impacted by a reduction in loan premium amortization as a result of the decreased refinance activity during the three months ended March 31, 2004. The decrease in the average balance of one-to-four family mortgage loans reflects the extraordinarily high level of repayment activity, due to refinancings, particularly in the first nine months of 2003, partially offset by originations and purchases of one-to-four family mortgage loans.

Interest income on multi-family, commercial real estate and construction loans increased $7.4 million to $53.6 million for the three months ended March 31, 2004, from $46.2 million for the three months ended March 31, 2003, which was primarily the result of an increase of $814.5 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.59% for the three months ended March 31, 2004, from 7.58% for the three months ended March 31, 2003. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our increased emphasis on originations of such loans, coupled with the fact that repayment activity within this portfolio is not as significant as that which we have experienced on our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the low interest rate environment of the past year.

Interest income on mortgage-backed securities decreased $7.1 million to $86.9 million for the three months ended March 31, 2004, from $94.0 million for the three months ended March 31, 2003. This decrease was the result of a decrease in the average yield to 4.26% for the three months ended March 31, 2004, from 4.62% for the three months ended March 31, 2003, slightly offset by an increase of $21.2 million in the average balance of the portfolio. The decrease in the average yield on mortgage-backed securities reflects the substantial turnover we experienced in this portfolio during 2003 as a result of the continued low interest rate environment as higher yielding securities were repaid and replaced with lower yielding securities, primarily during the first nine months of 2003, partially offset by a reduction in net premium amortization during the 2004 first quarter. Net premium amortization on mortgage-backed securities decreased $10.8 million to $2.9 million for the three months ended March 31, 2004, from $13.7 million for the three months ended March 31, 2003. The slight increase in the average balance of mortgage-backed securities reflects the deployment of our cash flows in excess of mortgage and other loan fundings. At March 31, 2004, our securities portfolio is comprised primarily of fixed rate REMIC and CMO mortgage-backed securities. The amortized cost of our fixed rate REMICs and CMOs totaled $8.00 billion at March 31, 2004. Included in this total is $2.27 billion of securities which have a remaining gross premium of $22.7 million, a weighted average current coupon of 5.01%, a weighted average collateral coupon of 6.06% and a weighted average life of 2.0 years. The remaining $5.73 billion of these securities have a remaining gross discount of $18.0 million, a weighted average current coupon of 4.14%, a weighted average collateral coupon of 5.85% and a weighted average life of 2.8 years. Included in the totals for discount securities are $583.3 million of securities at par.

Interest income on other securities decreased $5.6 million to $4.2 million for the three months ended March 31, 2004, from $9.8 million for the three months ended March 31, 2003. This decrease resulted from a decrease in the average yield to 3.87% for the three months ended March 31, 2004, from 6.43% for the three months ended March 31, 2003, coupled with a decrease of $179.2 million in the average balance of this portfolio. The decrease in the average yield and average balance of other securities was primarily due to higher yielding securities being called throughout the first half of 2003 as a result of the continued low interest rate environment. Interest income on other securities includes dividends on FHLB-NY stock. Dividends on FHLB-NY stock totaled $938,000 for the three months ended March 31, 2004 and $3.3 million for the three months ended March 31, 2003. The FHLB-NY suspended dividend payments to stockholders in the fourth quarter of 2003 due to losses in its securities portfolio, but resumed payment in January 2004, at a rate of 1.45%, as compared to a rate of 5.05% paid in July 2003, the last dividend payment prior to the FHLB-NY's dividend suspension. The FHLB-NY has indicated that the rate for FHLB-NY stock dividend payments will remain below 2.00% for the remainder of 2004.

Interest income on federal funds sold and repurchase agreements decreased $598,000 as a result of a decrease of $189.5 million in the average balance of the portfolio, coupled with a decrease in the average yield to 0.95% for the three months ended March 31, 2004, from 1.18% for the three months ended March 31, 2003.

Interest Expense

Interest expense for the three months ended March 31, 2004 decreased $27.0 million to $146.6 million, from $173.6 million for the three months ended March 31, 2003. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 2.83% for the three months ended March 31, 2004, from 3.39% for the three months ended March 31, 2003, partially offset by an increase of $244.1 million in the average balance of interest-bearing liabilities to $20.73 billion for the three months ended March 31, 2004, from $20.49 billion for the three months ended March 31, 2003. The decrease in the average cost of our interest-bearing liabilities reflects the impact of the refinancing of higher cost borrowings as they matured at substantially lower rates coupled with the downward repricing of our deposits in the prevailing low interest rate environment. The increase in the average balance of interest-bearing liabilities was attributable to increases in deposits and borrowings.

Interest expense on deposits decreased $4.0 million, to $54.2 million for the three months ended March 31, 2004, from $58.2 million for the three months ended March 31, 2003, reflecting a decrease in the average cost of deposits to 1.93% for the three months ended March 31, 2004, from 2.09% for the three months ended March 31, 2003, partially offset by an increase of $135.3 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories as a result of the continued low interest rate environment. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit, savings and NOW and demand deposit accounts, partially offset by a decrease in the average balance of money market accounts.

Interest expense on money market accounts decreased $1.9 million reflecting a decrease in the average cost to 0.54% for the three months ended March 31, 2004, from 0.89% for the three months ended March 31, 2003, coupled with a decrease of $382.7 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 81.9% of the balance at March 31, 2004 in the highest tier (accounts with balances of $50,000 and higher).

The decrease in the average balance of money market accounts is attributable to continued intense competition for these accounts, as previously discussed.

Interest expense on certificates of deposit decreased $1.3 million resulting from a decrease in the average cost to 3.51% for the three months ended March 31, 2004, from 3.81% for the three months ended March 31, 2003, partially offset by an increase of $312.8 million in the average balance. The increase in the average balance of certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts in the prevailing low interest rate environment. During the three months ended March 31, 2004, $1.18 billion of certificates of deposit, with an average rate of 2.33% and an average maturity at inception of fourteen months, matured and $1.51 billion of certificates of deposit were issued or repriced, with an average rate of 2.51% and an average maturity at inception of twenty-two months.

Interest expense on savings accounts decreased $544,000 which was attributable to a decrease in the average cost to 0.40% for the three months ended March 31, 2004, from 0.49% for the three months ended March 31, 2003, partially offset by an increase of $124.1 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $269,000 as a result of a decrease in the average cost to 0.06% for the three months ended March 31, 2004, from 0.14% for the three months ended March 31, 2003, partially offset by an increase of $81.1 million in the average balance of these accounts. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on core deposit generation.

Interest expense on borrowed funds for the three months ended March 31, 2004 decreased $22.9 million to $92.4 million, from $115.3 million for the three months ended March 31, 2003, resulting from a decrease in the average cost of borrowings to 3.90% for the three months ended March 31, 2004, from 4.93% for the three months ended March 31, 2003, partially offset by an increase of $108.7 million in the average balance. The decrease in the average cost of borrowings is the result of the refinancing of higher cost borrowings as they matured at substantially lower rates. The increase in the average balance of borrowed funds was primarily the result of additional medium-term borrowings entered into, during the low interest rate environment, to fund asset growth in excess of deposit growth. The use of medium-term borrowings helps protect against the impact on interest expense of future interest rate increases.

Provision for Loan Losses

During the three months ended March 31, 2004 and 2003, no provision for loan losses was recorded. We review our allowance for loan losses on a quarterly basis. Our 2004 analysis did not indicate that a change in our allowance for loan losses was required. Our charge-off experience during the three months ended March 31, 2004 remained at an annualized rate of less than one basis point of average loans outstanding for the period. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $83.0 million at March 31, 2004 and $83.1 million at December 31, 2003. Net loan charge-offs totaled $155,000 for the three months ended March 31, 2004 compared to $92,000 for the three months ended March 31, 2003. Non-performing loans decreased $5.1 million to $24.6 million at March 31, 2004, from $29.7 million at December 31, 2003. The allowance for loan losses as a percentage of non-performing loans increased to 337.27% at March 31, 2004, from 280.10% at December 31, 2003, primarily due to the decrease in non-performing loans from December 31, 2003 to March 31, 2004. The allowance for loan losses as a percentage of total loans was 0.65% at March 31, 2004 and 0.66% at December 31, 2003. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended March 31, 2004 decreased $3.8 million, to $22.1 million, from $25.9 million for the three months ended March 31, 2003. The decrease in non-interest income was primarily due to decreases in mortgage banking income, net, and customer service fees.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.5 million to net mortgage banking loss of $1.1 million for the three months ended March 31, 2004, compared to net mortgage banking income of $436,000 for the three months ended March 31, 2003. This decrease was primarily due to a decrease in net gain on sales of loans, partially offset by a decrease in amortization of MSR. Net gain on sales of loans decreased $2.2 million to $694,000 for the three months ended March 31, 2004, from $2.8 million for the three months ended March 31, 2003. The decrease in net gain on sales of loans was primarily due to a decrease in the volume of fixed rate loans originated and sold into the secondary market. Amortization of MSR decreased $1.8 million to $2.0 million for the three months ended March 31, 2004, from $3.8 million for the three months ended March 31, 2003. The decrease in MSR amortization is attributable to the reduction in the level of mortgage loan repayments as a result of the decrease in mortgage loan refinance activity previously discussed. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $753,000 to $1.5 million for the three months ended March 31, 2004, from $2.3 million for the three months ended March 31, 2003, primarily as a result of a decrease in the balance of loans serviced for others to $1.82 billion at March 31, 2004, from $2.48 billion at March 31, 2003. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales. We recorded a provision of $1.3 million in the valuation allowance of MSR for the three months ended March 31, 2004 compared to a provision of $879,000 for the three months ended March 31, 2003.

Customer service fees decreased $1.1 million to $13.7 million for the three months ended March 31, 2004, from $14.8 million for the three months ended March 31, 2003, primarily due to a decrease in debit card interchange fees, resulting from a decrease in the fees we receive from our service provider on our customers' signature based debit card transactions, and a decrease in commissions on sales of fixed rate annuities resulting from a decrease in the volume of such sales.

Net gain on sales of securities totaled $2.4 million for the three months ended March 31, 2004 compared to $2.1 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, we sold other securities with an amortized cost of $20.3 million. During the three months ended March 31, 2003, we sold mortgage-backed securities with an amortized cost of $199.7 million. Gains on sales of securities are used as a natural hedge to offset MSR valuation allowance adjustments caused by the impairment of MSR discussed previously.

Income from bank owned life insurance, or BOLI, decreased $749,000 to $4.5 million for the three months ended March 31, 2004, from $5.2 million for the three months ended March 31, 2003. This decrease is primarily attributable to a reduction in the yield on the BOLI investment as a result of the low interest rate environment.

Non-Interest Expense

Non-interest expense increased $5.0 million to $57.0 million for the three months ended March 31, 2004, from $52.0 million for the three months ended March 31, 2003. The increase in non-interest expense was primarily due to increases in compensation and benefits expense and occupancy, equipment and systems expense.

Compensation and benefits expense increased $2.7 million to $31.5 million for the three months ended March 31, 2004, from $28.8 million for the three months ended March 31, 2003. The increase was primarily attributable to increases in salary expense and ESOP expense. The increase in salary expense is primarily attributable to an increase in estimated corporate bonuses for 2004 compared to 2003 and normal staff additions and performance increases for officers and staff. The increase in ESOP expense is primarily attributable to a higher average market value of our common stock during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Occupancy, equipment and systems expense increased $2.1 million to $16.7 million for the three months ended March 31, 2004, from $14.6 million for the three months ended March 31, 2003, due to an increase in office building expense, resulting from increased maintenance costs, primarily snow removal due to the recent harsh winter, and increases in data processing and computer equipment depreciation as a result of systems enhancements over the past year.

Our percentage of general and administrative expense to average assets increased to 1.02% for the three months ended March 31, 2004, from 0.93% for the three months ended March 31, 2003 primarily due to the increase in general and administrative expense. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, increased to 41.74% for the three months ended March 31, 2004, from 38.52% for the three months ended March 31, 2003. The increase in the efficiency ratio is also primarily attributable to the increase in general and administrative expense for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Income Tax Expense

For the three months ended March 31, 2004, income tax expense totaled $26.2 million, representing an effective tax rate of 32.9%, compared to $26.5 million, representing an effective tax rate of 32.0%, for the three months ended March 31, 2003.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations and a strong real estate market have resulted in our maintaining a very low level of non-performing assets relative to both the size of our loan portfolio and to our peers. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to strengthen our financial condition.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at March 31, 2004 and December 31, 2003. In addition to the non-performing loans, we had $1.2 million of potential problem loans at March 31, 2004 compared to $839,000 at December 31, 2003. Such loans are 60-89 days delinquent as shown on page 32.

                                                    At March 31,   At December 31,
(Dollars in Thousands)                                  2004             2003
----------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)             $23,476          $28,321
Non-accrual delinquent consumer and other loans           727              792
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                            396              563
----------------------------------------------------------------------------------
Total non-performing loans                             24,599           29,676

Real estate owned, net (3)                              1,871            1,635
----------------------------------------------------------------------------------
Total non-performing assets                           $26,470          $31,311
==================================================================================

Non-performing loans to total loans                      0.19%            0.23%
Non-performing loans to total assets                     0.11             0.13
Non-performing assets to total assets                    0.12             0.14
Allowance for loan losses to non-performing loans      337.27           280.10
Allowance for loan losses to total loans                 0.65             0.66

(1) Includes multi-family and commercial real estate loans totaling $6.2 million at March 31, 2004 and $6.1 million at December 31, 2003.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due, and are primarily secured by one-to-four family properties.

(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in most instances the borrower has only missed two payments. As of March 31, 2004, $3.8 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $433,000 for the three months ended March 31, 2004 and $1.9 million for the year ended December 31, 2003. This compares to actual payments recorded as interest income, with respect to such loans, of $141,000 for the three months ended March 31, 2004, and $1.2 million for the year ended December 31, 2003.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $3.7 million at March 31, 2004 and $3.9 million at December 31, 2003.

Delinquent Loans

The following table shows a comparison of delinquent loans at March 31, 2004 and December 31, 2003.

                                           At March 31, 2004                  At December 31, 2003
                                  -----------------------------------------------------------------------
                                    60-89 Days       90 Days or More      60-89 Days      90 Days or More
                                  -----------------------------------------------------------------------
                                  Number            Number             Number            Number
                                    of                of                 of                of
(Dollars in Thousands)             Loans   Amount    Loans    Amount    Loans   Amount    Loans    Amount
---------------------------------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family                6     $  206     108    $17,633      5      $192      143    $22,744
   Multi-family                      1        263      12      3,638      1        60       10      3,448
   Commercial real estate           --         --       4      2,601     --        --        4      2,692
Consumer and other loans            74        690      93        727     83       587       90        792
---------------------------------------------------------------------------------------------------------
Total delinquent loans              81     $1,159     217    $24,599     89      $839      247    $29,676
=========================================================================================================
Delinquent loans to total loans              0.01%              0.19%            0.01%               0.23%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the three months ended March 31, 2004.

                                                                  (In Thousands)
Balance at December 31, 2003                                          $83,121
Provision charged to operations                                            --
Charge-offs:
   One-to-four family                                                     (91)
   Consumer and other loans                                              (194)
--------------------------------------------------------------------------------
Total charge-offs                                                        (285)
--------------------------------------------------------------------------------
Recoveries:
   One-to-four family                                                      32
   Consumer and other loans                                                98
--------------------------------------------------------------------------------
Total recoveries                                                          130
--------------------------------------------------------------------------------
Net charge-offs                                                          (155)
--------------------------------------------------------------------------------
Balance at March 31, 2004                                             $82,966
================================================================================

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 34, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at March 31, 2004 was positive 0.76%. This compares to a one-year cumulative gap of negative 6.83% at December 31, 2003. The change in our one-year cumulative gap is primarily attributable to a decrease in borrowings due in one year or less at March 31, 2004, as compared to December 31, 2003, as a result of the repayment or refinancing of medium-term borrowings which matured during the three months ended March 31, 2004.

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

                                                                  At March 31, 2004
                                          -----------------------------------------------------------------
                                                        More than     More than
                                                         One Year    Three Years
                                           One Year        to             to        More than
(Dollars in Thousands)                      or Less    Three Years    Five Years   Five Years      Total
-----------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                     $3,392,931    $3,328,938    $3,744,929   $1,752,030   $12,218,828
   Consumer and other loans (1)              421,588        26,998            --           --       448,586
   Federal funds sold and
      repurchase agreements                  404,250            --            --           --       404,250
   Mortgage-backed and other
      securities available-for-sale and
      FHLB stock                             712,966       807,464       453,580      868,975     2,842,985
   Mortgage-backed and other securities
      held-to-maturity                     1,411,862     1,919,804     1,071,095    1,292,796     5,695,557
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets              6,343,597     6,083,204     5,269,604    3,913,801    21,610,206
Net unamortized purchase premiums
   and deferred costs (2)                     24,189        21,797        23,408       11,723        81,117
-----------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)            6,367,786     6,105,001     5,293,012    3,925,524    21,691,323
-----------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                   163,675       327,352       327,352    2,155,065     2,973,444
   Money market                              972,199        18,710        18,710      140,323     1,149,942
   NOW and demand deposit                     42,475        84,949        84,949    1,292,677     1,505,050
   Certificates of deposit                 2,618,329     2,230,404       906,768      124,743     5,880,244
   Borrowed funds                          2,399,564     2,592,226     4,018,631      384,376     9,394,797
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         6,196,242     5,253,641     5,356,410    4,097,184    20,903,477
-----------------------------------------------------------------------------------------------------------
Interest sensitivity gap                     171,544       851,360       (63,398)    (171,660)  $   787,846
===========================================================================================================
Cumulative interest sensitivity gap       $  171,544    $1,022,904    $  959,506   $  787,846
===========================================================================================================
Cumulative interest sensitivity
   gap as a percentage of total assets          0.76%         4.52%         4.24%        3.48%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities               102.77%       108.93%       105.71%      103.77%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2004 would decrease by approximately

1.56% from the base projection. At December 31, 2003, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 0.54% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2004 would decrease by approximately 2.57% from the base projection. At December 31, 2003, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 3.46% from the base projection.

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

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock by month during the three months ended March 31, 2004.

                                                      Total Number           Maximum
                             Total                     of Shares         Number of Shares
                           Number of     Average    Purchased as Part     that May Yet Be
                             Shares    Price Paid      of Publicly      Purchased Under the
        Period             Purchased   per Share     Announced Plans           Plans
-------------------------------------------------------------------------------------------
January 1, 2004 through
   January 31, 2004          115,000     $37.38          115,000             2,493,200
February 1, 2004 through
   February 29, 2004         440,000      40.27          440,000             2,053,200
March 1, 2004 through
   March 31, 2004            465,000      38.26          465,000             1,588,200
-------------------------------------------------------------------------------------------
Total                      1,020,000     $39.03        1,020,000
===========================================================================================

All of the shares repurchased during the three months ended March 31, 2004 were repurchased under our ninth stock repurchase plan, approved by our Board of Directors on October 16, 2002 and announced on October 17, 2002, which authorized the purchase, at management's discretion, of 10,000,000 shares of our common stock over a two year period.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                   Identification of Exhibit
-----------   ------------------------------------------------------------------
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

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated March 2, 2004, which includes under Item 9 of Form 8-K a press release dated February 23, 2004 announcing our participation in the Eastern Regional Bank Symposium sponsored by Keefe, Bruyette, and Woods, Inc. on March 3, 2004 and a written presentation which was made available at the Eastern Regional Bank Symposium, on our investor relations website and to interested investors and analysts during the quarter ended March 31, 2004. This report has been furnished but not filed pursuant to Regulation FD.

     2. Report on Form 8-K dated January 22, 2004 which includes under Item 12 of Form 8-K a press release dated January 22, 2004 which includes highlights of our financial results for the quarter and year ended December 31, 2003. This report has been furnished but not filed pursuant to Regulation G.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Astoria Financial Corporation


Dated: May 7, 2004                        By: /s/ Monte N. Redman
                                              ----------------------------------
                                              Monte N. Redman
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No.                    Identification of Exhibit
-----------   ------------------------------------------------------------------
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