Form 10-Q
period 2004-06-30
ASTORIA FINANCIAL CORP
filed 2004-08-05
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                                 YES  X  NO  _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES  X  NO  _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Classes of Common Stock   Number of Shares Outstanding, July 31, 2004
      -----------------------   -------------------------------------------
           .01 Par Value                         76,500,059

                         PART I -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements (Unaudited):

        Consolidated Statements of Financial Condition at June 30, 2004
        and December 31, 2003                                                 2

        Consolidated Statements of Income for the Three and Six Months
        Ended June 30, 2004 and June 30, 2003                                 3

        Consolidated Statement of Changes in Stockholders' Equity for the
        Six Months Ended June 30, 2004                                        4

        Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2004 and June 30, 2003                                       5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                10

Item 3. Quantitative and Qualitative Disclosures about Market Risk           40

Item 4. Controls and Procedures                                              43

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                    44

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities                                                    44

Item 3. Defaults Upon Senior Securities                                      45

Item 4. Submission of Matters to a Vote of Security Holders                  45

Item 5. Other Information                                                    45

Item 6. Exhibits and Reports on Form 8-K                                     46

Signatures                                                                   47

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                    (Unaudited)
                                                                                         At               At
(In Thousands, Except Share Data)                                                  June 30, 2004   December 31, 2003
--------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                             $   142,830       $   173,828
Federal funds sold and repurchase agreements                                            136,299            65,926
Available-for-sale securities:
   Encumbered                                                                         2,218,604         1,997,953
   Unencumbered                                                                         369,037           657,039
--------------------------------------------------------------------------------------------------------------------
                                                                                      2,587,641         2,654,992
Held-to-maturity securities, fair value of $5,710,018 and $5,809,117, respectively:
   Encumbered                                                                         4,899,915         5,508,864
   Unencumbered                                                                         887,097           283,863
--------------------------------------------------------------------------------------------------------------------
                                                                                      5,787,012         5,792,727
Federal Home Loan Bank of New York stock, at cost                                       153,700           213,450
Loans held-for-sale, net                                                                 31,562            23,023
Loans receivable:
   Mortgage loans, net                                                               12,151,394        12,248,772
   Consumer and other loans, net                                                        473,389           438,215
--------------------------------------------------------------------------------------------------------------------
                                                                                     12,624,783        12,686,987
   Allowance for loan losses                                                            (82,818)          (83,121)
--------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                12,541,965        12,603,866
Mortgage servicing rights, net                                                           20,037            17,952
Accrued interest receivable                                                              78,750            77,956
Premises and equipment, net                                                             158,085           160,089
Goodwill                                                                                185,151           185,151
Bank owned life insurance                                                               374,738           370,310
Other assets                                                                            136,525           122,324
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $22,334,295       $22,461,594
====================================================================================================================

LIABILITIES:
Deposits:
   Savings                                                                          $ 2,998,458       $ 2,959,015
   Money market                                                                       1,093,992         1,232,771
   NOW and demand deposit                                                             1,541,178         1,493,410
   Certificates of deposit                                                            6,262,086         5,501,398
--------------------------------------------------------------------------------------------------------------------
Total deposits                                                                       11,895,714        11,186,594
Reverse repurchase agreements                                                         6,785,000         7,235,000
Federal Home Loan Bank of New York advances                                           1,549,000         1,924,000
Other borrowings, net                                                                   469,773           473,037
Mortgage escrow funds                                                                   120,655           108,635
Accrued expenses and other liabilities                                                  142,035           137,797
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    20,962,177        21,065,063

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,225,000 shares authorized and -0- shares issued and outstanding)              --                --
   Series B (2,000,000 shares authorized and -0- shares issued and outstanding)              --                --
Common stock, $.01 par value; (200,000,000 shares authorized; 110,996,592 shares
   issued; and 76,823,659 and 78,670,254 shares outstanding, respectively)                1,110             1,110
Additional paid-in capital                                                              807,435           798,583
Retained earnings                                                                     1,551,222         1,481,546
Treasury stock (34,172,933 and 32,326,338 shares, at cost, respectively)               (889,533)         (811,993)
Accumulated other comprehensive loss                                                    (72,670)          (46,489)
Unallocated common stock held by ESOP (4,630,059 and 4,760,054 shares,
   respectively)                                                                        (25,446)          (26,226)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            1,372,118         1,396,531
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $22,334,295       $22,461,594
====================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                        For the                   For the
                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                    June 30,
                                                               -----------------------------------------------------
(In Thousands, Except Share Data)                                  2004          2003          2004          2003
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                       $   104,205   $   117,866   $   215,555   $   244,795
      Multifamily, commercial real estate and construction          54,634        49,449       108,265        95,665
   Consumer and other loans                                          4,798         4,960         9,688         9,732
   Mortgage-backed securities                                       84,880        88,213       171,753       182,261
   Other securities                                                  3,824         8,280         8,020        18,129
   Federal funds sold and repurchase agreements                        222           465           376         1,217
--------------------------------------------------------------------------------------------------------------------
Total interest income                                              252,563       269,233       513,657       551,799
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                         56,902        57,189       111,132       115,430
   Borrowed funds                                                   82,345       115,793       174,696       231,110
--------------------------------------------------------------------------------------------------------------------
Total interest expense                                             139,247       172,982       285,828       346,540
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                113,316        96,251       227,829       205,259
Provision for loan losses                                               --            --            --            --
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                113,316        96,251       227,829       205,259
--------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                            14,554        15,759        28,303        30,592
   Other loan fees                                                   1,188         2,041         2,450         3,867
   Net gain on sales of securities                                      --         8,029         2,372        10,165
   Mortgage banking income (loss), net                               6,251          (376)        5,133            60
   Income from bank owned life insurance                             4,228         5,049         8,678        10,248
   Other                                                             1,645         1,041         3,069         2,506
--------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           27,866        31,543        50,005        57,438
--------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                     29,582        27,604        61,046        56,368
      Occupancy, equipment and systems                              15,774        15,159        32,491        29,774
      Federal deposit insurance premiums                               441           468           890           960
      Advertising                                                    1,701         1,744         3,410         3,242
      Other                                                          7,862         6,865        14,566        13,462
--------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                          55,360        51,840       112,403       103,806
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                    85,822        75,954       165,431       158,891
Income tax expense                                                  28,321        25,065        54,517        51,605
--------------------------------------------------------------------------------------------------------------------
Net income                                                          57,501        50,889       110,914       107,286

Preferred dividends declared                                            --        (1,500)           --        (3,000)
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                    $    57,501   $    49,389   $   110,914   $   104,286
====================================================================================================================
Basic earnings per common share                                $      0.79   $      0.64   $      1.51   $      1.34
====================================================================================================================
Diluted earnings per common share                              $      0.78   $      0.64   $      1.48   $      1.33
====================================================================================================================
Dividends per common share                                     $      0.25   $      0.22   $      0.50   $      0.42
====================================================================================================================
Basic weighted average common shares                            72,952,885    76,861,759    73,434,667    77,945,438
Diluted weighted average common and common equivalent shares    74,126,609    77,470,793    74,734,830    78,620,070

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 2004



                                                                          Additional
                                                                 Common     Paid-in
(In Thousands, Except Share Data)                      Total      Stock     Capital
------------------------------------------------------------------------------------
Balance at December 31, 2003                        $1,396,531   $1,110    $798,583

Comprehensive income:
   Net income                                          110,914       --          --
   Other comprehensive (loss) income, net of tax:
      Net unrealized loss on securities                (26,277)      --          --
      Reclassification of net unrealized loss
         on cash flow hedge                                 96       --          --
                                                    ----------
Comprehensive income                                    84,733
                                                    ----------

Common stock repurchased
   (2,550,000 shares)                                  (95,347)      --          --

Dividends on common stock                              (36,766)      --          --

Exercise of stock options and
   related tax benefit (703,405 shares issued)          17,763       --       4,428

Amortization relating to allocation
   of ESOP stock                                         5,204       --       4,424
------------------------------------------------------------------------------------

Balance at June 30, 2004                            $1,372,118   $1,110    $807,435
====================================================================================

                                                                                             Unallocated
                                                                               Accumulatd       Common
                                                                                 Other          Stock
                                                     Retained     Treasury   Comprehensive       Held
(In Thousands, Except Share Data)                    Earnings       Stock         Loss         by ESOP
--------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                        $1,481,546   $(811,993)    $(46,489)      $(26,226)

Comprehensive income:
   Net income                                          110,914          --           --             --
   Other comprehensive (loss) income, net of tax:
      Net unrealized loss on securities                     --          --      (26,277)            --
      Reclassification of net unrealized loss
         on cash flow hedge                                 --          --           96             --

Comprehensive income


Common stock repurchased
   (2,550,000 shares)                                       --     (95,347)          --             --

Dividends on common stock                              (36,766)         --           --             --

Exercise of stock options and
   related tax benefit (703,405 shares issued)          (4,472)     17,807           --             --

Amortization relating to allocation
   of ESOP stock                                            --          --           --            780
--------------------------------------------------------------------------------------------------------

Balance at June 30, 2004                            $1,551,222   $(889,533)    $(72,670)      $(25,446)
========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                    -------------------------
(In Thousands)                                                                          2004          2003
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                       $   110,914   $   107,286
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net premium amortization on mortgage loans and
         mortgage-backed securities                                                      20,976        58,845
      Net amortization (accretion) on other securities, consumer and
         other loans and borrowings                                                       1,905          (877)
      Net provision for real estate losses                                                   --             5
      Depreciation and amortization                                                       6,666         6,066
      Net gain on sales of loans and securities                                          (4,489)      (16,137)
      Originations of loans held-for-sale                                              (192,494)     (320,979)
      Proceeds from sales and principal payments of loans held-for-sale                 186,072       316,525
      Amortization relating to allocation of ESOP stock                                   5,204         4,281
      (Increase) decrease in accrued interest receivable                                   (794)        3,102
      Mortgage servicing rights amortization and valuation allowance adjustments,
         net of capitalized amounts                                                      (2,085)        6,567
      Income from bank owned life insurance, net of insurance proceeds received          (4,428)       (1,682)
      Decrease in other assets                                                            6,294         6,344
      Increase (decrease) in accrued expenses and other liabilities                       5,033       (16,195)
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                      138,774       153,151
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Originations of loans receivable                                               (1,576,826)   (2,643,404)
      Loan purchases through third parties                                             (506,393)     (705,724)
      Principal payments on loans receivable                                          2,127,155     3,337,775
      Purchases of mortgage-backed securities held-to-maturity                       (1,124,019)   (3,160,014)
      Purchases of mortgage-backed securities available-for-sale                       (398,085)   (2,535,035)
      Purchases of other securities available-for-sale                                     (508)         (600)
      Principal payments on mortgage-backed securities held-to-maturity               1,119,400     2,476,517
      Principal payments on mortgage-backed securities available-for-sale               398,875     1,147,360
      Proceeds from calls and maturities of other securities held-to-maturity             3,994        67,045
      Proceeds from calls and maturities of other securities available-for-sale             312       132,693
      Proceeds from sales of mortgage-backed securities available-for-sale                   --       829,680
      Proceeds from sales of other securities available-for-sale                         22,692            --
      Net redemptions of FHLB-NY stock                                                   59,750        16,350
      Proceeds from sales of real estate owned, net                                       1,554         1,101
      Purchases of premises and equipment, net of proceeds from sales                    (4,662)       (8,225)
-------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                            123,239    (1,044,481)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net increase in deposits                                                          709,120       241,970
      Net increase in borrowings with original terms of three months or less             85,000       115,000
      Proceeds from borrowings with original terms greater than three months          2,400,000       800,000
      Repayments of borrowings with original terms greater than three months         (3,310,000)     (550,000)
      Net increase in mortgage escrow funds                                              12,020        16,206
      Common stock repurchased                                                          (95,347)     (117,987)
      Cash dividends paid to stockholders                                               (36,766)      (35,732)
      Cash received for stock options exercised                                          13,335         4,099
-------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities                           (222,638)      473,556
-------------------------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents                            39,375      (417,774)
Cash and cash equivalents at beginning of period                                        239,754       677,857
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $   279,129   $   260,083
=============================================================================================================
Supplemental disclosures:
   Cash paid during the period:
      Interest                                                                      $   298,637   $   348,600
=============================================================================================================
      Income taxes                                                                  $    47,121   $    48,397
=============================================================================================================
   Additions to real estate owned                                                   $       594   $       593
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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2004 and December 31, 2003, our results of operations for the three and six months ended June 30, 2004 and 2003, changes in our stockholders' equity for the six months ended June 30, 2004 and our cash flows for the six months ended June 30, 2004 and 2003. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2004 and December 31, 2003, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2003 audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K.

2.   Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                                   For the Three Months Ended June 30,
                                                  -------------------------------------
                                                         2004                2003
                                                  -------------------------------------
                                                   Basic    Diluted    Basic    Diluted
(In Thousands, Except Per Share Data)               EPS     EPS (1)     EPS     EPS (2)
---------------------------------------------------------------------------------------
Net income                                        $57,501   $57,501   $50,889   $50,889
Preferred dividends declared                           --        --    (1,500)   (1,500)
---------------------------------------------------------------------------------------
Net income available to common shareholders       $57,501   $57,501   $49,389   $49,389
=======================================================================================

Total weighted average basic
   common shares outstanding                       72,953    72,953    76,862    76,862
Effect of dilutive securities:
   Options                                             --     1,174        --       609
---------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                       72,953    74,127    76,862    77,471
=======================================================================================

Net earnings per common share                     $  0.79   $  0.78   $  0.64   $  0.64
=======================================================================================

                                                  For the Six Months Ended June 30,
                                              -----------------------------------------
                                                      2004                  2003
                                              -----------------------------------------
                                                Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)            EPS        EPS        EPS      EPS (3)
---------------------------------------------------------------------------------------
Net income                                    $110,914   $110,914   $107,286   $107,286
Preferred dividends declared                        --         --     (3,000)    (3,000)
---------------------------------------------------------------------------------------
Net income available to common shareholders   $110,914   $110,914   $104,286   $104,286
=======================================================================================

Total weighted average basic
   common shares outstanding                    73,435     73,435     77,945     77,945
Effect of dilutive securities:
   Options                                          --      1,300         --        675
---------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                    73,435     74,735     77,945     78,620
=======================================================================================

Net earnings per common share                 $   1.51   $   1.48   $   1.34   $   1.33
=======================================================================================

(1) Options to purchase 970,300 shares of common stock at a price of $36.60 per share were outstanding as of June 30, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the three months ended June 30, 2004.

(2) Options to purchase 1,946,484 shares of common stock at prices between $25.44 per share and $29.88 per share were outstanding as of June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended June 30, 2003.

(3) Options to purchase 1,926,484 shares of common stock at prices between $26.24 per share and $29.88 per share were outstanding as of June 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the six months ended June 30, 2003.

3.   Mortgage Servicing Rights, or MSR

MSR are carried at amortized cost, and impairment, if any, is recognized through a valuation allowance. MSR, at amortized cost, totaled $27.8 million at June 30, 2004 and $29.6 million at December 31, 2003. The valuation allowance totaled $7.8 million at June 30, 2004 and $11.6 million at December 31, 2003. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR amortization totaled $1.8 million for the three months ended June 30, 2004 and $3.8 million for the three months ended June 30, 2003. MSR amortization totaled $3.8 million for the six months ended June 30, 2004 and $7.6 million for the six months ended June 30, 2003. As of June 30, 2004, estimated future MSR amortization through 2009, based on the prepayment assumptions utilized in the June 30, 2004 MSR valuation, is as follows: $2.4 million for the remainder of 2004, $4.5 million for 2005, $3.7 million for 2006, $3.1 million for 2007, $2.5 million for 2008 and $2.1 million for 2009. Actual results will vary depending upon the level of repayments on the loans currently serviced.

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

                                                For the Three Months Ended   For the Six Months Ended
                                                         June 30,                    June 30,
                                                -----------------------------------------------------
(In Thousands, Except Per Share Data)                  2004      2003             2004       2003
-----------------------------------------------------------------------------------------------------
Net income:
   As reported                                       $57,501   $50,889          $110,914   $107,286
   Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                       1,258     1,235             2,714      2,613
                                                     -------   -------          --------   --------
   Pro forma                                         $56,243   $49,654          $108,200   $104,673
                                                     =======   =======          ========   ========
Basic earnings per common share:
   As reported                                       $  0.79   $  0.64          $   1.51   $   1.34
                                                     =======   =======          ========   ========
   Pro forma                                         $  0.77   $  0.63          $   1.47   $   1.30
                                                     =======   =======          ========   ========

Diluted earnings per common share:
   As reported                                       $  0.78   $  0.64          $   1.48   $   1.33
                                                     =======   =======          ========   ========
   Pro forma                                         $  0.76   $  0.62          $   1.44   $   1.29
                                                     =======   =======          ========   ========

5. Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

                                                                       Other Postretirement
                                            Pension Benefits                 Benefits
                                       -------------------------------------------------------
                                       For the Three Months Ended   For the Three Months Ended
                                                June 30,                     June 30,
                                       -------------------------------------------------------
(In Thousands)                               2004      2003                2004   2003
----------------------------------------------------------------------------------------------
Service cost                               $   758   $   590               $139   $ 97
Interest cost                                2,425     2,094                300    269
Expected return on plan assets              (2,918)   (2,177)                --     --
Amortization of prior service cost              40        35                 11     11
Recognized net actuarial loss (gain)           628       736                  2    (41)
Amortization of transition asset                (8)      (23)                --     --
----------------------------------------------------------------------------------------------
Net periodic cost                          $   925   $ 1,255               $452   $336
----------------------------------------------------------------------------------------------

                                                                    Other Postretirement
                                           Pension Benefits               Benefits
                                       -------------------------------------------------------
                                       For the Six Months Ended   For the Six Months Ended
                                               June 30,                  June 30,
                                       -------------------------------------------------------
(In Thousands)                               2004      2003                2004   2003
----------------------------------------------------------------------------------------------
Service cost                               $ 1,597   $ 1,180               $256   $194
Interest cost                                4,869     4,188                543    538
Expected return on plan assets              (5,824)   (4,354)                --     --
Amortization of prior service cost              80        70                 21     22
Recognized net actuarial loss (gain)         1,247     1,472                 --    (82)
Amortization of transition asset               (17)      (46)                --     --
----------------------------------------------------------------------------------------------
Net periodic cost                          $ 1,952   $ 2,510               $820   $672
----------------------------------------------------------------------------------------------

During the six months ended June 30, 2004, we contributed $324,000 to our unfunded defined benefit pension plans and $742,000 to our other postretirement benefit plan. During the remainder of 2004, we expect to contribute approximately $324,000 to our unfunded defined benefit pension plans and approximately $758,000 to our other postretirement benefit plan. Contributions to these plans are made to cover benefit payments.

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

On May 19, 2004, the FASB issued Staff Position No. 106-2 which supercedes Staff Position No. 106-1 and is effective for the first interim or annual period beginning after June 15, 2004, with early application encouraged. Staff Position No. 106-2 requires employers who conclude their plans were "actuarially equivalent" at December 8, 2003 and the law's effects are a "significant event" to account for the federal subsidy either on a retroactive basis to January 1, 2004 or prospectively from the date of adoption of Staff Position No. 106-2. If the law's effects are not a "significant event," they are not accounted for until the plan's next measurement date following the adoption of Staff Position No. 106-2. If an employer is not able to determine whether the plan is actuarially equivalent at the date of adoption of Staff Position No. 106-2, it should monitor the plan and assess actuarial equivalency as new information becomes available. In any case, there are various new disclosure requirements associated with the adoption of Staff Position No. 106-2. As of June 30, 2004, we have not yet determined the impact of the Medicare Act on our financial condition or results of operations and, therefore, we have elected to continue to defer accounting for the effects of the Medicare Act in accordance with Staff Position No. 106-1.

In December 2003, the FASB issued FIN 46(R). All public entities were required to fully implement FIN 46(R) no later than the end of the first reporting period ending after March 15, 2004. Effective January 1, 2004, we implemented FIN 46(R), which required us to deconsolidate our wholly-owned subsidiary Astoria Capital Trust I. The impact of this deconsolidation on our financial statements is to increase consolidated total assets by $3.9 million, reflecting our investment in the common securities of Astoria Capital Trust I, and increase consolidated total borrowings by $3.9 million, reflecting the difference between the aggregate principal amount of the Junior Subordinated Debentures we issued to Astoria Capital Trust I and the aggregate principal amount of Capital Securities issued by Astoria Capital Trust I in the private placement completed in 1999. Additionally, we redesignated two interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust I. All prior period financial statements included herein have been restated to reflect the deconsolidation.

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

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving these goals over the past several years and that trend has continued into 2004.

During the first half of 2004, the national and local real estate markets remained strong and continued to support new and existing home sales. The increase in interest rates during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the fourth quarter of 2003 which continued into 2004. Medium- and long-term interest rates (maturities of two to ten years) declined during the 2004 first quarter resulting in an increase in refinance application activity during March and April and additional mortgage repayment cash flow in May and June. Medium- and long-term interest rates increased again during the 2004 second quarter and have risen above their December 31, 2003 levels reducing the level of refinance application activity in the latter half of the 2004 second quarter.

We continue to experience intense competition for deposits, particularly money market and checking accounts, from certain local competitors who have offered these accounts at well above market rates. We have not increased the rates we offer on these types of accounts as we do not consider it a cost effective strategy in the current low interest rate environment. Despite this intense competition, total deposits increased during the first half of 2004. This increase was primarily attributable to an increase in certificates of deposit as a result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit to enable us to reduce borrowings.

Our total loan portfolio decreased slightly during the first half of 2004. This decrease was primarily in our one-to-four family mortgage loan portfolio where repayments continued to outpace originations. Partially offsetting the decline in the one-to-four family mortgage loan portfolio was an increase in our multi-family and commercial real estate loan portfolio, which is attributable to our increased emphasis on the origination of these loans over the past several years. Our total non-performing assets declined from December 31, 2003 to June 30, 2004.

During the first half of 2004, due to the reduction in cash flows resulting from the reduction in refinance activity, we significantly reduced our purchases of mortgage-backed securities. Overall, our securities portfolio decreased slightly from December 31, 2003. Additionally, as previously discussed, the success of our certificate of deposit marketing campaigns during the first half of 2004 enabled us to repay a portion of borrowings which matured and as a result, our borrowings also decreased from December 31, 2003.

Net income for the three and six months ended June 30, 2004 increased compared to the three and six months ended June 30, 2003. The increases in net income were primarily due to increases in net interest income, partially offset by increases in non-interest expense and decreases in non-interest income. The increases in net interest income were primarily attributable to decreases in interest expense on borrowings related to the refinancing of higher cost borrowings which matured throughout 2003 and the first quarter of 2004 at substantially lower rates. Partially offsetting the decreases in interest expense were decreases in interest income, primarily on our mortgage loans and mortgage-backed securities, which were attributable to extraordinarily high levels of repayments in 2003 and the reinvestment of the cash flows we received in lower yielding assets due to the low interest rate environment. The negative impact of the reinvestment in lower yielding assets was partially offset by decreases in net premium amortization as a result of the reduction in refinance activity in 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. The increases in non-interest expense relate primarily to increases in compensation and benefits expense and occupancy, equipment and systems expense. The decreases in non-interest income relate primarily to decreases in net gain on sales of securities, partially offset by increases in mortgage banking income, net.

Mortgage refinance application activity has subsided during the latter half of the second quarter as a result of the current environment of somewhat higher long-term interest rates. Our purchase mortgage activity remains strong which, when coupled with the expectation of reduced cash flow from mortgage loan prepayments, should result in the resumption of mortgage loan portfolio growth going forward. Reduced mortgage refinance activity should also result in lower mortgage loan and mortgage-backed securities net premium amortization which should result in a modest expansion in the net interest margin during the remainder of 2004. We will remain focused on building our core businesses, with particular emphasis on growing our deposits and increasing the one-to-four family, multi-family and commercial real estate loan portfolios.

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

Critical Accounting Policies

Note 1 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The description of these policies should be read in conjunction with the corresponding section of our 2003 Annual Report on Form 10-K.

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

Individual loan loss reviews are completed quarterly for all classified loans. Individual loan loss reviews are generally completed annually for multi-family, commercial real estate and construction loans which exceed $2.5 million, commercial business loans which exceed $200,000 at origination, one-to-four family loans which exceed $1.0 million at origination and debt restructurings. In addition, we generally review annually at least fifty percent of the outstanding balances of multi-family, commercial real estate and construction loans to single borrowers with concentrations in excess of $2.5 million.

The primary considerations in establishing specific valuation allowances are the appraised value of a loan's underlying collateral and the loan's payment pattern. Other current and anticipated economic conditions on which our specific valuation allowance relies are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values and the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our specific reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining specific allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 5, 10, and 12-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting allowance percentages are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages of both peer group and regulatory agency data; however, our focus is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

During 2002 we performed an analysis of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages and specific valuation allowances. Our analysis indicated that our estimate of losses inherent in our one-to-four family, multi-family and commercial real estate loan portfolios exceeded our actual charge-off history. We believe that the general decline in medium- to long-term U.S. Treasury rates beginning in 2000, coupled with the Federal Open Market Committee's series of interest rate cuts during 2001 and 2002 substantially improved the ability of borrowers to service debt and was the predominant factor that caused our actual charge-off experience between June 1, 2000 and June 30, 2002 to be less than had been estimated. Similar to the industry in general, our historical charge-off experience was higher prior to the dramatic decline in market rates. The significant considerations for not lowering coverage percentages prior to the third quarter of 2002 were: (1) the 2000-2002 economic downturn; (2) the unseasoned nature of the portfolio; and (3) the lack of migration analysis for the loans folded into the portfolio in connection with acquisitions closed in late 1997 and 1998. While we have not changed our methodology for determining our general valuation allowance as a result of the 2002 analysis, we have placed a greater emphasis on charge-off experience in determining the way the allowance for loan losses is distributed across the loan portfolio. As a result, in the third quarter of 2002, we adjusted our allowance coverage percentages for our portfolio segments.

Multi-family, commercial real estate and construction loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. The change in our portfolio composition over the past several years has not had a significant impact on our overall allowance for loan losses since
(1) the growth in our multi-family, commercial real estate and construction loan portfolios was offset by a decline in our one-to-four family portfolio and (2) we adjusted our allowance coverage percentages as a result of the 2002 analysis. We will continue to evaluate our charge-off experience in our multi-family, commercial real estate and construction loan portfolios in determining whether any adjustments to the allowance coverage percentages are warranted.

Our loss experience in 2004 has been consistent with our experience over the past two years and, as a result, our 2004 analysis did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analysis did not indicate that changes in our allowance coverage percentages were required. Our allowance for loan losses to total loans was 0.66% at June 30, 2004 and December 31, 2003. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

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

For additional information regarding our allowance for loan losses, see "Provision for Loan Losses" and "Asset Quality" in this document and Part II,
Item 7, "MD&A," in our 2003 Annual Report on Form 10-K.

Valuation of MSR

MSR are carried at cost and amortized over the estimated remaining lives of the loans serviced. Impairment, if any, is recognized through a valuation allowance. Impairment exists if the carrying value of MSR exceeds the estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations.

At June 30, 2004, our MSR, net, had an estimated fair value of $20.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.31%, a weighted average constant prepayment rate on mortgages of 11.98% and a weighted average life of 5.8 years. At December 31, 2003, our MSR, net, had an estimated fair value of $18.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.34%, a weighted average constant prepayment rate on mortgages of 15.82% and a weighted average life of 4.5 years. The decrease in the weighted average constant prepayment rate from December 31, 2003 to June 30, 2004 reflects the increase in interest rates from December 31, 2003 to June 30, 2004 and the projected decrease in future prepayments as of June 30, 2004.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at June 30, 2004, the estimated fair value of our MSR would have been $5.4 million greater. Assuming a decrease in interest rates of 100 basis points at June 30, 2004, the estimated fair value of our MSR would have been $7.8 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying value of goodwill exceeds its implied fair value. As of June 30, 2004, the carrying value of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

On September 30, 2003 we performed our annual goodwill impairment test. We determined the fair value of our one reporting unit to be in excess of its carrying value by $986.0 million, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As of June 30, 2004, there have been no such events or changes in circumstances since our annual impairment test date.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders' equity. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at June 30, 2004, are based on published or securities dealers' market values and are affected by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At June 30, 2004, we had 166 securities each of which had an amortized cost in excess of estimated fair value. These securities had an estimated fair value totaling $6.61 billion and had an unrealized loss totaling $218.2 million. Of the securities in an unrealized loss position at June 30, 2004, $96.9 million, with an unrealized loss of $5.3 million, have been in a continuous unrealized loss position for more than twelve months. We determined the cause of all unrealized losses at June 30, 2004 to be interest rate related, and, as such, have deemed the unrealized losses as temporary. There were no securities write downs during the six months ended June 30, 2004.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $3.65 billion for the six months ended June 30, 2004 and $7.16 billion for the six months ended June 30, 2003. The decrease in loan and security repayments was primarily the result of the decreased level of mortgage loan refinance activity we experienced in 2004. The decreased level of mortgage loan refinance activity is primarily the result of an increase in interest rates during the second half of 2003 and the first half of 2004. Medium- and long-term U.S. Treasury rates increased 70 basis points on average from June 30, 2003 to December 31, 2003; decreased 37 basis points on average during the 2004 first quarter; and increased 99 basis points on average during the 2004 second quarter. This overall trend of rising interest rates has reduced the level of refinance activity and related cash flows from what we experienced during the first half of 2003.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $138.8 million during the six months ended June 30, 2004 and $153.2 million during the six months ended June 30, 2003. Net deposits increased $709.1 million during the six months ended June 30, 2004 and $242.0 million during the six months ended June 30, 2003. The net increases in deposits for the six months ended June 30, 2004 and 2003 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. Despite continued intense local competition for checking accounts, we have been successful in growing our NOW and demand deposit account balances, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process. In addition, as previously discussed, the increase in net deposits for the six months ended June 30, 2004 is primarily attributable to an increase in certificates of deposit as a result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit. Net borrowings decreased $828.3 million during the six months ended June 30, 2004 and increased $369.9 million during the six months ended June 30, 2003. The decrease in net borrowings during the six months ended June 30, 2004 reflects the repayment of certain high cost borrowings as they matured. During the six months ended June 30, 2004, $3.31 billion in medium-term borrowings with a weighted average rate of 5.10% matured, of which $2.40 billion were extended through new medium-term borrowings with a weighted average rate of 2.71% and a weighted average original term of 3.3 years. All other borrowings that matured during the six months ended June 30, 2004 were either repaid or rolled over into short-term borrowings. The increase in net borrowings during the six months ended June 30, 2003 was primarily the result of additional medium-term borrowings entered into during the first quarter 2003, during the low interest rate environment, to fund asset growth in excess of deposit growth. The use of medium-term borrowings helps protect against the impact on interest expense of future interest rate increases.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the six months ended June 30, 2004 totaled $2.10 billion, including originations of loans held-for-sale totaling $190.7 million, of which $1.60 billion were originations and $501.5 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2003 totaling $3.52 billion, including originations of loans held-for-sale totaling $319.1 million, of which $2.82 billion were originations and $698.4 million were purchases. The decrease in loan originations and purchases for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 reflects the previously discussed reduction in the level of mortgage refinance activity during 2004. Purchases of mortgage-backed securities totaled $1.52 billion during the six months ended June 30, 2004 and $5.70 billion during the six months ended June 30, 2003. The decrease in mortgage-backed securities purchases during the six months ended June 30, 2004 also reflects the decrease in cash flows resulting from the reduction in refinance activity noted above.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $279.1 million at June 30, 2004, compared to $239.8 million at December 31, 2003. Borrowings maturing over the next twelve months total $2.02 billion with a weighted average rate of 2.51%, including $625.0 million of medium-term borrowings with a weighted average rate of 5.13%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $2.47 billion in certificates of deposit with a weighted average rate of 3.13% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates:

                                                Borrowings      Certificates of Deposit
                                            -------------------------------------------
                                                     Weighted               Weighted
                                                      Average                Average
(Dollars in Millions)                       Amount     Rate        Amount     Rate
---------------------------------------------------------------------------------------
Contractual Maturity:
   Third quarter 2004 (1)                   $1,395     1.33%       $   --       --%
   Third quarter 2004                           20     7.67           652     1.98
   Fourth quarter 2004                         105     5.98           704     3.44
   First quarter 2005                          300     3.26           674     3.92
   Second quarter 2005                         200     7.23           438     3.15
                                            ------                 ------
   Total maturing in next twelve months      2,020     2.51         2,468     3.13
   Thirteen to twenty-four months            1,174     2.55         1,635     3.25
   Twenty-five to thirty-six months          1,720     2.85         1,129     4.23
   Thirty-seven to forty-eight months (2)    1,900     4.22           657     3.90
   Forty-nine to sixty months (3)            1,620     4.74           236     3.99
   Over five years                             370     7.11           137     5.05
                                            ------                 ------
   Total                                    $8,804     3.56        $6,262     3.52
                                            ======                 ======

(1)  Overnight and other short-term borrowings.

(2) Includes $980.0 million of borrowings which are callable within the next twelve months.

(3) Includes $1.20 billion of borrowings which are callable within the next twelve months.

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

Astoria Financial Corporation's primary uses of funds include the payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $17.3 million during the six months ended June 30, 2004. Our payment of dividends and repurchases of our common stock totaled $132.1 million during the six months ended June 30, 2004. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the six months ended June 30, 2004, Astoria Federal paid dividends to Astoria Financial Corporation totaling $200.0 million.

Stockholders' equity decreased to $1.37 billion at June 30, 2004, from $1.40 billion at December 31, 2003. The decrease in stockholders' equity was the result of common stock repurchased of $95.3 million, dividends declared of $36.8 million and an increase in accumulated other comprehensive loss, net of tax of $26.2 million, which was primarily due to the decrease in the fair value of our mortgage-backed securities available-for-sale. These decreases were partially offset by net income of $110.9 million, the effect of stock options exercised and related tax benefit of $17.8 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $5.2 million.

On June 1, 2004, we paid a quarterly cash dividend of $0.25 per share on shares of our common stock outstanding as of the close of business on May 17, 2004 totaling $18.3 million. On July 21, 2004, we declared a quarterly cash dividend of $0.25 per share on shares of our common stock payable on September 1, 2004 to stockholders of record as of the close of business on August 16, 2004.

On October 16, 2002, our Board of Directors approved our ninth stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the six months ended June 30, 2004, we repurchased 2,550,000 shares of our common stock at an aggregate cost of $95.3 million. In total, as of June 30, 2004, we repurchased 9,941,800 shares of our common stock, at an aggregate cost of $299.3 million, under the ninth stock repurchase plan. On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 8,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Stock repurchases under our tenth stock repurchase plan commenced immediately following the completion of the ninth stock repurchase plan on July 9, 2004. For further information on our common stock repurchases, see Part II, Item 2, "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

At June 30, 2004, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 7.11%, leverage capital ratio of 7.11% and total risk-based capital ratio of 14.69%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and derivative instruments.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $67.4 million at June 30, 2004. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments.

The following table details our contractual obligations as of June 30, 2004.

                                                                                   Payments due by period
                                                              ----------------------------------------------------------------
                                                                            Less than       One to      Three to     More than
(In Thousands)                                                   Total      One Year     Three Years   Five Years   Five Years
------------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater than three months   $7,408,773   $  625,000     $2,894,000   $3,520,000    $369,773
   Commitments to originate and purchase loans (1)               600,448      600,448             --           --          --
   Commitments to fund unused lines of credit (2)                373,327      373,327             --           --          --
------------------------------------------------------------------------------------------------------------------------------
   Total                                                      $8,382,548   $1,598,775     $2,894,000   $3,520,000    $369,773
------------------------------------------------------------------------------------------------------------------------------

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale.

(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. The principal balance of loans sold with recourse amounted to $574.5 million at June 30, 2004. The carrying amount of our liability for loans sold with recourse totaled $276,000 at June 30, 2004. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. We also have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans. The outstanding option balance on the two agreements totaled $37.1 million at June 30, 2004. Outstanding standby letters of credit totaled $4.6 million at June 30, 2004.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, "MD&A," in our 2003 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at June 30, 2004 and December 31, 2003.

                                       At June 30, 2004       At December 31, 2003
                                    -----------------------------------------------
                                                   Percent                  Percent
(Dollars in Thousands)                 Amount     of Total      Amount     of Total
-----------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $ 8,674,513     69.12%   $ 8,971,048     71.13%
   Multi-family                       2,393,943     19.07      2,230,414     17.69
   Commercial real estate               913,082      7.27        880,296      6.98
   Construction                         105,686      0.84         99,046      0.79
-----------------------------------------------------------------------------------
Total mortgage loans                 12,087,224     96.30     12,180,804     96.59
-----------------------------------------------------------------------------------
Consumer and other loans (gross):
   Home equity                          423,736      3.38        386,846      3.07
   Commercial                            20,342      0.16         21,937      0.17
   Lines of Credit, Overdraft            12,277      0.10         12,963      0.10
   Other                                  7,952      0.06          8,400      0.07
-----------------------------------------------------------------------------------
Total consumer and other loans          464,307      3.70        430,146      3.41
-----------------------------------------------------------------------------------
Total loans (gross)                  12,551,531    100.00%    12,610,950    100.00%
Net unamortized premiums and
   deferred loan costs                   73,252                   76,037
-----------------------------------------------------------------------------------
Total loans                          12,624,783               12,686,987
Allowance for loan losses               (82,818)                 (83,121)
-----------------------------------------------------------------------------------
Total loans, net                    $12,541,965              $12,603,866
===================================================================================

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at June 30, 2004 and December 31, 2003.

                                                At June 30, 2004        At December 31, 2003
                                             -------------------------------------------------
                                                           Estimated                 Estimated
                                              Amortized      Fair       Amortized      Fair
(In Thousands)                                  Cost         Value        Cost         Value
----------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $  141,345   $  145,447   $  161,199   $  166,724
      REMICs and CMOs:
         Agency issuance (1)                  2,334,907    2,228,808    2,297,884    2,227,851
         Non-agency issuance                     91,195       85,978      109,669      103,740
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           2,567,447    2,460,233    2,568,752    2,498,315
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S. Government
         and agencies                             1,990        1,984        1,738        1,767
      FNMA and FHLMC preferred stock            140,015      123,938      140,015      131,361
      Corporate debt and other securities         1,489        1,486       21,991       23,549
----------------------------------------------------------------------------------------------
   Total other securities                       143,494      127,408      163,744      156,677
----------------------------------------------------------------------------------------------
Total securities available-for-sale          $2,710,941   $2,587,641   $2,732,496   $2,654,992
==============================================================================================

Held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $   11,501   $   12,222   $   14,345   $   15,329
      REMICs and CMOs:
         Agency issuance (1)                  5,163,124    5,081,641    4,958,633    4,974,316
         Non-agency issuance                    569,358      572,660      772,728      772,021
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           5,743,983    5,666,523    5,745,706    5,761,666
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of states and political
         subdivisions                            33,043       33,043       37,038       37,038
      Corporate debt securities                   9,986       10,452        9,983       10,413
----------------------------------------------------------------------------------------------
   Total other securities                        43,029       43,495       47,021       47,451
----------------------------------------------------------------------------------------------
Total securities held-to-maturity            $5,787,012   $5,710,018   $5,792,727   $5,809,117
==============================================================================================

(1) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

Comparison of Financial Condition as of June 30, 2004 and December 31, 2003 and Operating Results for the Three and Six Months Ended June 30, 2004 and 2003

Financial Condition

Total assets decreased $127.3 million to $22.33 billion at June 30, 2004, from $22.46 billion at December 31, 2003. The primary reasons for the decrease in total assets were the decreases in one-to-four family mortgage loans, mortgage-backed securities and other securities, partially offset by increases in multi-family and commercial real estate mortgage loans.

Mortgage loans decreased $97.4 million to $12.15 billion at June 30, 2004, from $12.25 billion at December 31, 2003. This decrease was primarily due to a decrease in our one-to-four family mortgage loan portfolio, partially offset by increases in our multi-family and commercial real estate mortgage loan portfolios. Gross mortgage loans originated and purchased during the six months ended June 30, 2004 totaled $2.10 billion, including originations of loans held-for-sale totaling $190.7 million, of which $1.60 billion were originations and $501.5 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2003 totaling $3.52 billion, including originations of loans held-for-sale totaling $319.1 million, of which $2.82 billion were originations and $698.4 million were purchases. Mortgage loan repayments decreased to $2.00 billion for the six months ended June 30, 2004, from $3.23 billion for the six months ended June 30, 2003. The decrease in the levels of mortgage loan originations, purchases and repayments reflect the decline in refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represented 69.12% of our total loan portfolio at June 30, 2004, decreased $296.5 million to $8.67 billion at June 30, 2004, from $8.97 billion at December 31, 2003.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate mortgage loan originations. Our multi-family mortgage loan portfolio increased $163.5 million to $2.39 billion at June 30, 2004, from $2.23 billion at December 31, 2003. Our commercial real estate loan portfolio increased $32.8 million to $913.1 million at June 30, 2004, from $880.3 million at December 31, 2003. Multi-family and commercial real estate loan originations totaled $514.1 million for the six months ended June 30, 2004 and $648.6 million for the six months ended June 30, 2003. Our new multi-family and commercial real estate loan originations are similar in type to the loans currently in our portfolio. The average loan balance of loans in our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%. Prepayment activity within our multi-family and commercial real estate loan portfolio is generally not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio due in part to the prepayment penalties associated with these loans.

Mortgage-backed securities decreased $39.8 million to $8.20 billion at June 30, 2004, from $8.24 billion at December 31, 2003. This decrease was primarily the result of an increase of $36.8 million in the net unrealized loss on our available-for-sale portfolio. The increase in the net unrealized loss on our mortgage-backed securities available-for-sale portfolio is primarily due to an increase in interest rates from December 31, 2003 to June 30, 2004. Medium- to long-term U.S. Treasury rates increased 62 basis points on average from December 31, 2003 to June 30, 2004. Principal payments received on our mortgage-backed securities of $1.52 billion were reinvested into similar securities.

Federal funds sold and repurchase agreements increased $70.4 million to $136.3 million at June 30, 2004, from $65.9 million at December 31, 2003, primarily due to cash flows which were not redeployed by the end of the 2004 second quarter. Federal Home Loan Bank of New York, or FHLB-NY, stock decreased $59.8 million to $153.7 million primarily due to a reduction in FHLB-NY borrowings. Other securities decreased $33.3 million to $170.4 million at June 30, 2004, from $203.7 million at December 31, 2003, primarily due to sales of $20.3 million and an increase of $9.0 million in the net unrealized loss on our available-for-sale portfolio due to the increase in interest rates previously discussed.

Deposits increased $709.1 million to $11.90 billion at June 30, 2004, from $11.19 billion at December 31, 2003. The increase in deposits was primarily due to an increase of $760.7 million in certificates of deposit to $6.26 billion at June 30, 2004, from $5.50 billion at December 31, 2003, an increase of $39.4 million in savings accounts to $3.00 billion at June 30, 2004 and an increase of $47.8 million in NOW and demand deposit accounts to $1.54 billion at June 30, 2004. These increases were partially offset by a decrease of $138.8 million in our money market accounts to $1.09 billion at June 30, 2004, from $1.23 billion at December 31, 2003. The increase in our certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts in the prevailing low interest rate environment. During the six months ended June 30, 2004, $2.23 billion of certificates of deposit, with an average rate of 2.31% and an average maturity at inception of fourteen months, matured and $2.89 billion of certificates of deposit were issued or repriced, with an average rate of 2.60% and an average maturity at inception of twenty months. The decrease in our money market accounts is attributable to continued intense competition for these accounts. Certain local competitors have continued to offer above market rates for money market and checking accounts. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. However, despite continued intense competition for checking accounts, we have been successful in increasing our NOW and demand deposit account balances, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process.

Reverse repurchase agreements decreased $450.0 million to $6.79 billion at June 30, 2004, from $7.24 billion at December 31, 2003. FHLB-NY advances decreased $375.0 million to $1.55 billion at June 30, 2004, from $1.92 billion at December 31, 2003. The decrease in borrowings reflects the repayment of certain high cost borrowings that matured. As previously discussed, during the six months ended June 30, 2004, $3.31 billion in medium-term borrowings with a weighted average rate of 5.10% matured, of which $2.40 billion were extended through new medium-term borrowings with a weighted average rate of 2.71% and a weighted average original term of 3.3 years. All other borrowings that matured during the six months ended June 30, 2004 were either repaid or rolled over into short-term borrowings.

Stockholders' equity decreased to $1.37 billion at June 30, 2004, from $1.40 billion at December 31, 2003. The decrease in stockholders' equity was the result of common stock repurchased of $95.3 million, dividends declared of $36.8 million and an increase in accumulated other comprehensive loss, net of tax, of $26.2 million, which was primarily due to the decrease in the fair value of our mortgage-backed securities available-for sale. These decreases were partially offset by net income of $110.9 million, the effect of stock options exercised and related tax benefit of $17.8 million and the amortization of the allocated portion of shares held by the ESOP of $5.2 million.

Results of Operations

General

Net income for the three months ended June 30, 2004 increased $6.6 million to $57.5 million, from $50.9 million for the three months ended June 30, 2003. Diluted earnings per common share totaled $0.78 per share for the three months ended June 30, 2004 and $0.64 per share for the three months ended June 30, 2003. Return on average assets increased to 1.03% for the three months ended June 30, 2004, from 0.88% for the three months ended June 30, 2003. Return on average stockholders' equity increased to 16.55% for the three months ended June 30, 2004, from 13.27% for the three months ended June 30, 2003. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 19.09% for the three months ended June 30, 2004, from 15.09% for the three months ended June 30, 2003.

Net income for the six months ended June 30, 2004 increased $3.6 million to $110.9 million, from $107.3 million for the six months ended June 30, 2003. Diluted earnings per common share totaled $1.48 per share for the six months ended June 30, 2004 and $1.33 per share for the six months ended June 30, 2003. Return on average assets increased to 0.99% for the six months ended June 30, 2004, from 0.94% for the six months ended June 30, 2003. Return on average stockholders' equity increased to 15.85% for the six months ended June 30, 2004, from 13.94% for the six months ended June 30, 2003. Return on average tangible stockholders' equity increased to 18.27% for the six months ended June 30, 2004, from 15.84% for the six months ended June 30, 2003. The increases in the returns on average assets, average stockholders' equity and average tangible stockholders' equity for the three and six months ended June 30, 2004 are due to the increases in net income, coupled with the decreases in the average balances of stockholders' equity and total assets for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003.

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

For the three months ended June 30, 2004, net interest income increased $17.0 million to $113.3 million, from $96.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, net interest income increased $22.5 million to $227.8 million, from $205.3 million for the six months ended June 30, 2003. The net interest margin increased to 2.13% for the three months ended June 30, 2004, from 1.78% for the three months ended June 30, 2003. The net interest margin increased to 2.14% for the six months ended June 30, 2004, from 1.93% for the six months ended June 30, 2003. The increases in net interest income and the net interest margin for the three and six months ended June 30, 2004 were primarily the result of decreases in interest expense, partially offset by decreases in interest income. The decreases in interest expense were attributable to a decrease in our cost of funds, which is primarily due to the repayment and refinancing of various higher cost borrowings, coupled with the downward repricing of deposits in the prevailing low interest rate environment. The decreases in interest income were primarily due to the decreases in the yields on interest-earning assets as a result of the extraordinarily high level of mortgage loan and mortgage-backed securities repayments we experienced throughout 2003 as a result of the low interest rate environment, as previously discussed, resulting in reinvestment in those assets at lower rates. Partially offsetting the negative impact of the reinvestment of assets at lower rates was a reduction in net premium amortization resulting from the reduction in repayment levels during 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $21.2 million to $12.7 million for the three months ended June 30, 2004, from $33.9 million for the three months ended June 30, 2003 and decreased $37.8 million to $21.0 million for the six months ended June 30, 2004 from $58.8 million for the six months ended June 30, 2003.

The average balance of net interest-earning assets increased $205.1 million to $579.3 million for the three months ended June 30, 2004, from $374.2 million for the three months ended June 30, 2003. The increase in the average balance of net interest-earning assets was the result of a decrease of $592.8 million in the average balance of total interest-bearing liabilities to $20.69 billion for the three months ended June 30, 2004, from $21.28 billion for the three months ended June 30, 2003, partially offset by a decrease of $387.7 million in the average balance of total interest-earning assets to $21.27 billion for the three months ended June 30, 2004, from $21.65 billion for the three months ended June 30, 2003. Also contributing to the increase in the average balance of net interest-earning assets was the decrease in non-interest-earning assets primarily as a result of the reduction in the monthly mortgage-backed securities principal payments receivable due to the reduction in the mortgage-backed securities cash flow. The net interest rate spread increased to 2.06% for the three months ended June 30, 2004, from 1.72% for the three months ended June 30, 2003. The average yield on interest-earning assets decreased to 4.75% for the three months ended June 30, 2004, from 4.97% for the three months ended June 30, 2003. The average cost of interest-bearing liabilities decreased to 2.69% for the three months ended June 30, 2004, from 3.25% for the three months ended June 30, 2003.

The average balance of net interest-earning assets increased $229.4 million to $625.0 million for the six months ended June 30, 2004, from $395.6 million for the six months ended June 30, 2003. The increase in the average balance of net interest-earning assets was the result of a decrease of $176.6 million in the average balance of total interest-bearing liabilities to $20.71 billion for the six months ended June 30, 2004, from $20.89 billion for the six months ended June 30, 2003, coupled with an increase of $52.8 million in the average balance of total interest-earning assets to $21.33 billion for the six months ended June 30, 2004, from $21.28 billion for the six months ended June 30, 2003. Also contributing to the increase in the average balance of net interest-earning assets was the decrease in non-interest-earning assets discussed above. The net interest rate spread increased to 2.06% for the six months ended June 30, 2004, from 1.87% for the six months ended June 30, 2003. The average yield on interest-earning assets decreased to 4.82% for the six months ended June 30, 2004, from 5.19% for the six months ended June 30, 2003. The average cost of interest-bearing liabilities decreased to 2.76% for the six months ended June 30, 2004, from 3.32% for the six months ended June 30, 2003.

The changes in the yields on interest-earning assets and the costs of interest-bearing liabilities for the three and six months ended June 30, 2004 were primarily a result of the low interest rate environment previously discussed, coupled with the repayment or refinancing of high cost borrowings as they matured. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2004 and 2003. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                For the Three Months Ended June 30,
                                           -----------------------------------------------------------------------------
                                                           2004                                    2003
                                           -----------------------------------------------------------------------------
                                                                       Average                                 Average
                                             Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                       Balance     Interest       Cost         Balance     Interest       Cost
------------------------------------------------------------------------------------------------------------------------
                                                                    (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family                $ 8,862,057   $104,205       4.70%      $ 8,970,109   $117,866       5.26%
         Multi-family, commercial
            real estate and construction     3,350,010     54,634       6.52         2,601,732     49,449       7.60
      Consumer and other loans (1)             466,745      4,798       4.11           406,785      4,960       4.88
                                           -----------   --------                  -----------   --------
      Total loans                           12,678,812    163,637       5.16        11,978,626    172,275       5.75
      Mortgage-backed securities (2)         8,150,915     84,880       4.17         8,952,753     88,213       3.94
      Other securities (2) (3)                 342,206      3,824       4.47           562,161      8,280       5.89
      Federal funds sold and
         repurchase agreements                  94,515        222       0.94           160,646        465       1.16
                                           -----------   --------                  -----------   --------
   Total interest-earning assets            21,266,448    252,563       4.75        21,654,186    269,233       4.97
                                                         --------                                --------
   Goodwill                                    185,151                                 185,151
   Other non-interest-earning assets           938,614                               1,284,181
                                           -----------                             -----------
Total assets                               $22,390,213                             $23,123,518
                                           ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                              $ 3,003,085      2,988       0.40       $ 2,914,416      3,627       0.50
      Money market                           1,119,810      1,510       0.54         1,433,396      2,736       0.76
      NOW and demand deposit                 1,556,821        230       0.06         1,491,341        522       0.14
      Certificates of deposit                6,018,057     52,174       3.47         5,409,226     50,304       3.72
                                           -----------   --------                  -----------   --------
      Total deposits                        11,697,773     56,902       1.95        11,248,379     57,189       2.03
      Borrowed funds                         8,989,389     82,345       3.66        10,031,579    115,793       4.62
                                           -----------   --------                  -----------   --------
   Total interest-bearing liabilities       20,687,162    139,247       2.69        21,279,958    172,982       3.25
                                                         --------                                --------
   Non-interest-bearing liabilities            312,905                                 309,824
                                           -----------                             -----------
Total liabilities                           21,000,067                              21,589,782
Stockholders' equity                         1,390,146                               1,533,736
                                           -----------                             -----------
Total liabilities and stockholders'
   equity                                  $22,390,213                             $23,123,518
                                           ===========                             ===========

Net interest income/net interest
   rate spread (4)                                       $113,316       2.06%                    $ 96,251       1.72%
                                                         ========       ====                     ========       ====

Net interest-earning assets/net
   interest margin (5)                     $   579,286                  2.13%      $   374,228                  1.78%
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

(3)  Other securities include FHLB-NY stock.

(4) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                 For the Six Months Ended June 30,
                                           -----------------------------------------------------------------------------
                                                           2004                                    2003
                                           -----------------------------------------------------------------------------
                                                                       Average                                 Average
                                             Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                       Balance     Interest       Cost         Balance     Interest       Cost
------------------------------------------------------------------------------------------------------------------------
                                                                    (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family                $ 8,951,550   $215,555       4.82%      $ 9,019,861   $244,795       5.43%
         Multi-family, commercial
            real estate and construction     3,301,619    108,265       6.56         2,520,663     95,665       7.59
      Consumer and other loans (1)             458,421      9,688       4.23           398,688      9,732       4.88
                                           -----------   --------                  -----------   --------
      Total loans                           12,711,590    333,508       5.25        11,939,212    350,192       5.87
      Mortgage-backed securities (2)         8,154,913    171,753       4.21         8,547,489    182,261       4.26
      Other securities (2) (3)                 388,063      8,020       4.13           587,487     18,129       6.17
      Federal funds sold and
         repurchase agreements                  79,704        376       0.94           207,267      1,217       1.17
                                           -----------   --------                  -----------   --------
   Total interest-earning assets            21,334,270    513,657       4.82        21,281,455    551,799       5.19
                                                         --------                                --------
   Goodwill                                    185,151                                 185,151
   Other non-interest-earning assets           891,331                               1,257,074
                                           -----------                             -----------
Total assets                               $22,410,752                             $22,723,680
                                           ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                              $ 2,981,642      5,933       0.40       $ 2,875,486      7,116       0.49
      Money market                           1,153,993      3,118       0.54         1,501,755      6,212       0.83
      NOW and demand deposit                 1,511,777        451       0.06         1,438,772      1,012       0.14
      Certificates of deposit                5,831,038    101,630       3.49         5,370,429    101,090       3.76
                                           -----------   --------                  -----------   --------
      Total deposits                        11,478,450    111,132       1.94        11,186,442    115,430       2.06
      Borrowed funds                         9,230,800    174,696       3.79         9,699,368    231,110       4.77
                                           -----------   --------                  -----------   --------
   Total interest-bearing liabilities       20,709,250    285,828       2.76        20,885,810    346,540       3.32
                                                         --------                                --------
   Non-interest-bearing liabilities            301,887                                 298,067
                                           -----------                             -----------
Total liabilities                           21,011,137                              21,183,877
Stockholders' equity                         1,399,615                               1,539,803
                                           -----------                             -----------

Total liabilities and stockholders'
   equity                                  $22,410,752                             $22,723,680
                                           ===========                             ===========

Net interest income/net interest
   rate spread (4)                                       $227,829       2.06%                    $205,259       1.87%
                                                         ========       ====                     ========       ====

Net interest-earning assets/net
   interest margin (5)                     $   625,020                  2.14%      $   395,645                  1.93%
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

(3)  Other securities include FHLB-NY stock.

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

                                           Three Months Ended June 30, 2004    Six Months Ended June 30, 2004
                                                      Compared to                        Compared to
                                           Three Months Ended June 30, 2003    Six Months Ended June 30, 2003
                                           ------------------------------------------------------------------
                                                  Increase (Decrease)                Increase (Decrease)
                                           ------------------------------------------------------------------
(In Thousands)                               Volume      Rate        Net       Volume      Rate        Net
-------------------------------------------------------------------------------------------------------------
Interest-earning assets:
      Mortgage loans:
         One-to-four family                $ (1,389)   $(12,272)  $(13,661)   $ (1,847)  $(27,393)  $(29,240)
         Multi-family, commercial
            real estate and construction     12,874      (7,689)     5,185      26,816    (14,216)    12,600
   Consumer and other loans                     678        (840)      (162)      1,349     (1,393)       (44)
   Mortgage-backed securities                (8,251)      4,918     (3,333)     (8,369)    (2,139)   (10,508)
   Other securities                          (2,757)     (1,699)    (4,456)     (5,121)    (4,988)   (10,109)
   Federal funds sold and repurchase
      agreements                               (167)        (76)      (243)       (638)      (203)      (841)
-------------------------------------------------------------------------------------------------------------
Total                                           988     (17,658)   (16,670)     12,190    (50,332)   (38,142)
-------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                      108        (747)      (639)        235     (1,418)    (1,183)
   Money market                                (528)       (698)    (1,226)     (1,233)    (1,861)    (3,094)
   NOW and demand deposit                        22        (314)      (292)         48       (609)      (561)
   Certificates of deposit                    5,405      (3,535)     1,870       8,186     (7,646)       540
   Borrowed funds                           (11,149)    (22,299)   (33,448)    (10,739)   (45,675)   (56,414)
-------------------------------------------------------------------------------------------------------------
Total                                        (6,142)    (27,593)   (33,735)     (3,503)   (57,209)   (60,712)
-------------------------------------------------------------------------------------------------------------
Net change in net interest income          $  7,130    $  9,935   $ 17,065    $ 15,693   $  6,877   $ 22,570
=============================================================================================================

Interest Income

Interest income for the three months ended June 30, 2004 decreased $16.6 million to $252.6 million, from $269.2 million for the three months ended June 30, 2003. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.75% for the three months ended June 30, 2004, from 4.97% for the three months ended June 30, 2003. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on substantially all asset categories, partially offset by an increase in the average yield on mortgage-backed securities. Although medium- and long-term U.S. Treasury rates increased during the second half of 2003 and the first half of 2004, the decline during the first half of 2003 resulted in extraordinarily high levels of repayments on our mortgage-backed securities and one-to-four family mortgage loan portfolios, primarily during the first nine months of 2003, resulting in reinvestment in those assets at lower rates. Partially offsetting this decrease in coupon rates was the significant decrease in net premium amortization, particularly for mortgage-backed securities, as a result of the reduction in refinance activity in 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. The average balance of interest-earning assets decreased $387.7 million to $21.27 billion for the three months ended June 30, 2004, from $21.65 billion for the three months ended June 30, 2003. The decrease in the average balance of interest-earning assets was primarily due to the decreases in the average balances of mortgage-backed securities, other securities and one-to-four family mortgage loans, partially offset by an increase in the average balance of multi-family, commercial real estate and construction loans.

Interest income on one-to-four family mortgage loans decreased $13.7 million to $104.2 million for the three months ended June 30, 2004, from $117.9 million for the three months ended June 30, 2003, which was primarily the result of a decrease in the average yield to 4.70% for the three months ended June 30, 2004, from 5.26% for the three months ended June 30, 2003, coupled with a decrease of $108.1 million in the average balance of such loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases throughout most of 2003, coupled with the lower repricing of adjustable rate mortgage, or ARM, loans. However, the yield has been positively impacted by a reduction in loan premium amortization as a result of the decreased refinance activity during 2004 as compared to 2003. The decrease in the average balance of one-to-four family mortgage loans is the result of repayments outpacing originations and purchases of one-to-four family mortgage loans.

Interest income on multi-family, commercial real estate and construction loans increased $5.2 million to $54.6 million for the three months ended June 30, 2004, from $49.4 million for the three months ended June 30, 2003, which was primarily the result of an increase of $748.3 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.52% for the three months ended June 30, 2004, from 7.60% for the three months ended June 30, 2003. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our continued emphasis on originations of such loans, coupled with the fact that repayment activity within this portfolio is generally not as significant as that which we have experienced on our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the low interest rate environment of the past year.

Interest income on mortgage-backed securities decreased $3.3 million to $84.9 million for the three months ended June 30, 2004, from $88.2 million for the three months ended June 30, 2003. This decrease was primarily the result of a decrease of $801.8 million in the average balance of the portfolio, partially offset by an increase in the average yield to 4.17% for the three months ended June 30, 2004, from 3.94% for the three months ended June 30, 2003. The decrease in the average balance of mortgage-backed securities reflects the decrease in purchases as a result of the decrease in cash flows due to the reduced refinancing activity we have experienced in 2004. The increase in the average yield on mortgage-backed securities reflects the reduction in net premium amortization during 2004, partially offset by the impact of the substantial turnover we experienced in this portfolio during 2003 as a result of the low interest rate environment as higher yielding securities paid off and were replaced with lower yielding securities. Net premium amortization on mortgage-backed securities decreased $17.9 million to $4.0 million for the three months ended June 30, 2004, from $21.9 million for the three months ended June 30, 2003. At June 30, 2004, our securities portfolio is comprised primarily of fixed rate real estate mortgage investment conduit, or REMIC, and collateralized mortgage obligation, or CMO, mortgage-backed securities. The amortized cost of our fixed rate REMICs and CMOs totaled $8.14 billion at June 30, 2004. Included in this total is $1.84 billion of securities which have a remaining gross premium of $17.2 million, a weighted average current coupon of 4.98%, a weighted average collateral coupon of 6.03% and a weighted average life of 3.6 years. The remaining $6.30 billion of these securities have a remaining gross discount of $22.7 million, a weighted average current coupon of 4.18%, a weighted average collateral coupon of 5.80% and a weighted average life of 4.6 years. Included in the totals for discount securities are $640.5 million of securities at par.

Interest income on other securities decreased $4.5 million to $3.8 million for the three months ended June 30, 2004, from $8.3 million for the three months ended June 30, 2003. This decrease resulted from a decrease of $220.0 million in the average balance of this portfolio, coupled with a decrease in the average yield to 4.47% for the three months ended June 30, 2004, from 5.89% for the three months ended June 30, 2003. The decrease in the average balance of other securities was primarily due to a $136.7 million decrease in the average balance of FHLB-NY stock, coupled with sales of other securities with an amortized cost of $65.9 million over the past year. The decrease in the average balance of FHLB-NY stock reflects the reduction in the levels of FHLB-NY borrowings. The decrease in the average yield is a result of the decrease in the average coupon in this portfolio as a result of higher yielding securities being called or sold, coupled with the reduction in the FHLB-NY dividend. Dividends on FHLB-NY stock totaled $895,000 for the three months ended June 30, 2004 and $3.6 million for the three months ended June 30, 2003. The FHLB-NY suspended dividend payments to stockholders in the fourth quarter of 2003 due to losses in its securities portfolio, but resumed payment in January 2004, at a rate of 1.45%, as compared to a rate of 5.05% paid in July 2003, the last dividend payment prior to the FHLB-NY's dividend suspension. The FHLB-NY has indicated that the rate for FHLB-NY stock dividend payments will remain below 2.00% for the remainder of 2004. The dividend payment received in April 2004 was at a rate of 1.58%.

Interest income on federal funds sold and repurchase agreements decreased $243,000 as a result of a decrease of $66.1 million in the average balance of the portfolio, coupled with a decrease in the average yield to 0.94% for the three months ended June 30, 2004, from 1.16% for the three months ended June 30, 2003.

Interest income for the six months ended June 30, 2004 decreased $38.1 million to $513.7 million, from $551.8 million for the six months ended June 30, 2003. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.82% for the six months ended June 30, 2004, from 5.19% for the six months ended June 30, 2003, partially offset by an increase of $52.8 million in the average balance of interest-earning assets to $21.33 billion for the six months ended June 30, 2004, from $21.28 billion for the six months ended June 30, 2003. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories. The increase in the average balance of interest-earning assets was primarily due to an increase in the average balance of multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of mortgage-backed securities, other securities and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans decreased $29.2 million to $215.6 million for the six months ended June 30, 2004, from $244.8 million for the six months ended June 30, 2003, which was primarily the result of a decrease in the average yield to 4.82% for the six months ended June 30, 2004, from 5.43% for the six months ended June 30, 2003, coupled with a decrease of $68.3 million in the average balance of such loans.

Interest income on multi-family, commercial real estate and construction loans increased $12.6 million to $108.3 million for the six months ended June 30, 2004, from $95.7 million for the six months ended June 30, 2003, which was primarily the result of an increase of $781.0 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.56% for the six months ended June 30, 2004, from 7.59% for the six months ended June 30, 2003.

Interest income on mortgage-backed securities decreased $10.5 million to $171.8 million for the six months ended June 30, 2004, from $182.3 million for the six months ended June 30, 2003. This decrease was primarily the result of a decrease of $392.6 million in the average balance of the portfolio, coupled with a slight decrease in the average yield to 4.21% for the six months ended June 30, 2004, from 4.26% for the six months ended June 30, 2003. The slight decrease in the average yield on mortgage-backed securities reflects the impact of the substantial turnover we experienced in this portfolio during 2003 as a result of the low interest rate environment as higher yielding securities paid off and were replaced with lower yielding securities, substantially offset by the reduction in net premium amortization in 2004. Net premium amortization on mortgage-backed securities decreased $28.7 million to $6.9 million for the six months ended June 30, 2004, from $35.6 million for the six months ended June 30, 2003.

Interest income on other securities decreased $10.1 million to $8.0 million for the six months ended June 30, 2004, from $18.1 million for the six months ended June 30, 2003. This decrease resulted from a decrease of $199.4 million in the average balance of this portfolio, coupled with a decrease in the average yield to 4.13% for the six months ended June 30, 2004, from 6.17% for the six months ended June 30, 2003. Dividends on FHLB-NY stock totaled $1.8 million for the six months ended June 30, 2004 and $6.9 million for the six months ended June 30, 2003.

Interest income on federal funds sold and repurchase agreements decreased $841,000 as a result of a decrease of $127.6 million in the average balance of the portfolio, coupled with a decrease in the average yield to 0.94% for the six months ended June 30, 2004, from 1.17% for the six months ended June 30, 2003.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2004 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2004, previously discussed.

Interest Expense

Interest expense for the three months ended June 30, 2004 decreased $33.8 million to $139.2 million, from $173.0 million for the three months ended June 30, 2003. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 2.69% for the three months ended June 30, 2004, from 3.25% for the three months ended June 30, 2003, coupled with a decrease of $592.8 million in the average balance of interest-bearing liabilities to $20.69 billion for the three months ended June 30, 2004, from $21.28 billion for the three months ended June 30, 2003. The decrease in the average cost of our interest-bearing liabilities reflects the impact of the refinancing of higher cost borrowings as they matured at substantially lower rates, the replacement of certain of those higher cost borrowings with lower cost certificates of deposit and the downward repricing of our deposits in the prevailing low interest rate environment. The decrease in the average balance of interest-bearing liabilities was primarily attributable to a decrease in the average balance of borrowed funds, partially offset by an increase in the average balance of deposits.

Interest expense on deposits decreased $287,000 to $56.9 million for the three months ended June 30, 2004, from $57.2 million for the three months ended June 30, 2003, reflecting a decrease in the average cost of deposits to 1.95% for the three months ended June 30, 2004, from 2.03% for the three months ended June 30, 2003, substantially offset by an increase of $449.4 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories as a result of the low interest rate environment. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit, savings and NOW and demand deposit accounts, partially offset by a decrease in the average balance of money market accounts.

Interest expense on money market accounts decreased $1.2 million reflecting a decrease in the average cost to 0.54% for the three months ended June 30, 2004, from 0.76% for the three months ended June 30, 2003, coupled with a decrease of $313.6 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 81.5% of the balance at June 30, 2004 in the highest tier (accounts with balances of $50,000 and higher). The decrease in the average balance of money market accounts is attributable to continued intense competition for these accounts, as previously discussed.

Interest expense on savings accounts decreased $639,000 which was attributable to a decrease in the average cost to 0.40% for the three months ended June 30, 2004, from 0.50% for the three months ended June 30, 2003, partially offset by an increase of $88.7 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $292,000 as a result of a decrease in the average cost to 0.06% for the three months ended June 30, 2004, from 0.14% for the three months ended June 30, 2003, partially offset by an increase of $65.5 million in the average balance of these accounts. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on deposit generation.

Interest expense on certificates of deposit increased $1.9 million resulting from an increase of $608.8 million in the average balance, partially offset by a decrease in the average cost to 3.47% for the three months ended June 30, 2004, from 3.72% for the three months ended June 30, 2003. The increase in the average balance of certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts in the prevailing low interest rate environment. During the three months ended June 30, 2004, $1.05 billion of certificates of deposit, with an average rate of 2.30% and an average maturity at inception of fourteen months, matured and $1.38 billion of certificates of deposit were issued or repriced, with an average rate of 2.69% and an average maturity at inception of eighteen months.

Interest expense on borrowed funds for the three months ended June 30, 2004 decreased $33.5 million to $82.3 million, from $115.8 million for the three months ended June 30, 2003, resulting from a decrease in the average cost of borrowings to 3.66% for the three months ended June 30, 2004, from 4.62% for the three months ended June 30, 2003, coupled with a decrease of $1.04 billion in the average balance. The decrease in the average cost of borrowings is the result of the refinancing of higher cost borrowings as they matured at substantially lower rates. The decrease in the average balance of borrowed funds was primarily the result of the repayment of certain higher cost borrowings as they matured, primarily through the increase in certificates of deposits opened as a result of our successful 2004 certificate of deposit marketing campaign, previously discussed.

Interest expense for the six months ended June 30, 2004 decreased $60.7 million to $285.8 million, from $346.5 million for the six months ended June 30, 2003. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 2.76% for the six months ended June 30, 2004, from 3.32% for the six months ended June 30, 2003, coupled with a decrease of $176.6 million in the average balance of interest-bearing liabilities to $20.71 billion for the six months ended June 30, 2004, from $20.89 billion for the six months ended June 30, 2003. Consistent with the changes noted for the three months ended June 30, 2004, the decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the refinancing of higher cost borrowings as they matured at substantially lower rates, the replacement of certain of those higher cost borrowings with lower cost certificates of deposit and the continued downward repricing of our deposits in the prevailing low interest rate environment.

The decrease in the average balance of interest-bearing liabilities was primarily attributable to a decrease in the average balance of borrowed funds, partially offset by an increase in the average balance of deposits.

Interest expense on deposits decreased $4.3 million to $111.1 million for the six months ended June 30, 2004, from $115.4 million for the six months ended June 30, 2003, reflecting a decrease in the average cost of deposits to 1.94% for the six months ended June 30, 2004, from 2.06% for the six months ended June 30, 2003, partially offset by an increase of $292.0 million in the average balance of total deposits. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories as a result of the low interest rate environment. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit, savings and NOW and demand deposit accounts, partially offset by a decrease in the average balance of money market accounts.

Interest expense on money market accounts decreased $3.1 million reflecting a decrease in the average cost to 0.54% for the six months ended June 30, 2004, from 0.83% for the six months ended June 30, 2003, coupled with a decrease of $347.8 million in the average balance of such accounts.

Interest expense on savings accounts decreased $1.2 million which was attributable to a decrease in the average cost to 0.40% for the six months ended June 30, 2004, from 0.49% for the six months ended June 30, 2003, partially offset by an increase of $106.2 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $561,000 as a result of a decrease in the average cost to 0.06% for the six months ended June 30, 2004, from 0.14% for the six months ended June 30, 2003, partially offset by an increase of $73.0 million in the average balance of these accounts.

Interest expense on certificates of deposit increased $540,000 resulting from an increase of $460.6 million in the average balance, partially offset by a decrease in the average cost to 3.49% for the six months ended June 30, 2004, from 3.76% for the six months ended June 30, 2003. During the six months ended June 30, 2004, $2.23 billion of certificates of deposit, with an average rate of 2.31% and an average maturity at inception of fourteen months, matured and $2.89 billion of certificates of deposit were issued or repriced, with an average rate of 2.60% and an average maturity at inception of twenty months.

Interest expense on borrowed funds for the six months ended June 30, 2004 decreased $56.4 million to $174.7 million, from $231.1 million for the six months ended June 30, 2003, resulting from a decrease in the average cost of borrowings to 3.79% for the six months ended June 30, 2004, from 4.77% for the six months ended June 30, 2003, coupled with a decrease of $468.6 million in the average balance.

The principal reasons for the changes in the average costs and average balances of deposits and borrowings noted above for the six months ended June 30, 2004 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2004, previously discussed.

Provision for Loan Losses

During the three and six months ended June 30, 2004 and 2003, no provision for loan losses was recorded. We review our allowance for loan losses on a quarterly basis. Our 2004 analysis did not indicate that a change in our allowance for loan losses was warranted. Our charge-off experience during the three and six months ended June 30, 2004 remained at an annualized rate of less than one basis point of average loans outstanding for the periods. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $82.8 million at June 30, 2004 and $83.1 million at December 31, 2003. Net loan charge-offs totaled $148,000 for the three months ended June 30, 2004 compared to $64,000 for the three months ended June 30, 2003. Net loan charge-offs totaled $303,000 for the six months ended June 30, 2004 compared to $156,000 for the six months ended June 30, 2003. Non-performing loans decreased $3.2 million to $26.5 million at June 30, 2004, from $29.7 million at December 31, 2003. The allowance for loan losses as a percentage of non-performing loans increased to 313.02% at June 30, 2004, from 280.10% at December 31, 2003, primarily due to the decrease in non-performing loans from December 31, 2003 to June 30, 2004. The allowance for loan losses as a percentage of total loans was 0.66% at June 30, 2004 and December 31, 2003. For further discussion of non-performing loans and the allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended June 30, 2004 decreased $3.6 million to $27.9 million, from $31.5 million for the three months ended June 30, 2003 and for the six months ended June 30, 2004 decreased $7.4 million to $50.0 million, from $57.4 million for the six months ended June 30, 2003. The decreases in non-interest income were primarily due to decreases in net gain on sales of securities and customer service fees, partially offset by an increase in mortgage banking income, net.

Net gain on sales of securities totaled $2.4 million for the six months ended June 30, 2004, compared to $10.2 million for the six months ended June 30, 2003. We sold other securities with an amortized cost of $20.3 million for a $2.4 million net gain during the 2004 first quarter. There were no securities sold during the 2004 second quarter. During the 2003 first quarter, we sold mortgage-backed securities with an amortized cost of $199.7 million for a $2.2 million net gain and during the 2003 second quarter, we sold mortgage-backed securities with an amortized cost of $619.8 million for an $8.0 million net gain. Gains on sales of securities were used as a natural hedge to offset MSR valuation allowance adjustments caused by the impairment of MSR.

Customer service fees decreased $1.2 million to $14.6 million for the three months ended June 30, 2004, from $15.8 million for the three months ended June 30, 2003 and decreased $2.3 million to $28.3 million for the six months ended June 30, 2004, from $30.6 million for the six months ended June 30, 2003. The decreases were primarily due to a decrease in commissions on sales of annuities resulting from a decrease in the volume of such sales and a decrease in debit card interchange fees, resulting from a decrease in the fees we receive from our service provider on our customers' signature based debit card transactions.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $6.7 million to net mortgage banking income of $6.3 million for the three months ended June 30, 2004, compared to net mortgage banking loss of $376,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, mortgage banking income, net increased $5.0 million to $5.1 million, compared to $60,000 for the six months ended June 30, 2003. These increases are primarily due to recoveries recorded in the valuation allowance for the impairment of MSR for the three and six months ended June 30, 2004, compared to provisions recorded for the three and six months ended June 30, 2003, and decreases in amortization of MSR, partially offset by decreases in net gain on sales of loans and loan servicing fees.

We recorded recoveries in the valuation allowance for the impairment of MSR of $5.2 million for the three months ended June 30, 2004 and $3.8 million for the six months ended June 30, 2004, compared to provisions of $1.8 million for the three months ended June 30, 2003 and $2.7 million for the six months ended June 30, 2003. The recoveries recorded during the three and six months ended June 30, 2004 reflect a decrease in projected loan prepayment speeds as of June 30, 2004 which is a result of the increase in interest rates from March 31, 2004 to June 30, 2004. Amortization of MSR decreased $2.0 million to $1.8 million for the three months ended June 30, 2004, from $3.8 million for the three months ended June 30, 2003 and decreased $3.8 million to $3.8 million for the six months ended June 30, 2004, from $7.6 million for the six months ended June 30, 2003. The decrease in MSR amortization is attributable to the reduction in the level of mortgage loan repayments as a result of the decrease in mortgage loan refinance activity previously discussed. Net gain on sales of loans decreased $1.7 million to $1.4 million for the three months ended June 30, 2004, from $3.1 million for the three months ended June 30, 2003 and decreased $3.9 million to $2.1 million for the six months ended June 30, 2004, from $6.0 million for the six months ended June 30, 2003. The decreases in net gain on sales of loans were primarily due to decreases in the volume of fixed rate loans originated and sold into the secondary market, coupled with less favorable pricing opportunities for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $616,000 to $1.5 million for the three months ended June 30, 2004, from $2.1 million for the three months ended June 30, 2003 and decreased $1.4 million to $3.0 million for the six months ended June 30, 2004, from $4.4 million for the six months ended June 30, 2003, primarily as a result of a decrease in the balance of loans serviced for others to $1.76 billion at June 30, 2004, from $2.22 billion at June 30, 2003. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales.

Income from bank owned life insurance, or BOLI, decreased $821,000 to $4.2 million for the three months ended June 30, 2004, from $5.0 million for the three months ended June 30, 2003 and decreased $1.5 million to $8.7 million for the six months ended June 30, 2004, from $10.2 million for the six months ended June 30, 2003. These decreases are primarily attributable to a reduction in the yield on the BOLI investment as a result of the low interest rate environment.

Non-Interest Expense

Non-interest expense increased $3.6 million to $55.4 million for the three months ended June 30, 2004, from $51.8 million for the three months ended June 30, 2003 and increased $8.6 million to $112.4 million for the six months ended June 30, 2004, from $103.8 million for the six months ended June 30, 2003. The increases in non-interest expense were primarily due to increases in compensation and benefits expense, occupancy, equipment and systems expense and other expense.

Compensation and benefits expense increased $2.0 million to $29.6 million for the three months ended June 30, 2004, from $27.6 million for the three months ended June 30, 2003 and increased $4.6 million to $61.0 million for the six months ended June 30, 2004, from $56.4 million for the six months ended June 30, 2003. The increases were primarily attributable to increases in salary expense and ESOP expense. The increases in salary expense were primarily attributable to an increase in estimated corporate bonuses for 2004 compared to 2003 and normal performance increases for officers and staff. The increases in ESOP expense were primarily attributable to a higher average market value of our common stock during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

Occupancy, equipment and systems expense increased $615,000 to $15.8 million for the three months ended June 30, 2004, from $15.2 million for the three months ended June 30, 2003 and increased $2.7 million to $32.5 million for the six months ended June 30, 2004, from $29.8 million for the six months ended June 30, 2003. These increases resulted from increases in office building expense, resulting from increased maintenance costs, primarily snow removal costs in the 2004 first quarter due to the harsh winter, and increases in data processing and computer equipment depreciation as a result of systems enhancements over the past year.

Other expense increased $1.0 million to $7.9 million for the three months ended June 30, 2004, from $6.9 million for the three months ended June 30, 2003 and increased $1.1 million to $14.6 million for the six months ended June 30, 2004, from $13.5 million for the six months ended June 30, 2003, primarily due to increased legal fees and other costs as a result of increased activity in preparation for trial in the action entitled The Long Island Savings Bank, FSB et al. vs. The United States pending in the United States Court of Federal Claims which has now been scheduled by the court for trial commencing January 18, 2005.

Our percentage of general and administrative expense to average assets increased to 0.99% for the three months ended June 30, 2004 and 1.00% for the six months ended June 30, 2004, from 0.90% for the three months ended June 30, 2003 and 0.91% for the six months ended June 30, 2003. These increases are primarily attributable to the previously discussed increases in general and administrative expense for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 39.21% for the three months ended June 30, 2004 and 40.46% for the six months ended June 30, 2004, compared to 40.57% for the three months ended June 30, 2003 and 39.52% for the six months ended June 30, 2003.

Income Tax Expense

Income tax expense totaled $28.3 million for the three months ended June 30, 2004, compared to $25.1 million for the three months ended June 30, 2003, representing an effective tax rate of 33.0% for both periods. For the six months ended June 30, 2004, income tax expense totaled $54.5 million, representing an effective tax rate of 33.0%, compared to $51.6 million, representing an effective tax rate of 32.5%, for the six months ended June 30, 2003.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at June 30, 2004 and December 31, 2003. In addition to the non-performing loans, we had $723,000 of potential problem loans at June 30, 2004 compared to $839,000 at December 31, 2003. Such loans are 60-89 days delinquent as shown on page 40.

                                                    At June 30,   At December 31,
(Dollars in Thousands)                                  2004            2003
---------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)             $25,240         $28,321
Non-accrual delinquent consumer and other loans           687             792
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                            531             563
---------------------------------------------------------------------------------
Total non-performing loans                             26,458          29,676

Real estate owned, net (3)                                675           1,635
---------------------------------------------------------------------------------
Total non-performing assets                           $27,133         $31,311
=================================================================================

Non-performing loans to total loans                      0.21%           0.23%
Non-performing loans to total assets                     0.12            0.13
Non-performing assets to total assets                    0.12            0.14
Allowance for loan losses to non-performing loans      313.02          280.10
Allowance for loan losses to total loans                 0.66            0.66

(1) Includes multi-family and commercial real estate loans totaling $6.6 million at June 30, 2004 and $6.1 million at December 31, 2003.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due, and are primarily secured by one-to-four family properties.

(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in most instances the borrower has only missed two payments. As of June 30, 2004, $7.0 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $884,000 for the six months ended June 30, 2004 and $1.9 million for the year ended December 31, 2003. This compares to actual payments recorded as interest income, with respect to such loans, of $368,000 for the six months ended June 30, 2004 and $1.2 million for the year ended December 31, 2003.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $3.6 million at June 30, 2004 and $3.9 million at December 31, 2003.

Delinquent Loans

The following table shows a comparison of delinquent loans at June 30, 2004 and December 31, 2003.

                                           At June 30, 2004                   At December 31, 2003
                                  -----------------------------------------------------------------------
                                     60-89 Days      90 Days or More      60-89 Days      90 Days or More
                                  -----------------------------------------------------------------------
                                  Number            Number             Number            Number
                                    of                of                 of                of
(Dollars in Thousands)             Loans   Amount    Loans    Amount    Loans   Amount    Loans    Amount
---------------------------------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family                6      $183      108    $18,992      5     $ 192      143    $22,744
   Multi-family                     --        --       17      4,724      1        60       10      3,448
   Commercial real estate           --        --        3      2,055     --        --        4      2,692
Consumer and other loans            59       540       80        687     83       587       90        792
 --------------------------------------------------------------------------------------------------------

Total delinquent loans              65      $723      208    $26,458     89     $ 839      247    $29,676
 --------------------------------------------------------------------------------------------------------

Delinquent loans to total loans             0.01%               0.21%            0.01%               0.23%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the six months ended June 30, 2004.

                                  (In Thousands)
Balance at December 31, 2003         $83,121
Provision charged to operations           --
Charge-offs:
   One-to-four family                   (148)
   Consumer and other loans             (406)
------------------------------------------------
Total charge-offs                       (554)
------------------------------------------------
Recoveries:
   One-to-four family                     59
   Consumer and other loans              192
------------------------------------------------
Total recoveries                         251
------------------------------------------------
Net charge-offs                         (303)
------------------------------------------------
Balance at June 30, 2004             $82,818
------------------------------------------------

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 42, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at June 30, 2004 was positive 3.29%. This compares to a one-year cumulative gap of negative 6.83% at December 31, 2003. The change in our one-year cumulative gap is primarily attributable to a decrease in borrowings due in one year or less at June 30, 2004, as compared to December 31, 2003, as a result of the repayment or refinancing of medium-term borrowings which matured during the six months ended June 30, 2004, partially offset by a decrease in estimated mortgage loan repayments as of June 30, 2004, as compared to December 31, 2003, as a result of the decrease in refinance activity previously discussed.

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

                                                                   At June 30, 2004
                                          ------------------------------------------------------------------
                                                        More than     More than
                                                         One Year    Three Years
                                           One Year         to           to         More than
(Dollars in Thousands)                      or Less    Three Years    Five Years    Five Years      Total
------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                     $3,036,980   $2,980,486    $5,202,858    $   871,698   $12,092,022
   Consumer and other loans (1)              438,869       25,744            --             --       464,613
   Federal funds sold and
      repurchase agreements                  136,299           --            --             --       136,299
   Mortgage-backed and other
      securities available-for-sale and
      FHLB stock                           1,071,607      707,988       406,614        683,885     2,870,094
   Mortgage-backed and other securities
      held-to-maturity                     1,651,529    1,829,200     1,035,461      1,270,519     5,786,709
------------------------------------------------------------------------------------------------------------
Total interest-earning assets              6,335,284    5,543,418     6,644,933      2,826,102    21,349,737
Net unamortized purchase premiums
   and deferred costs (2)                     18,721       16,001        29,479          3,901        68,102
------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)            6,354,005    5,559,419     6,674,412      2,830,003    21,417,839
------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                   165,054      330,105       330,105      2,173,194     2,998,458
   Money market                              922,508       18,051        18,051        135,382     1,093,992
   NOW and demand deposit                     43,699       87,392        87,392      1,322,695     1,541,178
   Certificates of deposit                 2,468,297    2,763,740       892,681        137,368     6,262,086
   Borrowed funds                          2,019,264    2,892,526     3,518,666        373,317     8,803,773
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         5,618,822    6,091,814     4,846,895      4,141,956    20,699,487
------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                     735,183     (532,395)    1,827,517     (1,311,953)  $   718,352
============================================================================================================
Cumulative interest sensitivity gap       $  735,183   $  202,788    $2,030,305    $   718,352
============================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets          3.29%        0.91%         9.09%          3.22%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities               113.08%      101.73%       112.26%        103.47%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2004 would decrease by approximately 2.20% from the base projection. At December 31, 2003, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 0.54% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2004 would decrease by approximately 3.42% from the base projection. At December 31, 2003, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 3.46% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from the NII sensitivity analysis. These include income from BOLI, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2004 would increase by approximately $5.0 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2004 would decrease by approximately $6.1 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

We are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain. The ultimate outcomes of such actions are uncertain and there can be no assurance that we will benefit financially from such litigation. See Part I, Item 2, "MD&A," for further discussion regarding the actions pending.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth the repurchases of our common stock by month during the three months ended June 30, 2004.

                                                    Total Number           Maximum
                          Total                      of Shares         Number of Shares
                        Number of     Average    Purchased as Part     that May Yet Be
                          Shares    Price Paid      of Publicly      Purchased Under the
        Period          Purchased    per Share    Announced Plans         Plans (1)
----------------------------------------------------------------------------------------
April 1, 2004 through
   April 30, 2004         120,000     $35.89           120,000            1,468,200
May 1, 2004 through
   May 31, 2004           970,000      35.67           970,000              498,200
June 1, 2004 through
   June  30, 2004         440,000      37.80           440,000               58,200
----------------------------------------------------------------------------------------
Total                   1,530,000     $36.30         1,530,000
========================================================================================

(1) Excludes 8,000,000 shares that may yet be purchased under the tenth stock repurchase plan, approved by our Board of Directors on May 19, 2004, which commenced immediately following the completion of the ninth stock repurchase plan on July 9, 2004.

All of the shares repurchased during the three months ended June 30, 2004 were repurchased under our ninth stock repurchase plan, approved by our Board of Directors on October 16, 2002 and announced on October 17, 2002, which authorized the purchase, at management's discretion, of 10,000,000 shares of our common stock over a two year period.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held May 19, 2004, referred to as the Annual Meeting. At the Annual Meeting, our shareholders re-elected John J. Conefry, Jr., Lawrence W. Peters and Thomas V. Powderly as directors, each to serve for a three year term and, in any case, until the election and qualification of their respective successors. Mr. Peters will reach mandatory retirement age of seventy-five in December 2004. Accordingly, we do not expect that Mr. Peters will finish the term for which he has been re-elected. The shareholders also approved an amendment to the Astoria Financial Corporation Executive Officer Annual Incentive Plan and ratified our appointment of KPMG LLP as our independent auditors for our 2004 fiscal year.

The number of votes cast to each matter acted upon at the Annual Meeting was as follows:

     (a)  Election of Directors:

                                     For       Withheld
                                 ----------   ---------
          John J. Conefry, Jr.   68,039,271   3,049,427
          Lawrence W. Peters     67,985,191   3,103,504
          Thomas V. Powderly     70,154,204     934,494

          There were no broker held non-voted shares represented at the meeting with respect to this proposal.

     (b) Approval of an amendment to the Astoria Financial Corporation Executive Officer Annual Incentive Plan:

          For:         66,752,406
          Against:      3,902,634
          Abstained:      154,932

          There were 278,726 broker held non-voted shares represented at the meeting with respect to this proposal.

     (c) Ratification of the appointment of KPMG LLP as independent auditors of Astoria Financial Corporation for the 2004 fiscal year:

          For:         69,443,047
          Against:      1,490,719
          Abstained:      154,932

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

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated May 19, 2004, which includes under Item 5 of Form 8-K the Bylaws of Astoria Financial Corporation as amended May 19, 2004 and under Item 9 of Form 8-K a press release dated May 19, 2004 announcing a new stock repurchase program which authorizes the purchase of up to eight million shares of Astoria Financial Corporation common stock.

     2. Report on Form 8-K dated May 19, 2004, which includes under Item 9 of Form 8-K a slide presentation delivered to shareholders during our Annual Meeting of Shareholders held on May 19, 2004 and a press release dated May 19, 2004 announcing the results of shareholder voting at the Annual Meeting of Shareholders. This report has been furnished but not filed pursuant to Regulation FD.

     3. Report on Form 8-K dated May 10, 2004, which includes under Item 9 of Form 8-K updated written investor presentation materials which include, among other things, a review of financial results and trends through the period ended March 31, 2004, which were made available to interested investors and analysts during the quarter ended June 30, 2004 and on our investor relations website. This report has been furnished but not filed pursuant to Regulation FD.

     4. Report on Form 8-K dated April 22, 2004, which includes under Item 12 of Form 8-K a press release dated April 22, 2004 which includes highlights of our financial results for the quarter ended March 31, 2004. This report has been furnished but not filed pursuant to Regulation G.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Astoria Financial Corporation


Dated: August 5, 2004                   By: /s/ Monte N. Redman
                                            ------------------------------------
                                                Monte N. Redman
                                                Executive Vice President
                                                and Chief Financial Officer
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