Form 10-Q
period 2004-09-30
ASTORIA FINANCIAL CORP
filed 2004-11-05
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                                 YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock   Number of Shares Outstanding, October 31, 2004
-----------------------   ----------------------------------------------
     .01 Par Value                          74,425,184

                         PART I -- FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1.   Financial Statements (Unaudited):

          Consolidated Statements of Financial Condition at September 30, 2004
          and December 31, 2003                                                    2

          Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 2004 and September 30, 2003                          3

          Consolidated Statement of Changes in Stockholders' Equity for the
          Nine Months Ended September 30, 2004                                     4

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2004 and September 30, 2003                                5

          Notes to Consolidated Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                   10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk              42

Item 4.   Controls and Procedures                                                 45

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings                                                       46

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds             46

Item 3.   Defaults Upon Senior Securities                                         47

Item 4.   Submission of Matters to a Vote of Security Holders                     47

Item 5.   Other Information                                                       47

Item 6.   Exhibits                                                                47

Signatures                                                                        47

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                     (Unaudited)
                                                                         At                  At
(In Thousands, Except Share Data)                                September 30, 2004   December 31, 2003
-------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                              $   127,517         $   173,828
Federal funds sold and repurchase agreements                             126,535              65,926
Available-for-sale securities:
   Encumbered                                                          1,960,689           1,997,953
   Unencumbered                                                          497,495             657,039
-------------------------------------------------------------------------------------------------------
                                                                       2,458,184           2,654,992
Held-to-maturity securities, fair value of $6,242,312 and
   $5,809,117, respectively:
   Encumbered                                                          5,148,046           5,508,864
   Unencumbered                                                        1,086,715             283,863
-------------------------------------------------------------------------------------------------------
                                                                       6,234,761           5,792,727
Federal Home Loan Bank of New York stock, at cost                        144,950             213,450
Loans held-for-sale, net                                                  17,132              23,023
Loans receivable:
   Mortgage loans, net                                                12,308,297          12,248,772
   Consumer and other loans, net                                         495,841             438,215
-------------------------------------------------------------------------------------------------------
                                                                      12,804,138          12,686,987
   Allowance for loan losses                                             (82,803)            (83,121)
-------------------------------------------------------------------------------------------------------
Loans receivable, net                                                 12,721,335          12,603,866
Mortgage servicing rights, net                                            17,375              17,952
Accrued interest receivable                                               80,319              77,956
Premises and equipment, net                                              157,427             160,089
Goodwill                                                                 185,151             185,151
Bank owned life insurance                                                374,706             370,310
Other assets                                                             129,471             122,324
-------------------------------------------------------------------------------------------------------
Total assets                                                         $22,774,863         $22,461,594
=======================================================================================================

LIABILITIES:
Deposits:
   Savings                                                           $ 2,962,260         $ 2,959,015
   Money market                                                        1,018,371           1,232,771
   NOW and demand deposit                                              1,533,928           1,493,410
   Certificates of deposit                                             6,655,310           5,501,398
-------------------------------------------------------------------------------------------------------
Total deposits                                                        12,169,869          11,186,594
Reverse repurchase agreements                                          6,884,592           7,235,000
Federal Home Loan Bank of New York advances                            1,577,000           1,924,000
Other borrowings, net                                                    458,384             473,037
Mortgage escrow funds                                                    149,271             108,635
Accrued expenses and other liabilities                                   149,737             137,797
-------------------------------------------------------------------------------------------------------
Total liabilities                                                     21,388,853          21,065,063

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,225,000 shares authorized and -0- shares
      issued and outstanding)                                                 --                  --
   Series B (2,000,000 shares authorized and -0- shares
      issued and outstanding)                                                 --                  --
Common stock, $.01 par value; (200,000,000 shares authorized;
   110,996,592 shares issued; and 74,960,208 and 78,670,254
   shares outstanding, respectively)                                       1,110               1,110
Additional paid-in capital                                               810,170             798,583
Retained earnings                                                      1,591,452           1,481,546
Treasury stock (36,036,384 and 32,326,338 shares, at cost,
   respectively)                                                        (957,154)           (811,993)
Accumulated other comprehensive loss                                     (34,510)            (46,489)
Unallocated common stock held by ESOP (4,559,470 and 4,760,054
   shares, respectively)                                                 (25,058)            (26,226)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                             1,386,010           1,396,531
-------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                           $22,774,863         $22,461,594
=======================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                        For the                     For the
                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September  30,
                                                               ------------------------------------------------------
(In Thousands, Except Share Data)                                  2004          2003          2004          2003
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                       $   105,299   $   110,340   $   320,854   $   355,135
      Multi-family, commercial real estate and construction         56,617        53,419       164,882       149,084
   Consumer and other loans                                          5,385         4,736        15,073        14,468
   Mortgage-backed securities                                       92,677        71,276       264,430       253,537
   Other securities                                                  3,777         7,265        11,797        25,394
   Federal funds sold and repurchase agreements                        325           219           701         1,436
---------------------------------------------------------------------------------------------------------------------
Total interest income                                              264,080       247,255       777,737       799,054
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                         62,116        55,176       173,248       170,606
   Borrowed funds                                                   80,106       112,447       254,802       343,557
---------------------------------------------------------------------------------------------------------------------
Total interest expense                                             142,222       167,623       428,050       514,163
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                121,858        79,632       349,687       284,891
Provision for loan losses                                               --            --            --            --
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                121,858        79,632       349,687       284,891
---------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                            15,316        15,086        43,619        45,678
   Other loan fees                                                   1,186         2,001         3,636         5,868
   Net gain on sales of securities                                   2,279         4,500         4,651        14,665
   Mortgage banking (loss) income, net                              (1,229)        5,954         3,904         6,014
   Income from bank owned life insurance                             4,208         4,929        12,886        15,177
   Other                                                             2,276         1,410         5,345         3,916
---------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           24,036        33,880        74,041        91,318
---------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                     30,500        27,211        91,546        83,579
      Occupancy, equipment and systems                              15,943        15,094        48,434        44,868
      Federal deposit insurance premiums                               439           480         1,329         1,440
      Advertising                                                    1,652         1,501         5,062         4,743
      Other                                                         10,634         7,122        25,200        20,584
---------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                          59,168        51,408       171,571       155,214
---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                    86,726        62,104       252,157       220,995
Income tax expense                                                  28,619        20,503        83,136        72,108
---------------------------------------------------------------------------------------------------------------------
Net income                                                          58,107        41,601       169,021       148,887

Preferred dividends declared                                            --        (1,500)           --        (4,500)
---------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                    $    58,107   $    40,101   $   169,021   $   144,387
=====================================================================================================================
Basic earnings per common share                                $      0.81   $      0.53   $      2.32   $      1.87
=====================================================================================================================
Diluted earnings per common share                              $      0.80   $      0.53   $      2.28   $      1.85
=====================================================================================================================
Dividends per common share                                     $      0.25   $      0.22   $      0.75   $      0.64
=====================================================================================================================
Basic weighted average common shares                            71,381,938    75,376,835    72,745,430    77,079,828
Diluted weighted average common and common equivalent shares    72,485,580    76,352,144    73,980,086    77,854,686

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2004

                                                                                                               Unallocated
                                                                                                 Accumulated     Common
                                                             Additional                             Other         Stock
                                                     Common   Paid-in     Retained   Treasury   Comprehensive     Held
(In Thousands, Except Share Data)           Total     Stock   Capital     Earnings     Stock        Loss         by ESOP
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003             $1,396,531  $1,110   $798,583   $1,481,546  $(811,993)   $(46,489)     $(26,226)
Comprehensive income:
   Net income                               169,021      --         --      169,021         --          --            --
   Other comprehensive income, net
      of tax:
      Net unrealized gain on securities      11,836      --         --           --         --      11,836            --
      Reclassification of net
         unrealized loss on cash
         flow hedge                             143      --         --           --         --         143            --
                                         ----------
Comprehensive income                        181,000
                                         ----------
Common stock repurchased
   (4,550,000 shares)                      (166,569)     --         --           --   (166,569)         --            --

Dividends on common stock ($0.75
   per share)                               (54,610)     --         --      (54,610)        --          --            --

Exercise of stock options and
   related tax benefit (839,954
   shares issued)                            21,939      --      5,036       (4,505)    21,408          --            --

Amortization relating to allocation
   of ESOP stock                              7,719      --      6,551           --         --          --         1,168
--------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004            $1,386,010  $1,110   $810,170   $1,591,452  $(957,154)   $(34,510)     $(25,058)
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                --------------------------
(In Thousands)                                                     2004           2003
------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                   $   169,021   $   148,887
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Net premium amortization on mortgage loans and
         mortgage-backed securities                                  26,678        93,594
      Net amortization on other securities, consumer and
         other loans and borrowings                                   3,046            89
      Net provision for real estate losses                               --             4
      Depreciation and amortization                                  10,024         9,237
      Net gain on sales of loans and securities                      (7,488)      (24,945)
      Originations of loans held-for-sale                          (251,602)     (543,574)
      Proceeds from sales and principal payments of loans
         held-for-sale                                              260,330       560,088
      Amortization relating to allocation of ESOP stock               7,719         5,666
     (Increase) decrease in accrued interest receivable              (2,363)        8,053
      Mortgage servicing rights amortization and valuation
         allowance adjustments, net of capitalized amounts              577         4,470
      Income from bank owned life insurance, net of
         insurance proceeds received                                 (4,396)       (6,610)
      (Increase) decrease in other assets                           (11,506)       17,736
      Increase in accrued expenses and other liabilities             17,597        19,909
------------------------------------------------------------------------------------------
         Net cash provided by operating activities                  217,637       292,604
------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Originations of loans receivable                           (2,379,456)   (4,376,136)
      Loan purchases through third parties                         (746,388)   (1,144,437)
      Principal payments on loans receivable                      2,985,557     5,229,628
      Purchases of mortgage-backed securities
         held-to-maturity                                        (1,978,887)   (4,119,277)
      Purchases of mortgage-backed securities
         available-for-sale                                        (497,741)   (3,680,394)
      Purchases of other securities available-for-sale                 (508)         (600)
      Principal payments on mortgage-backed securities
         held-to-maturity                                         1,524,586     4,151,290
      Principal payments on mortgage-backed securities
         available-for-sale                                         548,452     1,939,498
      Proceeds from calls and maturities of other
         securities held-to-maturity                                  5,044        68,264
      Proceeds from calls and maturities of other
         securities available-for-sale                                  355       132,736
      Proceeds from sales of mortgage-backed securities
         available-for-sale                                         147,497       829,680
      Proceeds from sales of other securities
         available-for-sale                                          22,692        50,057
      Net redemptions of FHLB-NY stock                               68,500        17,100
      Proceeds from sales of real estate owned, net                   2,093         1,502
      Purchases of premises and equipment, net of proceeds
         from sales                                                  (7,362)      (10,533)
------------------------------------------------------------------------------------------
         Net cash used in investing activities                     (305,566)     (911,622)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Net increase in deposits                                      983,275       145,691
      Net increase in borrowings with original terms of
         three months or less                                       212,592       350,000
      Proceeds from borrowings with original terms greater
         than three months                                        2,400,000       800,000
      Repayments of borrowings with original terms greater
         than three months                                       (3,330,000)     (900,000)
      Net increase in mortgage escrow funds                          40,636        34,223
      Common stock repurchased                                     (166,569)     (157,367)
      Cash dividends paid to stockholders                           (54,610)      (53,802)
      Cash received for stock options exercised                      16,903         6,767
------------------------------------------------------------------------------------------
         Net cash provided by financing activities                  102,227       225,512
------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents        14,298      (393,506)
Cash and cash equivalents at beginning of period                    239,754       677,857
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $   254,052   $   284,351
==========================================================================================
Supplemental disclosures:
   Cash paid during the period:
      Interest                                                  $   438,473   $   513,472
==========================================================================================
      Income taxes                                              $    67,579   $    71,942
==========================================================================================
   Additions to real estate owned                               $       836   $       986
==========================================================================================

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes as a result of our adoption of the Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46(R), effective January 1, 2004. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and common securities and using the proceeds to acquire Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I. See Note 6 for further discussion of the impact of our adoption of FIN 46(R).

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2004 and December 31, 2003, our results of operations for the three and nine months ended September 30, 2004 and 2003, changes in our stockholders' equity for the nine months ended September 30, 2004 and our cash flows for the nine months ended September 30, 2004 and 2003. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2004 and December 31, 2003, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2003 audited consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K.

2.   Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                              For the Three Months Ended September 30,
                                              ----------------------------------------
                                                       2004                2003
                                                -----------------   -----------------
                                                 Basic    Diluted    Basic    Diluted
(In Thousands, Except Per Share Data)             EPS     EPS (1)     EPS       EPS
-------------------------------------------------------------------------------------
Net income                                      $58,107   $58,107   $41,601   $41,601
Preferred dividends declared                         --        --    (1,500)   (1,500)
-------------------------------------------------------------------------------------
Net income available to common shareholders     $58,107   $58,107   $40,101   $40,101
=====================================================================================

Total weighted average basic
   common shares outstanding                     71,382    71,382    75,377    75,377
Effect of dilutive securities:
   Options                                           --     1,104        --       975
-------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                     71,382    72,486    75,377    76,352
=====================================================================================

Net earnings per common share                   $  0.81   $  0.80   $  0.53   $  0.53
=====================================================================================

                                               For the Nine Months Ended September 30,
                                              -----------------------------------------
                                                      2004                  2003
                                              -------------------   -------------------
                                                Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)            EPS        EPS        EPS      EPS (2)
---------------------------------------------------------------------------------------
Net income                                    $169,021   $169,021   $148,887   $148,887
Preferred dividends declared                        --         --     (4,500)    (4,500)
---------------------------------------------------------------------------------------
Net income available to common shareholders   $169,021   $169,021   $144,387   $144,387
=======================================================================================

Total weighted average basic
   common shares outstanding                    72,745     72,745     77,080     77,080
Effect of dilutive securities:
   Options                                          --      1,235         --        775
---------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                    72,745     73,980     77,080     77,855
=======================================================================================

Net earnings per common share                 $   2.32   $   2.28   $   1.87   $   1.85
=======================================================================================

(1) Options to purchase 999,200 shares of common stock at prices between $36.25 per share and $36.60 per share were outstanding as of September 30, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2004.

(2) Options to purchase 532,384 shares of common stock at prices between $27.29 per share and $29.88 per share were outstanding as of September 30, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended September 30, 2003.

3.   Mortgage Servicing Rights, or MSR

MSR are carried at amortized cost, and impairment, if any, is recognized through a valuation allowance. MSR, at amortized cost, totaled $27.1 million at September 30, 2004 and $29.6 million at December 31, 2003. The valuation allowance totaled $9.7 million at September 30, 2004 and $11.6 million at December 31, 2003. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR amortization totaled $1.4 million for the three months ended September 30, 2004 and $3.0 million for the three months ended September 30,

2003. MSR amortization totaled $5.2 million for the nine months ended September 30, 2004 and $10.6 million for the nine months ended September 30, 2003. As of September 30, 2004, estimated future MSR amortization through 2009, based on the prepayment assumptions utilized in the September 30, 2004 MSR valuation, is as follows: $1.4 million for the remainder of 2004, $5.4 million for 2005, $4.3 million for 2006, $3.4 million for 2007, $2.6 million for 2008 and $2.1 million for 2009. Actual results will vary depending upon the level of repayments on the loans currently serviced.

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

                                                For the Three Months Ended   For the Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------   -------------------------
(In Thousands, Except Per Share Data)                2004      2003               2004       2003
------------------------------------------------------------------------------------------------------
Net income:
   As reported                                     $58,107   $41,601            $169,021   $148,887
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                     1,171     1,231               3,885      3,844
                                                   -------   -------            --------   --------
   Pro forma                                       $56,936   $40,370            $165,136   $145,043
                                                   =======   =======            ========   ========

Basic earnings per common share:
   As reported                                     $  0.81   $  0.53            $   2.32   $   1.87
                                                   =======   =======            ========   ========
   Pro forma                                       $  0.80   $  0.52            $   2.27   $   1.82
                                                   =======   =======            ========   ========

Diluted earnings per common share:
   As reported                                     $  0.80   $  0.53            $   2.28   $   1.85
                                                   =======   =======            ========   ========
   Pro forma                                       $  0.78   $  0.51            $   2.23   $   1.81
                                                   =======   =======            ========   ========

5.   Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

                                                                       Other Postretirement
                                            Pension Benefits                 Benefits
                                       --------------------------   --------------------------
                                       For the Three Months Ended   For the Three Months Ended
                                              September 30,                September 30,
                                       --------------------------   --------------------------
(In Thousands)                               2004      2003                 2004   2003
----------------------------------------------------------------------------------------------
Service cost                               $   834   $   590                $128   $ 97
Interest cost                                2,458     2,094                 272    269
Expected return on plan assets              (2,912)   (2,177)                 --     --
Amortization of prior service cost              40        35                  10     11
Recognized net actuarial loss (gain)           647       736                  --    (41)
Amortization of transition asset                (9)      (23)                 --     --
----------------------------------------------------------------------------------------------
Net periodic cost                          $ 1,058   $ 1,255                $410   $336
==============================================================================================

                                                                      Other Postretirement
                                           Pension Benefits                 Benefits
                                       -------------------------   -------------------------
                                       For the Nine Months Ended   For the Nine Months Ended
                                             September 30,               September 30,
                                       -------------------------   -------------------------
(In Thousands)                               2004      2003              2004     2003
--------------------------------------------------------------------------------------------
Service cost                               $ 2,431   $ 1,770            $  384   $  291
Interest cost                                7,327     6,282               815      807
Expected return on plan assets              (8,736)   (6,531)               --       --
Amortization of prior service cost             120       105                31       33
Recognized net actuarial loss (gain)         1,894     2,208                --     (123)
Amortization of transition asset               (26)      (69)               --       --
--------------------------------------------------------------------------------------------
Net periodic cost                          $ 3,010   $ 3,765            $1,230   $1,008
============================================================================================

6.   Impact of Accounting Standards and Interpretations

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force, or EITF, Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. The delay will be superseded concurrent with the final issuance of Staff Position No. EITF Issue 03-1-a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in fair value caused by increases in interest rates and/or sector spreads. We do not expect the final issuance of Staff Position No. EITF Issue 03-1-a to have a material impact on our financial condition or results of operations.

On May 19, 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which is effective for the first interim or annual period beginning after June 15, 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. Staff Position No. 106-2 requires employers who conclude their plans were "actuarially equivalent" at December 8, 2003 and the Medicare Act's effects are a "significant event" to account for the federal subsidy either on a retroactive basis to January 1, 2004 or prospectively from the date of adoption of Staff Position No. 106-2. If the Medicare Act's effects are not a "significant event," they are not accounted for until the plan's next measurement date following the adoption of Staff Position No. 106-2. If an employer is not able to determine whether the plan is actuarially equivalent at the date of adoption of Staff Position No. 106-2, it should monitor the plan and assess actuarial equivalency as new information becomes available. In any case, there are various new disclosure requirements associated with the adoption of Staff Position No. 106-2. While we have determined our plan to be actuarially equivalent, the Medicare Act's effects are not a significant event and, therefore, will not be accounted for until the plan's next measurement date which is December 31, 2004.

In December 2003, the FASB issued FIN 46(R). All public entities were required to fully implement FIN 46(R) no later than the end of the first reporting period ending after March 15, 2004. Effective January 1, 2004, we implemented FIN 46(R), which required us to deconsolidate our subsidiary Astoria Capital Trust
I. The impact of this deconsolidation on our financial statements is to increase consolidated total assets by $3.9 million, reflecting our investment in the common securities of Astoria Capital Trust I, and increase consolidated total borrowings by $3.9 million, reflecting the difference between the aggregate principal amount of the Junior Subordinated Debentures we issued to Astoria Capital Trust I and the aggregate principal amount of Capital Securities issued by Astoria Capital Trust I in the private placement completed in 1999. Additionally, we redesignated two interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust
I. All prior period financial statements included herein have been restated to reflect the deconsolidation.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal and our primary business is the operation of Astoria Federal. Astoria Federal's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities, multi-family mortgage loans and commercial real estate loans. Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving this goal over the past several years and that trend has continued into 2004.

During the nine months ended September 30, 2004, the national and local real estate markets remained strong and continued to support new and existing home sales. The increase in U.S. Treasury yields during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the fourth quarter of 2003 which continued into 2004. During the first six months of 2004, interest rates throughout the U.S. Treasury yield curve increased. The Federal Open Market Committee, or FOMC, raised short-term interest rates three times (a total of 75 basis points) since the end of June 2004. While short-term U.S. Treasury yields have shown somewhat similar increases in the 2004 third quarter, medium- and long-term U.S. Treasury yields have decreased since June 30, 2004, resulting in a significant flattening of the

U.S. Treasury yield curve. During 2004, there has been interest rate volatility within individual quarters which has resulted in volatility in cash flows and refinance activity during 2004, although not to the magnitude which we had experienced in 2003.

Total deposits increased during the nine months ended September 30, 2004. This increase was primarily attributable to an increase in certificates of deposit as a result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings. We continue to experience intense competition for deposits, particularly money market and checking accounts, from certain local competitors who have offered these accounts at premium rates. We have not offered premium rates on these accounts because we do not consider it a cost effective strategy.

Our total loan portfolio increased slightly during the nine months ended September 30, 2004. This increase was primarily in our multi-family and commercial real estate loan portfolio, which is attributable to our increased emphasis on the origination of these loans over the past several years, and home equity lines of credit. Partially offsetting the increase in our multi-family and commercial real estate loan portfolio and home equity lines of credit was a decrease in our one-to-four family mortgage loan portfolio where repayments continued to outpace originations. Our total non-performing assets declined from December 31, 2003 to September 30, 2004.

Our securities portfolio increased slightly from December 31, 2003 as we continued to purchase mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows, as well as a portion of the cash flows from deposit growth. The majority of the deposit growth was utilized to reduce our overall borrowings during the nine months ended September 30, 2004.

Net income for the three and nine months ended September 30, 2004 increased compared to the three and nine months ended September 30, 2003. The increases in net income were primarily due to increases in net interest income, partially offset by decreases in non-interest income and increases in non-interest expense. The increases in net interest income were primarily attributable to decreases in interest expense on borrowings related to the refinancing of higher cost borrowings which matured throughout 2003 and the first quarter of 2004 at substantially lower rates. Interest income increased for the three months ended September 30, 2004, compared to the same period in 2003, as a result of the decrease in net premium amortization on our mortgage loan and mortgage-backed securities portfolios, partially offset by the impact of reinvesting the extraordinarily high levels of cash flows from repayments in these portfolios in 2003 in lower yielding assets as a result of the low interest rate environment. Interest income decreased for the nine months ended September 30, 2004 compared to the same period in 2003 as a result of the reinvestment of cash flows from the mortgage loan and mortgage-backed securities portfolios in lower yielding assets, partially offset by the decrease in net premium amortization on these portfolios. The decreases in non-interest income relate primarily to decreases in net gain on sales of securities and mortgage banking income, net. The increases in non-interest expense relate primarily to increases in compensation and benefits expense, occupancy, equipment and systems expense and other expense.

In the current environment of low long-term interest rates, purchase mortgage activity continues to remain strong. Accordingly, with continued mortgage loan origination activity, we should experience good "core business" balance sheet and net interest income growth. However, the continued flattening of the U.S. Treasury yield curve will temper near-term margin expansion. We expect to remain focused on building our core businesses, with particular emphasis on growing our deposits and increasing our one-to-four family, multi-family and commercial real estate loan portfolios.

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

Critical Accounting Policies

Note 1 to our audited consolidated financial statements for the year ended December 31, 2003 included in our 2003 Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2003 Annual Report on Form 10-K.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process including the procedures for impairment recognition under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114." Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

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

The primary considerations in establishing specific valuation allowances are the appraised value of a loan's underlying collateral and the loan's payment history. Other current and anticipated economic conditions on which our specific valuation allowance relies are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values and the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our specific reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining specific allowances.

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

During 2002, we performed an analysis of the actual charge-off history of our loan portfolio compared to our previously determined allowance coverage percentages and specific valuation allowances. Our analysis indicated that our estimate of losses inherent in our one-to-four family, multi-family and commercial real estate loan portfolios exceeded our actual charge-off history. We believe that the general decline in medium- to long-term U.S. Treasury yields beginning in 2000, coupled with the FOMC's series of interest rate cuts during 2001 and 2002, substantially improved the ability of borrowers to service debt and was the predominant factor that caused our actual charge-off experience between June 1, 2000 and June 30, 2002 to be less than had been estimated. Similar to the industry in general, our historical charge-off experience was higher prior to the dramatic decline in market rates. The significant considerations for not lowering coverage percentages prior to the third quarter of 2002 were: (1) the 2000-2002 economic downturn; (2) the unseasoned nature of the portfolio; and (3) the lack of migration analysis for the loans folded into the portfolio in connection with acquisitions completed in late 1997 and 1998. While we have not changed our methodology for determining our general valuation allowance as a result of the 2002 analysis, we have placed a greater emphasis on charge-off experience in determining the way the allowance for loan losses is distributed across the loan portfolio. As a result, in the third quarter of 2002, we adjusted our allowance coverage percentages for our portfolio segments.

Historically, multi-family, commercial real estate and construction loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. The change in our portfolio composition over the past several years has not had a significant impact on our overall allowance for loan losses since (1) the growth in our multi-family, commercial real estate and construction loan portfolios was offset by a decline in our one-to-four family portfolio and (2) we adjusted our allowance coverage percentages for our portfolio segments as a result of the 2002 analysis. We will continue to evaluate our charge-off experience in our multi-family, commercial real estate and construction loan portfolios in determining whether any further adjustments to the allowance coverage percentages are warranted.

Our loss experience in 2004 has been consistent with our experience over the past two years and, as a result, our 2004 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that changes in our allowance coverage percentages were required. Our allowance for loan losses to total loans was 0.65% at September 30, 2004 and 0.66% at December 31, 2003. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

As indicated above, actual results could differ from our estimates as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance for loan losses. While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

At September 30, 2004, our MSR, net, had an estimated fair value of $17.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.09%, a weighted average constant prepayment rate on mortgages of 14.42% and a weighted average life of 5.0 years. At December 31, 2003, our MSR, net, had an estimated fair value of $18.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.34%, a weighted average constant prepayment rate on mortgages of 15.82% and a weighted average life of 4.5 years. The decrease in the weighted average constant prepayment rate from December 31, 2003 to September 30, 2004 reflects the increase in interest rates from December 31, 2003 to September 30, 2004 and the projected decrease in future prepayments as of September 30, 2004.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at September 30, 2004, the estimated fair value of our MSR would have been $6.6 million greater. Assuming a decrease in interest rates of 100 basis points at September 30, 2004, the estimated fair value of our MSR would have been $7.0 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying value of goodwill exceeds its implied fair value. As of September 30, 2004, the carrying value of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

On September 30, 2004 we performed our annual goodwill impairment test. We determined the fair value of our one reporting unit to be in excess of its carrying value by $1.27 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. Goodwill would be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders' equity. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at September 30, 2004, are based on published or securities dealers' market values and are affected by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its carrying value is other than temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other than temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At September 30, 2004, we had 129 securities each of which had an amortized cost in excess of estimated fair value. These securities had an estimated fair value totaling $4.60 billion and had an unrealized loss totaling $87.3 million. At September 30, 2004, $1.09 billion of these securities, having an unrealized loss of $53.0 million, have been in a continuous unrealized loss position for more than twelve months. We determined the cause of all unrealized losses at September 30, 2004 to be interest rate related, and, as such, have deemed the unrealized losses as temporary. There were no securities write downs during the nine months ended September 30, 2004. As previously discussed, further guidance on interest rate related declines in fair value may be forthcoming pending the final issuance of Staff Position No. EITF Issue 03-1-a. See Note 6, "Impact of Accounting Standards and Interpretations," in Part I, Item 1, "Financial Statements (Unaudited)."

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $5.06 billion for the nine months ended September 30, 2004 and $11.52 billion for the nine months ended September 30, 2003. The decrease in loan and security repayments was primarily the result of the decreased level of mortgage loan refinance activity we experienced in 2004. The decreased level of mortgage loan refinance activity is primarily the result of an increase in interest rates during the second half of 2003 and the first nine months of 2004. Medium- and long-term U.S. Treasury yields increased 103 basis points on average from June 30, 2003 to September 30, 2004. While the overall trend of rising interest rates has reduced the level of refinance activity and related cash flows from what we experienced during the first nine months of 2003, there has been significant volatility in rates throughout 2004 which has resulted in varying cash flows and refinance activity.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $217.6 million during the nine months ended September 30, 2004 and $292.6 million during the nine months ended September 30, 2003. Deposits increased $983.3 million during the nine months ended September 30, 2004 and $145.7 million during the nine months ended September 30, 2003. The net increases in deposits for the nine months ended September 30, 2004 and 2003 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. As previously discussed, the net increase in deposits for the nine months ended September 30, 2004 is primarily attributable to an increase in certificates of deposit as a result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit. During the nine months ended September 30, 2004, $2.94 billion of certificates of deposit, with a weighted average rate of 2.21% and a weighted average maturity at inception of fourteen months, matured and $3.93 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.62% and a weighted average maturity at inception of twenty months. In addition, despite continued intense local competition for checking accounts, we have been successful in growing our total NOW and demand deposit account balances during the nine months ended September 30, 2004, primarily our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process. Net borrowings decreased $712.1 million during the nine months ended September 30, 2004 and increased $252.7 million during the nine months ended September 30, 2003. The decrease in net borrowings during the nine months ended September 30, 2004 reflects the repayment of certain high cost borrowings as they matured. During the nine months ended September 30, 2004, $3.33 billion in medium-term borrowings with a weighted average rate of 5.11% matured, of which $2.40 billion were extended through new medium-term borrowings with a weighted average rate of 2.71% and a weighted average original term of
3.3 years. All other borrowings that matured during the nine months ended September 30, 2004 were either repaid or rolled over into short-term borrowings. The increase in net borrowings during the nine months ended September 30, 2003 was primarily the result of additional medium-term borrowings entered into during the first quarter 2003, during the low interest rate environment, to fund asset growth in excess of deposit growth. The use of medium-term borrowings helps protect against the impact on interest expense of future interest rate increases.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the nine months ended September 30, 2004 totaled $3.12 billion, of which $2.38 billion were originations and $739.3 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2003 totaling $5.81 billion, of which $4.68 billion were originations and $1.13 billion were purchases. Total mortgage loans originated during the nine months ended September 30, 2004 and 2003 include originations of loans held-for-sale totaling $249.0 million and $540.8 million, respectively. The decrease in loan originations and purchases for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 reflects the previously discussed reduction in the level of mortgage refinance activity during 2004. Purchases of mortgage-backed securities totaled $2.48 billion during the nine months ended September 30, 2004 and $7.80 billion during the nine months ended September 30, 2003. The decrease in mortgage-backed securities purchases during the nine months ended September 30, 2004 also reflects the decrease in cash flows resulting from the reduction in refinance activity noted above.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and federal funds sold and repurchase agreements, our most liquid assets, totaled $254.1 million at September 30, 2004, compared to $239.8 million at December 31, 2003. Borrowings maturing over the next twelve months total $2.40 billion, including $875.0 million of medium-term borrowings. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $2.38 billion in certificates of deposit maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates as of September 30, 2004:

                                                Borrowings      Certificates of Deposit
                                            -----------------   -----------------------
                                                     Weighted               Weighted
                                                      Average                Average
(Dollars in Millions)                       Amount     Rate        Amount     Rate
-------------------------------------------------------------      -----------------
Contractual Maturity:
   Fourth quarter 2004 (1)                  $1,523     1.91%       $   --       --%
   Fourth quarter 2004                         105     5.98           818     3.14
   First quarter 2005                          300     3.26           835     3.48
   Second quarter 2005                         200     7.23           448     3.12
   Third quarter 2005                          270     3.01           282     2.37
                                            ------                 ------
   Total maturing in next twelve months      2,398     2.82         2,383     3.16
   Thirteen to twenty-four months            1,324     2.56         2,300     3.39
   Twenty-five to thirty-six months          1,720     2.95           979     4.28
   Thirty-seven to forty-eight months (2)    2,700     4.83           559     3.86
   Forty-nine to sixty months                  400     3.17           281     4.13
   Over five years                             378     7.11           153     5.08
                                            ------                 ------
   Total                                    $8,920     3.61        $6,655     3.55
                                            ======                 ======

(1)  Overnight and other short-term borrowings.

(2) Includes $2.18 billion of borrowings which are callable by the counterparty within the next twelve months.

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

Astoria Financial Corporation's primary uses of funds include the payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $21.1 million during the nine months ended September 30, 2004. Our payment of dividends and repurchases of our common stock totaled $221.2 million during the nine months ended September 30, 2004. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the nine months ended September 30, 2004, Astoria Federal paid dividends to Astoria Financial Corporation totaling $300.0 million.

Stockholders' equity decreased to $1.39 billion at September 30, 2004, from $1.40 billion at December 31, 2003. The decrease in stockholders' equity was the result of common stock repurchased of $166.6 million and dividends declared of $54.6 million. These decreases were partially offset by net income of $169.0 million, the effect of stock options exercised and related tax benefit of $21.9 million, a decrease in accumulated other comprehensive loss, net of tax, of $12.0 million, which was primarily due to the net increase in the fair value of our securities available-for-sale, and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $7.7 million.

On September 1, 2004, we paid a quarterly cash dividend of $0.25 per share on shares of our common stock outstanding as of the close of business on August 16, 2004 totaling $17.8 million. On October 20, 2004, we declared a quarterly cash dividend of $0.25 per share on shares of our common stock payable on December 1, 2004 to stockholders of record as of the close of business on November 15, 2004.

During the quarter ended September 30, 2004, we completed our ninth stock repurchase plan, which was approved by our Board of Directors on October 16, 2002. This plan authorized the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 8,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Stock repurchases under our tenth stock repurchase plan commenced immediately following the completion of the ninth stock repurchase plan on July 9, 2004. Under these plans, during the nine months ended September 30, 2004, we repurchased 4,550,000 shares of our common stock at an aggregate cost of $166.6 million, of which 1,941,800 shares were acquired pursuant to our tenth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

At September 30, 2004, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.85%, leverage capital ratio of 6.85% and total risk-based capital ratio of 14.16%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $57.5 million at September 30, 2004. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments.

The following table details our contractual obligations as of September 30, 2004.

                                                                          Payments due by period
                                                     ---------------------------------------------------------------
                                                                   Less than      One to      Three to    More than
(In Thousands)                                          Total      One Year    Three Years   Five Years   Five Years
--------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater
      than three months                              $7,397,384   $  875,000    $3,044,000   $3,100,000    $378,384
   Commitments to originate and purchase loans (1)      637,136      637,136            --           --          --
   Commitments to fund unused lines of credit (2)       384,936      384,936            --           --          --
--------------------------------------------------------------------------------------------------------------------
   Total                                             $8,419,456   $1,897,072    $3,044,000   $3,100,000    $378,384
====================================================================================================================

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale.

(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. The principal balance of loans sold with recourse amounted to $587.4 million at September 30, 2004. The carrying amount of our liability for loans sold with recourse totaled $276,000 at September 30, 2004. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. We also have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans. The outstanding option balance on the two agreements totaled $36.8 million at September 30, 2004. Outstanding standby letters of credit totaled $5.0 million at September 30, 2004.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, "MD&A," in our 2003 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at September 30, 2004 and December 31, 2003.

                                     At September 30, 2004    At December 31, 2003
                                    -----------------------------------------------
                                                   Percent                  Percent
(Dollars in Thousands)                 Amount     of Total      Amount     of Total
-----------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $ 8,685,893     68.24%   $ 8,971,048     71.13%
   Multi-family                       2,493,543     19.59      2,230,414     17.69
   Commercial real estate               951,598      7.48        880,296      6.98
   Construction                         111,320      0.87         99,046      0.79
-----------------------------------------------------------------------------------
Total mortgage loans                 12,242,354     96.18     12,180,804     96.59
-----------------------------------------------------------------------------------

Consumer and other loans (gross):
   Home equity                          444,844      3.49        386,846      3.07
   Commercial                            21,413      0.17         21,937      0.17
   Lines of Credit, Overdraft            12,103      0.10         12,963      0.10
   Other                                  7,981      0.06          8,400      0.07
-----------------------------------------------------------------------------------
Total consumer and other loans          486,341      3.82        430,146      3.41
-----------------------------------------------------------------------------------

Total loans (gross)                  12,728,695    100.00%    12,610,950    100.00%

Net unamortized premiums and
   deferred loan costs                   75,443                   76,037
-----------------------------------------------------------------------------------

Total loans                          12,804,138               12,686,987

Allowance for loan losses               (82,803)                 (83,121)
-----------------------------------------------------------------------------------
Total loans, net                    $12,721,335              $12,603,866
===================================================================================

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at September 30, 2004 and December 31, 2003.

                                               At September 30, 2004     At December 31, 2003
                                             -------------------------------------------------
                                                           Estimated                 Estimated
                                              Amortized      Fair       Amortized      Fair
(In Thousands)                                  Cost         Value        Cost         Value
----------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $  130,821   $  134,956   $  161,199   $  166,724
      REMICs and CMOs:
         Agency issuance (1)                  2,157,060    2,114,502    2,297,884    2,227,851
         Non-agency issuance                     84,435       80,495      109,669      103,740
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           2,372,316    2,329,953    2,568,752    2,498,315
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of the U.S.
         Government and agencies                  1,988        1,995        1,738        1,767
      FNMA and FHLMC preferred stock            140,015      124,793      140,015      131,361
      Corporate debt and other securities         1,445        1,443       21,991       23,549
----------------------------------------------------------------------------------------------
   Total other securities                       143,448      128,231      163,744      156,677
----------------------------------------------------------------------------------------------
Total securities available-for-sale          $2,515,764   $2,458,184   $2,732,496   $2,654,992
==============================================================================================

Held-to-maturity:
   Mortgage-backed securities:
      Agency pass-through certificates (1)   $   10,256   $   10,897   $   14,345   $   15,329
      REMICs and CMOs:
         Agency issuance (1)                  5,659,545    5,663,757    4,958,633    4,974,316
         Non-agency issuance                    522,980      525,136      772,728      772,021
----------------------------------------------------------------------------------------------
   Total mortgage-backed securities           6,192,781    6,199,790    5,745,706    5,761,666
----------------------------------------------------------------------------------------------
   Other securities:
      Obligations of states and
         political subdivisions                  31,993       31,993       37,038       37,038
      Corporate debt securities                   9,987       10,529        9,983       10,413
----------------------------------------------------------------------------------------------
   Total other securities                        41,980       42,522       47,021       47,451
----------------------------------------------------------------------------------------------
Total securities held-to-maturity            $6,234,761   $6,242,312   $5,792,727   $5,809,117
==============================================================================================

(1) Includes FNMA and FHLMC securities which are U.S. Government sponsored agencies.

Comparison of Financial Condition as of September 30, 2004 and December 31, 2003 and Operating Results for the Three and Nine Months Ended September 30, 2004 and 2003

Financial Condition

Total assets increased $313.3 million to $22.77 billion at September 30, 2004, from $22.46 billion at December 31, 2003. The primary reasons for the increase in total assets were the increases in loans receivable and mortgage-backed securities.

Mortgage loans increased $59.5 million to $12.31 billion at September 30, 2004, from $12.25 billion at December 31, 2003. This increase was primarily due to increases in our multi-family and commercial real estate mortgage loan portfolios, partially offset by a decrease in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the nine months ended September 30, 2004 totaled $3.12 billion, of which $2.38 billion were originations and $739.3 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2003 totaling $5.81 billion, of which $4.68 billion were originations and $1.13 billion were purchases. Total mortgage loans originated during the nine months ended September 30, 2004 and 2003 include originations of loans held-for-sale totaling $249.0 million and $540.8 million, respectively. Mortgage loan repayments decreased to $2.80 billion for the nine months ended September 30, 2004, from $5.06 billion for the nine months ended September 30, 2003. The decreases in the levels of mortgage loan originations, purchases and repayments reflect the decline in refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans, which represented 68.2% of our total loan portfolio at September 30, 2004, decreased $285.2 million to $8.69 billion at September 30, 2004, from $8.97 billion at December 31, 2003. Although we have experienced a decline in refinance activity, repayments have continued to outpace originations and purchases in our one-to-four family mortgage loan portfolio for the nine months ended September 30, 2004.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate mortgage loan originations. Our multi-family mortgage loan portfolio increased $263.1 million to $2.49 billion at September 30, 2004, from $2.23 billion at December 31, 2003. Our commercial real estate loan portfolio increased $71.3 million to $951.6 million at September 30, 2004, from $880.3 million at December 31, 2003. Multi-family and commercial real estate loan originations totaled $863.8 million for the nine months ended September 30, 2004 and $1.21 billion for the nine months ended September 30, 2003. Our new multi-family and commercial real estate loan originations are similar in type to the loans currently in our portfolio. The average loan balance of loans in our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%. Prepayment activity within our multi-family and commercial real estate loan portfolio is generally not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio due in part to the prepayment penalties associated with these loans.

Our portfolio of consumer and other loans increased $57.6 million to $495.8 million at September 30, 2004, from $438.2 million at December 31, 2003. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and the low interest rate environment.

Mortgage-backed securities increased $278.7 million to $8.52 billion at September 30, 2004, from $8.24 billion at December 31, 2003. This increase was primarily the result of purchases of fixed rate real estate mortgage investment conduit, or REMIC, and collateralized mortgage obligation, or CMO, mortgage-backed securities of $2.48 billion and a decrease of $28.1 million in the net unrealized loss on our available-for-sale portfolio, partially offset by principal payments received of $2.07 billion and sales of $145.2 million. We continue to purchase mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows in addition to cash flows from deposit growth.

Federal Home Loan Bank of New York, or FHLB-NY, stock decreased $68.5 million to $145.0 million primarily due to a reduction in FHLB-NY borrowings. Other securities decreased $33.5 million to $170.2 million at September 30, 2004, from $203.7 million at December 31, 2003, primarily due to sales of $20.3 million and an increase of $8.2 million in the net unrealized loss on our available-for-sale portfolio.

Deposits increased $983.3 million to $12.17 billion at September 30, 2004, from $11.19 billion at December 31, 2003. The increase in deposits was primarily due to an increase of $1.16 billion in certificates of deposit to $6.66 billion at September 30, 2004 and an increase of $40.5 million in NOW and demand deposit accounts to $1.53 billion at September 30, 2004, partially offset by a decrease of $214.4 million in our money market accounts to $1.02 billion at September 30, 2004. The increase in our certificates of deposit was primarily the result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings, as previously discussed. The decrease in our money market accounts is attributable to continued intense competition for these accounts. Certain local competitors have continued to offer premium rates for money market and checking accounts. We have not offered premium rates on these accounts because we do not consider it a cost effective strategy. However, despite continued intense competition for checking accounts, we have been successful in increasing our total NOW and demand deposit account balances during the nine months ended September 30, 2004, primarily our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process.

Reverse repurchase agreements decreased $350.4 million to $6.88 billion at September 30, 2004, from $7.24 billion at December 31, 2003. FHLB-NY advances decreased $347.0 million to $1.58 billion at September 30, 2004, from $1.92 billion at December 31, 2003. The decrease in borrowings reflects the repayment of certain high cost borrowings that matured. As previously discussed, during the nine months ended September 30, 2004, $3.33 billion in medium-term borrowings matured, of which $2.40 billion were extended through new medium-term borrowings and the remainder were either repaid or rolled over into short-term borrowings.

Stockholders' equity decreased to $1.39 billion at September 30, 2004, from $1.40 billion at December 31, 2003. The decrease in stockholders' equity was the result of common stock repurchased of $166.6 million and dividends declared of $54.6 million. These decreases were partially offset by net income of $169.0 million, the effect of stock options exercised and related tax benefit of $21.9 million, a decrease in accumulated other comprehensive loss, net of tax, of $12.0 million, which was primarily due to the net increase in the fair value of our securities available-for-sale, and the amortization of the allocated portion of shares held by the ESOP of $7.7 million.

Results of Operations

General

Net income for the three months ended September 30, 2004 increased $16.5 million to $58.1 million, from $41.6 million for the three months ended September 30, 2003. Diluted earnings per common share totaled $0.80 per share for the three months ended September 30, 2004 and $0.53 per share for the three months ended September 30, 2003. Return on average assets increased to 1.02% for the three months ended September 30, 2004, from 0.74% for the three months ended September 30, 2003. Return on average stockholders' equity increased to 16.82% for the three months ended September 30, 2004, from 11.35% for the three months ended September 30, 2003. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 19.42% for the three months ended September 30, 2004, from 12.99% for the three months ended September 30, 2003.

Net income for the nine months ended September 30, 2004 increased $20.1 million to $169.0 million, from $148.9 million for the nine months ended September 30, 2003. Diluted earnings per common share totaled $2.28 per share for the nine months ended September 30, 2004 and $1.85 per share for the nine months ended September 30, 2003. Return on average assets increased to 1.00% for the nine months ended September 30, 2004, from 0.88% for the nine months ended September 30, 2003. Return on average stockholders' equity increased to 16.15% for the nine months ended September 30, 2004, from 13.13% for the nine months ended September 30, 2003. Return on average tangible stockholders' equity increased to 18.62% for the nine months ended September 30, 2004, from 14.96% for the nine months ended September 30, 2003. The increases in the returns on average assets for the three and nine months ended September 30, 2004 are primarily due to the increases in net income. The increases in the returns on average stockholders' equity and average tangible stockholders' equity for the three and nine months ended September 30, 2004 are due to the increases in net income, coupled with the decreases in the average balances of stockholders' equity for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

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

For the three months ended September 30, 2004, net interest income increased $42.3 million to $121.9 million, from $79.6 million for the three months ended September 30, 2003. The net interest margin increased to 2.25% for the three months ended September 30, 2004, from 1.52% for the three months ended September 30, 2003. The increases in net interest income and the net interest margin for the three months ended September 30, 2004 were primarily the result of a decrease in interest expense, coupled with an increase in interest income. The decrease in interest expense was attributable to a decrease in our cost of funds, which is primarily due to the repayment and refinancing of various higher cost borrowings. The increase in interest income was primarily due to the increase in the average balance of interest-earning assets, primarily in our multi-family, commercial real estate and construction loans and mortgage-backed securities, coupled with an increase in the yield on interest-earning assets primarily as a result of a reduction in net premium amortization on mortgage-backed securities and mortgage loans. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $29.0 million to $5.7 million for the three months ended September 30, 2004, from $34.7 million for the three months ended September 30, 2003, primarily due to the reduction in repayment levels during 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. The benefit from the reduction in net premium amortization was partially offset by a reduction in coupon rates resulting from the extraordinarily high levels of repayments on our mortgage-backed securities and one-to-four family mortgage loan portfolios, primarily during the first nine months of 2003, which were reinvested in assets at lower rates.

The average balance of net interest-earning assets increased $372.0 million to $662.5 million for the three months ended September 30, 2004, from $290.5 million for the three months ended September 30, 2003. The increase in the average balance of net interest-earning assets was the result of an increase of $741.7 million in the average balance of total interest-earning assets to $21.70 billion for the three months ended September 30, 2004, from $20.96 billion for the three months ended September 30, 2003, partially offset by an increase of $369.7 million in the average balance of total interest-bearing liabilities to $21.04 billion for the three months ended September 30, 2004, from $20.67 billion for the three months ended September 30, 2003. Also contributing to the increase in the average balance of net interest-earning assets was the decrease in non-interest-earning assets primarily as a result of the reduction in the monthly mortgage-backed securities principal payments receivable due to the reduction in the mortgage-backed securities cash flow. The net interest rate spread increased to 2.17% for the three months ended September 30, 2004, from 1.48% for the three months ended September 30, 2003, primarily due to a decrease in the average cost of interest-bearing liabilities, coupled with an increase in the average yield on interest-earning assets. The average cost of interest-bearing liabilities decreased to 2.70% for the three months ended September 30, 2004, from 3.24% for the three months ended September 30, 2003. The average yield on interest-earning assets increased to 4.87% for the three months ended September 30, 2004, from 4.72% for the three months ended September 30, 2003.

For the nine months ended September 30, 2004, net interest income increased $64.8 million to $349.7 million, from $284.9 million for the nine months ended September 30, 2003. The net interest margin increased to 2.17% for the nine months ended September 30, 2004, from 1.79% for the nine months ended September 30, 2003. The increase in net interest income and the net interest margin for the nine months ended September 30, 2004 were primarily the result of a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense was attributable to a decrease in our cost of funds, which is primarily due to the repayment and refinancing of various higher cost borrowings. The decrease in interest income was primarily due to the decrease in the yield on interest-earning assets as a result of the extraordinarily high level of mortgage loan and mortgage-backed securities repayments we experienced throughout 2003 resulting in reinvestment in assets at lower rates. Partially offsetting the negative impact of the reinvestment in assets at lower rates was an increase in the average balance of total interest-earning assets and a reduction in net premium amortization on mortgage-backed securities and mortgage loans. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $66.9 million to $26.7 million for the nine months ended September 30, 2004, from $93.6 million for the nine months ended September 30, 2003.

The average balance of net interest-earning assets increased $276.7 million to $637.6 million for the nine months ended September 30, 2004, from $360.9 million for the nine months ended September 30, 2003. The increase in the average balance of net interest-earning assets was primarily the result of an increase of $283.9 million in the average balance of total interest-earning assets to $21.46 billion for the nine months ended September 30, 2004, from $21.17 billion for the nine months ended September 30, 2003, slightly offset by an increase in the average balance of total interest-bearing liabilities to $20.82 billion for the nine months ended September 30, 2004, from $20.81 billion for the nine months ended September 30, 2003. Also contributing to the increase in the average balance of net interest-earning assets was the decrease in non-interest-earning assets previously discussed. The net interest rate spread increased to 2.09% for the nine months ended September 30, 2004, from 1.74% for the nine months ended September 30, 2003, primarily due to a decrease in the average cost of interest-bearing liabilities, partially offset by a decrease in the average yield on interest-earning assets. The average cost of interest-bearing liabilities decreased to 2.74% for the nine months ended September 30, 2004, from 3.29% for the nine months ended September 30, 2003. The average yield on interest-earning assets decreased to 4.83% for the nine months ended September 30, 2004, from 5.03% for the nine months ended September 30, 2003.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2004 and 2003. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                              For the Three Months Ended September 30,
                                           -----------------------------------------------------------------------------
                                                            2004                                    2003
                                           -----------------------------------------------------------------------------
                                                                       Average                                 Average
                                             Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                       Balance     Interest       Cost         Balance     Interest       Cost
------------------------------------------------------------------------------------------------------------------------
                                                                    (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family                $ 8,717,579   $105,299       4.83%      $ 8,944,114   $110,340       4.93%
         Multi-family, commercial
            real estate and construction     3,490,790     56,617       6.49         2,857,110     53,419       7.48
      Consumer and other loans (1)             487,294      5,385       4.42           413,519      4,736       4.58
                                           -----------   --------                  -----------   --------
      Total loans                           12,695,663    167,301       5.27        12,214,743    168,495       5.52
      Mortgage-backed securities (2)         8,578,352     92,677       4.32         8,179,267     71,276       3.49
      Other securities (2) (3)                 335,381      3,777       4.50           477,432      7,265       6.09
      Federal funds sold and
         repurchase agreements                  94,472        325       1.38            90,642        219       0.97
                                           -----------   --------                  -----------   --------
   Total interest-earning assets            21,703,868    264,080       4.87        20,962,084    247,255       4.72
                                                         --------                                --------
   Goodwill                                    185,151                                 185,151
   Other non-interest-earning assets           837,763                               1,297,335
                                           -----------                             -----------
Total assets                               $22,726,782                             $22,444,570
                                           ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                              $ 2,990,457      3,017       0.40       $ 2,940,389      3,127       0.43
      Money market                           1,058,120      1,473       0.56         1,348,441      1,986       0.59
      NOW and demand deposit                 1,545,845        233       0.06         1,529,299        292       0.08
      Certificates of deposit                6,449,625     57,393       3.56         5,425,815     49,771       3.67
                                           -----------   --------                  -----------   --------
      Total deposits                        12,044,047     62,116       2.06        11,243,944     55,176       1.96
      Borrowed funds                         8,997,278     80,106       3.56         9,427,655    112,447       4.77
                                           -----------   --------                  -----------   --------
   Total interest-bearing liabilities       21,041,325    142,222       2.70        20,671,599    167,623       3.24
                                                         --------                                --------
   Non-interest-bearing liabilities            303,582                                 306,355
                                           -----------                             -----------
Total liabilities                           21,344,907                              20,977,954
Stockholders' equity                         1,381,875                               1,466,616
                                           -----------                             -----------
Total liabilities and stockholders'
   equity                                  $22,726,782                             $22,444,570
                                           ===========                             ===========

Net interest income/net interest
   rate spread (4)                                       $121,858       2.17%                    $ 79,632       1.48%
                                                         ========       ====                     ========       ====

Net interest-earning assets/net
   interest margin (5)                     $   662,543                  2.25%      $   290,485                  1.52%
                                           ===========                  ====       ===========                  ====

Ratio of interest-earning assets
   to interest-bearing liabilities                1.03x                                   1.01x
                                           ===========                             ===========

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

(5) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                For the Nine Months Ended September 30,
                                           -----------------------------------------------------------------------------
                                                            2004                                    2003
                                           -----------------------------------------------------------------------------
                                                                       Average                                Average
                                             Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                       Balance     Interest       Cost         Balance     Interest       Cost
------------------------------------------------------------------------------------------------------------------------
                                                                    (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family                $ 8,872,991   $320,854       4.82%      $ 8,994,985   $355,135       5.26%
         Multi-family, commercial
            real estate and construction     3,365,136    164,882       6.53         2,634,045    149,084       7.55
      Consumer and other loans (1)             468,116     15,073       4.29           403,689     14,468       4.78
                                           -----------   --------                  -----------   --------
      Total loans                           12,706,243    500,809       5.26        12,032,719    518,687       5.75
      Mortgage-backed securities (2)         8,297,090    264,430       4.25         8,423,400    253,537       4.01
      Other securities (2) (3)                 370,374     11,797       4.25           550,399     25,394       6.15
      Federal funds sold and
         repurchase agreements                  84,662        701       1.10           167,965      1,436       1.14
                                           -----------   --------                  -----------   --------
   Total interest-earning assets            21,458,369    777,737       4.83        21,174,483    799,054       5.03
                                                         --------                                --------
   Goodwill                                    185,151                                 185,151
   Other non-interest-earning assets           874,952                               1,266,594
                                           -----------                             -----------
Total assets                               $22,518,472                             $22,626,228
                                           ===========                             ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                              $ 2,984,602      8,950       0.40       $ 2,897,358     10,243       0.47
      Money market                           1,121,802      4,591       0.55         1,450,089      8,198       0.75
      NOW and demand deposit                 1,523,215        684       0.06         1,469,279      1,304       0.12
      Certificates of deposit                6,038,738    159,023       3.51         5,389,094    150,861       3.73
                                           -----------   --------                  -----------   --------
      Total deposits                        11,668,357    173,248       1.98        11,205,820    170,606       2.03
      Borrowed funds                         9,152,391    254,802       3.71         9,607,802    343,557       4.77
                                           -----------   --------                  -----------   --------
   Total interest-bearing liabilities       20,820,748    428,050       2.74        20,813,622    514,163       3.29
                                                         --------                                --------
   Non-interest-bearing liabilities            302,456                                 300,859
                                           -----------                             -----------
Total liabilities                           21,123,204                              21,114,481
Stockholders' equity                         1,395,268                               1,511,747
                                           -----------                             -----------
Total liabilities and stockholders'
   equity                                  $22,518,472                             $22,626,228
                                           ===========                             ===========

Net interest income/net interest
   rate spread (4)                                       $349,687       2.09%                    $284,891       1.74%
                                                         ========       ====                     ========       ====

Net interest-earning assets/net
   interest margin (5)                     $   637,621                  2.17%      $   360,861                  1.79%
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

                                        Three Months Ended September 30, 2004   Nine Months Ended September 30, 2004
                                                     Compared to                             Compared to
                                        Three Months Ended September 30, 2003   Nine Months Ended September 30, 2003
                                        ----------------------------------------------------------------------------
                                                 Increase (Decrease)                     Increase (Decrease)
                                        ----------------------------------------------------------------------------
(In Thousands)                               Volume     Rate        Net             Volume      Rate        Net
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
      One-to-four family                    $(2,799)  $ (2,242)  $ (5,041)         $ (4,783)  $(29,498)  $(34,281)
      Multi-family, commercial
         real estate and construction        10,860     (7,662)     3,198            37,732    (21,934)    15,798
   Consumer and other loans                     819       (170)       649             2,175     (1,570)       605
   Mortgage-backed securities                 3,643     17,758     21,401            (3,893)    14,786     10,893
   Other securities                          (1,858)    (1,630)    (3,488)           (6,993)    (6,604)   (13,597)
   Federal funds sold and repurchase
      agreements                                  9         97        106              (687)       (48)      (735)
--------------------------------------------------------------------------------------------------------------------
Total                                        10,674      6,151     16,825            23,551    (44,868)   (21,317)
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                       65       (175)      (110)              295     (1,588)    (1,293)
   Money market                                (415)       (98)      (513)           (1,656)    (1,951)    (3,607)
   NOW and demand deposit                         4        (63)       (59)               48       (668)      (620)
   Certificates of deposit                    9,152     (1,530)     7,622            17,422     (9,260)     8,162
   Borrowed funds                            (4,932)   (27,409)   (32,341)          (15,603)   (73,152)   (88,755)
--------------------------------------------------------------------------------------------------------------------
Total                                         3,874    (29,275)   (25,401)              506    (86,619)   (86,113)
--------------------------------------------------------------------------------------------------------------------
Net change in net interest income           $ 6,800   $ 35,426   $ 42,226          $ 23,045   $ 41,751   $ 64,796
====================================================================================================================

Interest Income

Interest income for the three months ended September 30, 2004 increased $16.8 million to $264.1 million, from $247.3 million for the three months ended September 30, 2003. This increase was primarily the result of an increase of $741.7 million in the average balance of interest-earning assets to $21.70 billion for the three months ended September 30, 2004, from $20.96 billion for the three months ended September 30, 2003, coupled with an increase in the average yield on interest-earning assets to 4.87% for the three months ended September 30, 2004, from 4.72% for the three months ended September 30, 2003. The increase in the average balance of interest-earning assets was primarily due to the increases in the average balances of multi-family, commercial real estate and construction loans, mortgage-backed securities and consumer and other loans, partially offset by decreases in the average balances of one-to-four family mortgage loans and other securities. The increase in the average yield on interest-earning assets was due to an increase in the average yield on mortgage-backed securities, partially offset by decreases in the average yields on substantially all other asset categories. The increase in the average yield on mortgage-backed securities was primarily the result of the significant decrease in net premium amortization as a result of the reduction in refinance activity in 2004, as well as the reduced amount of unamortized net premium remaining in our portfolio. The benefit from the reduction in net premium amortization was partially offset by a reduction in coupon rates on our mortgage-backed securities and one-to-four family mortgage loan portfolios, as previously discussed, coupled with the significant growth in the multi-family, commercial real estate and construction loan portfolio in a relatively low interest rate environment.

Interest income on one-to-four family mortgage loans decreased $5.0 million to $105.3 million for the three months ended September 30, 2004, from $110.3 million for the three months ended September 30, 2003, which was primarily the result of a decrease of $226.5 million in the average balance of such loans, coupled with a decrease in the average yield to 4.83% for the three months ended September 30, 2004, from 4.93% for the three months ended September 30, 2003. The decrease in the average balance of one-to-four family mortgage loans is the result of repayments outpacing originations and purchases of one-to-four family mortgage loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases throughout most of 2003 and 2004. However, the yield has been positively impacted by a reduction in mortgage loan premium amortization as a result of the decreased refinance activity during 2004 as compared to 2003.

Interest income on multi-family, commercial real estate and construction loans increased $3.2 million to $56.6 million for the three months ended September 30, 2004, from $53.4 million for the three months ended September 30, 2003, which was primarily the result of an increase of $633.7 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.49% for the three months ended September 30, 2004, from 7.48% for the three months ended September 30, 2003. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our continued emphasis on originations of such loans, coupled with the fact that repayment activity within this portfolio is generally not as significant as that which we have experienced on our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the significant growth in this portfolio in the relatively low interest rate environment, coupled with a $1.6 million decrease in prepayment penalties in the 2004 third quarter compared to the 2003 third quarter.

Interest income on mortgage-backed securities increased $21.4 million to $92.7 million for the three months ended September 30, 2004, from $71.3 million for the three months ended September 30, 2003. This increase was primarily the result of an increase in the average yield to 4.32% for the three months ended September 30, 2004, from 3.49% for the three months ended September 30, 2003, coupled with an increase of $399.1 million in the average balance of the portfolio. The increase in the average yield on mortgage-backed securities reflects the reduction in net premium amortization during 2004, partially offset by the impact of the substantial turnover we experienced in this portfolio during 2003 as higher yielding securities paid off and were replaced with lower yielding securities. Net premium amortization on mortgage-backed securities decreased to $876,000 for the three months ended September 30, 2004, from $22.6 million for the three months ended September 30, 2003. At September 30, 2004, our securities portfolio is comprised primarily of fixed rate REMIC and CMO mortgage-backed securities. The amortized cost of our fixed rate REMICs and CMOs totaled $8.41 billion at September 30, 2004. Included in this total is $1.66 billion of securities which have a remaining gross premium of $14.7 million, a weighted average current coupon of 4.96%, a weighted average collateral coupon of 6.02% and a weighted average life of 2.4 years. The remaining $6.75 billion of these securities have a remaining gross discount of $25.8 million, a weighted average current coupon of 4.20%, a weighted average collateral coupon of 5.76% and a weighted average life of 3.5 years. Included in the totals for discount securities are $769.7 million of securities at par. The increase in the average balance of mortgage-backed securities reflects the purchases of mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows in addition to cash flows from deposit growth.

Interest income on other securities decreased $3.5 million to $3.8 million for the three months ended September 30, 2004, from $7.3 million for the three months ended September 30, 2003. This decrease resulted from a decrease of $142.1 million in the average balance of this portfolio, coupled with a decrease in the average yield to 4.50% for the three months ended September 30, 2004, from 6.09% for the three months ended September 30, 2003. The decrease in the average balance of other securities was primarily due to a decrease in the average balance of FHLB-NY stock, which reflects the reduction in the levels of FHLB-NY borrowings. The decrease in the average yield is primarily the result of the reduction in the FHLB-NY dividend. Dividends on FHLB-NY stock totaled $804,000 for the three months ended September 30, 2004 and $3.7 million for the three months ended September 30, 2003. The FHLB-NY suspended dividend payments to stockholders in the fourth quarter of 2003, due to losses in its securities portfolio, but resumed payment in January 2004, at a rate of 1.45%, as compared to a rate of 5.05% paid in July 2003, the last dividend payment prior to the FHLB-NY's dividend suspension. The dividend payment received in July 2004 was at a rate of 2.08%.

Interest income for the nine months ended September 30, 2004 decreased $21.4 million to $777.7 million, from $799.1 million for the nine months ended September 30, 2003. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.83% for the nine months ended September 30, 2004, from 5.03% for the nine months ended September 30, 2003, partially offset by an increase of $283.9 million in the average balance of interest-earning assets to $21.46 billion for the nine months ended September 30, 2004, from $21.17 billion for the nine months ended September 30, 2003. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on substantially all asset categories, partially offset by an increase in the average yield on mortgage-backed securities. The decreases in the average yields on interest-earning assets are attributable to a reduction in coupon rates on our one-to-four family mortgage loans and mortgage-backed securities resulting from the extraordinarily high levels of repayments on these portfolios, primarily during the first nine months of 2003, resulting in reinvestment in those assets at lower rates, coupled with the significant growth in the multi-family, commercial real estate and construction loan portfolio in a relatively low interest rate environment. Partially offsetting this decrease in coupon rates was the significant decrease in net premium amortization, particularly for mortgage-backed securities, as a result of the reduction in refinance activity in 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of multi-family, commercial real estate and construction loans and consumer and other loans, partially offset by decreases in the average balances of other securities, mortgage-backed securities, one-to-four family mortgage loans and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans decreased $34.2 million to $320.9 million for the nine months ended September 30, 2004, from $355.1 million for the nine months ended September 30, 2003, which was primarily the result of a decrease in the average yield to 4.82% for the nine months ended September 30, 2004, from 5.26% for the nine months ended September 30, 2003, coupled with a $122.0 million decrease in the average balance of such loans.

Interest income on multi-family, commercial real estate and construction loans increased $15.8 million to $164.9 million for the nine months ended September 30, 2004, from $149.1 million for the nine months ended September 30, 2003, which was primarily the result of an increase of $731.1 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.53% for the nine months ended September 30, 2004, from 7.55% for the nine months ended September 30, 2003.

The principal reasons for the changes in the average yields and average balances of our loans for the nine months ended September 30, 2004 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2004, previously discussed.

Interest income on mortgage-backed securities increased $10.9 million to $264.4 million for the nine months ended September 30, 2004, from $253.5 million for the nine months ended September 30, 2003. This increase was primarily the result of an increase in the average yield to 4.25% for the nine months ended September 30, 2004, from 4.01% for the nine months ended September 30, 2003, partially offset by a $126.3 million decrease in the average balance of the portfolio. The increase in the average yield on mortgage-backed securities reflects the impact of the significant reduction in net premium amortization in 2004, previously discussed. Net premium amortization on mortgage-backed securities decreased $50.5 million to $7.7 million for the nine months ended September 30, 2004, from $58.2 million for the nine months ended September 30, 2003. The benefit from the reduction in the amount of net premium amortization was partially offset by a reduction in coupon rates resulting from the substantial repayments and reinvestments we experienced in this portfolio, previously discussed.

Interest income on other securities decreased $13.6 million to $11.8 million for the nine months ended September 30, 2004, from $25.4 million for the nine months ended September 30, 2003. This decrease resulted from a decrease of $180.0 million in the average balance of this portfolio, coupled with a decrease in the average yield to 4.25% for the nine months ended September 30, 2004, from 6.15% for the nine months ended September 30, 2003. The decrease in the average balance was due to a decrease in the average balance of FHLB-NY stock reflecting the reduction in the level of FHLB-NY borrowings, coupled with a reduction in the levels of other securities as a result of securities which were called, sold or matured in 2003 and early 2004. The decrease in the average yield is primarily the result of the reduction in the FHLB-NY dividend. Dividends on FHLB-NY stock totaled $2.6 million for the nine months ended September 30, 2004 and $10.6 million for the nine months ended September 30, 2003.

Interest Expense

Interest expense for the three months ended September 30, 2004 decreased $25.4 million to $142.2 million, from $167.6 million for the three months ended September 30, 2003. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 2.70% for the three months ended September 30, 2004, from 3.24% for the three months ended September 30, 2003, partially offset by an increase of $369.7 million in the average balance of interest-bearing liabilities to $21.04 billion for the three months ended September 30, 2004, from $20.67 billion for the three months ended September 30, 2003. The decrease in the average cost of our interest-bearing liabilities reflects the impact of the repayment of certain higher cost borrowings as they matured and the refinancing of the remainder at substantially lower rates. The increase in the average balance of interest-bearing liabilities was primarily attributable to an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowed funds.

Interest expense on deposits increased $6.9 million to $62.1 million for the three months ended September 30, 2004, from $55.2 million for the three months ended September 30, 2003, primarily due to an increase of $800.1 million in the average balance of total deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit, savings and NOW and demand deposit accounts, partially offset by a decrease in the average balance of money market accounts. The average cost of deposits in each of the deposit categories slightly decreased for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, as a result of the low interest rate environment. However, our overall average cost of deposits increased to 2.06% for the three months ended September 30, 2004, from 1.96% for the three months ended September 30, 2003, primarily due to the significant increase in the average balance of certificates of deposit.

Interest expense on certificates of deposit increased $7.6 million resulting from an increase of $1.02 billion in the average balance, partially offset by a decrease in the average cost to 3.56% for the three months ended September 30, 2004, from 3.67% for the three months ended September 30, 2003. The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings. During the three months ended September 30, 2004, $706.5 million of certificates of deposit, with a weighted average rate of 1.88% and a weighted average maturity at inception of fifteen months, matured and $1.04 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.67% and a weighted average maturity at inception of nineteen months. The impact of the issuance or repricing of certificates of deposit at higher rates than those maturing is expected to be reflected in the average cost of certificates of deposit going forward.

Interest expense on money market accounts decreased $513,000 reflecting a decrease of $290.3 million in the average balance, coupled with a decrease in the average cost to 0.56% for the three months ended September 30, 2004, from 0.59% for the three months ended September 30, 2003. The decrease in the average balance of money market accounts is attributable to continued intense competition for these accounts, as previously discussed. Interest paid on money market accounts is on a tiered basis with 81.0% of the balance at September 30, 2004 in the highest tier (accounts with balances of $50,000 and higher). We increased the rate paid on the highest tier at the end of the 2004 third quarter from 0.60% to 0.75%.

Interest expense on savings accounts decreased $110,000 which was attributable to a decrease in the average cost to 0.40% for the three months ended September 30, 2004, from 0.43% for the three months ended September 30, 2003, partially offset by an increase of $50.1 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $59,000 as a result of a decrease in the average cost to 0.06% for the three months ended September 30, 2004, from 0.08% for the three months ended September 30, 2003, slightly offset by an increase of $16.5 million in the average balance of these accounts.

Interest expense on borrowed funds for the three months ended September 30, 2004 decreased $32.3 million to $80.1 million, from $112.4 million for the three months ended September 30, 2003, resulting from a decrease in the average cost of borrowings to 3.56% for the three months ended September 30, 2004, from 4.77% for the three months ended September 30, 2003, coupled with a decrease of $430.4 million in the average balance. The decrease in the average cost of borrowings is the result of the repayment of certain higher cost borrowings as they matured and the refinancing of the remainder at substantially lower rates. The decrease in the average balance of borrowed funds was primarily the result of the repayment of certain higher cost borrowings as they matured, primarily through the increase in certificates of deposits opened as a result of our successful 2004 certificate of deposit marketing campaign, previously discussed.

Interest expense for the nine months ended September 30, 2004 decreased $86.1 million to $428.1 million, from $514.2 million for the nine months ended September 30, 2003. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 2.74% for the nine months ended September 30, 2004, from 3.29% for the nine months ended September 30, 2003, slightly offset by an increase in the average balance of interest-bearing liabilities to $20.82 billion for the nine months ended September 30, 2004, from $20.81 billion for the nine months ended September 30, 2003. Consistent with the changes noted for the three months ended September 30, 2004, the decrease in the overall average cost of our interest-bearing liabilities reflects the impact of the repayment and refinancing of higher cost borrowings as they matured at substantially lower rates. The slight increase in the average balance of interest-bearing liabilities was primarily attributable to an increase in the average balance of deposits, substantially offset by a decrease in the average balance of borrowed funds.

Interest expense on deposits increased $2.6 million to $173.2 million for the nine months ended September 30, 2004, from $170.6 million for the nine months ended September 30, 2003, reflecting an increase of $462.5 million in the average balance of total deposits, partially offset by a decrease in the average cost of deposits to 1.98% for the nine months ended September 30, 2004, from 2.03% for the nine months ended September 30, 2003. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit, savings and NOW and demand deposit accounts, partially offset by a decrease in the average balance of money market accounts. The decrease in the average cost of total deposits was driven by decreases in rates in all deposit categories as a result of the low interest rate environment.

Interest expense on certificates of deposit increased $8.2 million resulting from an increase of $649.6 million in the average balance, partially offset by a decrease in the average cost to 3.51% for the nine months ended September 30, 2004, from 3.73% for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, $2.94 billion of certificates of deposit, with a weighted average rate of 2.21% and a weighted average maturity at inception of fourteen months, matured and $3.93 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.62% and a weighted average maturity at inception of twenty months.

Interest expense on money market accounts decreased $3.6 million reflecting a decrease in the average cost to 0.55% for the nine months ended September 30, 2004, from 0.75% for the nine months ended September 30, 2003, coupled with a decrease of $328.3 million in the average balance of such accounts.

Interest expense on savings accounts decreased $1.3 million which was attributable to a decrease in the average cost to 0.40% for the nine months ended September 30, 2004, from 0.47% for the nine months ended September 30, 2003, partially offset by an increase of $87.2 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $620,000 as a result of a decrease in the average cost to 0.06% for the nine months ended September 30, 2004, from 0.12% for the nine months ended September 30, 2003, partially offset by an increase of $53.9 million in the average balance of these accounts.

Interest expense on borrowed funds for the nine months ended September 30, 2004 decreased $88.8 million to $254.8 million, from $343.6 million for the nine months ended September 30, 2003, resulting from a decrease in the average cost of borrowings to 3.71% for the nine months ended September 30, 2004, from 4.77% for the nine months ended September 30, 2003, coupled with a decrease of $455.4 million in the average balance.

The principal reasons for the changes in the average costs and average balances of deposits and borrowings noted above for the nine months ended September 30, 2004 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2004, previously discussed.

Provision for Loan Losses

During the three and nine months ended September 30, 2004 and 2003, no provision for loan losses was recorded. We review our allowance for loan losses on a quarterly basis. Our 2004 analyses did not indicate that a change in our allowance for loan losses was warranted. Our net charge-off experience during the three and nine months ended September 30, 2004 remained at an annualized rate of less than one basis point of average loans outstanding for the periods. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $82.8 million at September 30, 2004 and $83.1 million at December 31, 2003. Net loan charge-offs totaled $15,000 for the three months ended September 30, 2004 compared to $185,000 for the three months ended September 30, 2003 and totaled $318,000 for the nine months ended September 30, 2004 compared to $341,000 for the nine months ended September 30, 2003. Non-performing loans decreased $2.7 million to $27.0 million at September 30, 2004, from $29.7 million at December 31, 2003. The allowance for loan losses as a percentage of non-performing loans increased to 306.78% at September 30, 2004, from 280.10% at December 31, 2003, primarily due to the decrease in non-performing loans from December 31, 2003 to September 30, 2004. The allowance for loan losses as a percentage of total loans was 0.65% at September 30, 2004 and 0.66% at December 31, 2003. For further discussion of non-performing loans and the allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended September 30, 2004 decreased $9.9 million, to $24.0 million, from $33.9 million for the three months ended September 30, 2003, primarily due to decreases in mortgage banking income, net and net gain on sales of securities. For the nine months ended September 30, 2004, non-interest income decreased $17.3 million to $74.0 million, from $91.3 million for the nine months ended September 30, 2003, primarily due to decreases in net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; other loan fees and customer service fees.

Net gain on sales of securities totaled $2.3 million for the three months ended September 30, 2004 compared to $4.5 million for the three months ended September 30, 2003 and totaled $4.7 million for the nine months ended September 30, 2004 compared to $14.7 million for the nine months ended September 30, 2003. During 2004, we sold other securities with an amortized cost of $20.3 million at a net gain of $2.4 million during the first quarter and mortgage-backed securities with an amortized cost of $145.2 million at a net gain of $2.3 million during the third quarter. During 2003, we sold mortgage-backed securities with an amortized cost of $199.7 million at a net gain of $2.2 million during the first quarter; mortgage-backed securities with an amortized cost of $619.8 million at a net gain of $8.0 million during the second quarter; and other securities with an amortized cost of $45.6 million at a net gain of $4.5 million during the third quarter. Gains on sales of securities were used as a natural hedge to offset MSR valuation allowance adjustments caused by the impairment of MSR.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $7.2 million to net mortgage banking loss of $1.2 million for the three months ended September 30, 2004, compared to net mortgage banking income of $6.0 million for the three months ended September 30, 2003. This decrease was primarily due to a provision recorded in the valuation allowance for the impairment of MSR for the three months ended September 30, 2004, compared to a recovery recorded for the three months ended September 30, 2003, and a decrease in net gain on sales of loans, partially offset by a decrease in amortization of MSR. For the nine months ended September 30, 2004, net mortgage banking income decreased $2.1 million to $3.9 million, compared to $6.0 million for the nine months ended September 30, 2003. The decrease for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to decreases in net gain on sales of loans and loan servicing fees, partially offset by a decrease in amortization of MSR and an increase in the recovery recorded in the valuation allowance for the impairment of MSR.

Net gain on sales of loans decreased $3.6 million to $712,000 for the three months ended September 30, 2004, from $4.3 million for the three months ended September 30, 2003 and decreased $7.4 million to $2.8 million for the nine months ended September 30, 2004, from $10.2 million for the nine months ended September 30, 2003. The decreases in net gain on sales of loans were primarily due to decreases in the volume of fixed rate loans originated and sold into the secondary market, coupled with less favorable pricing opportunities for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Loan servicing fees, which include all contractual and ancillary servicing revenue we receive, decreased $455,000 to $1.4 million for the three months ended September 30, 2004, from $1.8 million for the three months ended September 30, 2003 and decreased $1.8 million to $4.4 million for the nine months ended September 30, 2004, from $6.2 million for the nine months ended September 30, 2003, primarily as a result of a decrease in the balance of loans serviced for others to $1.71 billion at September 30, 2004, from $1.98 billion at September 30, 2003. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales. Amortization of MSR decreased $1.6 million to $1.4 million for the three months ended September 30, 2004, from $3.0 million for the three months ended September 30, 2003 and decreased $5.4 million to $5.2 million for the nine months ended September 30, 2004, from $10.6 million for the nine months ended September 30, 2003. The decrease in MSR amortization is attributable to the reduction in the level of mortgage loan repayments as a result of the decrease in mortgage loan refinance activity previously discussed. We recorded a provision in the valuation allowance for the impairment of MSR of $1.9 million for the three months ended September 30, 2004 and a recovery of $1.9 million for the nine months ended September 30, 2004, compared to recoveries of $2.9 million for the three months ended September 30, 2003 and $157,000 for the nine months ended September 30, 2003. The provision recorded during the three months ended September 30, 2004 reflects an increase in projected loan prepayment speeds as of September 30, 2004 compared to June 30, 2004, which was a result of the decrease in interest rates during the 2004 third quarter. However, the projected loan prepayment speeds as of September 30, 2004 have decreased from December 31, 2003, as a result of the increase in interest rates during that period, resulting in a recovery in the valuation allowance for the impairment of MSR for the nine months ended September 30, 2004. The recovery recorded for the three months ended September 30, 2003 reflected the decrease in projected loan prepayment speeds as of September 30, 2003 compared to June 30, 2003 resulting from the increase in interest rates in the 2003 third quarter.

Income from BOLI decreased $721,000 to $4.2 million for the three months ended September 30, 2004, from $4.9 million for the three months ended September 30, 2003 and decreased $2.3 million to $12.9 million for the nine months ended September 30, 2004, from $15.2 million for the nine months ended September 30, 2003. These decreases are primarily attributable to a reduction in the yield on the BOLI investment as a result of the low interest rate environment.

Customer service fees increased $230,000 to $15.3 million for the three months ended September 30, 2004, from $15.1 million for the three months ended September 30, 2003 and decreased $2.1 million to $43.6 million for the nine months ended September 30, 2004, from $45.7 million for the nine months ended September 30, 2003. The increase in customer service fees for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to an increase in commissions on sales of annuities. The decrease in customer service fees for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to a decrease in debit card interchange fees, resulting from a decrease in the fees we receive from our service provider on our customers' signature based debit card transactions and a decrease in business checking account fees. We reduced the minimum balance requirements on our business checking accounts and increased the number of free transactions at the end of 2003 in an effort to grow our business checking deposits.

Other loan fees decreased $815,000 to $1.2 million for the three months ended September 30, 2004, from $2.0 million for the three months ended September 30, 2003 and decreased $2.3 million to $3.6 million for the nine months ended September 30, 2004, from $5.9 million for the nine months ended September 30, 2003, primarily due to decreases in mortgage related fees due to the decrease in loan origination and refinance activity previously discussed.

Non-Interest Expense

Non-interest expense increased $7.8 million to $59.2 million for the three months ended September 30, 2004, from $51.4 million for the three months ended September 30, 2003 and increased $16.4 million to $171.6 million for the nine months ended September 30, 2004, from $155.2 million for the nine months ended September 30, 2003. The increases in non-interest expense were primarily due to increases in compensation and benefits expense, occupancy, equipment and systems expense and other expense.

Compensation and benefits expense increased $3.3 million to $30.5 million for the three months ended September 30, 2004, from $27.2 million for the three months ended September 30, 2003 and increased $7.9 million to $91.5 million for the nine months ended September 30, 2004, from $83.6 million for the nine months ended September 30, 2003. The increases were primarily attributable to increases in salary expense and ESOP expense. The increases in salary expense were primarily attributable to an increase in estimated corporate bonuses for 2004 compared to 2003. No bonuses were paid to executive management for 2003. The increases in ESOP expense were primarily attributable to a higher average market value of our common stock during the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Occupancy, equipment and systems expense increased $849,000 to $15.9 million for the three months ended September 30, 2004, from $15.1 million for the three months ended September 30, 2003 and increased $3.5 million to $48.4 million for the nine months ended September 30, 2004, from $44.9 million for the nine months ended September 30, 2003. These increases resulted from increases in furniture, fixtures and computer equipment expense and computer equipment depreciation as a result of systems enhancements over the past year. In addition, the increase for the nine months ended September 30, 2004 also resulted from an increase in office building expense, resulting from increased maintenance costs, primarily snow removal costs in the 2004 first quarter due to the harsh winter.

Other expense increased $3.5 million to $10.6 million for the three months ended September 30, 2004, from $7.1 million for the three months ended September 30, 2003 and increased $4.6 million to $25.2 million for the nine months ended September 30, 2004, from $20.6 million for the nine months ended September 30, 2003, primarily due to a $3.2 million arbitration settlement resulting from the final disposition of a compensation dispute between us and three former directors of Long Island Bancorp, Inc. and increased legal fees and other costs as a result of increased activity in preparation for trial in the action entitled The Long Island Savings Bank, FSB et al. vs. The United States pending in the United States Court of Federal Claims which has now been scheduled by the court for trial commencing January 18, 2005.

Our percentage of general and administrative expense to average assets increased to 1.04% for the three months ended September 30, 2004 and 1.02% for the nine months ended September 30, 2004, from 0.92% for the three months ended September 30, 2003 and 0.91% for the nine months ended September 30, 2003. These increases are primarily attributable to the previously discussed increases in general and administrative expense for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 40.56% for the three months ended September 30, 2004 and 40.49% for the nine months ended September 30, 2004, compared to 45.29% for the three months ended September 30, 2003 and 41.26% for the nine months ended September 30, 2003. The decreases in the efficiency ratios for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 are primarily due to the previously discussed increases in net interest income.

Income Tax Expense

Income tax expense totaled $28.6 million for the three months ended September 30, 2004, compared to $20.5 million for the three months ended September 30, 2003, representing an effective tax rate of 33.0% for both periods. For the nine months ended September 30, 2004, income tax expense totaled $83.1 million, representing an effective tax rate of 33.0%, compared to $72.1 million, representing an effective tax rate of 32.6%, for the nine months ended September 30, 2003.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at September 30, 2004 and December 31, 2003. In addition to non-performing assets, we had $1.1 million of potential problem loans at September 30, 2004 compared to $839,000 at December 31, 2003. Such loans are 60-89 days delinquent as shown on page 42.

                                                    At September 30,   At December 31,
(Dollars in Thousands)                                    2004              2003
--------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)                $25,871           $28,321
Non-accrual delinquent consumer and other loans              769               792
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                               351               563
--------------------------------------------------------------------------------------
Total non-performing loans                                26,991            29,676

Real estate owned, net (3)                                   378             1,635
--------------------------------------------------------------------------------------
Total non-performing assets                              $27,369           $31,311
======================================================================================

Non-performing loans to total loans                         0.21%             0.23%
Non-performing loans to total assets                        0.12              0.13
Non-performing assets to total assets                       0.12              0.14
Allowance for loan losses to non-performing loans         306.78            280.10
Allowance for loan losses to total loans                    0.65              0.66

(1) Includes multi-family and commercial real estate loans totaling $6.2 million at September 30, 2004 and $6.1 million at December 31, 2003.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due, and are primarily secured by one-to-four family properties.

(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

We discontinue accruing interest when loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of September 30, 2004, $7.9 million of loans classified as non-performing had missed only two payments. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.3 million for the nine months ended September 30, 2004 and $1.9 million for the year ended December 31, 2003. This compares to actual payments recorded as interest income, with respect to such loans, of $659,000 for the nine months ended September 30, 2004 and $1.2 million for the year ended December 31, 2003.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $2.8 million at September 30, 2004 and $3.9 million at December 31, 2003.

Delinquent Loans

The following table shows a comparison of delinquent loans at September 30, 2004 and December 31, 2003.

                                         At September 30, 2004                At December 31, 2003
                                  -----------------------------------------------------------------------
                                     60-89 Days      90 Days or More      60-89 Days      90 Days or More
                                  -----------------------------------------------------------------------
                                  Number            Number             Number            Number
                                    of                of                 of                of
(Dollars in Thousands)             Loans   Amount    Loans    Amount    Loans   Amount    Loans    Amount
---------------------------------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family                4     $  242     114    $19,995      5      $192      143    $22,744
   Multi-family                      1        233      12      4,222      1        60       10      3,448
   Commercial real estate           --         --       3      2,005     --        --        4      2,692

Consumer and other loans            70        651      88        769     83       587       90        792
---------------------------------------------------------------------------------------------------------

Total delinquent loans              75     $1,126     217    $26,991     89      $839      247    $29,676
=========================================================================================================
Delinquent loans to total loans              0.01%              0.21%            0.01%               0.23%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the nine months ended September 30, 2004.

                                                                  (In Thousands)
                                                                  --------------
Balance at December 31, 2003                                            $83,121
Provision charged to operations                                              --
Charge-offs:
   One-to-four family                                                      (190)
   Consumer and other loans                                                (498)
--------------------------------------------------------------------------------
Total charge-offs                                                          (688)
--------------------------------------------------------------------------------
Recoveries:
   One-to-four family                                                        76
   Consumer and other loans                                                 294
--------------------------------------------------------------------------------
Total recoveries                                                            370
--------------------------------------------------------------------------------
Net charge-offs                                                            (318)
--------------------------------------------------------------------------------
Balance at September 30, 2004                                           $82,803
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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 44, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at September 30, 2004 was positive 1.17%. This compares to a one-year cumulative gap of negative 6.83% at December 31, 2003. The change in our one-year cumulative gap is primarily attributable to a decrease in borrowings due in one year or less at September 30, 2004, as compared to December 31, 2003, as a result of the repayment or refinancing of medium-term borrowings which matured during the nine months ended September 30, 2004, partially offset by a decrease in estimated mortgage loan repayments as of September 30, 2004, as compared to December 31, 2003, as a result of the decrease in refinance activity previously discussed.

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

                                                                 At September 30, 2004
                                          ------------------------------------------------------------------
                                                        More than     More than
                                                        One Year     Three Years
                                           One Year        to             to        More than
(Dollars in Thousands)                      or Less    Three Years    Five Years    Five Years      Total
------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                     $3,008,129   $3,037,511    $5,376,325    $   810,193   $12,232,158
   Consumer and other loans (1)              458,068       28,610            --             --       486,678
   Federal funds sold and
      repurchase agreements                  126,535           --            --             --       126,535
   Mortgage-backed and other
      securities available-for-sale and
      FHLB stock                             791,425      685,738       392,710        796,003     2,665,876
   Mortgage-backed and other securities
      held-to-maturity                     1,707,712    2,023,988     1,136,530      1,372,230     6,240,460
------------------------------------------------------------------------------------------------------------
Total interest-earning assets              6,091,869    5,775,847     6,905,565      2,978,426    21,751,707
Net unamortized purchase premiums
   and deferred costs (2)                     17,462       14,828        29,994          2,298        64,582
------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)            6,109,331    5,790,675     6,935,559      2,980,724    21,816,289
------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
   Savings                                   163,061      326,120       326,120      2,146,959     2,962,260
   Money market                              856,805       17,007        17,007        127,552     1,018,371
   NOW and demand deposit                     43,643       87,287        87,287      1,315,711     1,533,928
   Certificates of deposit                 2,382,747    3,278,962       840,132        153,469     6,655,310
   Borrowed funds, net (4)                 2,396,739    3,042,601     3,098,778        377,722     8,915,840
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         5,842,995    6,751,977     4,369,324      4,121,413    21,085,709
------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                     266,336     (961,302)    2,566,235     (1,140,689)  $   730,580
============================================================================================================
Cumulative interest sensitivity gap       $  266,336   $ (694,966)   $1,871,269    $   730,580
============================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets          1.17%       (3.05)%        8.22%          3.21%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities               104.56%       94.48%       111.03%        103.46%

(1) Mortgage and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)  Net unamortized purchase premiums and deferred costs are prorated.

(3)  Includes securities available-for-sale at amortized cost.

(4) Excludes the hedge accounting adjustment on our Junior Subordinated Debentures.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2004 would decrease by approximately 1.66% from the base projection. At December 31, 2003, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 0.54% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2004 would decrease by approximately 1.80% from the base projection. At December 31, 2003, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 3.46% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from the NII sensitivity analysis. These include income from BOLI, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2004 would increase by approximately $6.5 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2004 would decrease by approximately $5.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended September 30, 2004.

                                                        Total Number           Maximum
                              Total                      of Shares         Number of Shares
                            Number of     Average    Purchased as Part     that May Yet Be
                              Shares    Price Paid      of Publicly      Purchased Under the
       Period               Purchased    per Share    Announced Plans           Plans
--------------------------------------------------------------------------------------------
July 1, 2004 through
   July 31, 2004              330,000     $34.76           330,000            7,728,200
August 1, 2004 through
   August 31, 2004          1,103,500     $35.47         1,103,500            6,624,700
September 1, 2004 through
   September 30, 2004         566,500     $36.38           566,500            6,058,200
--------------------------------------------------------------------------------------------
Total                       2,000,000     $35.61         2,000,000
============================================================================================

During the quarter ended September 30, 2004, we completed our ninth stock repurchase plan, which was approved by our Board of Directors on October 16, 2002. This plan authorized the purchase, at management's discretion, of 10,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 8,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Stock repurchases under our tenth stock repurchase plan commenced immediately following the completion of the ninth stock repurchase plan on July 9, 2004.

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

                                                  Astoria Financial Corporation


Dated: November 5, 2004                       By: /s/ Monte N. Redman
                                                  ------------------------------
                                                  Monte N. Redman
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

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