Form 10-K
period 2004-12-31
ASTORIA FINANCIAL CORP
filed 2005-03-09
CIK 910322

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number 001-11967

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

                                                           Name of each exchange
      Title of each class                                   on which registered
    Common Stock, par value                                      New York
  $.01 per share, and related                                 Stock Exchange
preferred share purchase rights

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

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2004, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $2.70 billion. The number of shares of the registrant's Common Stock outstanding as of March 2, 2005 was 109,751,265 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 18, 2005 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2004, are incorporated by reference into Part III.

================================================================================

                          ASTORIA FINANCIAL CORPORATION
                         2004 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
Part I

Item 1.      Business..............................................................2
Item 2.      Properties...........................................................29
Item 3.      Legal Proceedings....................................................29
Item 4.      Submission of Matters to a Vote of Security Holders..................30

Part II

Item 5.      Market for Astoria Financial Corporation's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity Securities.....30
Item 6.      Selected Financial Data..............................................32
Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................34
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...........68
Item 8.      Financial Statements and Supplementary Data..........................70
Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..............................................70
Item 9A.     Controls and Procedures..............................................71
Item 9B.     Other Information....................................................71

Part III

Item 10.     Directors and Executive Officers of Astoria Financial Corporation....71
Item 11.     Executive Compensation...............................................72
Item 12.     Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters.......................................72
Item 13.     Certain Relationships and Related Transactions.......................72
Item 14.     Principal Accountant Fees and Services...............................73

Part IV

Item 15.     Exhibits and Financial Statement Schedules...........................73

SIGNATURES........................................................................74

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

     o changes in the interest rate environment may reduce interest margins or affect the value of our investments;

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

                                     PART I

As used in this Form 10-K, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries, principally Astoria Federal Savings and Loan Association.

All share and per share data included in this Form 10-K have been retroactively adjusted to reflect the three-for-two common stock split in the form of a 50% stock dividend which was declared by our Board of Directors on January 19, 2005. On March 1, 2005 stockholders received one additional share of our common stock for every two shares owned.

ITEM 1. BUSINESS

General

We are a Delaware corporation organized in 1993 as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association and its consolidated subsidiaries, or Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowed funds, primarily in one-to-four family mortgage loans, mortgage-backed securities, multi-family mortgage loans and commercial real estate loans. To a smaller degree, Astoria Federal also invests in construction loans and consumer and other loans. In addition, Astoria Federal invests in U.S. government, government agency and government-sponsored enterprise, or GSE, securities and other investments permitted by federal laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense and income tax expense. Non-interest income generally includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of compensation and benefits; occupancy, equipment and systems expense; federal deposit insurance premiums; advertising; and other operating expenses. Other non-interest expense consisted of a loss on extinguishment of debt in 2002 and, prior to January 1, 2002, amortization of goodwill. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

In addition to Astoria Federal, Astoria Financial Corporation has two other subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. provides insurance products primarily to the customers of Astoria Federal. AF Insurance Agency, Inc. is a wholly-owned subsidiary which is consolidated with Astoria Financial Corporation for financial reporting purposes. Our other subsidiary, Astoria Capital Trust I, is not consolidated with Astoria Financial Corporation for financial reporting purposes as a result of our adoption of Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46(R), effective January 1, 2004. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria

Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have substantially identical repayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria
Capital Trust I under the trust agreement relating to the Capital Securities.

We have acquired, and may continue to acquire or organize either directly or indirectly through Astoria Federal, other subsidiaries and financial institutions. We continue to evaluate merger and acquisition activity as part of our strategic objective for long term growth.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of construction and consumer and other loans. At December 31, 2004, our loan portfolio totaled $13.26 billion, or 56.6% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in the New York metropolitan area or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases totaled $4.35 billion for the year ended December 31, 2004 and $7.29 billion for the year ended December 31, 2003. Mortgage loan originations include originations of loans held-for-sale totaling $323.2 million for the year ended December 31, 2004 and $613.3 million for the year ended December 31, 2003. Our retail loan origination program accounted for $1.83 billion of originations during 2004 and $3.14 billion of originations during 2003. We also have an extensive broker network in twenty-three states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois, California, Florida, Michigan, New Hampshire, Rhode Island, Missouri, Tennessee, Indiana, Kentucky and Alabama; and the District of Columbia. Our broker loan origination program consists of relationships with mortgage brokers and accounted for $1.36 billion of originations during 2004 and $2.61 billion of originations during 2003. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers in forty-four states and the District of Columbia and accounted for purchases of $1.16 billion during 2004 and $1.54 billion during 2003. Mortgage loans purchased through our third party loan origination program are subject to the same underwriting standards as our retail and broker originations. See the "Loan Portfolio Composition" table on page 7 and the "Loan Maturity, Repricing and Activity" tables on pages 8 and 9.

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

At December 31, 2004, $9.05 billion, or 68.7%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $8.42 billion, or 93.0%, were adjustable rate mortgage, or ARM, loans. Our ARM loan portfolio consists primarily of hybrid ARM loans. We currently offer ARM loans which initially have a fixed rate for one, three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The one, three, five and seven year ARM loans have terms of up to forty years and the ten year ARM loans have terms of up to thirty years. We also offer interest only ARM loans, generally with thirty year terms, which have an initial fixed rate for three, five or seven years and convert into one year interest only ARM loans at the end of the initial fixed rate period. The interest only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.

All ARM loans we offer have annual and lifetime interest rate ceilings and floors. Generally, ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, once in the adjustment period the underlying payments of the borrower rise, increasing the potential for default. ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination. We determine the initial discounted rate in accordance with market and competitive factors. To recognize the credit risks associated with ARM loans initially offered below their fully-indexed rates, we generally underwrite our one-year ARM loans assuming a rate equal to 200 basis points over the initial discounted rate, but not less than 7.00%. For ARM loans with longer adjustment periods, and therefore less credit risk due to the longer period for the borrower's income to adjust to anticipated higher future payments, we underwrite the loans using the initial rate, which may be a discounted rate. We use the same underwriting standards for our retail, broker and third party mortgage loan originations.

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

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various GSEs or other investors with either servicing retained or released. Generally, the sale of such loans is arranged through a master commitment either on a mandatory delivery or best efforts basis. At December 31, 2004, loans serviced for others totaled $1.67 billion.

One-to-four family loan originations and purchases, including originations of loans held-for-sale, decreased $2.37 billion to $3.20 billion in 2004, from $5.57 billion in 2003. This decrease was primarily the result of the decrease in mortgage refinance activity due to the increase in interest rates during the second half of 2003 and the full year of 2004.

Multi-Family and Commercial Real Estate Lending

While we continue to primarily be a one-to-four family mortgage lender, over the past several years we have increased our emphasis on multi-family and commercial real estate loan originations. As of December 31, 2004, our total loan portfolio contained $2.56 billion, or 19.4%, of multi-family mortgage loans and $944.9 million, or 7.2%, of commercial real estate loans. During 2004, we originated $1.05 billion of multi-family, commercial real estate and mixed use loans compared to $1.65 billion in 2003. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.

The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans generally are provided as five to fifteen year term balloon loans amortized over fifteen to thirty years. Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, although, to a smaller degree, we also originate loans throughout New York State and in various other states including New Jersey, Connecticut, Pennsylvania, Florida, Massachusetts, Delaware and Maryland. Originations in states other than New York represented 19.4% of our total originations of multi-family and commercial real estate loans in 2004, of which 16.5% were originated in New Jersey and Connecticut. We are authorized by our Board of Directors to further expand the areas in which we originate multi-family and commercial real estate loans. In making such loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current policy is to require a minimum debt service coverage ratio of 1.20 times for multi-family and commercial real estate loans. Additionally, on multi-family loans, our current policy is to finance up to 80% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 80% of the appraised value on refinances. On commercial real estate loans, our current policy is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loans on purchases or 75% of the appraised value on refinances.

The majority of the multi-family loans in our portfolio are secured by six- to fifty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2004, our single largest multi-family loan had an outstanding balance of $10.9 million and was current and secured by a 281-unit apartment complex in Bronx, New York. At December 31, 2004, the average balance of loans in our multi-family portfolio was approximately $700,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2004, our single largest commercial real estate loan had an outstanding principal balance of $7.9 million and was current and secured by a multi-story office building in Mineola, New York. At December 31, 2004, the average balance of loans in our commercial real estate portfolio was approximately $1.1 million.

Historically, multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. As such, these loans require more ongoing evaluation and monitoring. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

Construction Loans

As of December 31, 2004, $117.8 million, or 0.9%, of our total loan portfolio consisted of construction loans. We offer construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate. Generally, we offer construction loans up to a maximum of $10.0 million. As of December 31, 2004, our average construction loan commitment was approximately $2.9 million and the average outstanding balance of loans in our construction loan portfolio was approximately $1.5 million.

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

Consumer and Other Loans

At December 31, 2004, $507.3 million, or 3.9%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. We also offer overdraft protection, lines of credit, commercial loans, passbook loans and student loans. Consumer and other loans, with the exception of home equity and commercial lines of credit, are offered primarily on a fixed rate, short-term basis. The underwriting standards we employ for consumer and other loans include a determination of the borrower's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the credit worthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. Our consumer and other loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than one-to-four family mortgage loans.

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

Included in consumer and other loans were $21.8 million of commercial business loans at December 31, 2004. These loans are underwritten based upon the earnings of the borrower and the value of the collateral securing such loans, if any.

Loan Approval Procedures and Authority

Except for individual loans in excess of $15.0 million or when the overall lending relationship exceeds $60.0 million (unless the Board of Directors has set a higher limit with respect to a particular borrower), mortgage loan approval authority has been delegated by the Board of Directors to our underwriters and Loan Committee, which consists of certain members of executive management and other Astoria Federal officers. For loans between $10.0 million and $15.0 million, the approval of two non-officer directors is also required.

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

                                                                 At December 31,
                                    ------------------------------------------------------------------------
                                             2004                    2003                    2002
                                    ------------------------------------------------------------------------
                                                  Percent                 Percent                 Percent
                                                     of                      of                      of
(Dollars in Thousands)                 Amount      Total       Amount      Total       Amount      Total
------------------------------------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $ 9,054,747     68.68%  $ 8,971,048     71.13%  $ 9,209,360     76.86%
   Multi-family                       2,558,935     19.41     2,230,414     17.69     1,599,985     13.35
   Commercial real estate               944,859      7.17       880,296      6.98       744,623      6.21
   Construction                         117,766      0.89        99,046      0.79        56,475      0.47
------------------------------------------------------------------------------------------------------------

Total mortgage loans                 12,676,307     96.15    12,180,804     96.59    11,610,443     96.89
------------------------------------------------------------------------------------------------------------

Consumer and other loans (gross):
   Home equity                          466,087      3.53       386,846      3.07       323,494      2.70
   Commercial                            21,819      0.17        21,937      0.17        22,569      0.19
   Lines of Credit, Overdraft            11,835      0.09        12,963      0.10        15,475      0.13
   Other                                  7,547      0.06         8,400      0.07        11,100      0.09
------------------------------------------------------------------------------------------------------------

Total consumer and other loans          507,288      3.85       430,146      3.41       372,638      3.11
------------------------------------------------------------------------------------------------------------

Total loans (gross)                  13,183,595    100.00%   12,610,950    100.00%   11,983,081    100.00%

Net unamortized premiums
   and deferred loan costs               79,684                  76,037                  76,280
------------------------------------------------------------------------------------------------------------

Total loans                          13,263,279              12,686,987              12,059,361

Allowance for loan losses               (82,758)                (83,121)                (83,546)
------------------------------------------------------------------------------------------------------------

Total loans, net                    $13,180,521             $12,603,866             $11,975,815
============================================================================================================

                                                   At December 31,
                                    ---------------------------------------------
                                             2001                    2000
                                    ---------------------------------------------
                                                  Percent                 Percent
                                                     of                      of
(Dollars in Thousands)                 Amount      Total       Amount      Total
---------------------------------------------------------------------------------
Mortgage loans (gross):
   One-to-four family               $10,105,063     83.59%  $ 9,850,390    86.79%
   Multi-family                       1,094,312      9.05       801,917     7.07
   Commercial real estate               598,334      4.95       480,211     4.23
   Construction                          50,739      0.42        34,599     0.30
---------------------------------------------------------------------------------

Total mortgage loans                 11,848,448     98.01    11,167,117    98.39
---------------------------------------------------------------------------------

Consumer and other loans (gross):
   Home equity                          189,259      1.57       133,748     1.18
   Commercial                            18,124      0.15         8,822     0.08
   Lines of Credit, Overdraft            18,046      0.15        20,603     0.18
   Other                                 14,765      0.12        19,383     0.17
---------------------------------------------------------------------------------

Total consumer and other loans          240,194      1.99       182,556     1.61
---------------------------------------------------------------------------------

Total loans (gross)                  12,088,642    100.00%   11,349,673   100.00%

Net unamortized premiums
   and deferred loan costs               78,619                  72,622
---------------------------------------------------------------------------------

Total loans                          12,167,261              11,422,295

Allowance for loan losses               (82,285)                (79,931)
---------------------------------------------------------------------------------

Total loans, net                    $12,084,976             $11,342,364
=================================================================================

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2004 and does not reflect the effect of prepayments or scheduled principal amortization.

                                                             At December 31, 2004
                               ------------------------------------------------------------------------------
                                 One-to-                                              Consumer
                                  Four        Multi-      Commercial                     and     Total Loans
(In Thousands)                   Family       Family     Real Estate   Construction     Other     Receivable
-------------------------------------------------------------------------------------------------------------
Amount due:
   Within one year             $    5,451   $    1,751     $  2,048      $ 74,176     $ 17,929   $   101,355

   After one year:
      One to three years           11,847       24,152        7,850        39,612       17,058       100,519
      Three to five years          51,379       17,289       19,458         3,978        7,654        99,758
      Five to ten years           451,643    1,094,355      487,974            --       12,185     2,046,157
      Ten to twenty years         358,522    1,075,960      398,807            --       14,679     1,847,968
      Over twenty years         8,175,905      345,428       28,722            --      437,783     8,987,838
-------------------------------------------------------------------------------------------------------------
Total due after one year        9,049,296    2,557,184      942,811        43,590      489,359    13,082,240
-------------------------------------------------------------------------------------------------------------

Total amount due               $9,054,747   $2,558,935     $944,859      $117,766     $507,288   $13,183,595

Net unamortized premiums and
   deferred loan costs                                                                                79,684
Allowance for loan losses                                                                            (82,758)
-------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                            $13,180,521
=============================================================================================================

The following table sets forth at December 31, 2004, the dollar amount of our loans receivable contractually maturing after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates. Our hybrid ARM loans are classified as adjustable rate loans.

                               Maturing After December 31, 2005
                            --------------------------------------
(In Thousands)                 Fixed      Adjustable      Total
------------------------------------------------------------------
Mortgage loans:
   One-to-four family       $  630,618   $ 8,418,678   $ 9,049,296
   Multi-family                363,111     2,194,073     2,557,184
   Commercial real estate      109,174       833,637       942,811
   Construction                     --        43,590        43,590
Consumer and other loans        17,538       471,821       489,359
------------------------------------------------------------------
Total                       $1,120,441   $11,961,799   $13,082,240
------------------------------------------------------------------

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

                                                   For the Year Ended December 31,
                                               ---------------------------------------
(In Thousands)                                     2004          2003          2002
--------------------------------------------------------------------------------------
Mortgage loans (gross) (1):
   At beginning of year                        $12,202,231   $11,671,567   $11,889,940
      Mortgage loans originated:
         One-to-four family                      2,043,538     4,036,573     2,992,746
         Multi-family                              798,120     1,231,944       750,196
         Commercial real estate                    256,183       418,107       259,986
         Construction                               91,704        64,300        50,942
--------------------------------------------------------------------------------------
      Total mortgage loans originated            3,189,545     5,750,924     4,053,870
--------------------------------------------------------------------------------------
      Purchases of mortgage loans (2)            1,160,118     1,536,139     1,534,999
      Principal repayments                      (3,517,383)   (6,126,919)   (5,334,940)
      Sales of mortgage loans                     (322,079)     (645,908)     (463,984)
      Originations (in excess of) less than
         advances on construction loans            (12,189)       18,519        (6,076)
      Transfer of loans to real estate owned        (1,365)       (2,028)       (1,900)
      Net loans charged off                           (153)          (63)         (342)
--------------------------------------------------------------------------------------
   At end of year                              $12,698,725   $12,202,231   $11,671,567
======================================================================================
Consumer and other loans (gross) (3):
   At beginning of year                        $   431,792   $   374,183   $   242,092
      Consumer and other loans originated          333,393       286,238       279,905
      Principal repayments                        (253,156)     (225,113)     (143,592)
      Sales of consumer and other loans             (3,128)       (3,154)       (3,518)
      Net loans charged off                           (210)         (362)         (704)
--------------------------------------------------------------------------------------
   At end of year                              $   508,691   $   431,792   $   374,183
======================================================================================

(1) Includes loans classified as held-for-sale totaling $22.4 million, $21.4 million and $61.2 million at December 31, 2004, 2003 and 2002, respectively.

(2) Purchases of mortgage loans represent third party loan originations and are predominantly secured by one-to-four family properties.

(3) Includes loans classified as held-for-sale totaling $1.4 million, $1.6 million and $1.5 million at December 31, 2004, 2003 and 2002, respectively.

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

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets increased to $33.5 million at December 31, 2004, from $31.3 million at December 31, 2003. Non-performing loans, the most significant component of non-performing assets, increased $2.9 million to $32.6 million at December 31, 2004, from $29.7 million at December 31, 2003. The ratio of non-performing loans to total loans was 0.25% at December 31, 2004, compared to 0.23% at December 31, 2003. Our ratio of non-performing assets to total assets was 0.14% at December 31, 2004 and 2003. The allowance for loan losses as a percentage of total non-performing loans was 254.02% at December 31, 2004, compared to 280.10% at December 31, 2003. For a further discussion of the allowance for loan losses and non-performing assets and loans, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," or "MD&A."

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of December 31, 2004, $12.3 million of mortgage loans classified as non-performing had missed only two payments. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date, but not their interest due. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest. Such loans totaled $573,000 at December 31, 2004 and $563,000 at December 31, 2003.

The net carrying value of our REO totaled $920,000 at December 31, 2004 and $1.6 million at December 31, 2003 and consisted of one-to-four family properties. REO is carried net of all allowances for losses at the lower of cost or fair value less estimated selling costs.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our classified assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as special mention, substandard, doubtful or loss. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified. See the table on page 65 for additional information on our classified assets.

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

Impaired Loans

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established when the fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Our impaired loans at December 31, 2004, net of their related allowance for loan losses of $2.2 million, totaled $15.9 million. Interest income recognized on impaired loans amounted to $616,000 for the year ended December 31, 2004. For further detail on our impaired loans, see Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2004, our portfolio of mortgage-backed and other securities totaled $8.71 billion, or 37.2% of total assets.

Federally chartered savings associations have authority to invest in various types of assets, including U.S. Treasury obligations; securities of government agencies and GSEs; mortgage-backed securities, including collateralized mortgage obligations, or CMOs, and real estate mortgage investment conduits, or REMICs; certain certificates of deposit of insured banks and federally chartered savings associations; certain bankers acceptances; and, subject to certain limits, corporate securities, commercial paper and mutual funds. Our investment policy also permits us to invest in certain derivative financial instruments. We do not use derivatives for trading purposes. See Note 1 and Note 10 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data," for further discussion of such derivative financial instruments.

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. At December 31, 2004, our mortgage-backed securities totaled $8.54 billion, or 98.1% of total securities, of which $8.41 billion, or 96.5% of total securities, were REMIC and CMO mortgage-backed securities, substantially all of which had fixed rates. During the year ended December 31, 2004, we purchased $3.07 billion of REMIC and CMO mortgage-backed securities as a result of our redeployment of our cash flows in excess of our mortgage and other loan fundings. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available. Of the REMIC and CMO mortgage-backed securities portfolio, $7.85 billion, or 93.4%, are guaranteed by Fannie Mae, or FNMA, Freddie Mac, or FHLMC, or Ginnie Mae, or GNMA, as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. In addition to our REMIC and CMO mortgage-backed securities, at December 31, 2004, we had $135.7 million, or 1.6% of total securities, in mortgage-backed pass-through certificates guaranteed by either FNMA, FHLMC or GNMA.

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

The other securities portfolio totaled $167.7 million, or 1.9% of total securities, and consisted of FNMA and FHLMC preferred stock, obligations of states and political subdivisions and corporate debt and other securities. Included in the other securities portfolio are various securities, which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. As of December 31, 2004, the amortized cost of such callable securities totaled $125.1 million. No securities were called during the year ended December 31, 2004.

At December 31, 2004, our securities available-for-sale totaled $2.41 billion and our securities held-to-maturity totaled $6.30 billion. For a further discussion of our securities portfolio, see the tables on pages 13 and 14, Item 7, "MD&A" and Note 1 and Note 3 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System."

Federal Funds Sold and Repurchase Agreements

We invest in various money market instruments, including overnight and term federal funds and repurchase agreements (securities purchased under agreements to resell), although at December 31, 2004 and 2003 we had no investments in federal funds sold. Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For a further discussion of our federal funds sold and repurchase agreements, see Item 7, "MD&A" and Note 1 and Note 2 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data."

Securities Portfolio

The following table sets forth the composition of our available-for-sale and held-to-maturity securities portfolios at their respective carrying values in dollar amounts and in percentages of the portfolios at the dates indicated.

                                                                                At December 31,
                                                   ---------------------------------------------------------------------
                                                            2004                    2003                   2002
                                                   ---------------------------------------------------------------------
                                                                 Percent                 Percent                 Percent
(Dollars in Thousands)                               Amount     of Total     Amount     of Total     Amount     of Total
------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
      GSE pass-through certificates                $  126,570      5.26%   $  166,724      6.28%   $  249,459      8.93%
      REMICs and CMOs:
         GSE issuance                               2,077,902     86.33     2,227,851     83.90       616,552     22.08
         Non-GSE issuance                              75,715      3.15       103,740      3.91     1,587,622     56.86
   FNMA and FHLMC preferred stock                     123,548      5.13       131,361      4.95       136,682      4.89
   Other securities                                     3,148      0.13        25,316      0.96       202,266      7.24
------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                $2,406,883    100.00%   $2,654,992    100.00%   $2,792,581    100.00%
========================================================================================================================
Securities held-to-maturity:
   Mortgage-backed securities:
      GSE pass-through certificates                $    9,154      0.15%   $   14,345      0.25%   $   24,534      0.49%
      REMICs and CMOs:
         GSE issuance                               5,772,676     91.58     4,958,633     85.60     3,595,244     71.31
         Non-GSE issuance                             480,053      7.62       772,728     13.34     1,306,113     25.91
   Obligations of the U.S. Government
      and GSEs                                             --        --            --        --        65,776      1.30
   Obligations of states and political
      subdivisions and corporate debt securities       41,053      0.65        47,021      0.81        49,590      0.99
------------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                  $6,302,936    100.00%   $5,792,727    100.00%   $5,041,257    100.00%
========================================================================================================================

The following table sets forth the aggregate amortized cost and estimated fair value of our securities, substantially all of which are mortgage-backed securities, where the aggregate book value of securities from a single issuer exceeds ten percent of our stockholders' equity at December 31, 2004.

                                                          Amortized    Estimated
(In Thousands)                                              Cost      Fair Value
--------------------------------------------------------------------------------
FHLMC                                                    $5,021,986   $5,017,664
FNMA                                                      2,819,514    2,788,373
Countrywide Home Loans, Inc.                                182,942      183,373
FHLB-NY (1)                                                 164,456      164,447
Residential Funding Corporation Affiliates                  141,638      136,398

----------
(1)  Includes FHLB-NY stock.

The table below sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our repurchase agreements, FHLB-NY stock and mortgage-backed and other securities available-for-sale and held-to-maturity portfolios at December 31, 2004.

                                                          Within                 One to                 Five to
                                                         One Year              Five Years              Ten Years
                                                   --------------------   --------------------   --------------------
                                                               Weighted               Weighted               Weighted
                                                   Amortized    Average   Amortized    Average   Amortized    Average
(Dollars in Thousands)                                Cost       Yield       Cost       Yield       Cost       Yield
---------------------------------------------------------------------------------------------------------------------
Repurchase agreements                               $267,578     2.19%     $    --        --%     $    --        --%
=====================================================================================================================
FHLB-NY stock (1)(2)                                $     --       --%     $    --        --%     $    --        --%
=====================================================================================================================

Mortgage-backed and other securities
   available-for-sale:
   GSE pass-through certificates                    $     --       --%     $   687      6.15%     $13,262      6.86%
   REMICs and CMOs:
      GSE issuance                                        --       --          173      6.55           --        --
      Non-GSE issuance                                    --       --           --        --           --        --
   FNMA and FHLMC preferred stock (1)                     --       --           --        --           --        --
   Other securities                                      251     3.69        2,485      4.61           --        --
---------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                 $    251     3.69%     $ 3,345      5.03%     $13,262      6.86%
=====================================================================================================================

Mortgage-backed and other securities
   held-to-maturity:
   GSE pass-through certificates                    $      6     7.26%     $ 1,939      8.23%     $ 2,571      6.60%
   REMICs and CMOs:
      GSE issuance                                        --       --           --        --           --        --
      Non-GSE issuance                                    --       --           --        --           --        --
   Obligations of states and political
      subdivisions and corporate debt securities          --       --        9,987      5.80           --        --
---------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                   $      6     7.26%     $11,926      6.20%     $ 2,571      6.60%
=====================================================================================================================
                                                           Over
                                                         Ten Years                  Total Securities
                                                   ---------------------   ----------------------------------
                                                                Weighted                 Estimated   Weighted
                                                    Amortized    Average    Amortized       Fair      Average
(Dollars in Thousands)                                Cost        Yield        Cost        Value       Yield
-------------------------------------------------------------------------------------------------------------
Repurchase agreements                              $       --       --%    $  267,578   $  267,578     2.19%
=============================================================================================================
FHLB-NY stock (1)(2)                               $  163,700     2.22%    $  163,700   $  163,700     2.22%
=============================================================================================================

Mortgage-backed and other securities
   available-for-sale:
   GSE pass-through certificates                   $  109,080     4.59%    $  123,029   $  126,570     4.84%
   REMICs and CMOs:
      GSE issuance                                  2,125,376     3.98      2,125,549    2,077,902     3.98
      Non-GSE issuance                                 78,974     3.44         78,974       75,715     3.44
   FNMA and FHLMC preferred stock (1)                 123,495     5.86        123,495      123,548     5.86
   Other securities                                       416     3.58          3,152        3,148     4.40
-------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                $2,437,341     4.08%    $2,454,199   $2,406,883     4.10%
=============================================================================================================

Mortgage-backed and other securities
   held-to-maturity:
   GSE pass-through certificates                   $    4,638     8.24%    $    9,154   $    9,691     7.78%
   REMICs and CMOs:
      GSE issuance                                  5,772,676     4.48      5,772,676    5,778,885     4.48
      Non-GSE issuance                                480,053     4.43        480,053      476,707     4.43
   Obligations of states and political
      subdivisions and corporate debt securities       31,066     6.73         41,053       41,477     6.50
-------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                  $6,288,433     4.49%    $6,302,936   $6,306,760     4.49%
=============================================================================================================

(1) As equity securities have no maturities, they are classified in the over ten years category.

(2)  The carrying amount of FHLB-NY stock equals cost.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on our sales and marketing efforts, including our PEAK Process, new products, quality service, competitive rates and long-standing customer relationships to attract and retain these deposits. At December 31, 2004, our deposits totaled $12.32 billion. Of the total deposit balance, $1.55 billion, or 12.6%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2004.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We continue to experience intense competition for deposits, particularly money market and checking accounts, from certain local competitors who have offered these accounts at premium rates. We have not offered premium rates on these accounts because we do not consider it a cost effective strategy. Despite continued intense local competition for checking accounts, we have been successful in growing our total NOW and demand deposit account balances during the year ended December 31, 2004, including our business checking deposits. We continue to maintain a strong level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 44.4% of total deposits at December 31, 2004.

For a further discussion of our deposits, see the tables below and on page 16,
Item 7, "MD&A" and Note 7 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

The following table presents our deposit activity for the years indicated.

                                 For the Year Ended December 31,
                             ---------------------------------------
(Dollars in Thousands)           2004          2003          2002
--------------------------------------------------------------------
Opening balance              $11,186,594   $11,067,196   $10,903,693
Net deposits (withdrawals)       899,234      (105,853)     (124,497)
Interest credited                237,429       225,251       288,000
--------------------------------------------------------------------
Ending balance               $12,323,257   $11,186,594   $11,067,196
====================================================================
Net increase                 $ 1,136,663   $   119,398   $   163,503
====================================================================
Percentage increase                10.16%         1.08%         1.50%
====================================================================

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100,000 or more at December 31, 2004.

(In Thousands)           Amount
---------------------------------
Within three months    $  251,999
Three to six months       126,662
Six to twelve months      221,389
Over twelve months        984,197
---------------------------------
Total                  $1,584,247
=================================

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

                                                               For the Year Ended December 31,
                              -------------------------------------------------------------------------------------------------
                                             2004                            2003                             2002
                              -------------------------------------------------------------------------------------------------
                                                     Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                Average     Percent   Nominal    Average     Percent   Nominal    Average    Percent    Nominal
(Dollars in Thousands)          Balance    of Total    Rate      Balance    of Total    Rate      Balance    of Total    Rate
-------------------------------------------------------------------------------------------------------------------------------
Savings                       $ 2,973,054    25.18%    0.40%   $ 2,907,541    25.96%    0.45%   $ 2,754,000   24.80%     1.05%
Money market                    1,088,915     9.22     0.58      1,403,363    12.53     0.71      1,876,107   16.90      1.72
NOW                               927,632     7.86     0.10        851,723     7.60     0.18        732,905    6.60      0.43
Non-interest bearing NOW
   and demand deposit             607,190     5.14       --        618,082     5.52       --        536,961    4.84        --
-------------------------------------------------------------------------------------------------------------------------------
Total                           5,596,791    47.40     0.34      5,780,709    51.61     0.43      5,899,973   53.14      1.09
-------------------------------------------------------------------------------------------------------------------------------

Certificates of deposit (1):
   Within one year                955,919     8.10     1.26      1,424,825    12.72     1.55      1,493,726   13.45      2.31
   One to three years           2,340,879    19.82     2.80      1,688,220    15.07     3.51      1,790,529   16.12      4.48
   Three to five years          2,645,262    22.40     4.82      2,071,864    18.51     5.22      1,658,333   14.94      5.67
   Over five years                126,132     1.07     4.95         86,749     0.77     4.95         79,177    0.71      5.53
   Jumbo                          142,822     1.21     1.65        148,067     1.32     1.74        181,845    1.64      2.75
-------------------------------------------------------------------------------------------------------------------------------
Total                           6,211,014    52.60     3.44      5,419,725    48.39     3.62      5,203,610   46.86      4.19
-------------------------------------------------------------------------------------------------------------------------------
Total deposits                $11,807,805   100.00%    1.97%   $11,200,434   100.00%    1.97%   $11,103,583  100.00%     2.54%
===============================================================================================================================

(1)  Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit outstanding at December 31, 2004 and the balances of our certificates of deposit outstanding at December 31, 2004, 2003 and 2002.

                                Period to maturity from December 31, 2004                   At December 31,
                           ---------------------------------------------------   ------------------------------------
                             Within     One to two   Two to three   Over three
(In Thousands)              one year       years         years         years        2004         2003         2002
------------------------------------------------------------------------------   ------------------------------------
Certificates of deposit:
   1.99% or less           $  959,292   $   22,867    $       --     $     --    $  982,159   $1,446,137   $  919,465
   2.00% to 2.99%           1,075,796    1,082,430        46,688           67     2,204,981      797,506    1,003,774
   3.00% to 3.99%              24,004      668,186       729,346      479,539     1,901,075    1,268,117      625,858
   4.00% to 4.99%              87,059      159,876        97,132      355,869       699,936      611,975      775,861
   5.00% to 5.99%                 970      233,610       301,827       52,637       589,044      678,556      955,627
   6.00% and over             425,446       45,494            --           --       470,940      699,107      872,453
---------------------------------------------------------------------------------------------------------------------
Total                      $2,572,567   $2,212,463    $1,174,993     $888,112    $6,848,135   $5,501,398   $5,153,038
=====================================================================================================================

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our interest rate risk management strategy. We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statement of financial condition. At December 31, 2004, borrowings totaled $9.47 billion.

In addition, at December 31, 2004, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million, of which $50.0 million, which is included in total borrowings, was outstanding under the one-month line of credit. Both lines of credit are priced at the federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At December 31, 2004, we had $2.18 billion of borrowings which are callable within one year and at various times thereafter and have contractual remaining maturities of up to four years.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2004, 2003 and 2002, see Item 7, "MD&A" and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

Astoria Federal's deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. At December 31, 2004, Astoria Federal ranked fourth in deposit market share, with an 8.3% market share, in the Long Island market, which includes the counties of Queens, Brooklyn, Nassau and Suffolk, based on the Federal Deposit Insurance Corporation, or FDIC, "Summary of Deposits - Market Share Report" dated June 30, 2004, as adjusted for acquisitions which closed in the latter half of 2004.

Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area, through an extensive broker network in twenty-three states and the District of Columbia and through a third party loan origination program in forty-four states and the District of Columbia. Our broker and third party loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, they provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2004, $6.93 billion, or 54.7%, of our total mortgage loan portfolio was secured by properties located in 43 states other than New York. Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in four states: New Jersey, which comprises 12.0%, Connecticut, which comprises 8.8%; Virginia, which comprises 5.9%; and Illinois, which comprises 5.7%.

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

During 2004, the national economy continued to strengthen. The national and local real estate markets have remained strong and continue to support new and existing home sales, which has helped us maintain our strong credit quality and purchase mortgage activity. During 2004, there has been interest rate volatility within individual calendar quarters which has resulted in volatility in cash flows and refinance activity, although not to the magnitude which we had experienced in 2003, when declining interest rates had resulted in extraordinary increases in refinance and prepayment activity. The Federal Open Market Committee, or FOMC, raised the federal funds rate five times (a total of 125 basis points) during 2004, all since the end of June. While short-term U.S. Treasury yields have shown somewhat similar increases in the second half of 2004, the two and three year U.S. Treasury yields have shown only modest increases and the five, ten and thirty year U.S. Treasury yields have decreased since June 30, 2004, resulting in a significant flattening of the U.S. Treasury yield curve, which is expected to continue in 2005. Our earnings are significantly affected by changes in market interest rates and U.S. Treasury yield curves, among other things. See Item 7, "MD&A" and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for further discussion on how changes in market interest rates and U.S. Treasury yield curves affect our results of operations.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Federal and AF Insurance Agency, Inc., which are reported on a consolidated basis at December 31, 2004. AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. provides insurance products primarily to the customers of Astoria Federal.

We have one other direct subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes as a result of our adoption of FIN 46(R) effective January 1, 2004. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million of Capital Securities and $3.9 million of common securities and using the proceeds to acquire $128.9 million of Junior Subordinated Debentures issued by us. See
Note 1 and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of the Capital Securities, Junior Subordinated Debentures and the deconsolidation of Astoria Capital Trust I upon adoption of FIN 46(R).

At December 31, 2004, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis:

AF Agency, Inc. was formed in 1990 to offer tax-deferred annuities and a variety of mutual funds through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $8.1 million for the year ended December 31, 2004, which represented 10.2% of non-interest income.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $374.7 million, or 1.6% of total assets, at December 31, 2004.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Star Preferred Holding Corporation, or Star Preferred, was incorporated in the State of New Jersey in November 1999, to function as a holding company for Astoria Preferred Funding Corporation, or APFC, which qualifies as a real estate investment trust under the Internal Revenue Code of 1986, as amended. APFC mortgage loans totaled $5.61 billion at December 31, 2004.

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

Astoria Federal has five additional subsidiaries, one of which is a single purpose entity that has an interest in a real estate investment, which is not material to our financial condition, and three of which have no assets or operations but may be used to acquire interests in real estate in the future. The fifth such subsidiary serves as a holding company for one of the other four.

Astoria Federal has three additional subsidiaries which are inactive, two of which Astoria Federal intends to dissolve.

Personnel

As of December 31, 2004, we had 1,716 full-time employees and 291 part-time employees, or 1,862 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage
(core) capital ratio and an 8% total risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal's risk profile. At December 31, 2004, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 5.99%, leverage capital ratio of 5.99% and total risk-based capital ratio of 12.44%.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2004, Astoria Federal was considered "well capitalized" by the OTS.

Insurance of Deposit Accounts

Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's deposit insurance assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied, ranging from 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 2004 for the assessment for the FICO payments was $1.8 million.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2004, Astoria Federal's largest aggregate amount of loans to one borrower totaled $67.1 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender, or QTL, Test

The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2004, Astoria Federal maintained in excess of 93% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months ended December 31, 2004. Therefore, Astoria Federal qualified under the QTL test.

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

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. The OTS is phasing in the assessments at a rate of 25% of the first semi-annual assessment on July 1, 2004, 50% of the second semi-annual assessment on January 1, 2005 and 100% of the third semi-annual assessment on July 1, 2005. For the year ended December 31, 2004, we paid $2.8 million in assessments.

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

Community Reinvestment

Under the Community Reinvestment Act, or CRA, as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its designated assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (3) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as "outstanding" over its last five CRA examinations. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

Transactions with Related Parties

Astoria Federal is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, or FRA, Regulation W issued by the Federal Reserve Board, or FRB, as well as additional limitations as adopted by the Director of the OTS. OTS regulations regarding transactions with affiliates conform to Regulation W. These provisions, among other things, prohibit, limit or place restrictions upon a savings institution extending credit to, or entering into certain transactions with, its affiliates (which for Astoria Federal would include us and our non-federally chartered savings association subsidiaries, if any), principal stockholders, directors and executive officers. In addition, the OTS regulations include additional restrictions on savings associations under Section 11 of HOLA, including provisions prohibiting a savings association from making a loan to an affiliate that is engaged in non-bank holding company activities and provisions prohibiting a savings association from purchasing or investing in securities issued by an affiliate that is not a subsidiary. The OTS regulations also include certain specific exemptions from these prohibitions. The FRB and the OTS require each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W and the OTS regulations regarding transactions with affiliates.

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Astoria Federal, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Standards for Safety and Soundness

Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. For further discussion, see "Regulation and Supervision - Federally Chartered Savings Association Regulation - Prompt Corrective Regulatory Action."

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

Astoria Federal is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

Among other requirements, Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

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

In addition, bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Federal Home Loan Bank System

Astoria Federal is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is currently required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its outstanding borrowings from the FHLB-NY, whichever is greater. Astoria Federal was in compliance with this requirement with an investment in FHLB-NY stock at December 31, 2004 of $163.7 million. Dividends from the FHLB-NY to Astoria Federal amounted to $3.5 million for the year ended December 31, 2004, $10.6 million for the year ended December 31, 2003 and $10.7 million for the year ended December 31,

2002. The FHLB-NY suspended dividend payments to stockholders in the fourth quarter of 2003, due to losses in its securities portfolio, but resumed payment in January 2004 at a rate of 1.45% as compared to a rate of 5.05% paid in July 2003, the last dividend payment prior to the FHLB-NY's dividend suspension. The dividend payment received in October 2004 was at a rate of 2.22% and the most recent dividend payment received in January 2005 was at a rate of 3.05%.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $7.0 million and $47.6 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Astoria Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Tax Bad Debt Reserves

Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loss experience, and the "reserve method" is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 were recaptured over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For a further discussion of bad debt reserves, see "Distributions."

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

ITEM 2. PROPERTIES

At December 31, 2004, we were authorized to operate 86 full-service banking offices, of which 50 were owned and 36 were leased. At December 31, 2004, we owned our principal executive office and the office for our mortgage operations, both located in Lake Success, New York. At December 31, 2004, we also leased our regional lending office located in New York, New York, as well as the facility where we maintain our loan documentation in Farmingdale, New York. We believe such facilities are suitable and adequate for our operational needs.

On December 23, 2004, we had a fire at our Oakdale banking office, which we own, which resulted in total destruction of the facility. Customers were directed to our other local banking offices for their banking transactions. We have adequate insurance to cover the expenses related to the loss and are planning to rebuild the banking office during 2005.

At December 31, 2004, we leased our previous mortgage operating facility in Mineola, New York which we no longer occupy. At December 31, 2004 this facility was fully sublet.

For further information regarding our lease obligations, see Item 7, "MD&A" and
Note 11 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

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

We are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain. The trial for the suit entitled The Long Island Savings Bank, FSB, et al. vs. The United States in the United States Court of Federal Claims commenced on January 18, 2005. The ultimate outcomes of such actions are uncertain and there can be no assurance that we will benefit financially from such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2004 to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 19, 2005, our Board of Directors declared a three-for-two common stock split in the form of a 50% stock dividend. On March 1, 2005, stockholders received one additional share of our common stock for every two shares owned. As previously discussed, all share and per share data included in this Form 10-K have been retroactively adjusted to reflect this stock split.

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol "AF." The table below shows the high and low sale prices reported on the NYSE for our common stock during the periods indicated.

                       2004              2003
                 ---------------------------------
                  High      Low     High      Low
--------------------------------------------------
First Quarter    $28.37   $23.63   $18.87   $15.49
Second Quarter    25.73    22.17    19.45    15.51
Third Quarter     24.82    22.21    22.77    18.00
Fourth Quarter    27.81    23.15    25.69    20.59

As of February 28, 2005, we had approximately 3,750 shareholders of record. As of December 31, 2004, there were 110,304,669 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2004 and 2003.

                  2004    2003
------------------------------
First Quarter    $0.16   $0.13
Second Quarter    0.17    0.14
Third Quarter     0.17    0.15
Fourth Quarter    0.17    0.15

On January 19, 2005, our Board of Directors declared a quarterly cash dividend of $0.20 per common share, which was paid on March 1, 2005, to common stockholders of record as of the close of business on February 15, 2005. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, "Business - Regulation and Supervision" and Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the impact of regulatory capital requirements on Astoria Federal's ability to pay dividends. See Item 1, "Business - Federal Taxation" and Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

The following table sets forth the repurchases of our common stock by month during the three months ended December 31, 2004.

                                                       Total Number           Maximum
                             Total                      of Shares         Number of Shares
                           Number of     Average    Purchased as Part     that May Yet Be
                             Shares    Price Paid      of Publicly      Purchased Under the
         Period            Purchased    per Share    Announced Plans           Plans
-------------------------------------------------------------------------------------------
October 1, 2004 through
   October 31, 2004          810,000     $24.58           810,000            8,277,300
November 1, 2004 through
   November 30, 2004       1,065,000      26.78         1,065,000            7,212,300
December 1, 2004 through
   December 31, 2004         367,500      27.36           367,500            6,844,800
-------------------------------------------------------------------------------------------
Total                      2,242,500     $26.08         2,242,500
===========================================================================================

All of the shares repurchased during the three months ended December 31, 2004 were repurchased under our tenth stock repurchase plan, approved by our Board of Directors on May 19, 2004, which authorized the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions.

On June 1, 2004, our Chief Executive Officer, George L. Engelke, Jr., submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the June 1, 2004 certification date.

Item 6. SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

                                                                 At December 31,
                                       -------------------------------------------------------------------
(In Thousands)                             2004          2003          2002          2001          2000
----------------------------------------------------------------------------------------------------------
Selected Financial Data:
Total assets                           $23,415,869   $22,461,594   $21,701,758   $22,671,635   $22,340,731
Federal funds sold and repurchase
   agreements                              267,578        65,926       510,252     1,309,164       171,525
Mortgage-backed and other securities
   available-for-sale                    2,406,883     2,654,992     2,792,581     3,549,183     7,703,222
Mortgage-backed and other securities
   held-to-maturity                      6,302,936     5,792,727     5,041,257     4,463,928     1,712,191
Loans receivable, net                   13,180,521    12,603,866    11,975,815    12,084,976    11,342,364
Deposits                                12,323,257    11,186,594    11,067,196    10,903,693    10,071,687
Borrowed funds, net                      9,469,835     9,632,037     8,825,046     9,825,661    10,324,216
Stockholders' equity                     1,369,764     1,396,531     1,553,998     1,542,586     1,513,163

                                                                      For the Year Ended December 31,
                                                      --------------------------------------------------------------
(In Thousands, Except Per Share Data)                    2004         2003         2002         2001         2000
--------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income                                       $1,045,901   $1,057,291   $1,266,262   $1,438,563   $1,517,934
Interest expense                                         575,335      677,753      801,838      981,605    1,023,353
--------------------------------------------------------------------------------------------------------------------
Net interest income                                      470,566      379,538      464,424      456,958      494,581
Provision for loan losses                                     --           --        2,307        4,028        4,014
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      470,566      379,538      462,117      452,930      490,567
Non-interest income                                       80,084      119,561      107,407       90,105       69,246
Non-interest expense:
   General and administrative                            225,011      205,877      195,827      178,767      190,040
   Extinguishment of debt                                     --           --        2,202           --           --
   Amortization of goodwill                                   --           --           --       19,078       19,078
--------------------------------------------------------------------------------------------------------------------
Total non-interest expense                               225,011      205,877      198,029      197,845      209,118
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense and
   cumulative effect of accounting change                325,639      293,222      371,495      345,190      350,695
Income tax expense                                       106,102       96,376      123,066      120,036      134,146
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   accounting change                                     219,537      196,846      248,429      225,154      216,549
Cumulative effect of accounting change, net of tax            --           --           --       (2,294)          --
--------------------------------------------------------------------------------------------------------------------
Net income                                               219,537      196,846      248,429      222,860      216,549
Preferred dividends declared                                  --        4,500        6,000        6,000        6,000
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders           $  219,537   $  192,346   $  242,429   $  216,860   $  210,549
====================================================================================================================
Basic earnings per common share                       $     2.03   $     1.68   $     1.94   $     1.60   $     1.46
Diluted earnings per common share                     $     2.00   $     1.66   $     1.90   $     1.57   $     1.44

                                                                     At or For the Year Ended December 31,
                                                        --------------------------------------------------------------
                                                           2004         2003         2002         2001         2000
----------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios and Other Data:

Return on average assets                                      0.97%        0.87%        1.12%        0.99%        0.97%
Return on average stockholders' equity                       15.81        13.26        15.87        14.13        16.70
Return on average tangible stockholders' equity (1)          18.25        15.15        18.00        16.12        20.01
Average stockholders' equity to average assets                6.12         6.54         7.07         7.00         5.81
Average tangible stockholders' equity
   to average tangible assets (1)(2)                          5.35         5.78         6.28         6.19         4.90
Stockholders' equity to total assets                          5.85         6.22         7.16         6.80         6.77
Net interest rate spread                                      2.09         1.72         2.11         1.91         1.98
Net interest margin                                           2.17         1.78         2.23         2.12         2.27
Average interest-earning assets to average
   interest-bearing liabilities                               1.03x        1.02x        1.03x        1.05x        1.06x
General and administrative expense to average assets          0.99%        0.91%        0.88%        0.79%        0.85%
Efficiency ratio (3)                                         40.86        41.25        34.25        32.68        33.71
Cash dividends paid per common share                    $     0.67   $     0.57   $     0.51   $     0.41   $     0.34
Dividend payout ratio                                        33.50%       34.34%       26.84%       26.11%       23.61%

Asset Quality Ratios:

Non-performing loans to total loans (4)                       0.25         0.23         0.29         0.31         0.32
Non-performing loans to total assets (4)                      0.14         0.13         0.16         0.16         0.16
Non-performing assets to total assets (4)(5)                  0.14         0.14         0.16         0.18         0.18
Allowance for loan losses to non-performing loans (4)       254.02       280.10       242.04       221.70       220.88
Allowance for loan losses to non-accrual loans              258.57       285.51       249.53       229.60       226.85
Allowance for loan losses to total loans                      0.62         0.66         0.69         0.68         0.70

Other Data:

Number of deposit accounts                                 975,155      963,120      990,873      985,473      972,777
Mortgage loans serviced for others (in thousands)       $1,670,062   $1,895,102   $2,671,085   $3,322,087   $3,929,483
Number of full service banking offices                          86           86           86           86           86
Regional lending offices                                         4            3            1            1            1
Full time equivalent employees                               1,862        1,971        1,956        1,885        1,862

(1) Average tangible stockholders' equity represents average stockholders' equity less average goodwill.

(2)  Average tangible assets represents average assets less average goodwill.

(3) Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.

(4) Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $2.8 million, $3.9 million, $5.0 million, $5.4 million and $5.2 million at December 31, 2004, 2003, 2002, 2001, and 2000, respectively.

(5) Non-performing assets consist of all non-performing loans and real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements presented elsewhere in this report.

Executive Summary

The following overview should be read in conjunction with our MD&A in its entirety.

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through increased dividends and our stock repurchases. We have been successful in achieving this goal over the past several years and that trend continued during 2004.

During the year ended December 31, 2004, the national and local real estate markets remained strong and continued to support new and existing home sales. The increase in U.S. Treasury yields during the second half of 2003 resulted in a decrease in refinance activity and related cash flows during the fourth quarter of 2003 which continued into 2004. The FOMC raised the federal funds rate five times during 2004, all since the end of June. While short-term U.S. Treasury yields have shown somewhat similar increases in the second half of 2004, the two and three year U.S. Treasury yields have shown only modest increases and the five, ten and thirty year U.S. Treasury yields have decreased since June 30, 2004, resulting in a significant flattening of the U.S. Treasury yield curve. During 2004, there has been interest rate volatility within individual calendar quarters which has resulted in volatility in cash flows and refinance activity, although not to the magnitude which we had experienced in 2003.

Total deposits increased during the year ended December 31, 2004. This increase was primarily attributable to an increase in certificates of deposit as a result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings. We continue to experience intense competition for deposits, particularly money market and checking accounts, from certain local competitors who have offered these accounts at premium rates. We have not offered premium rates on these accounts because we do not consider it a cost effective strategy.

Our total loan portfolio increased during the year ended December 31, 2004. This increase was primarily in our multi-family and commercial real estate loan portfolio, which is attributable to our increased emphasis on the origination of these loans over the past several years. Also contributing to the increase in our total loan portfolio was an increase in home equity lines of credit and a modest increase in our one-to-four family mortgage loan portfolio where originations and purchases exceeded the levels of repayments in the 2004 fourth quarter, resulting in an increase in the balance of this portfolio from December 31, 2003. Our total non-performing assets increased during the year ended December 31, 2004, primarily in the fourth quarter, yet continue to remain at very low levels in relation to the size of our loan portfolio and relative to our peers.

Our securities portfolio also increased during the year ended December 31, 2004, as we continued to purchase mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows, as well as a portion of the cash flows from deposit growth. Deposit growth was also utilized to reduce our overall borrowings during the year ended December 31, 2004.

Net income for 2004 increased from the prior year. This increase was primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The increase in net interest income was primarily attributable to a decrease in interest expense on borrowings related to the refinancing of higher cost borrowings which matured throughout 2003 and the first quarter of 2004 at substantially lower rates. The decrease in interest expense on borrowings was partially offset by an increase in interest expense on deposits and a decrease in interest income. The decrease in non-interest income relates primarily to an other-than-temporary impairment write-down on our FHLMC perpetual preferred securities in the 2004 fourth quarter, coupled with decreases in mortgage banking income, net and other non-interest income. The increase in non-interest expense relates primarily to increases in compensation and benefits expense, occupancy, equipment and systems expense and other expense.

Although the slope of the U.S. Treasury yield curve, which has flattened considerably in 2004 and is projected to continue to flatten during 2005, presents a challenge, we should continue to experience solid core business growth in 2005. Deposit growth is expected to remain robust as we launch several new deposit products, specifically a short-term liquid certificate of deposit account and a new business money market account, to augment our very successful efforts in attracting medium term certificate of deposit accounts. We will also continue to focus on building our checking account deposit base. With respect to mortgage lending, particularly one-to-four family lending, the strength of the purchase mortgage market and the reduced level of loan prepayments should result in continued strong one-to-four family loan portfolio growth in 2005. We also anticipate solid growth in the multi-family and commercial real estate loan portfolios in 2005. Notwithstanding core business growth, based on the projected further flattening of the U.S. Treasury yield curve, we expect to limit asset growth by reducing the securities and borrowing portfolios through normal cash flow in 2005. At the same time, we expect to continue to repurchase our stock, as we continue to view this activity as a very desirable use of capital.

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

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process, including the procedures for impairment recognition under Statement of Financial Accounting Standards, or SFAS, No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No.

114." Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

Individual loan loss reviews are completed quarterly for all classified loans. Individual loan loss reviews are generally completed annually for multi-family, commercial real estate and construction loans which exceed $2.5 million at origination, commercial business loans which exceed $200,000 at origination, one-to-four family loans which exceed $1.0 million at origination and debt restructurings. In addition, we generally review annually at least fifty percent of the outstanding balances of multi-family, commercial real estate and construction loans to single borrowers with concentrations in excess of $2.5 million.

The primary considerations in establishing specific valuation allowances are the appraised value of a loan's underlying collateral and the loan's payment history. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values and the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The OTS periodically reviews our specific reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining specific allowances.

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

Our loss experience in 2004 has been consistent with our experience over the past two years. Our 2004 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that changes in our allowance coverage percentages were required. Our allowance for loan losses to total loans was 0.62% at December 31, 2004, compared to 0.66% at December 31, 2003 and 0.69% at December 31, 2002. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

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

At December 31, 2004, our MSR, net, had an estimated fair value of $16.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.10%, a weighted average constant prepayment rate on mortgages of 15.33% and a weighted average life of 4.8 years. At December 31, 2003, our MSR, net, had an estimated fair value of $18.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.34%, a weighted average constant prepayment rate on mortgages of 15.82% and a weighted average life of 4.5 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time. Assuming an increase in interest rates of 100 basis points at December 31, 2004, the estimated fair value of our MSR would have been $6.0 million greater. Assuming a decrease in interest rates of 100 basis points at December 31, 2004, the estimated fair value of our MSR would have been $7.4 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. As of December 31, 2004, the carrying value of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. According to SFAS No. 142, "Goodwill and Other Intangible Assets," quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, when available. Other acceptable valuation methods include present value measurement or measurements based on multiples of earnings or revenue or similar performance measures.

For purposes of our goodwill impairment testing, we identified a single reporting unit. On September 30, 2004, we performed our annual goodwill impairment test. We determined the fair value of our reporting unit to be in excess of its carrying value by $1.27 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at December 31, 2004, are based on published or securities dealers' market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. At December 31, 2004, we had 142 securities with an estimated fair value totaling $4.67 billion which had an unrealized loss totaling $75.3 million. Of the securities in an unrealized loss position at December 31, 2004, $1.05 billion, with an unrealized loss of $47.0 million, have been in a continuous unrealized loss position for more than twelve months. At December 31, 2004, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and the high credit quality.

During the 2004 fourth quarter, we recorded a $16.5 million other-than-temporary impairment write-down charge on $120.0 million face value of perpetual preferred stock issued by FHLMC which is included as a component of non-interest income. The FHLMC perpetual preferred securities are investment grade securities, rated AA- by Standard & Poor's and Aa3 by Moody's Investors Service, held in our available-for-sale securities portfolio. Prior to recording the other-than-temporary impairment write-down charge, temporary impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected, net of tax, as a reduction to stockholders' equity through other comprehensive income. Accordingly, the reclassification of the unrealized after-tax loss to an other-than-temporary impairment charge to earnings did not affect stockholders' equity or related capital ratios. The decision to recognize the other-than-temporary impairment charge is based on a conservative interpretation of existing accounting literature. Similar to debt securities, changes in the estimated fair value of these FHLMC perpetual preferred securities are primarily attributable to changes in market interest rates. However, as these securities are equity instruments with no stated maturity date, they cannot be evaluated in the same manner as the changes in the estimated fair value of debt instruments, according to existing authoritative literature. While we believed the estimated fair value of these securities would have increased back to their amortized cost in the future, we could not predict with certainty that such a recovery would have occurred in the near term, particularly since a recovery would be predicated on a decline in market interest rates. The write-down does not change our expectation of the long-term value of these investment grade securities.

During the 2004 fourth quarter, the Financial Accounting Standards Board, or FASB, announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities. For additional information, see "Impact of Accounting Standards and Interpretations" and Note 3 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates increase, customers' refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and mortgage-backed securities and proceeds from calls and maturities of other securities totaled $6.42 billion for the year ended December 31, 2004 and $13.42 billion for the year ended
December 31, 2003. The decrease in loan and security repayments was primarily the result of the decreased level of mortgage loan refinance activity we experienced in 2004. The decreased level of mortgage loan refinance activity is primarily the result of an increase in interest rates during the second half of 2003 and during 2004. Medium- and long-term U.S. Treasury yields (maturities of two to ten years) increased 132 basis points on average from June 30, 2003 to December 31, 2004. While the overall trend of rising interest rates has reduced the level of refinance activity and related cash flows from what we experienced during 2003, there has been significant volatility in rates throughout 2004 which has resulted in varying cash flows and refinance activity.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $277.4 million during the year ended December 31, 2004 and $358.2 million during the year ended December 31, 2003. Deposits increased $1.14 billion during the year ended December 31, 2004 and $119.4 million during the year ended December 31, 2003. The net increases in deposits for the years ended December 31, 2004 and 2003 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. As previously discussed, the net increase in deposits for the year ended December 31, 2004 is primarily attributable to an increase in certificates of deposit as a result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings. During the year ended December 31, 2004, $3.90 billion of certificates of deposit, with a weighted average rate of 2.45% and a weighted average maturity at inception of sixteen months, matured and $5.02 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.66% and a weighted average maturity at inception of twenty months. In addition, despite continued intense local competition for checking accounts, we have been successful in growing our total NOW and demand deposit account balances during the year ended December 31, 2004, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process. See page 51 for further detail regarding deposit activity.

Net borrowings decreased $162.2 million during the year ended December 31, 2004 and increased $807.0 million during the year ended December 31, 2003. The decrease in net borrowings during the year ended December 31, 2004 reflects the repayment of certain high cost borrowings as they matured. During the year ended December 31, 2004, $3.44 billion in medium-term borrowings with a weighted average rate of 5.14% matured, of which $2.40 billion were extended through new medium-term borrowings with a weighted average rate of 2.71% and a weighted average original term of 3.3 years. All other borrowings that matured during the year ended December 31, 2004 were either repaid or rolled over into short-term borrowings. The increase in net borrowings during the year ended December 31, 2003 was primarily the result of additional medium-term borrowings entered into during the first quarter of 2003, during the low interest rate environment, to fund asset growth in excess of deposit growth. The use of medium-term borrowings helps protect against the impact on interest expense of future interest rate increases.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the year ended December 31, 2004 totaled $4.35 billion, of which $3.19 billion were originations and $1.16 billion were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2003, totaling $7.29 billion, of which $5.75 billion were originations and $1.54 billion were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $323.2 million during the year ended December 31, 2004 and $613.3 million during the year ended December 31, 2003. The decrease in loan originations and purchases for the year ended December 31, 2004 compared to the year ended December 31, 2003 reflects the previously discussed reduction in the level of mortgage refinance activity during 2004. Purchases of mortgage-backed securities totaled $3.07 billion during the year ended December 31, 2004 and $9.30 billion during the year ended December 31, 2003. The decrease in mortgage-backed securities purchases during the year ended December 31, 2004 also reflects the decrease in cash flows resulting from the reduction in refinance activity.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $406.4 million at December 31, 2004, compared to $239.8 million at December 31, 2003. This increase reflects the net effect of our operating, investing and financing activities. Borrowings maturing over the next twelve months total $3.15 billion with a weighted average rate of 2.80%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $2.57 billion in certificates of deposit with a weighted average rate of 2.90% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details borrowing and certificate of deposit maturities and their weighted average rates as of December 31, 2004:

                              Borrowings        Certificates of Deposit
                         --------------------   -----------------------
                                     Weighted                 Weighted
                                      Average                 Average
(Dollars in Millions)    Amount        Rate       Amount        Rate
---------------------------------------------   -----------------------
Contractual Maturity:
   2005                  $3,150(1)    2.80%       $2,573       2.90%
   2006                   1,424       2.63         2,212       3.49
   2007                   1,870(2)    3.04         1,175       4.19
   2008                   2,450(3)    5.02           465       3.87
   2009                     200       3.00           340       4.17
   2010 and thereafter      379       7.11            83       4.87
                         ------       ----        ------       ----
   Total                 $9,473       3.57%       $6,848       3.46%
                         ======       ====        ======       ====

(1) Includes $2.18 billion of short term borrowings with a weighted average rate of 2.35%.
(2) Includes $50.0 million of borrowings which are callable by the counterparty in 2005 and at various times thereafter.
(3) Includes $2.13 billion of borrowings which are callable by the counterparty in 2005 and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities through our subsidiary, Astoria Capital Trust I, and senior debt. Holding company debt obligations, which are included in other borrowings, are further described below.

Our Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The terms of the Junior Subordinated Debentures limit our ability to pay dividends or otherwise make distributions if we are in default or have elected to defer interest payments otherwise due under the Junior Subordinated Debentures. Such limitations do not apply, however, to dividends payable in our common stock, or our dividend reinvestment plan, our stock option plans or our stockholders rights plan.

We have $80.0 million of 7.67% senior unsecured notes, which were issued in a private placement, mature in 2008 and require annual principal payments of $20.0 million per year, which began in 2004. The terms of these notes preclude a sale of more than 30% of our deposit liabilities and preclude us from incurring long-term debt, which excludes debt of Astoria Federal incurred in the ordinary course of business, including FHLB-NY advances, in excess of 90% of our consolidated stockholders' equity. The terms also require that we maintain a consolidated capital to assets ratio of not less than 4.0%; a non-performing asset ratio, net of our allowance for loan losses, of less than 3.5% of assets; and a consolidated interest coverage ratio of at least 3.0 to
1.0. However, the terms of our 7.67% senior unsecured notes do not preclude our merger or sale of all or substantially all of our assets. As of December 31, 2004, we were in compliance with each of these covenants, and we do not anticipate these covenants will have a material effect on our operations.

We have $250.0 million of 5.75% senior unsecured notes which are due in 2012 and are redeemable, in whole or in part, at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The terms of our $250.0 million 5.75% senior unsecured notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria Federal or any other significant subsidiary or of all, or substantially all, of the assets of Astoria Federal or any other significant subsidiary, other than in connection with a sale or transfer involving Astoria Financial Corporation.

Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market demand, interest rates, our capital levels, Astoria Federal's ability to pay dividends to Astoria Financial Corporation, our credit profile and our business model. For further discussion of our debt obligations, see Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations. During 2004, Astoria Federal paid dividends to Astoria Financial Corporation totaling $522.5 million, amounting to 219.0% of Astoria Federal's net income for 2004. Astoria Financial Corporation's primary uses of funds include the payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation made principal and interest payments on the senior unsecured notes and Junior Subordinated Debentures totaling $54.6 million in 2004. Our payment of dividends and repurchases of our common stock, which are further discussed below, totaled $297.1 million in 2004. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. Additionally, all proposed distributions must be submitted to the OTS for review. For further discussion of limitations on capital distributions from Astoria Federal, see "Regulation and Supervision" in Item 1, "Business."

We declared cash dividends on our common stock totaling $72.0 million during the year ended December 31, 2004 and $65.6 million during the year ended December 31, 2003. On January 19, 2005, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock which was paid on March 1, 2005 to stockholders of record as of the close of business on February 15, 2005.

During the year ended December 31, 2004, we completed our ninth stock repurchase plan, which was approved by our Board of Directors on October 16, 2002. This plan authorized the purchase, at management's discretion, of 15,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Stock repurchases under our tenth stock repurchase plan commenced immediately following the completion of the ninth stock repurchase plan on July 9, 2004. Under these plans, during the year ended December 31, 2004, we repurchased 9,067,500 shares of our common stock at an aggregate cost of $225.1 million, of which 5,155,200 shares at an aggregate cost of $127.6 million were repurchased pursuant to our tenth stock repurchase plan. For further information on our common stock repurchases, see Item 5, "Market for Astoria Financial Corporation's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

See "Financial Condition" for a further discussion of the changes in stockholders' equity.

At December 31, 2004, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 5.99%, leverage capital ratio of 5.99% and total risk-based capital ratio of 12.44%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments, lease commitments and derivative instruments as described below.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non-cancelable operating leases on buildings and land used for office space and banking purposes.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $56.0 million at December 31, 2004 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis. We enter into commitments to sell loans as a hedge against our pipeline of fixed rate loans which we originate primarily for sale into the secondary market. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2004.

                                                                                Payments due by period
                                                             -----------------------------------------------------------
                                                                          Less than     One to     Three to    More than
(In Thousands)                                                  Total     One Year   Three Years  Five Years  Five Years
------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater than three months  $7,292,866  $  970,000   $3,294,000  $2,650,000   $378,866
   Minimum rental payments due under non-cancelable
      operating leases                                           79,938       6,957       13,894      11,549     47,538
   Commitments to originate and purchase loans (1)              616,284     616,284           --          --         --
   Commitments to fund unused lines of credit (2)               396,994     396,994           --          --         --
------------------------------------------------------------------------------------------------------------------------
   Total                                                     $8,386,082  $1,990,235   $3,307,894  $2,661,549   $426,404
========================================================================================================================

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale.
(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $565.8 million at December 31, 2004. The carrying amount of our liability for loans sold with recourse at December 31, 2004 is immaterial to our financial condition and results of operations. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. We do not believe that our recourse obligations subject us to risk of material loss. We also have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $34.9 million at December 31, 2004.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $5.2 million at December 31, 2004.

See Note 1, Note 10 and Note 11 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data," for additional information regarding our commitments, contingent liabilities and derivative instruments.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2004 and 2003

Financial Condition

Total assets increased $954.3 million to $23.42 billion at December 31, 2004, from $22.46 billion at December 31, 2003. The primary reasons for the increase in total assets were the increases in loans receivable and mortgage-backed securities. This growth was funded primarily through an increase in deposits.

Mortgage loans, net, increased $497.4 million to $12.75 billion at December 31, 2004, from $12.25 billion at December 31, 2003. This increase was primarily due to an increase in our multi-family mortgage loan portfolio. Gross mortgage loans originated and purchased during the year ended December 31, 2004 totaled $4.35 billion, of which $3.19 billion were originations and $1.16 billion were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2003 totaling $7.29 billion, of which $5.75 billion were originations and $1.54 billion were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $323.2 million during the year ended
December 31, 2004 and $613.3 million during the year ended December 31, 2003. Mortgage loan repayments decreased to $3.52 billion for the year ended
December 31, 2004, from $6.11 billion for the year ended December 31, 2003.
The decreases in the levels of mortgage loan originations, purchases and repayments reflect the decline in refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. During 2004, the reduction in repayment activity and continued strong loan origination volume, primarily in the fourth quarter, resulted in a modest increase in our one-to-four family loan portfolio from December 31, 2003. Our one-to-four family mortgage loans increased $83.7 million to $9.05 billion at December 31, 2004, from $8.97 billion at December 31, 2003, and represented 68.7% of our total loan portfolio at December 31, 2004. The strong growth we experienced in the fourth quarter of 2004 offset the impact of repayments outpacing originations during the first nine months of 2004 and is expected to continue in 2005.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations over the past several years. Our multi-family mortgage loan portfolio increased $328.5 million to $2.56 billion at December 31, 2004, from $2.23 billion at December 31, 2003. Our commercial real estate loan portfolio increased $64.6 million to $944.9 million at December 31, 2004, from $880.3 million at December 31, 2003. Multi-family and commercial real estate loan originations totaled $1.05 billion for the year ended December 31, 2004 and $1.65 billion for the year ended December 31, 2003. The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%. Prepayment activity within our multi-family and commercial real estate loan portfolio is generally not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio due in part to the prepayment penalties associated with these loans. Consumer and other loans, net, increased $78.9 million to $517.1 million at December 31, 2004, from $438.2 million at December 31, 2003. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and low interest rate environment.

Mortgage-backed securities increased $298.0 million to $8.54 billion at December 31, 2004, from $8.24 billion at December 31, 2003. This increase was primarily the result of purchases of fixed rate REMICs and CMOs totaling $3.07 billion, partially offset by principal payments received of $2.64 billion and sales of $145.2 million. We continue to purchase mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows in addition to cash flows from deposit growth. At December 31, 2004, our securities portfolio is comprised primarily of fixed rate REMIC and CMO mortgage-backed securities. The amortized cost of our fixed rate REMICs and CMOs totaled $8.44 billion at December 31, 2004. Included in this total is $1.49 billion of securities which have a remaining gross premium of $12.2 million, a weighted average current coupon of 4.94%, a weighted average collateral coupon of 6.00% and a weighted average life of 2.2 years. The remaining $6.95 billion of these securities have a remaining gross discount of $25.8 million, a weighted average current coupon of 4.20%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.3 years. Included in the totals for discount securities are $819.8 million of securities at par. Other securities decreased $36.0 million to $167.7 million at December 31, 2004, from $203.7 million at December 31, 2003, primarily due to sales of $20.3 million, coupled with the other-than-temporary impairment write-down on our FHLMC perpetual preferred securities, previously discussed, and principal paydowns.

Deposits increased $1.13 billion to $12.32 billion at December 31, 2004, from $11.19 billion at December 31, 2003. The increase in deposits was primarily due to an increase of $1.35 billion in certificates of deposit to $6.85 billion at December 31, 2004 and an increase of $87.3 million in NOW and demand deposit accounts to $1.58 billion at December 31, 2004, partially offset by a decrease of $267.5 million in our money market accounts to $965.3 million at December 31, 2004. The increase in our certificates of deposit was primarily the result of the success of our marketing campaigns, previously discussed. The decrease in our money market accounts is attributable to continued intense competition for these accounts. Certain local competitors have continued to offer premium rates for money market and checking accounts. We have not offered premium rates on these accounts because we do not consider it a cost effective strategy. However, despite continued intense competition for checking accounts, we have been successful in increasing our total NOW and demand deposit account balances during the year ended December 31, 2004, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process.

Total borrowings, net, decreased $162.2 million to $9.47 billion at December 31, 2004, from $9.63 billion at December 31, 2003. This decrease is primarily the result of a $155.0 million decrease in reverse repurchase agreements. The net decrease in total borrowings reflects the repayment of certain high cost borrowings that matured. For additional information, see "Liquidity and Capital Resources."

Stockholders' equity decreased to $1.37 billion at December 31, 2004, from $1.40 billion at December 31, 2003. The decrease in stockholders' equity was the result of common stock repurchased of $225.1 million and dividends declared of $72.0 million. These decreases were partially offset by net income of $219.5 million, the effect of stock options exercised and related tax benefit of $24.1 million, a decrease in accumulated other comprehensive loss, net of tax, of $17.9 million, which was primarily due to the increase in the fair value of our securities available-for-sale, and the amortization of the allocated portion of shares held by the Employee Stock Ownership Plan, or ESOP, of $8.7 million.

Results of Operations

General

Net income for the year ended December 31, 2004 increased $22.7 million to $219.5 million, from $196.8 million for the year ended December 31, 2003. Diluted earnings per common share totaled $2.00 per share for the year ended December 31, 2004 and $1.66 per share for the year ended December 31, 2003. Return on average assets increased to 0.97% for the year ended December 31, 2004, from 0.87% for the year ended December 31, 2003. Return on average stockholders' equity increased to 15.81% for the year ended December 31, 2004, from 13.26% for the year ended December 31, 2003. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 18.25% for the year ended December 31, 2004, from 15.15% for the year ended December 31, 2003. The increase in the return on average assets is primarily due to the increase in net income. The increase in the returns on average stockholders' equity and average tangible stockholders' equity is primarily due to the increase in net income, coupled with the decrease in the average balance of stockholders' equity for the year ended December 31, 2004, compared to the year ended December 31, 2003.

Our results of operations for the year ended December 31, 2004 include a $16.5 million, before-tax ($9.6 million, after-tax), other-than-temporary impairment write-down charge on $120.0 million face value of perpetual preferred stock issued by FHLMC. This charge reduced diluted earnings per common share by $0.09 per share for the year ended December 31, 2004. This charge also reduced our return on average assets by 4 basis points, return on average stockholders' equity by 69 basis points, and return on average tangible stockholders' equity by 79 basis points. We believe it is important for shareholders to understand the incremental impact of this charge. For a further discussion of the other-than-temporary impairment write-down, see "Critical Accounting Policies - Securities Impairment."

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

For the year ended December 31, 2004, net interest income increased $91.1 million to $470.6 million, from $379.5 million for the year ended December 31, 2003. The net interest margin increased to 2.17% for the year ended December 31, 2004, from 1.78% for the year ended December 31, 2003. The increases in net interest income and the net interest margin for the year ended December 31, 2004, were primarily the result of a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense was attributable to a decrease in our cost of funds, which is primarily due to the repayment and refinancing of various higher cost borrowings. The decrease in interest income was primarily due to the decrease in the yield on interest-earning assets as a result of the extraordinarily high level of mortgage loan and mortgage-backed securities repayments we experienced throughout 2003 resulting in reinvestment in assets at lower rates. Partially offsetting the negative impact of the reinvestment in assets at lower rates was an increase in the average balance of total interest-earning assets and a reduction in net premium amortization on mortgage-backed securities and mortgage loans. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $81.0 million to $32.0 million for the year ended December 31, 2004, from $113.0 million for the year ended December 31, 2003.

The average balance of net interest-earning assets increased $241.3 million to $665.7 million for the year ended December 31, 2004, from $424.4 million for the year ended December 31, 2003. The increase in the average balance of net interest-earning assets was primarily the result of an increase of $343.2 million in the average balance of total interest-earning assets to $21.66 billion for the year ended December 31, 2004, from $21.32 billion for the year ended December 31, 2003, partially offset by an increase of $102.0 million in the average balance of total interest-bearing liabilities to $20.99 billion for the year ended December 31, 2004, from $20.89 billion for the year ended December 31, 2003. Also contributing to the increase in the average balance of net interest-earning assets was the decrease in non-interest-earning assets, primarily as a result of the reduction in the monthly mortgage-backed securities principal payments receivable due to the reduction in the mortgage-backed securities cash flow. The net interest rate spread increased to 2.09% for the year ended December 31, 2004, from 1.72% for the year ended December 31, 2003, primarily due to a decrease in the average cost of interest-bearing liabilities, partially offset by a decrease in the average yield on interest-earning assets. The average cost of interest-bearing liabilities decreased to 2.74% for the year ended December 31, 2004, from 3.24% for the year ended December 31, 2003. The average yield on interest-earning assets decreased to 4.83% for the year ended December 31, 2004, from 4.96% for the year ended December 31, 2003.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2004, 2003 and 2002. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                               For the Year Ended December 31,
                                           -------------------------------------
                                                          2004
                                           -------------------------------------
                                                                      Average
                                             Average                   Yield/
(Dollars in Thousands)                       Balance       Interest     Cost
--------------------------------------------------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family                $ 8,894,219   $  428,229    4.81%
         Multi-family, commercial
            real estate and construction     3,419,369      220,703    6.45
      Consumer and other loans (1)             478,195       21,312    4.46
                                           -----------   ----------
      Total loans                           12,791,783      670,244    5.24
      Mortgage-backed securities (2)         8,395,987      358,583    4.27
      Other securities (2)(3)                  384,033       15,934    4.15
      Federal funds sold and
         repurchase agreements                  86,625        1,140    1.32
                                           -----------   ----------
   Total interest-earning assets            21,658,428    1,045,901    4.83
   Goodwill                                    185,151   ----------
   Other non-interest-earning assets           848,106
                                           -----------
Total assets                               $22,691,685
                                           ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                              $ 2,973,054       11,920    0.40
      Money market                           1,088,915        6,379    0.59
      NOW and demand deposit                 1,534,822          921    0.06
      Certificates of deposit                6,211,014      218,209    3.51
                                           -----------   ----------
      Total deposits                        11,807,805      237,429    2.01
      Borrowed funds                         9,184,928      337,906    3.68
                                           -----------   ----------
   Total interest-bearing liabilities       20,992,733      575,335    2.74
                                                         ----------
   Non-interest-bearing liabilities            310,662
                                           -----------
Total liabilities                           21,303,395
Stockholders' equity                         1,388,290
                                           -----------
Total liabilities and
   stockholders' equity                    $22,691,685
                                           ===========

Net interest income/net
   interest rate spread (4)                              $  470,566    2.09%
                                                         ==========    ====

Net interest-earning assets/
   net interest margin (5)                 $   665,695                 2.17%
                                           ===========                 ====

Ratio of interest-earning assets
   to interest-bearing liabilities                1.03x
                                           ===========

                                                               For the Year Ended December 31,
                                           -----------------------------------------------------------------------
                                                           2003                               2002
                                           -----------------------------------------------------------------------
                                                                      Average                              Average
                                             Average                   Yield/     Average                   Yield/
(Dollars in Thousands)                       Balance       Interest     Cost      Balance      Interest      Cost
------------------------------------------------------------------------------------------------------------------
Assets:
   Interest-earning assets:
      Mortgage loans (1):
         One-to-four family                $ 8,990,636   $  466,544    5.19%    $10,077,810   $  626,251    6.21%
         Multi-family, commercial
            real estate and construction     2,757,481      203,785    7.39       2,072,805      162,677    7.85
      Consumer and other loans (1)             410,095       19,247    4.69         307,103       17,623    5.74
                                           -----------   ----------             -----------   ----------
      Total loans                           12,158,212      689,576    5.67      12,457,718      806,551    6.47
      Mortgage-backed securities (2)         8,491,108      337,222    3.97       6,599,887      377,623    5.72
      Other securities (2)(3)                  529,592       28,955    5.47       1,011,280       69,211    6.84
      Federal funds sold and
         repurchase agreements                 136,272        1,538    1.13         766,906       12,877    1.68
                                           -----------   ----------             -----------   ----------
   Total interest-earning assets            21,315,184    1,057,291    4.96      20,835,791    1,266,262    6.08
   Goodwill                                    185,151   ----------                 185,151   ----------
   Other non-interest-earning assets         1,176,908                            1,120,809
                                           -----------                          -----------
Total assets                               $22,677,243                          $22,141,751
                                           ===========                          ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                              $ 2,907,541       13,198    0.45     $ 2,754,000       29,096    1.06
      Money market                           1,403,363        9,934    0.71       1,876,107       32,512    1.73
      NOW and demand deposit                 1,469,805        1,526    0.10       1,269,866        3,176    0.25
      Certificates of deposit                5,419,725      200,593    3.70       5,203,610      223,216    4.29
                                           -----------   ----------             -----------      -------
      Total deposits                        11,200,434      225,251    2.01      11,103,583      288,000    2.59
      Borrowed funds                         9,690,325      452,502    4.67       9,101,064      513,838    5.65
                                           -----------   ----------             -----------      -------
   Total interest-bearing liabilities       20,890,759      677,753    3.24      20,204,647      801,838    3.97
   Non-interest-bearing liabilities            302,391   ----------                 372,130      -------
                                           -----------                          -----------
Total liabilities                           21,193,150                           20,576,777
Stockholders' equity                         1,484,093                            1,564,974
                                           -----------                          -----------
Total liabilities and
   stockholders' equity                    $22,677,243                          $22,141,751
                                           ===========                          ===========

Net interest income/net
   interest rate spread (4)                              $  379,538    1.72%                  $  464,424    2.11%
                                                         ==========    ====                   ==========    ====

Net interest-earning assets/
   net interest margin (5)                 $   424,425                 1.78%    $   631,144                 2.23%
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

                                       Year Ended December 31, 2004        Year Ended December 31, 2003
                                                Compared to                        Compared to
                                       Year Ended December 31, 2003        Year Ended December 31, 2002
                                     --------------------------------   ---------------------------------
                                            Increase (Decrease)                Increase (Decrease)
                                     --------------------------------------------------------------------
(In Thousands)                        Volume       Rate        Net       Volume       Rate         Net
---------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
      One-to-four family             $ (4,895)  $ (33,420)  $ (38,315)  $(63,312)  $ (96,395)  $(159,707)
      Multi-family, commercial
      real estate and construction     44,943     (28,025)     16,918     51,111     (10,003)     41,108
   Consumer and other loans             3,050        (985)      2,065      5,224      (3,600)      1,624
   Mortgage-backed securities          (3,819)     25,180      21,361     92,179    (132,580)    (40,401)
   Other securities                    (6,933)     (6,088)    (13,021)   (28,339)    (11,917)    (40,256)
   Federal funds sold and
      repurchase agreements              (627)        229        (398)    (8,110)     (3,229)    (11,339)
---------------------------------------------------------------------------------------------------------
Total                                  31,719     (43,109)    (11,390)    48,753    (257,724)   (208,971)
---------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                275      (1,553)     (1,278)     1,564     (17,462)    (15,898)
   Money market                        (2,027)     (1,528)     (3,555)    (6,760)    (15,818)    (22,578)
   NOW and demand deposit                  57        (662)       (605)       449      (2,099)     (1,650)
   Certificates of deposit             28,268     (10,652)     17,616      8,994     (31,617)    (22,623)
   Borrowed funds                     (22,627)    (91,969)   (114,596)    31,815     (93,151)    (61,336)
---------------------------------------------------------------------------------------------------------
Total                                   3,946    (106,364)   (102,418)    36,062    (160,147)   (124,085)
---------------------------------------------------------------------------------------------------------
Net change in net interest
   income                            $ 27,773   $  63,255   $  91,028   $ 12,691   $ (97,577)  $ (84,886)
=========================================================================================================

Interest Income

Interest income for the year ended December 31, 2004 decreased slightly to $1.05 billion, from $1.06 billion for the year ended December 31, 2003. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.83% for the year ended December 31, 2004, from 4.96% for the year ended December 31, 2003, substantially offset by an increase of $343.2 million in the average balance of interest-earning assets to $21.66 billion for the year ended December 31, 2004, from $21.32 billion for the year ended December 31, 2003. The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on mortgage loans and other securities, partially offset by an increase in the average yield on mortgage-backed securities. The decreases in the average yields on our mortgage loan portfolios are attributable to a reduction in coupon rates resulting from the extraordinarily high levels of repayments in these portfolios, primarily during 2003, resulting in reinvestment in those assets at lower rates, coupled with the significant growth in the multi-family, commercial real estate and construction loan portfolio in a relatively low interest rate environment. Partially offsetting this decrease in coupon rates was the significant decrease in net premium amortization as a result of the reduction in refinance activity in 2004. The increase in the average yield on mortgage-backed securities was primarily the result of the significant decrease in net premium amortization as a result of the reduction in refinance activity in 2004, as well as the reduced amount of unamortized premium remaining in our portfolio, partially offset by a reduction in coupon rates. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of multi-family, commercial real estate and construction loans and consumer and other loans, partially offset by decreases in the average balances of other securities, one-to-four family mortgage loans, mortgage-backed securities and federal funds sold and repurchase agreements.

Interest income on one-to-four family mortgage loans decreased $38.3 million to $428.2 million for the year ended December 31, 2004, from $466.5 million for the year ended December 31, 2003, which was the result of a decrease in the average yield to 4.81% for the year ended December 31, 2004, from 5.19% for the year ended December 31, 2003, coupled with a decrease of $96.4 million in the average balance of such loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases throughout most of 2003. However, the yield has been positively impacted by a reduction of mortgage loan premium amortization as a result of the decreased refinance activity during 2004 as compared to 2003. The decrease in the average balance of one-to-four family mortgage loans is the result of repayments continuing to outpace originations and purchases of one-to-four family mortgage loans during the first nine months of 2004. However, as a result of reduced prepayment activity and continued strong purchase mortgage activity, during the 2004 fourth quarter, originations and purchases exceeded the levels of repayments resulting in a modest increase in the balance of the portfolio from December 31, 2003 to December 31, 2004.

Interest income on multi-family, commercial real estate and construction loans increased $16.9 million to $220.7 million for the year ended December 31, 2004, from $203.8 million for the year ended December 31, 2003, which was primarily the result of an increase of $661.9 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.45% for the year ended December 31, 2004, from 7.39% for the year ended December 31, 2003. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our increased emphasis on originations of such loans over the past several years, coupled with the fact that repayment activity within this portfolio is generally not as significant as that which we have experienced on our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the significant growth in this portfolio in the relatively low interest rate environment, coupled with a decrease of $3.4 million in prepayment penalties which totaled $12.6 million in 2004 compared to $16.0 million in 2003.

Interest income on mortgage-backed securities increased $21.4 million to $358.6 million for the year ended December 31, 2004, from $337.2 million for the year ended December 31, 2003. This increase was the result of an increase in the average yield to 4.27% for the year ended December 31, 2004, from 3.97% for the year ended December 31, 2003, partially offset by a slight decrease of $95.1 million in the average balance of the portfolio. The increase in the average yield on mortgage-backed securities reflects the reduction in net premium amortization during 2004. Net premium amortization on mortgage-backed securities decreased $62.8 million to $8.1 million for the year ended December 31, 2004, from $70.9 million for the year ended December 31, 2003. The benefit from the reduction in the amount of net premium amortization was partially offset by a reduction in coupon rates resulting from the substantial turnover we experienced in this portfolio during 2003 as higher yielding securities paid off and were replaced with lower yielding securities. As previously discussed, we continued to purchase mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows, in addition to cash flows from deposit growth, which resulted in an increase in the balance of mortgage-backed securities at December 31, 2004, compared to December 31, 2003. The slight decrease in the average balance of the mortgage-backed securities portfolio for the year ended December 31, 2004, compared to the year ended December 31, 2003, is the result of the volatility in cash flows we experienced in 2004, due to the interest rate volatility which occurred between quarters in 2004.

Interest income on other securities decreased $13.1 million to $15.9 million for the year ended December 31, 2004, from $29.0 million for the year ended December 31, 2003. This decrease resulted from a decrease of $145.6 million in the average balance of this portfolio, coupled with a decrease in the average yield to 4.15% for the year ended December 31, 2004, from 5.47% for the year ended December 31, 2003. The decrease in the average balance of other securities was primarily due to a decrease in the average balance of FHLB-NY stock reflecting the reduction in the level of FHLB-NY borrowings, coupled with a reduction in the levels of other securities as a result of securities which were sold or called in 2003 and early 2004. The decrease in the average yield is primarily the result of the reduction in the FHLB-NY dividend. Dividends on FHLB-NY stock totaled $3.5 million for the year ended December 31, 2004 and $10.6 million for the year ended December 31, 2003. As previously discussed, the FHLB-NY suspended dividend payments in the 2003 fourth quarter but resumed payments in January 2004 at a reduced rate from that which they had paid prior to the suspension.

Interest Expense

Interest expense for the year ended December 31, 2004 decreased $102.5 million to $575.3 million, from $677.8 million for the year ended December 31, 2003. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 2.74% for the year ended December 31, 2004, from 3.24% for the year ended December 31, 2003, slightly offset by an increase of $102.0 million in the average balance of interest-bearing liabilities to $20.99 billion for the year ended December 31, 2004, from $20.89 billion for the year ended December 31, 2003. The decrease in the overall average cost of our interest-bearing liabilities primarily reflects the impact of the repayment and refinancing of higher cost borrowings as they matured at substantially lower rates. The slight increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of deposits, substantially offset by a decrease in the average balance of borrowed funds.

Interest expense on deposits increased $12.1 million, to $237.4 million for the year ended December 31, 2004, from $225.3 million for the year ended December 31, 2003, reflecting an increase of $607.4 million in the average balance of total deposits which was primarily due to an increase in the average balance of certificates of deposit, partially offset by a decrease in the average balance of money market accounts. The average cost of deposits in each of the deposit categories decreased for the year ended December 31, 2004, as compared to the year ended December 31, 2003, as a result of the low interest rate environment. However, our overall average cost of deposits remained at 2.01% for the year ended December 31, 2004, primarily due to the significant increase in the average balance of certificates of deposit which have a higher average cost than our other deposit products.

Interest expense on certificates of deposit increased $17.6 million resulting from an increase of $791.3 million in the average balance, partially offset by a decrease in the average cost to 3.51% for the year ended December 31, 2004, from 3.70% for the year ended December 31, 2003. The increase in the average balance of certificates of deposit was primarily the result of the success of our marketing campaigns which have focused on attracting medium- and long-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings. During the year ended December 31, 2004, $3.90 billion of certificates of deposit, with a weighted average rate of 2.45% and a weighted average maturity at inception of sixteen months, matured and $5.02 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.66% and a weighted average maturity at inception of twenty months. While the average cost of certificates of deposit decreased during the year ended December 31, 2004 compared to the year ended December 31, 2003, as a result of the low interest rate environment, the impact of the issuance or repricing of certificates of deposit at higher rates than those maturing may result in an increase in the average cost of certificates of deposit going forward.

Interest expense on money market accounts decreased $3.6 million reflecting a decrease of $314.4 million in the average balance, coupled with a decrease in the average cost to 0.59% for the year ended December 31, 2004, from 0.71% for the year ended December 31, 2003. The decrease in the average balance of money market accounts is attributable to the continued intense competition for these accounts, previously discussed. The decrease in the average cost of money market accounts is a result of the low interest rate environment.

Interest expense on savings accounts decreased $1.3 million which was attributable to a decrease in the average cost to 0.40% for the year ended December 31, 2004, from 0.45% for the year ended December 31, 2003, partially offset by an increase of $65.5 million in the average balance. Interest expense on NOW and demand deposit accounts decreased $605,000 as a result of a decrease in the average cost to 0.06% for the year ended December 31, 2004, from 0.10% for the year ended December 31, 2003, slightly offset by an increase of $65.0 million in the average balance of these accounts. The increases in the average balances of savings and NOW and demand deposit accounts are consistent with our emphasis on core deposit generation.

Interest expense on borrowed funds decreased $114.6 million to $337.9 million for the year ended December 31, 2004, from $452.5 million for year ended December 31, 2003, resulting from a decrease in the average cost of borrowings to 3.68% for the year ended December 31, 2004, from 4.67% for the year ended December 31, 2003, coupled with a decrease of $505.4 million in the average balance. The decrease in the average cost of borrowings is the result of the repayment of certain higher cost borrowings as they matured and the refinancing of the remainder at substantially lower rates. The decrease in the average balance of borrowed funds was primarily the result of the repayment of certain higher cost borrowings as they matured, primarily through the increase in certificates of deposits as a result of the success of our marketing campaigns, previously discussed.

Provision for Loan Losses

During the years ended December 31, 2004 and 2003, no provision for loan losses was recorded. We review our allowance coverage percentages on a quarterly basis. Our 2004 analyses did not indicate that a change in our allowance for loan losses was warranted. Our net charge-off experience during the year ended December 31, 2004 remained at an annualized rate of less than one basis point of average loans outstanding for the period. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $82.8 million at December 31, 2004 and $83.1 million at December 31, 2003. Net loan charge-offs totaled $363,000 for the year ended December 31, 2004 compared to $425,000 for the year ended December 31, 2003. Non-performing loans increased $2.9 million to $32.6 million at December 31, 2004, from $29.7 million at December 31, 2003. The allowance for loan losses as a percentage of non-performing loans decreased to 254.02% at December 31, 2004, from 280.10% at December 31, 2003, primarily due to the increase in non-performing loans from December 31, 2003 to December 31, 2004. The allowance for loan losses as a percentage of total loans decreased to 0.62% at December 31, 2004, from 0.66% at December 31, 2003. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the year ended December 31, 2004 decreased $39.5 million to $80.1 million, from $119.6 million for the year ended December 31, 2003. All components of non-interest income for the year ended December 31, 2004 decreased as compared to the year ended December 31, 2003. However, the decrease in total non-interest income was primarily due to the $16.5 million other-than-temporary impairment write-down of securities, previously discussed under "Critical Accounting Policies - Securities Impairment," and the decreases in mortgage banking income, net, and other non-interest income.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $5.6 million to $4.7 million for the year ended December 31, 2004, from $10.3 million for the year ended December 31, 2003.
This decrease was primarily due to decreases in net gain on sales of loans and loan servicing fees, partially offset by a decrease in amortization of MSR. Net gain on sales of loans decreased $8.6 million to $3.5 million for the year ended December 31, 2004, from $12.1 million for the year ended
December 31, 2003. The decrease in net gain on sales of loans was primarily due to a significant decrease in the volume of fixed rate loans originated and sold into the secondary market during 2004, coupled with less favorable pricing opportunities during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Loan servicing fees decreased
$2.1 million to $5.8 million for the year ended December 31, 2004, from $7.9 million for the year ended December 31, 2003, primarily as a result of the decrease in the balance of loans serviced for others to $1.67 billion at December 31, 2004, from $1.90 billion at December 31, 2003. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales. Amortization of MSR decreased $6.0 million to $6.8 million for the year ended December 31, 2004, from $12.8 million for the year ended December 31, 2003. The decrease in MSR amortization is attributable to the reduction in the level of mortgage loan repayments as a result of the decrease in mortgage loan refinance activity previously discussed. We recorded a recovery in the valuation allowance of MSR of $2.2 million for the year ended December 31, 2004 compared to a recovery of $3.1 million for the year ended December 31, 2003.

Other non-interest income decreased $7.7 million to $6.8 million for the year ended December 31, 2004, from $14.5 million for the year ended December 31, 2003, primarily due to a $10.1 million gain on the sale of our interest in a joint venture real estate investment held by one of our wholly-owned subsidiaries in the 2003 fourth quarter, partially offset by income in 2004 from an investment in a limited partnership.

Net gain on sales of securities decreased $2.6 million to $4.7 million for the year ended December 31, 2004, from $7.3 million for the year ended December 31, 2003. During 2004, we sold mortgage-backed securities with an amortized cost of $145.2 million and other securities with an amortized cost of $20.3 million. During 2003, we sold mortgage-backed securities with an amortized cost of $1.40 billion and other securities with an amortized cost of $45.6 million. Net gains on sales of securities are used as a natural hedge to offset MSR valuation allowance adjustments.

Income from BOLI decreased $2.9 million to $17.1 million for the year ended December 31, 2004, from $20.0 million for the year ended December 31, 2003, primarily due to a reduction in the yield on the BOLI investment as a result of the low interest rate environment. Other loan fees decreased $2.8 million to $4.8 million for the year ended December 31, 2004, from $7.6 million for the year ended December 31, 2003, primarily due to decreases in mortgage related fees due to the decrease in loan origination and refinance activity previously discussed.

Non-Interest Expense

Non-interest expense increased $19.1 million to $225.0 million for the year ended December 31, 2004, from $205.9 million for the year ended December 31, 2003. This increase was primarily due to increases in compensation and benefits expense, occupancy, equipment and systems expense and other expense.

Compensation and benefits expense increased $8.4 million to $118.7 million for the year ended December 31, 2004, from $110.3 million for the year ended December 31, 2003. This increase was primarily attributable to increases in salary expense and ESOP expense, partially offset by a reduction in pension expense. The increase in salary expense was primarily attributable to an increase in corporate bonuses for 2004 compared to 2003. No bonuses were paid to executive management for

2003. The increase in ESOP expense was primarily attributable to a higher average market value of our common stock during the year ended December 31, 2004 compared to the year ended December 31, 2003. Pension expense decreased primarily due to the increase in the expected return on plan assets in 2004 compared to 2003 as a result of the increase in the fair value of plan assets from December 31, 2002 to December 31, 2003.

Occupancy, equipment and systems expense increased $4.7 million to $64.6 million for the year ended December 31, 2004, from $59.9 million for the year ended December 31, 2003. This increase was primarily due to increased furniture, fixtures and computer equipment expense and computer equipment depreciation, as a result of systems enhancements over the past two years, and an increase in office building expense, resulting from increased maintenance costs, primarily snow removal costs in the 2004 first quarter due to the harsh winter.

Other expense increased $5.5 million to $33.4 million for the year ended December 31, 2004, from $27.9 million for the year ended December 31, 2003, primarily due to a $3.2 million arbitration settlement resulting from the final disposition of a compensation dispute between us and three former directors of Long Island Bancorp, Inc. and increased legal fees and other costs as a result of increased activity in preparation for trial in the action entitled The Long Island Savings Bank, FSB et al. vs. The United States in the United States Court of Federal Claims which commenced January 18, 2005. Additionally, we incurred $800,000 in consulting fees related to our implementation of the Sarbanes-Oxley Act of 2002.

Although non-interest expense increased in 2004, we continue to focus on expense control, with expense ratios that are significantly lower than our peer averages. Our percentage of general and administrative expense to average assets increased to 0.99% for the year ended December 31, 2004, from 0.91% for the year ended December 31, 2003, primarily due to the increase in general and administrative expense. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, decreased to 40.86% for the year ended December 31, 2004, from 41.25% for the year ended December 31, 2003, primarily due to the increase in net interest income.

Income Tax Expense

For the year ended December 31, 2004, income tax expense totaled $106.1 million, representing an effective tax rate of 32.6%, compared to $96.4 million, representing an effective tax rate of 32.9%, for the year ended December 31, 2003.

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

Mortgage loans, net, increased $568.6 million to $12.25 billion at December 31, 2003, from $11.68 billion at December 31, 2002. This increase was primarily due to an increase in our multi-family and commercial real estate loan portfolios, partially offset by a decrease in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the year ended December 31, 2003 totaled $7.29 billion, including originations of loans held-for-sale totaling $613.3 million, of which $5.75 billion were originations and $1.54 billion were purchases.
This compares to $4.06 billion of originations and $1.53 billion of purchases for a total of $5.59 billion, including originations of loans held-for-sale totaling $484.3 million, during the year ended December 31, 2002. Mortgage loan repayments increased to $6.11 billion for the year ended December 31, 2003, from $5.34 billion for the year ended December 31, 2002.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans decreased $238.3 million to $8.97 billion at December 31, 2003, from $9.21 billion at December 31, 2002, and represented 71.1% of our total loan portfolio at December 31, 2003. This decrease was primarily due to the continued high level of one-to-four family loan repayments during 2003, particularly during the first nine months, which have outpaced our levels of one-to-four family loan originations and purchases. Although medium- and long-term U.S. Treasury yields have increased on average 38 basis points from December 31, 2002 to December 31, 2003, interest rates remain at historical lows and were extremely volatile during the second and third quarters of 2003. The decline in rates during the second quarter of 2003 created a surge of refinance activity which was greater than that which we had previously experienced. The rise in rates during the third quarter of 2003 resulted in a reduction in repayments on our mortgage loans in the 2003 fourth quarter.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations. Our multi-family mortgage loan portfolio increased $630.4 million to $2.23 billion at December 31, 2003, from $1.60 billion at December 31, 2002. Our commercial real estate loan portfolio increased $135.7 million to $880.3 million at December 31, 2003, from $744.6 million at December 31, 2002. Multi-family and commercial real estate loan originations totaled $1.65 billion for the year ended December 31, 2003 and $1.01 billion for the year ended December 31, 2002. This increase reflects the increase in refinance activity, our emphasis on this type of lending and the competitive rates we offer on these types of loans. Prepayment activity within our multi-family and commercial real estate loan portfolio increased in 2003 as compared to 2002, however, such activity is not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio due in part to the prepayment penalties associated with these loans. The average loan balance of loans in our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million. Our portfolio of consumer and other loans, net, increased $59.0 million to $438.2 million at December 31, 2003, from $379.2 million at December 31, 2002. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and the low interest rate environment.

Mortgage-backed securities increased $864.5 million to $8.24 billion at December 31, 2003, from $7.38 billion at December 31, 2002. This increase was primarily the result of purchases of REMICs and CMOs totaling $9.30 billion, partially offset by principal payments received of $6.87 billion, sales of $1.40 billion, net premium amortization of $70.9 million and a decrease of $93.4 million in the net unrealized gain on our available-for-sale portfolio. This increase in mortgage-backed securities reflects our use of excess cash flows, as well as cash flows from increased deposits and borrowings, for the purchase of these securities. The decrease in the net unrealized gain on our mortgage-backed securities available-for-sale portfolio is primarily due to the substantial turnover of securities in our portfolio resulting in a decrease in the average coupon rate of the portfolio, coupled with the increase in interest rates from December 31, 2002 to December 31, 2003.

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

Deposits increased $119.4 million to $11.19 billion at December 31, 2003, from $11.07 billion at December 31, 2002. The increase in deposits was primarily due to an increase of $348.4 million in certificates of deposit to $5.50 billion at December 31, 2003, from $5.15 billion at December 31, 2002, an increase of $126.7 million in savings accounts to $2.96 billion at December 31, 2003 and an increase of $110.1 million in NOW and demand deposit accounts to $1.49 billion at December 31, 2003. These increases were partially offset by a decrease of $465.8 million in our money market accounts to $1.23 billion at December 31, 2003, from $1.70 billion at December 31, 2002. The increase in our certificates of deposit was primarily the result of our efforts to extend the maturities of our certificates of deposit through promotional rates and targeted marketing and sales efforts in the prevailing low interest rate environment. During 2003, $3.45 billion of certificates of deposit, with a weighted average rate of 2.31% and a weighted average maturity at inception of thirteen months, matured and $3.60 billion of certificates of deposit were issued or repriced, with a weighted average rate of 1.93% and a weighted average maturity at inception of sixteen months. The decrease in our money market accounts is attributable to continued intense competition for these accounts. Certain local competitors have continued to offer premium rates for money market and checking accounts. We have not increased the rates we offer on these accounts because we do not consider it a cost effective strategy. However, despite the continued intense competition for checking accounts, we have been successful in increasing our NOW and demand deposit account balances, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK Process.

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

Results of Operations

General

Net income for the year ended December 31, 2003 decreased $51.6 million to $196.8 million, from $248.4 million for the year ended December 31, 2002. Diluted earnings per common share totaled $1.66 per share for the year ended December 31, 2003 and $1.90 per share for the year ended December 31, 2002. Return on average assets decreased to 0.87% for the year ended December 31, 2003, from 1.12% for the year ended December 31, 2002. Return on average stockholders' equity decreased to 13.26% for the year ended December 31, 2003, from 15.87% for the year ended December 31, 2002. Return on average tangible stockholders' equity decreased to 15.15% for the year ended December 31, 2003, from 18.00% for the year ended December 31, 2002. The decreases in net income and the related return ratios for the year ended December 31, 2003 were primarily the result of the decrease in net interest income which is discussed further below.

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

The average balance of net interest-earning assets decreased $206.7 million to $424.4 million for the year ended December 31, 2003, from $631.1 million for the year ended December 31, 2002. The decrease in the average balance of net interest-earning assets was the result of an increase of $686.1 million in the average balance of total interest-bearing liabilities to $20.89 billion for the year ended December 31, 2003, from $20.20 billion for the year ended December 31, 2002, partially offset by an increase of $479.4 million in the average balance of total interest-earning assets to $21.32 billion for the year ended December 31, 2003, from $20.84 billion for the year ended December 31, 2002. The primary reasons for the decrease in net interest-earning assets are the repurchases of our common stock over the past year, an increase in the monthly mortgage-backed securities principal payments receivable due to the accelerated mortgage-backed securities cash flow, and the $100.0 million premium paid in the first quarter of 2002 to purchase additional BOLI. The net interest rate spread decreased to 1.72% for the year ended December 31, 2003, from 2.11% for the year ended December 31, 2002. The average yield on interest-earning assets decreased to 4.96% for the year ended December 31, 2003, from 6.08% for the year ended December 31, 2002. The average cost of interest-bearing liabilities decreased to 3.24% for the year ended December 31, 2003, from 3.97% for the year ended December 31, 2002. The changes in the yields on interest-earning assets and the costs of interest-bearing liabilities for the year ended December 31, 2003 were a result of the continued low interest rate environment previously discussed. The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Interest Income

Interest income for the year ended December 31, 2003 decreased $209.0 million to $1.06 billion, from $1.27 billion for the year ended December 31, 2002. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.96% for the year ended December 31, 2003, from 6.08% for the year ended December 31, 2002, partially offset by an increase of $479.4 million in the average balance of interest-earning assets to $21.32 billion for the year ended December 31, 2003, from $20.84 billion for the year ended December 31, 2002. The decrease in the average yield on interest-earning assets was due to decreases in the average yields on all asset categories, primarily our mortgage-backed securities and one-to-four family mortgage loans. The declines in medium- and long-term U.S. Treasury yields during 2002 and the first half of 2003 resulted in continued high levels of repayments on our mortgage-backed securities and one-to-four family mortgage loan portfolios and accelerated premium amortization. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of mortgage-backed securities and multi-family, commercial real estate and construction loans, partially offset by decreases in the average balances of one-to-four family mortgage loans, federal funds sold and repurchase agreements and other securities.

Interest income on one-to-four family mortgage loans decreased $159.8 million to $466.5 million for the year ended December 31, 2003, from $626.3 million for the year ended December 31, 2002, which was the result of a decrease in the average yield to 5.19% for the year ended December 31, 2003, from 6.21% for the year ended December 31, 2002, coupled with a decrease of $1.09 billion in the average balance of such loans. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the continued low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases, coupled with the lower repricing of ARM loans. Additionally, the yield has been negatively impacted by accelerated loan premium amortization, discussed previously, as a result of the increased refinance activity. The decrease in the average balance of one-to-four family mortgage loans reflects the extraordinarily high level of repayment activity, due to refinancings, particularly in the second half of 2002 and continuing through the first nine months of 2003, partially offset by originations and purchases of one-to-four family mortgage loans. The previously discussed increase in medium- and long-term U.S. Treasury yields during the third quarter of 2003 resulted in a reduction in the one-to-four family mortgage refinance activity which reduced the repayments on our mortgage loans in the 2003 fourth quarter.

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

Interest income on mortgage-backed securities decreased $40.4 million to $337.2 million for the year ended December 31, 2003, from $377.6 million for the year ended December 31, 2002. This decrease was the result of a decrease in the average yield to 3.97% for the year ended December 31, 2003, from 5.72% for the year ended December 31, 2002, partially offset by an increase of $1.89 billion in the average balance of the portfolio. The decrease in the average yield on mortgage-backed securities reflects the substantial turnover we have experienced in this portfolio as a result of the continued low interest rate environment as higher yielding securities were repaid and replaced with lower yielding securities, coupled with accelerated premium amortization. Net premium amortization on mortgage-backed securities increased $57.2 million to $70.9 million for the year ended December 31, 2003, from $13.7 million for the year ended December 31, 2002. The increase in the average balance of mortgage-backed securities was the result of increased levels of purchases of REMICs and CMOs during the second half of 2002 and throughout 2003 to effectively deploy our cash flows in excess of mortgage and other loan fundings, partially offset by increased levels of principal repayments. At December 31, 2003, we had $8.06 billion in REMIC and CMO mortgage-backed securities, which comprised 95.5% of our total securities portfolio, substantially all of which had fixed rates. The amortized cost of our fixed rate REMICs and CMOs totaled $8.11 billion at December 31, 2003. Included in this total is $2.53 billion of securities which have a remaining gross premium of $26.9 million, a weighted average current coupon of 5.04%, a weighted average collateral coupon of 6.10% and a weighted average life of 2.6 years. The remaining $5.58 billion of these securities have a remaining gross discount of $18.5 million, a weighted average current coupon of 4.14%, a weighted average collateral coupon of 5.80% and a weighted average life of 3.5 years. Included in the totals for discount securities are $617.7 million of securities at par.

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

Interest expense on money market accounts decreased $22.6 million reflecting a decrease in the average cost to 0.71% for the year ended December 31, 2003, from 1.73% for the year ended December 31, 2002, coupled with a decrease of $472.7 million in the average balance of such accounts. Interest paid on money market accounts is on a tiered basis with 82.7% of the balance at December 31, 2003 in the highest tier. The decrease in the average balance of money market accounts is attributable to the continued intense competition for these accounts, previously discussed.

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

The allowance for loan losses totaled $83.1 million at December 31, 2003 and $83.5 million at December 31, 2002. Net loan charge-offs totaled $425,000 for the year ended December 31, 2003 compared to $1.0 million for the year ended December 31, 2002. Non-performing loans decreased $4.8 million to $29.7 million at December 31, 2003, from $34.5 million at December 31, 2002. The allowance for loan losses as a percentage of non-performing loans increased to 280.10% at December 31, 2003, from 242.04% at December 31, 2002, primarily due to the decrease in non-performing loans from December 31, 2002 to December 31, 2003. The allowance for loan losses as a percentage of total loans decreased to 0.66% at December 31, 2003 from 0.69% at December 31, 2002. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the year ended December 31, 2003 increased $12.2 million to $119.6 million, from $107.4 million for the year ended December 31, 2002. The increase in non-interest income was primarily due to increases in mortgage banking income, net, and other non-interest income, partially offset by a decrease in net gain on sales of securities.

Mortgage banking income, net, increased $12.6 million to net mortgage banking income of $10.3 million for the year ended December 31, 2003, from net mortgage banking loss of $2.3 million for the year ended December 31, 2002. This increase is primarily due to the change in the valuation allowance adjustments for the impairment of MSR, to a recovery recorded for the year ended December 31, 2003 compared to a provision recorded for the year ended December 31, 2002, and an increase in net gain on sales of loans, partially offset by a decrease in loan servicing fees and an increase in amortization of MSR. We recorded a recovery in the valuation allowance of MSR of $3.1 million for the year ended December 31, 2003 compared to a provision of $10.8 million for the year ended December 31, 2002. The recovery in the valuation allowance of MSR for the year ended December 31, 2003 is a result of a decrease in projected loan prepayment speeds at December 31, 2003, compared to the projected loan prepayment speeds used in valuing our MSR at December 31, 2002. The decrease in projected loan prepayment speeds reflects the increase in medium- and long-term interest rates during the second half of 2003. Net gain on sales of loans increased $5.5 million to $12.1 million for the year ended December 31, 2003 from $6.6 million for the year ended December 31, 2002. The increase in net gain on sales of loans was primarily due to more favorable pricing opportunities during the year ended December 31, 2003 as compared to the year ended December 31, 2002 and an increase in the volume of fixed rate loans originated and sold into the secondary market during 2003. Loan servicing fees decreased $4.2 million to $7.9 million for the year ended December 31, 2003, from $12.1 million for the year ended December 31, 2002, primarily as a result of the decrease in the balance of loans serviced for others to $1.90 billion at December 31, 2003, from $2.67 billion at December 31, 2002. The decrease in the balance of loans serviced for others was due to increased repayments in that portfolio in the continued low interest rate environment which have exceeded the level of new servicing volume from loan sales. Amortization of MSR increased $2.6 million to $12.8 million for the year ended December 31, 2003, from $10.2 million for the year ended December 31, 2002. The increase in MSR amortization is attributable to the continued high level of mortgage loan repayments, particularly during the first nine months of 2003.

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

Pension expense increased $6.1 million to net expense of $5.7 million for the year ended December 31, 2003, from a net benefit of $358,000 for the year ended December 31, 2002. The increase in pension expense was primarily related to the decrease in the value of our pension assets which was a result of the decline in the equities markets during 2002. The decline in the equities markets during 2002 resulted in a $23.7 million decrease in the fair value of plan assets, to $128.9 million at December 31, 2002 compared to $152.6 million at December 31, 2001, which resulted in a $1.9 million decrease in the expected return on plan assets for 2003, thereby increasing pension expense compared to 2002. An expected long term rate of return on plan assets of 8.00% was utilized in determining pension expense (benefit) for both 2003 and 2002.

Additionally, the decline in the equities markets during 2002 resulted in a negative 11.00% actual return on plan assets for the year as compared to the expected long term positive rate of return of 8.00%. These divergent rates of return resulted in a $27.4 million actuarial loss in the fair value of our plan assets in 2002 which contributed to the significant increase in the unrecognized net actuarial loss to $44.3 million as of December 31, 2002. Also contributing to the unrecognized net actuarial loss was an $8.3 million actuarial loss in 2002 on our projected benefit liabilities from the decrease in the discount rate as a result of the low interest rate environment. The total increase in the unrecognized net actuarial loss in 2002 resulted in the unrecognized net actuarial loss at December 31, 2002 exceeding 10% of the greater of the projected benefit obligation or the market related value of plan assets. We amortize unrecognized gains and losses on the minimum basis as prescribed by SFAS No. 87, "Employers' Accounting for Pensions." As a result, we amortized $3.4 million of the unrecognized net actuarial loss as an expense in 2003 compared to amortization of only $46,000 for 2002.

The decrease in ESOP expense is primarily attributable to a reduction in the number of shares of our common stock allocated to participant accounts, due to an increase in the market value of our common stock during the period used for the calculations, during the year ended December 31, 2003, compared to the year ended December 31, 2002.

Although non-interest expense increased in 2003, we continue to focus on expense control, with expense ratios that are significantly lower than our peer averages. Our percentage of general and administrative expense to average assets increased to 0.91% for the year ended December 31, 2003, from 0.88% for the year ended December 31, 2002, primarily due to the increase in general and administrative expense, partially offset by the increase in average assets. The efficiency ratio increased to 41.25% for the year ended December 31, 2003, from 34.25% for the year ended December 31, 2002, primarily due to the decrease in net interest income, coupled with the increase in general and administrative expense. The increase in general and administrative expense and the decrease in net interest income for the year ended December 31, 2003 compared to the year ended December 31, 2002 were discussed previously.

Income Tax Expense

For the year ended December 31, 2003, income tax expense totaled $96.4 million, representing an effective tax rate of 32.9%, compared to $123.1 million, representing an effective tax rate of 33.1%, for the year ended December 31, 2002.

Asset Quality

Our non-performing assets continue to remain at very low levels in relation to both the size of our loan portfolio and relative to our peers. Non-performing assets increased $2.2 million to $33.5 million at December 31, 2004, from $31.3 million at December 31, 2003. The ratio of non-performing loans to total loans increased to 0.25% at December 31, 2004, from 0.23% at December 31, 2003. The ratio of non-performing assets to total assets was 0.14% at December 31, 2004 and 2003. See Item 1, "Business" for further discussion of our asset quality.

Non-Performing Assets

The following table sets forth information regarding non-performing assets.

                                                                  At December 31,
                                                  ------------------------------------------------
(Dollars in Thousands)                              2004      2003      2002      2001      2000
--------------------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)         $31,462   $28,321   $31,997   $34,848   $34,332
Non-accrual delinquent consumer and other loans       544       792     1,485       991       903
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                        573       563     1,035     1,277       952
--------------------------------------------------------------------------------------------------
Total non-performing loans                         32,579    29,676    34,517    37,116    36,187
Real estate owned, net (3)                            920     1,635     1,091     2,987     3,801
--------------------------------------------------------------------------------------------------
Total non-performing assets                       $33,499   $31,311   $35,608   $40,103   $39,988
==================================================================================================

Non-performing loans to total loans                  0.25%     0.23%     0.29%     0.31%     0.32%
Non-performing loans to total assets                 0.14      0.13      0.16      0.16      0.16
Non-performing assets to total assets                0.14      0.14      0.16      0.18      0.18

(1) Includes multi-family and commercial real estate loans totaling $11.5 million, $6.1 million, $2.9 million, $3.6 million and $2.5 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.8 million for the year ended December 31, 2004, $1.9 million for the year ended December 31, 2003 and $2.3 million for the year ended December 31, 2002. This compares to actual payments recorded as interest income, with respect to such loans, of $1.0 million for the year ended December 31, 2004, $1.2 million for the year ended December 31, 2003 and $1.6 million for the year ended December 31, 2002.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $2.8 million at December 31, 2004, $3.9 million at December 31, 2003, $5.0 million at December 31, 2002, $5.4 million at December 31, 2001 and $5.2 million at December 31, 2000.

In addition to non-performing assets, we had $4.1 million of potential problem loans at December 31, 2004 compared to $839,000 at December 31, 2003. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2004, 2003 and 2002.

                                           Principal Balance of Loans Past Due
                                        ----------------------------------------
                                            60-89 Days        90 Days or More
                                        ----------------------------------------
                                         Number              Number
(Dollars in Thousands)                  of Loans   Amount   of Loans     Amount
--------------------------------------------------------------------------------
At December 31, 2004:
   Mortgage loans:
      One-to-four family                     6     $  805       98      $20,497
      Multi-family                           4        460       12        8,843
      Commercial real estate                --         --        4        2,695
      Construction (1)                       2      1,994       --           --
   Consumer and other loans                 56        880       57          544
--------------------------------------------------------------------------------
   Total delinquent loans                   68     $4,139      171      $32,579
================================================================================
   Delinquent loans to total loans                   0.03%                 0.25%

At December 31, 2003:
   Mortgage loans:
      One-to-four family                     5     $  192      143      $22,744
      Multi-family                           1         60       10        3,448
      Commercial real estate                --         --        4        2,692
   Consumer and other loans                 83        587       90          792
--------------------------------------------------------------------------------
   Total delinquent loans                   89     $  839      247      $29,676
================================================================================
   Delinquent loans to total loans                   0.01%                 0.23%

At December 31, 2002:
   Mortgage loans:
      One-to-four family                    12     $  417      185      $30,130
      Multi-family                           1        192        6        2,114
      Commercial real estate                 2        324        1          788
   Consumer and other loans                 85        571      131        1,485
--------------------------------------------------------------------------------
   Total delinquent loans                  100     $1,504      323      $34,517
================================================================================
   Delinquent loans to total loans                   0.01%                 0.29%

(1) Construction loans classified as 60-89 days past due at December 31, 2004 consist solely of loans which are delinquent 60-89 days as to their maturity date but not their interest due. In January 2005, the loans were extended to May 1, 2005 and are current and performing in accordance with the extended loan agreement terms.

Classified Assets

The following table sets forth the carrying value of our assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at December 31, 2004. There were no assets classified as loss at December 31, 2004.

                                 Special Mention        Substandard           Doubtful
                               ------------------   ------------------   -----------------
                                Number               Number               Number
(Dollars in Thousands)         of Loans    Amount   of Loans    Amount   of Loans   Amount
------------------------------------------------------------------------------------------
Loans:
   Mortgage loans:
      One-to-four family          --      $    --      104     $20,842       4      $  271
      Multi-family                 4        5,540       16       9,947      --          --
      Commercial real estate       2        2,695        4       1,870       1         990
      Construction                 5        2,735       --          --      --          --
   Consumer and other loans        1          177       58         545      --          --
------------------------------------------------------------------------------------------
Total loans                       12       11,147      182      33,204       5       1,261
Real estate owned:
   One-to-four family             --           --        5         920      --          --
------------------------------------------------------------------------------------------
Total classified assets           12      $11,147      187     $34,124       5      $1,261
==========================================================================================

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.

                                                         At or For the Year Ended December 31,
                                                    ------------------------------------------------
(Dollars in Thousands)                                2004      2003      2002      2001      2000
----------------------------------------------------------------------------------------------------
Allowance for losses on loans:
Balance at beginning of year                        $83,121   $83,546   $82,285   $79,931   $76,578
   Provision charged to operations                       --        --     2,307     4,028     4,014
   Charge-offs:
      One-to-four family                               (231)     (194)     (325)     (506)     (963)
      Multi-family                                       --        --       (83)       (3)       (8)
      Commercial real estate                             --        --      (268)     (464)       --
      Construction                                       --        --      (281)       --        --
      Consumer and other loans                         (656)   (1,142)   (1,251)   (1,554)   (1,678)
----------------------------------------------------------------------------------------------------
   Total charge-offs                                   (887)   (1,336)   (2,208)   (2,527)   (2,649)
----------------------------------------------------------------------------------------------------
   Recoveries:
      One-to-four family                                 78       111       241       263       802
      Multi-family                                       --        --        83        --       136
      Commercial real estate                             --        20       291        --       496
      Construction                                       --        --        --         9        79
      Consumer and other loans                          446       780       547       581       475
----------------------------------------------------------------------------------------------------
   Total recoveries                                     524       911     1,162       853     1,988
----------------------------------------------------------------------------------------------------
   Net charge-offs                                     (363)     (425)   (1,046)   (1,674)     (661)
----------------------------------------------------------------------------------------------------
Balance at end of year                              $82,758   $83,121   $83,546   $82,285   $79,931
====================================================================================================
Net charge-offs to average loans outstanding           0.00%     0.00%     0.01%     0.01%     0.01%
Allowance for loan losses to total loans               0.62      0.66      0.69      0.68      0.70
Allowance for loan losses to non-performing loans    254.02    280.10    242.04    221.70    220.88

Allowance for losses on REO:
Balance at beginning of year                        $    --   $     4   $    --   $     3   $   171
   Provision (recovery) recorded to operations           --         4         4       (64)     (109)
   Charge-offs                                           --        (8)       --       (17)     (113)
   Recoveries                                            --        --        --        78        54
----------------------------------------------------------------------------------------------------
Balance at end of year                              $    --   $    --   $     4   $    --   $     3
====================================================================================================

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

                                                              At December 31,
                                  ---------------------------------------------------------------------
                                           2004                    2003                    2002
                                  ---------------------   ---------------------   ---------------------
                                            % of Loans              % of Loans              % of Loans
                                                to                       to                      to
(Dollars in Thousands)             Amount   Total Loans    Amount   Total Loans    Amount   Total Loans
-------------------------------------------------------------------------------------------------------
One-to-four family                $36,697      68.68%     $39,614      71.13%     $45,485      76.86%
Multi-family                       18,124      19.41       16,440      17.69       12,449      13.35
Commercial real estate             11,785       7.17       11,006       6.98       10,099       6.21
Construction                        1,996       0.89        1,695       0.79          786       0.47
Consumer and other loans           14,156       3.85       14,366       3.41       14,727       3.11
-------------------------------------------------------------------------------------------------------
Total allowance for loan losses   $82,758     100.00%     $83,121     100.00%     $83,546     100.00%
=======================================================================================================

                                                   At December 31,
                                  ---------------------------------------------
                                           2001                    2000
                                  ---------------------   ---------------------
                                            % of Loans              % of Loans
                                                to                       to
(Dollars in Thousands)             Amount   Total Loans    Amount   Total Loans
-------------------------------------------------------------------------------
One-to-four family                $49,122      83.59%     $49,826      86.79%
Multi-family                        8,612       9.05        6,721       7.07
Commercial real estate              8,529       4.95        7,771       4.23
Construction                        1,329       0.42          573       0.30
Consumer and other loans           14,693       1.99       15,040       1.61
-------------------------------------------------------------------------------
Total allowance for loan losses   $82,285     100.00%     $79,931     100.00%
===============================================================================

Impact of Accounting Standards and Interpretations

In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment," or SFAS No. 123(R), which requires public entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 with early adoption encouraged. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. For periods before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS No.
123. We have not yet determined the transition method we will apply upon our adoption of SFAS No. 123(R). The impact of our adoption of SFAS No. 123(R) on our results of operations for 2005 will depend on the transition method we select. Regardless of the transition method we select upon adoption, the impact on our results of operations in 2006 is expected to be a reduction in net income comparable to the reduction shown in the 2004 pro forma disclosures under SFAS No. 123, which are included in Note 1 of Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force, or EITF, Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF
Issue No. 03-1 remains effective. Subsequent to the issuance of Staff
Position No. EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities.

On May 19, 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was effective for the first interim or annual period beginning after June 15, 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. Staff Position No. 106-2 requires employers who conclude their plans were "actuarially equivalent" at December 8, 2003 and the Medicare Act's effects are a "significant event" to account for the federal subsidy either on a retroactive basis to January 1, 2004 or prospectively from the date of adoption of Staff Position No. 106-2. If the Medicare Act's effects are not a "significant event," they are not accounted for until the plan's next measurement date following the adoption of Staff Position No. 106-2, which for us was December 31, 2004. Upon adoption of Staff Position No. 106-2, we determined our plan to be "actuarially equivalent" and determined the Medicare Act's effects were not a "significant event." The impact of our adoption of Staff Position No. 106-2 was not material to our financial condition and results of operations. See Note 15 of Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," for additional disclosures regarding the impact of our adoption of Staff Position No. 106-2.

In December 2003, the FASB issued FIN 46(R). All public entities were required to fully implement FIN 46(R) no later than the end of the first reporting period ending after March 15, 2004. Effective January 1, 2004, we implemented FIN 46(R), which required us to deconsolidate our subsidiary, Astoria Capital Trust
I. The impact of this deconsolidation on our financial statements was to increase consolidated total assets by $3.9 million, reflecting our investment in the common securities of Astoria Capital Trust I, and increase consolidated total borrowings by $3.9 million, reflecting the difference between the aggregate principal amount of the Junior Subordinated Debentures we issued to Astoria Capital Trust I and the aggregate principal amount of Capital Securities issued by Astoria Capital Trust I in the private placement completed in 1999. Additionally, we redesignated our two interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust I. Our prior period consolidated financial statements have been restated to reflect the deconsolidation.

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 69, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $2.18 billion of callable borrowings classified according to their maturity dates, primarily in the more than three years to five years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $125.1 million classified according to their maturity dates, of which $108.8 million are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at December 31, 2004 was negative 2.87%. This compares to a one-year cumulative gap of negative 6.83% at December 31, 2003. The change in our one-year cumulative gap is primarily attributable to a decrease in borrowings due in one year or less at December 31, 2004, as compared to December 31, 2003, as a result of the repayment or refinancing of $3.44 billion of medium-term borrowings which matured during 2004, of which $2.40 billion were extended through new medium-term borrowings with a weighted average original term of 3.3 years. Partially offsetting the impact of the reduction in borrowings due in one year or less is a decrease in estimated mortgage loan repayments as of December 31, 2004, as compared to December 31, 2003, as a result of the decrease in refinance activity previously discussed.

                                                                At December 31, 2004
                                          ------------------------------------------------------------------
                                                        More than     More than
                                                         One Year    Three Years
                                           One Year        to            to         More than
(Dollars in Thousands)                     or Less     Three Years    Five Years    Five Years      Total
------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                     $3,127,237   $ 3,293,598    $5,453,229   $   792,607   $12,666,671
   Consumer and other loans (1)              480,545        27,602            --            --       508,147
   Repurchase agreements                     267,578            --            --            --       267,578
   Mortgage-backed and other
      securities available-for-sale and
      FHLB stock                             622,797       761,826       427,947       810,897     2,623,467
   Mortgage-backed and other securities
      held-to-maturity                     1,550,612     2,156,144     1,187,294     1,416,741     6,310,791
------------------------------------------------------------------------------------------------------------
Total interest-earning assets              6,048,769     6,239,170     7,068,470     3,020,245    22,376,654
Net unamortized purchase premiums
   and deferred costs (2)                     18,495        15,621        30,510         1,635        66,261
------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)            6,067,264     6,254,791     7,098,980     3,021,880    22,442,915
------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                   161,236       322,472       322,472     2,122,940     2,929,120
   Money market                              810,586        16,284        16,284       122,134       965,288
   NOW and demand deposit                     45,039        90,080        90,080     1,355,515     1,580,714
   Certificates of deposit                 2,572,567     3,387,456       804,952        83,160     6,848,135
   Borrowed funds, net (4)                 3,149,183     3,292,624     2,648,820       377,843     9,468,470
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities         6,738,611     7,108,916     3,882,608     4,061,592    21,791,727
------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                    (671,347)     (854,125)    3,216,372    (1,039,712)  $   651,188
============================================================================================================
Cumulative interest sensitivity gap       $ (671,347)  $(1,525,472)   $1,690,900   $   651,188
============================================================================================================
Cumulative interest sensitivity
   gap as a percentage of total assets         (2.87)%       (6.51)%        7.22%         2.78%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                90.04%        88.98%       109.54%       102.99%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2005 would decrease by approximately 4.50% from the base projection. At December 31, 2003, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 0.54% from the base projection. The current low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since certain asset yields, liability costs, and related indexes are below 2.00%. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2005 would decrease by approximately 1.12% from the base projection. At December 31, 2003, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2004 would have decreased by approximately 3.46% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2005 would increase by approximately $6.3 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2005 would decrease by approximately $5.9 million, with respect to these items alone.

For information regarding our credit risk, see "Asset Quality," in Item 7, "MD&A."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 76.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2004. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page 77 for our Management Report on Internal Control Over Financial Reporting and page 78 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2005, which will be filed with the SEC within 120 days from December 31, 2004, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2005, which will be filed with the SEC within 120 days from December 31, 2004, and is incorporated herein by reference.

The Audit Committee Charter is available on our investor relations website at http://ir.astoriafederal.com under the heading "Corporate Governance." In addition, copies of our Audit Committee Charter will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer, which is available on our investor relations website at http://ir.astoriafederal.com under the heading "Corporate Governance." In addition, copies of our code of business conduct and ethics will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

Corporate Governance

Our Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter are available on our investor relations website at http://ir.astoriafederal.com under the heading "Corporate Governance." In addition, copies of such documents will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table," "Fiscal Year End Option/SAR Values," "Pension Plans," "Director Compensation," "Employment Agreements," "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2005 which will be filed with the SEC within 120 days from December 31, 2004, and is incorporated herein by reference.

The Compensation Committee Charter is available on our investor relations website at http://ir.astoriafederal.com under the heading "Corporate Governance." In addition, copies of our Compensation Committee Charter will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and information relating to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance is included in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2005, which will be filed with the SEC within 120 days from December 31, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2005, which will be filed with the SEC within 120 days from December 31, 2004, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included under the headings "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 18, 2005, which will be filed with the SEC within 120 days from December 31, 2004, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

       See Index to Consolidated Financial Statements on page 76.

    2. Financial Statement Schedules

       Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."

(b)    Exhibits

       See Index of Exhibits on page 116.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation


/s/ George L. Engelke, Jr.                                   Date: March 9, 2005
    ------------------------------------
    George L. Engelke, Jr.
    Chairman, President and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    NAME                                                               DATE
    ----                                                               ----


/s/ George L. Engelke, Jr.                                         March 9, 2005
    ------------------------------------
    George L. Engelke, Jr.
    Chairman, President and
    Chief Executive Officer


/s/ Monte N. Redman                                                March 9, 2005
    ------------------------------------
    Monte N. Redman
    Executive Vice President and
    Chief Financial Officer


/s/ Gerard C. Keegan                                               March 9, 2005
    ------------------------------------
    Gerard C. Keegan
    Vice Chairman, Chief Administrative
    Officer and Director


/s/ Andrew M. Burger                                               March 9, 2005
    ------------------------------------
    Andrew M. Burger
    Director


/s/ John J. Conefry, Jr.                                           March 9, 2005
    ------------------------------------
    John J. Conefry, Jr.
    Director


/s/ Denis J. Connors                                               March 9, 2005
    ------------------------------------
    Denis J. Connors
    Director


/s/ Robert J. Conway                                               March 9, 2005
    ------------------------------------
    Robert J. Conway
    Director


/s/ Thomas J. Donahue                                              March 9, 2005
    ------------------------------------
    Thomas J. Donahue
    Director


/s/ Peter C. Haeffner, Jr.                                         March 9, 2005
    ------------------------------------
    Peter C. Haeffner, Jr.
    Director

/s/ Ralph F. Palleschi                                             March 9, 2005
    ------------------------------------
    Ralph F. Palleschi
    Director


/s/ Thomas V. Powderly                                             March 9, 2005
    ------------------------------------
    Thomas V. Powderly
    Director


/s/ Leo J. Waters                                                  March 9, 2005
    ------------------------------------
    Leo J. Waters
    Director


/s/ Donald D. Wenk                                                 March 9, 2005
    ------------------------------------
    Donald D. Wenk
    Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                 Page
                                                                                 ----
Management Report on Internal Control Over Financial Reporting................    77
Reports of Independent Registered Public Accounting Firm......................    78
Consolidated Statements of Financial Condition at December 31, 2004 and 2003..    80
Consolidated Statements of Income for the years ended December 31, 2004, 2003
   and 2002...................................................................    81
Consolidated Statements of Changes in Stockholders' Equity for the years ended
   December 31, 2004, 2003 and 2002...........................................    82
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
   2003 and 2002..............................................................    83
Notes to Consolidated Financial Statements....................................    84

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Astoria Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Astoria Financial Corporation's internal control system is a process designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Astoria Financial Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Astoria Financial Corporation's assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Astoria Financial Corporation management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation's independent registered public accounting firm has issued an audit report on our assessment of, and the effective operation of, the company's internal control over financial reporting as of December 31, 2004. This report appears on page 78.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Astoria Financial Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 3, 2005

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    At December 31,
                                                                               -------------------------
(In Thousands, Except Share Data)                                                  2004          2003
--------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                        $   138,809   $   173,828
Repurchase agreements                                                              267,578        65,926
Available-for-sale securities:
   Encumbered                                                                    2,104,239     1,997,953
   Unencumbered                                                                    302,644       657,039
--------------------------------------------------------------------------------------------------------
                                                                                 2,406,883     2,654,992
Held-to-maturity securities, fair value of $6,306,760 and $5,809,117, respectively:
   Encumbered                                                                    5,273,385     5,508,864
   Unencumbered                                                                  1,029,551       283,863
--------------------------------------------------------------------------------------------------------
                                                                                 6,302,936     5,792,727
Federal Home Loan Bank of New York stock, at cost                                  163,700       213,450
Loans held-for-sale, net                                                            23,802        23,023
Loans receivable                                                                13,263,279    12,686,987
Allowance for loan losses                                                          (82,758)      (83,121)
--------------------------------------------------------------------------------------------------------
Loans receivable, net                                                           13,180,521    12,603,866
Mortgage servicing rights, net                                                      16,799        17,952
Accrued interest receivable                                                         79,144        77,956
Premises and equipment, net                                                        157,107       160,089
Goodwill                                                                           185,151       185,151
Bank owned life insurance                                                          374,719       370,310
Other assets                                                                       118,720       122,324
--------------------------------------------------------------------------------------------------------
Total assets                                                                   $23,415,869   $22,461,594
========================================================================================================

LIABILITIES:
Deposits                                                                       $12,323,257   $11,186,594
Reverse repurchase agreements                                                    7,080,000     7,235,000
Federal Home Loan Bank of New York advances                                      1,934,000     1,924,000
Other borrowings, net                                                              455,835       473,037
Mortgage escrow funds                                                              122,088       108,635
Accrued expenses and other liabilities                                             130,925       137,797
--------------------------------------------------------------------------------------------------------
Total liabilities                                                               22,046,105    21,065,063

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,800,000 shares authorized and -0- shares issued and
      outstanding)                                                                      --            --
   Series B (2,000,000 shares authorized and -0- shares
      issued and outstanding)                                                           --            --
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 110,304,669 and 118,005,381 shares outstanding,
   respectively)                                                                     1,665         1,665
Additional paid-in capital                                                         811,777       798,583
Retained earnings                                                                1,623,571     1,480,991
Treasury stock (56,190,219 and 48,489,507 shares, at cost, respectively)        (1,013,726)     (811,993)
Accumulated other comprehensive loss                                               (28,592)      (46,489)
Unallocated common stock held by ESOP (6,802,146
   and 7,140,081 shares, respectively)                                             (24,931)      (26,226)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       1,369,764     1,396,531
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $23,415,869   $22,461,594
========================================================================================================

All share data has been retroactively adjusted to reflect the three-for-two common stock split declared in January 2005.

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        For the Year Ended December 31,
                                                                  ------------------------------------------
(In Thousands, Except Share Data)                                     2004           2003           2002
------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                          $    428,229   $    466,544   $    626,251
      Multi-family, commercial real estate and construction            220,703        203,785        162,677
   Consumer and other loans                                             21,312         19,247         17,623
   Mortgage-backed securities                                          358,583        337,222        377,623
   Other securities                                                     15,934         28,955         69,211
   Federal funds sold and repurchase agreements                          1,140          1,538         12,877
------------------------------------------------------------------------------------------------------------
Total interest income                                                1,045,901      1,057,291      1,266,262
------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                            237,429        225,251        288,000
   Borrowed funds                                                      337,906        452,502        513,838
------------------------------------------------------------------------------------------------------------
Total interest expense                                                 575,335        677,753        801,838
------------------------------------------------------------------------------------------------------------
Net interest income                                                    470,566        379,538        464,424
Provision for loan losses                                                   --             --          2,307
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    470,566        379,538        462,117
------------------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                                58,524         59,841         60,190
   Other loan fees                                                       4,805          7,556          7,696
   Net gain on sales of securities                                       4,651          7,346         10,772
   Other-than-temporary impairment write-down of securities            (16,520)            --             --
   Mortgage banking income (loss), net                                   4,715         10,291         (2,261)
   Income from bank owned life insurance                                17,134         19,978         21,398
   Other                                                                 6,775         14,549          9,612
------------------------------------------------------------------------------------------------------------
Total non-interest income                                               80,084        119,561        107,407
------------------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                        118,684        110,349        106,704
      Occupancy, equipment and systems                                  64,592         59,892         53,125
      Federal deposit insurance premiums                                 1,775          1,896          1,996
      Advertising                                                        6,583          5,833          4,806
      Other                                                             33,377         27,907         29,196
------------------------------------------------------------------------------------------------------------
   Total general and administrative                                    225,011        205,877        195,827
   Extinguishment of debt                                                   --             --          2,202
------------------------------------------------------------------------------------------------------------
Total non-interest expense                                             225,011        205,877        198,029
------------------------------------------------------------------------------------------------------------
Income before income tax expense                                       325,639        293,222        371,495
Income tax expense                                                     106,102         96,376        123,066
------------------------------------------------------------------------------------------------------------
Net income                                                        $    219,537   $    196,846   $    248,429
============================================================================================================
Basic earnings per common share                                   $       2.03   $       1.68   $       1.94
============================================================================================================
Diluted earnings per common share                                 $       2.00   $       1.66   $       1.90
============================================================================================================
Basic weighted average common shares                               107,930,909    114,574,956    125,272,391
Diluted weighted average common and common equivalent shares       109,806,855    115,942,058    127,379,477

All share and per share data have been retroactively adjusted to reflect the three-for-two common stock split declared in January 2005.

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

                                                                                        Additional
                                                                   Preferred   Common     Paid-in
(In Thousands, Except Share Data)                        Total        Stock     Stock     Capital
--------------------------------------------------------------------------------------------------
Balance at December 31, 2001                          $1,542,586     $ 2,000   $1,665    $822,652

Comprehensive income:
   Net income                                            248,429          --       --          --
   Other comprehensive income (loss), net of tax:
      Net unrealized gain on securities                    5,340          --       --          --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                   8,317          --       --          --
      Net unrealized loss on cash flow hedge              (1,871)         --       --          --
      Minimum pension liability adjustment                   (19)         --       --          --
                                                         -------
Comprehensive income                                     260,196
                                                         -------
Common stock repurchased (10,925,100 shares)            (211,103)         --       --          --
Dividends on common and preferred stock
   ($0.51 per share and $3.00 per share,
      respectively) and amortization of
      purchase premium                                   (70,160)         --       --      (1,304)
Exercise of stock options and related tax benefit
   (1,983,710 shares issued)                              22,256          --       --      10,514
Amortization relating to allocation of ESOP stock         10,223          --       --       8,324

--------------------------------------------------------------------------------------------------
Balance at December 31, 2002                           1,553,998       2,000    1,665     840,186

Comprehensive income:
   Net income                                            196,846          --       --          --
   Other comprehensive (loss) income, net of tax:
      Net unrealized loss on securities                  (57,226)         --       --          --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                     775          --       --          --
      Reclassification of net unrealized loss on
         cash flow hedge                                     191          --       --          --
      Minimum pension liability adjustment                   (29)         --       --          --
                                                         -------
Comprehensive income                                     140,557
                                                         -------
Common stock repurchased (10,610,700 shares)            (195,471)         --       --          --
Redemption of preferred stock                            (54,500)     (2,000)      --     (52,500)
Dividends on common and preferred stock
   ($0.57 per share and $2.25 per share,
      respectively) and amortization of
      purchase premium                                   (70,076)         --       --        (978)
Exercise of stock options and related tax benefit
   (1,407,355 shares issued)                              14,851          --       --       6,058
Amortization relating to allocation of ESOP stock          7,172          --       --       5,817

--------------------------------------------------------------------------------------------------
Balance at December 31, 2003                           1,396,531          --    1,665     798,583

Comprehensive income:
   Net income                                            219,537          --       --          --
   Other comprehensive income (loss), net of tax:
      Net unrealized gain on securities                   17,748          --       --          --
      Reclassification of net unrealized loss
         on cash flow hedge                                  191          --       --          --
      Minimum pension liability adjustment                   (42)         --       --          --
                                                         -------
Comprehensive income                                     237,434
                                                         -------
Common stock repurchased (9,067,500 shares)             (225,052)         --       --          --
Dividends on common stock ($0.67 per share)              (71,982)         --       --          --
Exercise of stock options and related tax benefit
   (1,366,788 shares issued)                              24,142          --       --       5,798
Amortization relating to allocation of ESOP stock          8,691          --       --       7,396

--------------------------------------------------------------------------------------------------
Balance at December 31, 2004                          $1,369,764     $    --   $1,665    $811,777
==================================================================================================

                                                                                  Accumulated    Unallocated
                                                                                     Other          Common
                                                       Retained      Treasury    Comprehensive   Stock Held
(In Thousands, Except Share Data)                      Earnings       Stock      (Loss) Income     by ESOP
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                          $1,207,187   $  (459,471)     $(1,967)      $(29,480)

Comprehensive income:
   Net income                                            248,429            --           --             --
   Other comprehensive income (loss), net of tax:
      Net unrealized gain on securities                       --            --        5,340             --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                      --            --        8,317             --
      Net unrealized loss on cash flow hedge                  --            --       (1,871)            --
      Minimum pension liability adjustment                    --            --          (19)            --

Comprehensive income

Common stock repurchased (10,925,100 shares)                  --      (211,103)          --             --
Dividends on common and preferred stock
   ($0.51 per share and $3.00 per share,
      respectively) and amortization of
      purchase premium                                   (68,856)           --           --             --
Exercise of stock options and related tax benefit
   (1,983,710 shares issued)                             (19,253)       30,995           --             --
Amortization relating to allocation of ESOP stock             --            --           --          1,899
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                           1,367,507      (639,579)       9,800        (27,581)

Comprehensive income:
   Net income                                            196,846            --           --             --
   Other comprehensive (loss) income, net of tax:
      Net unrealized loss on securities                       --            --      (57,226)            --
      Amortization of unrealized loss on securities
         transferred to held-to-maturity                      --            --          775             --
      Reclassification of net unrealized loss on
         cash flow hedge                                      --            --          191             --
      Minimum pension liability adjustment                    --            --          (29)            --

Comprehensive income

Common stock repurchased (10,610,700 shares)                  --      (195,471)          --             --
Redemption of preferred stock                                 --            --           --             --
Dividends on common and preferred stock
   ($0.57 per share and $2.25 per share,
      respectively) and amortization of
      purchase premium                                   (69,098)           --           --             --
Exercise of stock options and related tax benefit
   (1,407,355 shares issued)                             (14,264)       23,057           --             --
Amortization relating to allocation of ESOP stock             --            --           --          1,355
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                           1,480,991      (811,993)     (46,489)       (26,226)

Comprehensive income:
   Net income                                            219,537            --           --             --
   Other comprehensive income (loss), net of tax:
      Net unrealized gain on securities                       --            --       17,748             --
      Reclassification of net unrealized loss
         on cash flow hedge                                   --            --          191             --
      Minimum pension liability adjustment                    --            --          (42)            --

Comprehensive income

Common stock repurchased (9,067,500 shares)                   --      (225,052)          --             --
Dividends on common stock ($0.67 per share)              (71,982)           --           --             --
Exercise of stock options and related tax benefit
   (1,366,788 shares issued)                              (4,975)       23,319           --             --
Amortization relating to allocation of ESOP stock             --            --           --          1,295
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                          $1,623,571   $(1,013,726)    $(28,592)      $(24,931)
============================================================================================================

All share and per share data have been retroactively adjusted to reflect the three-for-two common stock split declared in January 2005.

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended December 31,
                                                                   ---------------------------------------
(In Thousands)                                                         2004          2003          2002
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                      $   219,537   $   196,846   $   248,429
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Net premium amortization on mortgage loans and
         mortgage-backed securities                                     32,017       113,031        52,602
      Net amortization (accretion) on other securities, consumer
         and other loans and borrowings                                  4,066           981       (40,133)
      Net provision for loan and real estate losses                         --             4         2,311
      Depreciation and amortization                                     13,460        12,474        10,581
      Net gain on sales of loans and securities                         (8,199)      (19,482)      (17,417)
      Other-than-temporary impairment write-down of securities          16,520            --            --
      Gain on sale of joint venture real estate investment                  --       (10,058)           --
      Originations of loans held-for-sale                             (326,499)     (616,804)     (486,516)
      Proceeds from sales and principal repayments of loans
         held-for-sale                                                 329,268       668,586       473,882
      Amortization relating to allocation of ESOP stock                  8,691         7,172        10,223
      (Increase) decrease in accrued interest receivable                (1,188)       10,952         7,365
      Mortgage servicing rights amortization and valuation
         allowance adjustments, net of capitalized amounts               1,153         2,459        14,884
      Income from bank owned life insurance, net of insurance
         proceeds received                                              (4,409)      (11,412)      (16,147)
      (Increase) decrease in other assets                               (6,528)       12,376        15,980
      Decrease in accrued expenses and other liabilities                  (453)       (8,929)     (118,623)
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                     277,436       358,196       157,421
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Originations of loans receivable                              (3,205,083)   (5,468,504)   (3,870,703)
      Loan purchases through third parties                          (1,171,606)   (1,550,100)   (1,546,535)
      Principal payments on loans receivable                         3,769,995     6,344,694     5,478,798
      Purchases of mortgage-backed securities held-to-maturity      (2,475,096)   (5,521,833)   (4,608,574)
      Purchases of mortgage-backed securities available-for-sale      (596,257)   (3,780,394)   (2,235,329)
      Purchases of other securities held-to-maturity                        --            --        (9,978)
      Purchases of other securities available-for-sale                    (508)         (600)      (21,022)
      Principal payments on mortgage-backed securities
         held-to-maturity                                            1,951,277     4,660,847     3,745,503
      Principal payments on mortgage-backed securities
         available-for-sale                                            691,825     2,209,760     2,348,406
      Proceeds from calls and maturities of other securities
         held-to-maturity                                                5,971        68,613       316,980
      Proceeds from calls and maturities of other securities
         available-for-sale                                                635       133,280       256,211
      Proceeds from sales of mortgage-backed securities
         available-for-sale                                            147,497     1,406,954       449,327
      Proceeds from sales of other securities available-for-sale        22,692        50,056            --
      Net redemptions of FHLB-NY stock                                  49,750        34,100         2,900
      Proceeds from sales of real estate owned, net                      2,157         1,528         3,643
      Purchases of premises and equipment, net of proceeds from
         sales                                                         (10,478)      (15,266)      (18,125)
      Net proceeds from sale of joint venture real estate
         investment                                                         --        10,140            --
      Purchase of bank owned life insurance                                 --            --      (100,000)
----------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities          (817,229)   (1,416,725)      191,502
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Net increase in deposits                                       1,136,663       119,398       163,503
      Net increase in borrowings with original terms of three
         months or less                                                870,000       810,000       500,000
      Net proceeds from borrowings with original terms greater
         than three months                                           2,400,000     1,700,000       496,883
      Repayments of borrowings with original terms greater than
         three months                                               (3,435,000)   (1,700,000)   (2,000,450)
      Net increase (decrease) in mortgage escrow funds                  13,453         4,282       (12,042)
      Cash paid for cash flow hedging instrument                            --            --        (3,297)
      Common stock repurchased                                        (225,052)     (195,471)     (211,103)
      Cash dividends paid to stockholders                              (71,982)      (72,076)      (70,160)
      Redemption of preferred stock                                         --       (54,500)           --
      Cash received for options exercised                               18,344         8,793        11,742
----------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities           706,426       620,426    (1,124,924)
----------------------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents          166,633      (438,103)     (776,001)

   Cash and cash equivalents at beginning of year                      239,754       677,857     1,453,858
----------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                        $   406,387   $   239,754   $   677,857
==========================================================================================================

Supplemental disclosures:
   Cash paid during the year:

      Interest                                                     $   587,373   $   680,504   $   815,627
==========================================================================================================
      Income taxes                                                 $    99,892   $    88,478   $   112,652
==========================================================================================================
   Additions to real estate owned                                  $     1,443   $     2,075   $     1,971
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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes as a result of our adoption of the Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46(R), effective January 1, 2004. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities and using the proceeds to acquire $128.9 million of Junior Subordinated Debentures issued by Astoria Financial Corporation. The impact of this deconsolidation on our financial statements was to increase consolidated total assets by $3.9 million, reflecting our investment in the common securities of Astoria Capital Trust I, and increase consolidated total borrowings by $3.9 million, reflecting the difference between the aggregate principal amount of the Junior Subordinated Debentures we issued to Astoria Capital Trust I and the aggregate principal amount of Capital Securities issued by Astoria Capital Trust I in the private placement completed in 1999. See Note 8 for a further discussion of our Junior Subordinated Debentures.

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

All share and per share data included in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the three-for-two common stock split declared in January 2005. The stock split was effected in the form of a 50% stock dividend which was distributed on March 1, 2005. A retroactive adjustment of $555,000 was made to increase common stock and reduce retained earnings to reflect the increase in shares issued.

(b) Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less. Astoria Federal is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $47.9 million at December 31, 2004 and $39.3 million at December 31, 2003.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(d) Securities

Management determines the appropriate classification of securities at the time of acquisition. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2004, 2003 and 2002, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.

(e) Loans Held-for-Sale

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various government-sponsored enterprises, or GSEs, or other investors on a servicing released or retained basis. Generally, the sale of such loans is arranged through a master commitment on a mandatory delivery or best efforts basis. In addition, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan.

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the allocated cost basis of the loans.

(f) Loans Receivable

Loans receivable are carried at the unpaid principal balances, net of unamortized premiums and discounts and deferred loan origination costs and fees, which are recognized as yield adjustments using the interest method. We generally amortize these amounts over the contractual life of the related loans, adjusted for estimated prepayments when applicable.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date but not their interest due.

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

We review certain loans for individual impairment and groups of smaller balance loans based on homogeneous pools. Loans we individually review for impairment are limited to multi-family mortgage loans, commercial real estate loans, construction loans, loans modified in a troubled debt restructuring and selected large one-to-four family mortgage loans. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans are principally measured using the market price of the loan, if one exists, the estimated fair value of the

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

collateral, for collateral dependent loans, or the present value of expected future cash flows. Interest income on impaired non-accrual loans is recognized on a cash basis, while interest income on all other impaired loans is recognized on an accrual basis.

(g) Mortgage Servicing Rights, or MSR

We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The estimated fair value of MSR is based upon quoted market prices of similar loans which we sell servicing released. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR are carried at cost, and impairment, if any, is recognized through a valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

(i) Goodwill

Goodwill is presumed to have an indefinite useful life and is not amortized, but rather is tested, at least annually, for impairment at the reporting unit level. For purposes of our goodwill impairment testing, we have identified a single reporting unit. We use the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value of our reporting unit. If the fair value of our reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit's goodwill to its carrying amount to determine if a write-down of goodwill is required.

As of December 31, 2004, the carrying value of our goodwill totaled $185.2 million. On September 30, 2004, we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying value by $1.27 billion. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

(j) Bank Owned Life Insurance, or BOLI

BOLI is carried at its cash surrender value and is classified as a non-interest earning asset. Increases in the cash surrender value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the cash surrender value.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(k) Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs. Thereafter, we maintain an allowance for decreases in value which are charged to income along with any additional expenses incurred on the property. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Real estate owned, net, which is included in other assets, amounted to $920,000 at December 31, 2004 and $1.6 million at December 31, 2003.

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

Net interest income is increased or decreased by amounts receivable or payable with respect to our derivatives. Other non-interest expense is increased or decreased by changes in the fair values of our derivatives.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

(p) Employee Benefits

Astoria Federal has a qualified, non-contributory defined benefit pension plan, or the Astoria Federal Pension Plan, covering employees meeting specified eligibility criteria. Astoria Federal's policy is to fund pension costs in accordance with the minimum funding requirement. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. In addition, Astoria Federal has non-qualified and unfunded supplemental retirement plans covering certain officers and directors.

We also sponsor a defined benefit health care plan that provides for postretirement medical and dental coverage to select individuals. The costs of postretirement benefits are accrued during an employee's active working career.

We record compensation expense related to the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the reporting period, plus cash contributions made to participant accounts. For EPS disclosures, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations. The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

                                                    For the Year Ended December 31,
                                                    -------------------------------
(In Thousands, Except Per Share Data)                  2004       2003       2002
-----------------------------------------------------------------------------------
Net income:
   As reported                                       $219,537   $196,846   $248,429
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards, net
      of related tax effects                            5,072      5,417      4,338
                                                     --------   --------   --------
   Pro forma                                         $214,465   $191,429   $244,091
                                                     ========   ========   ========
Basic earnings per common share:
   As reported                                       $   2.03   $   1.68   $   1.94
                                                     ========   ========   ========
   Pro forma                                         $   1.99   $   1.63   $   1.90
                                                     ========   ========   ========
Diluted earnings per common share:
   As reported                                       $   2.00   $   1.66   $   1.90
                                                     ========   ========   ========
   Pro forma                                         $   1.95   $   1.61   $   1.87
                                                     ========   ========   ========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment," or SFAS No. 123(R), which requires public entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 with early adoption encouraged. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. For periods before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS No.
123. We have not yet determined the transition method we will apply upon our adoption of SFAS No. 123(R). The impact of our adoption of SFAS No. 123(R) on our results of operations for 2005 will depend on the transition method we select. Regardless of the transition method we select upon adoption, the impact on our results of operations in 2006 is expected to be a reduction in net income comparable to the reduction shown in the 2004 pro forma disclosures under SFAS No. 123 on the previous page.

(r) Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(2) Repurchase Agreements

Repurchase agreements averaged $85.8 million during the year ended December 31, 2004 and $132.6 million during the year ended December 31, 2003. The maximum amount of such agreements outstanding at any month end was $267.6 million during the year ended December 31, 2004 and $272.3 million during the year ended December 31, 2003. As of December 31, 2004, three repurchase agreements totaling $267.6 million were outstanding. As of December 31, 2003, three repurchase agreements totaling $65.9 million were outstanding. The fair value of the securities held under these agreements was $273.8 million as of December 31, 2004 and $68.4 million as of December 31, 2003. None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2004 and 2003.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3) Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2004 and 2003 are as follows:

                                                                  At December 31, 2004
                                                   -------------------------------------------------
                                                                   Gross        Gross      Estimated
                                                    Amortized   Unrealized   Unrealized      Fair
(In Thousands)                                        Cost         Gains       Losses        Value
----------------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      GSE pass-through certificates                $  123,029     $ 3,628     $    (87)   $  126,570
      REMICs and CMOs:
         GSE issuance                               2,125,549         605      (48,252)    2,077,902
         Non-GSE issuance                              78,974          39       (3,298)       75,715
----------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                 2,327,552       4,272      (51,637)    2,280,187
----------------------------------------------------------------------------------------------------
   Other securities:
      FNMA and FHLMC preferred stock                  123,495          53           --       123,548
      Other securities                                  3,152          10          (14)        3,148
----------------------------------------------------------------------------------------------------
   Total other securities                             126,647          63          (14)      126,696
----------------------------------------------------------------------------------------------------
Total securities available-for-sale                $2,454,199     $ 4,335     $(51,651)   $2,406,883
====================================================================================================
Held-to-maturity:
   Mortgage-backed securities:
      GSE pass-through certificates                $    9,154     $   537     $     --    $    9,691
      REMICs and CMOs:
         GSE issuance                               5,772,676      25,353      (19,144)    5,778,885
         Non-GSE issuance                             480,053       1,128       (4,474)      476,707
----------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                 6,261,883      27,018      (23,618)    6,265,283
   Obligations of states and political
      subdivisions and corporate debt securities       41,053         424           --        41,477
----------------------------------------------------------------------------------------------------
Total securities held-to-maturity                  $6,302,936     $27,442     $(23,618)   $6,306,760
====================================================================================================

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
----------------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      GSE pass-through certificates                $  161,199     $ 5,575     $    (50)   $  166,724
      REMICs and CMOs:
         GSE issuance                               2,297,884         610      (70,643)    2,227,851
         Non-GSE issuance                             109,669         170       (6,099)      103,740
----------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                 2,568,752       6,355      (76,792)    2,498,315
----------------------------------------------------------------------------------------------------
   Other securities:
      FNMA and FHLMC preferred stock                  140,015          96       (8,750)      131,361
      Corporate debt and other securities              23,729       1,598          (11)       25,316
----------------------------------------------------------------------------------------------------
   Total other securities                             163,744       1,694       (8,761)      156,677
----------------------------------------------------------------------------------------------------
Total securities available-for-sale                $2,732,496     $ 8,049     $(85,553)   $2,654,992
====================================================================================================
Held-to-maturity:
   Mortgage-backed securities:
      GSE pass-through certificates                $   14,345     $   984     $     --    $   15,329
      REMICs and CMOs:
         GSE issuance                               4,958,633      30,955      (15,272)    4,974,316
         Non-GSE issuance                             772,728       4,436       (5,143)      772,021
----------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                 5,745,706      36,375      (20,415)    5,761,666
   Obligations of states and political
      subdivisions and corporate debt securities       47,021         430           --        47,451
----------------------------------------------------------------------------------------------------
Total securities held-to-maturity                  $5,792,727     $36,805     $(20,415)   $5,809,117
====================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tables below set forth the estimated fair values of securities with gross unrealized losses at December 31, 2004 and 2003, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

                                                                        At December 31, 2004
                                            ---------------------------------------------------------------------------
                                            Less Than Twelve Months   Twelve Months or Longer            Total
                                            -----------------------   -----------------------   -----------------------
                                                            Gross                     Gross                     Gross
                                             Estimated   Unrealized    Estimated   Unrealized    Estimated   Unrealized
(In Thousands)                              Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      GSE pass-through certificates         $    3,956    $    (46)    $  1,650     $    (41)   $    5,606    $    (87)
      REMICs and CMOs:
         GSE issuance                        1,031,174      (6,691)     888,198      (41,561)    1,919,372     (48,252)
         Non-GSE issuance                        4,741         (15)      67,567       (3,283)       72,308      (3,298)
   Other securities                              1,093         (12)         414           (2)        1,507         (14)
-----------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
   available-for-sale                       $1,040,964    $ (6,764)    $957,829     $(44,887)   $1,998,793    $(51,651)
=======================================================================================================================
Held-to-maturity:
   Mortgage-backed securities:
      REMICs and CMOs:
         GSE issuance                       $2,239,767    $(17,025)    $ 93,244     $ (2,119)   $2,333,011    $(19,144)
         Non-GSE issuance                      341,904      (4,474)          --           --       341,904      (4,474)
----------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
   held-to-maturity                         $2,581,671    $(21,499)    $ 93,244     $ (2,119)   $2,674,915    $(23,618)
=======================================================================================================================

                                                                        At December 31, 2003
                                            ---------------------------------------------------------------------------
                                            Less Than Twelve Months   Twelve Months or Longer            Total
                                            -----------------------   -----------------------   -----------------------
                                                            Gross                     Gross                     Gross
                                             Estimated   Unrealized    Estimated   Unrealized    Estimated   Unrealized
(In Thousands)                              Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities:
      GSE pass-through certificates         $    1,437    $    (10)     $2,264        $(40)     $    3,701    $    (50)
      REMICs and CMOs:
         GSE issuance                        2,101,805     (70,643)         --          --       2,101,805     (70,643)
         Non-GSE issuance                       93,059      (6,095)        655          (4)         93,714      (6,099)
   Other securities:
      FNMA and FHLMC preferred stock            91,250      (8,750)         --          --          91,250      (8,750)
      Corporate debt and other securities          593          (7)        550          (4)          1,143         (11)
-----------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
   available-for-sale                       $2,288,144    $(85,505)     $3,469        $(48)     $2,291,613    $(85,553)
=======================================================================================================================
Held-to-maturity:
   Mortgage-backed securities:
      REMICs and CMOs:
         GSE issuance                       $1,523,519    $(15,272)     $   --        $ --      $1,523,519    $(15,272)
         Non-GSE issuance                      447,004      (5,143)         --          --         447,004      (5,143)
-----------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
   held-to-maturity                         $1,970,523    $(20,415)     $   --        $ --      $1,970,523    $(20,415)
=======================================================================================================================

The number of securities which had an unrealized loss totaled 142 at December 31, 2004 and 120 at December 31, 2003. Of the securities in an unrealized loss position, 91.1% at December 31, 2004 and 87.3% at December 31, 2003, based on estimated fair value, are obligations of GSEs. At December 31, 2004 and 2003, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience, therefore, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and the high credit quality.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On September 30, 2004, the FASB issued Staff Position No. EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delays the effective date for the measurement and recognition guidance contained in Emerging Issues Task Force, or EITF, Issue No. 03-1. EITF Issue No. 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-1 remains effective. Subsequent to the issuance of Staff Position No. EITF Issue 03-1-1, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities.

During the year ended December 31, 2004, we recorded a $16.5 million other-than-temporary impairment write-down on $120.0 million of FHLMC perpetual preferred securities which is included as a component of non-interest income. There were no security write-downs recorded for the years ended December 31, 2003 and 2002.

Sales of securities from the available-for-sale portfolio are summarized as follows:

                       For the Year Ended December 31,
                      --------------------------------
(In Thousands)          2004        2003        2002
------------------------------------------------------
Proceeds from sales   $170,189   $1,457,010   $449,327
Gross gains              4,651       14,665     10,772
Gross losses                --        7,319         --

The amortized cost and estimated fair value of debt securities at December 31, 2004, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties. As of December 31, 2004, the amortized cost of the callable securities in our portfolio totaled $125.1 million, of which $108.8 million are callable within one year and at various times thereafter.

                                            At December 31, 2004
                                           ---------------------
                                                       Estimated
                                           Amortized      Fair
(In Thousands)                                Cost       Value
----------------------------------------------------------------
Available-for-sale:
   Due in one year or less                  $   251     $   251
   Due after one year through five years      2,485       2,483
   Due after ten years                          416         414
----------------------------------------------------------------
Total available-for-sale                    $ 3,152     $ 3,148
================================================================
Held-to-maturity:
   Due after one year through five years    $ 9,987     $10,411
   Due after ten years                       31,066      31,066
----------------------------------------------------------------
Total held-to-maturity                      $41,053     $41,477
================================================================

The balance of accrued interest receivable for mortgage-backed securities totaled $31.2 million at December 31, 2004 and $30.7 million at December 31, 2003. The balance of accrued interest receivable for other securities totaled $444,000 at December 31, 2004 and $656,000 at December 31, 2003.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4) Loans Receivable, net

Loans receivable, net are summarized as follows:

                                              At December 31,
                                         -------------------------
(In Thousands)                               2004          2003
------------------------------------------------------------------
Mortgage loans:
   One-to-four family                    $ 9,054,747   $ 8,971,048
   Multi-family                            2,558,935     2,230,414
   Commercial real estate                    944,859       880,296
   Construction                              117,766        99,046
------------------------------------------------------------------
                                          12,676,307    12,180,804
   Net deferred loan origination costs         3,400         2,315
   Net unamortized premiums                   66,427        65,653
------------------------------------------------------------------
Total mortgage loans, net                 12,746,134    12,248,772
------------------------------------------------------------------

Consumer and other loans:
   Home equity                               466,087       386,846
   Commercial                                 21,819        21,937
   Other                                      19,382        21,363
------------------------------------------------------------------
                                             507,288       430,146
   Net deferred loan origination costs         9,180         7,433
   Net unamortized premiums                      677           636
------------------------------------------------------------------
Total consumer and other loans, net          517,145       438,215
------------------------------------------------------------------
Total loans                               13,263,279    12,686,987
Allowance for loan losses                    (82,758)      (83,121)
------------------------------------------------------------------
Loans receivable, net                    $13,180,521   $12,603,866
==================================================================

Accrued interest receivable on all loans totaled $47.4 million at December 31, 2004 and $46.6 million at December 31, 2003.

Included in loans receivable were non-accrual loans totaling $32.0 million at December 31, 2004 and $29.1 million at December 31, 2003. If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.8 million for the year ended December 31, 2004, $1.9 million for the year ended December 31, 2003 and $2.3 million for the year ended December 31, 2002. This compares to actual payments recorded as interest income, with respect to such loans, of $1.0 million for the year ended December 31, 2004, $1.2 million for the year ended December 31, 2003, and $1.6 million for the year ended December 31, 2002. Loans delinquent 90 days or more and still accruing interest totaled $573,000 at December 31, 2004 and $563,000 at December 31, 2003. These loans are delinquent 90 days or more as to their maturity date but not their interest due.

The following table summarizes information regarding our impaired mortgage loans:

                                               At December 31, 2004
                                       -----------------------------------
                                                    Allowance
                                        Recorded     for Loan       Net
(In Thousands)                         Investment     Losses    Investment
--------------------------------------------------------------------------
One-to-four family                       $ 5,703     $  (398)     $ 5,305
Multi-family, commercial real estate
   and construction                       12,371      (1,824)      10,547
--------------------------------------------------------------------------
Total impaired mortgage loans            $18,074     $(2,222)     $15,852
==========================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                               At December 31, 2003
                                       -----------------------------------
                                                    Allowance
                                        Recorded     for Loan       Net
(In Thousands)                         Investment     Losses    Investment
--------------------------------------------------------------------------
One-to-four family                       $ 3,796     $  (198)     $ 3,598
Multi-family, commercial real estate
   and construction                        7,794      (1,157)       6,637
--------------------------------------------------------------------------
Total impaired mortgage loans            $11,590     $(1,355)     $10,235
==========================================================================

Our average recorded investment in impaired loans was $12.9 million for the year ended December 31, 2004, $15.4 million for the year ended December 31, 2003 and $15.7 million for the year ended December 31, 2002. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $616,000 for the year ended December 31, 2004, $597,000 for the year ended December 31, 2003 and $1.3 million for the year ended December 31, 2002.

(5) Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

                                          For the Year Ended December 31,
                                          -----------------------------
(In Thousands)                               2004      2003      2002
-----------------------------------------------------------------------
Balance at beginning of year               $83,121   $83,546   $82,285
Provision charged to operations                 --        --     2,307
Charge-offs (net of recoveries of $524,
   $911 and $1,162, respectively)             (363)     (425)   (1,046)
-----------------------------------------------------------------------
Balance at end of year                     $82,758   $83,121   $83,546
=======================================================================

(6) Mortgage Servicing Rights

We service mortgage loans for investors with aggregate unpaid principal balances of $1.67 billion at December 31, 2004 and $1.90 billion at December 31, 2003, which are not reflected in the accompanying consolidated statements of financial condition.

MSR activity is summarized as follows:

                                      For the Year Ended December 31,
                                      -------------------------------
(In Thousands)                           2004       2003       2002
--------------------------------------------------------------------
Amortized cost at beginning of year    $29,552   $ 35,093   $ 39,196
Additions                                3,409      7,225      6,090
Amortization                            (6,772)   (12,766)   (10,193)
---------------------------------------------------------------------
Amortized cost at end of year           26,189     29,552     35,093
Valuation allowance                     (9,390)   (11,600)   (14,682)
--------------------------------------------------------------------
MSR, net                               $16,799   $ 17,952   $ 20,411
=====================================================================

At December 31, 2004, our MSR, net, had an estimated fair value of $16.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.10%, a weighted average constant prepayment rate on mortgages of 15.33% and a weighted average life of 4.8 years. At December 31, 2003, our MSR, net, had an estimated fair value of $18.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.34%, a weighted average constant prepayment rate on mortgages of 15.82% and a weighted average life of 4.5 years. As of December 31, 2004, estimated future MSR amortization through 2009, based on the prepayment assumptions utilized in the December 31, 2004 MSR valuation, is as follows: $5.4 million for 2005, $4.4 million for 2006, $3.4 million for 2007, $2.7 million for 2008 and $2.1 million for 2009. Actual results will vary depending upon the level of repayments on the loans currently serviced.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Mortgage banking income (loss), net, is summarized as follows:

                                            For the Year Ended December 31,
                                            -------------------------------
(In Thousands)                                 2004      2003       2002
--------------------------------------------------------------------------
Loan servicing fees                          $ 5,768   $  7,851   $ 12,068
Net gain on sales of loans                     3,509     12,124      6,645
Amortization of MSR                           (6,772)   (12,766)   (10,193)
Recovery of (provision for) valuation
   allowance on MSR                            2,210      3,082    (10,781)
--------------------------------------------------------------------------
Total mortgage banking income (loss), net    $ 4,715   $ 10,291   $ (2,261)
===========================================================================


(7) Deposits

Deposits are summarized as follows:

                                                          At December 31,
                           ---------------------------------------------------------------------
                                         2004                                 2003
                           ---------------------------------------------------------------------
                           Weighted                            Weighted
                            Average                  Percent    Average                  Percent
(Dollars in Thousands)       Rate       Balance     of Total     Rate       Balance     of Total
------------------------------------------------------------------------------------------------
Core deposits:
   Savings                   0.40%    $ 2,929,120     23.78%     0.40%    $ 2,959,015     26.45%
   Money market              0.80         965,288      7.83      0.55       1,232,771     11.02
   NOW                       0.10         961,497      7.80      0.10         914,423      8.17
   Non-interest bearing
    NOW and demand
    deposit                    --         619,217      5.02        --         578,987      5.18
                                        ---------     -----                 ---------     -----
Total core deposits          0.37       5,475,122     44.43      0.34       5,685,196     50.82
Certificates of deposit      3.46       6,848,135     55.57      3.55       5,501,398     49.18
------------------------------------------------------------------------------------------------
Total deposits               2.09%    $12,323,257    100.00%     1.92%    $11,186,594    100.00%
================================================================================================

The aggregate amount of certificates of deposit with balances equal to or greater than $100,000 was $1.58 billion at December 31, 2004 and $1.06 billion at December 31, 2003.

Certificates of deposit at December 31, 2004 have scheduled maturities as follows:

                                Weighted                Percent
                                Average                    of
Year                              Rate      Balance      Total
---------------------------------------------------------------
                                         (In Thousands)
2005                              2.90%    $2,572,567     37.56%
2006                              3.49      2,212,463     32.31
2007                              4.19      1,174,993     17.16
2008                              3.87        464,825      6.79
2009                              4.17        340,127      4.97
2010 and thereafter               4.87         83,160      1.21
---------------------------------------------------------------
Total certificates of deposit     3.46%    $6,848,135    100.00%
===============================================================

Interest expense on deposits is summarized as follows:

                                     For the Year Ended December 31,
                                     -------------------------------
(In Thousands)                          2004       2003       2002
--------------------------------------------------------------------
Savings                               $ 11,920   $ 13,198   $ 29,096
Money market                             6,379      9,934     32,512
Interest-bearing NOW                       921      1,526      3,176
Certificates of deposit                218,209    200,593    223,216
--------------------------------------------------------------------
Total interest expense on deposits    $237,429   $225,251   $288,000
====================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(8) Borrowed Funds

Borrowed funds are summarized as follows:

                                               At December 31,
                                ---------------------------------------------
                                         2004                    2003
                                ---------------------------------------------
                                             Weighted                Weighted
                                              Average                 Average
(Dollars in Thousands)            Amount       Rate       Amount       Rate
-----------------------------------------------------------------------------
Reverse repurchase agreements   $7,080,000     3.54%    $7,235,000     4.62%
FHLB-NY advances                 1,934,000     2.81      1,924,000     2.32
Other borrowings, net              455,835     7.21        473,037     7.23
-----------------------------------------------------------------------------
Total borrowed funds, net       $9,469,835     3.57%    $9,632,037     4.29%
=============================================================================

Reverse Repurchase Agreements

At December 31, 2004 and 2003, substantially all of the outstanding reverse repurchase agreements had original contractual maturities between one and ten years and were primarily secured by mortgage-backed securities. Reverse repurchase agreements with the Federal Home Loan Bank of New York, or FHLB-NY, may also be secured by certain qualifying mortgage loans pursuant to a blanket collateral agreement with the FHLB-NY. The following is a summary of information relating to reverse repurchase agreements:

                                                                       At December 31,
                                                                   -----------------------
(In Thousands)                                                        2004         2003
------------------------------------------------------------------------------------------
Amortized cost of collateral (including accrued interest):
   Mortgage-backed securities                                      $7,480,040   $7,624,752
   Mortgage loans                                                      77,123      151,268
Estimated fair value of collateral (including accrued interest):
   Mortgage-backed securities                                       7,430,135    7,573,095
   Mortgage loans                                                      78,184      155,377

                                                    At or For the Year Ended December 31,
                                                    -------------------------------------
(Dollars in Thousands)                                 2004         2003          2002
-----------------------------------------------------------------------------------------
Average balance during the year                     $6,904,483   $6,642,945   $6,840,342
Maximum balance at any month end during the year     7,085,000    7,235,000    7,285,000
Balance outstanding at end of the year               7,080,000    7,235,000    6,285,000
Weighted average interest rate during the year            3.81%        5.01%        5.47%
Weighted average interest rate at end of the year         3.54         4.62         5.39

Reverse repurchase agreements at December 31, 2004 have contractual maturities as follows:

 Year       Amount
----------------------
        (In Thousands)
2005      $1,300,000
2006       1,400,000
2007       1,750,000
2008       2,430,000
2009         200,000
----------------------
Total     $7,080,000
----------------------

Of the $1.30 billion of reverse repurchase agreements maturing in 2005, $400.0 million are due in less than 30 days, $500.0 million are due in 30 to 90 days and $400.0 million are due after 90 days. At December 31, 2004, $2.18 billion of reverse repurchase agreements which mature after December 31, 2005 are callable in 2005 and at various times thereafter.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. The following is a summary of information relating to FHLB-NY advances:

                                                    At or For the Year Ended December 31,
                                                    -------------------------------------
(Dollars in Thousands)                                 2004         2003          2002
-----------------------------------------------------------------------------------------
Average balance during the year                     $1,816,197   $2,574,091   $1,853,534
Maximum balance at any month end during the year     3,134,000    3,517,000    2,364,000
Balance outstanding at end of the year               1,934,000    1,924,000    2,064,000
Weighted average interest rate during the year            2.24%        3.30%        5.54%
Weighted average interest rate at end of the year         2.81         2.32         4.42

FHLB-NY advances at December 31, 2004 have contractual maturities as follows:

Year        Amount
----------------------
        (In Thousands)
2005      $1,830,000
2006           4,000
2007         100,000
----------------------
Total     $1,934,000
======================

Of the $1.83 billion of FHLB-NY advances maturing in 2005, $1.58 billion are due in less than 30 days, and $250.0 million are due after 90 days.

At December 31, 2004, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $100.0 million, of which $50.0 million was outstanding under the one month line of credit. Both lines of credit are priced at the federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

Other Borrowings, net

During the quarter ended December 31, 2002, we issued $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75%. The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the Securities and Exchange Commission, or SEC. We may redeem all or part of the notes at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The carrying amount of the 5.75% senior unsecured notes, net of deferred costs, was $247.1 million at December 31, 2004 and $246.8 million at December 31, 2003.

On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and are not registered with the SEC. The notes require annual principal payments of $20.0 million per year which began in 2004. The carrying amount of the 7.67% senior unsecured notes, net of deferred costs, was $79.6 million at December 31, 2004 and $99.4 million at December 31, 2003.

On October 28, 1999, our finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have substantially identical prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As previously discussed, effective January 1, 2004, we adopted FIN 46(R) which required us to deconsolidate our subsidiary Astoria Capital Trust I. The impact of this deconsolidation on our financial statements was to increase consolidated total assets by $3.9 million and increase consolidated total borrowings by $3.9 million. Additionally, we redesignated our two interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust I as discussed further in Note 10.

We have two interest rate swap agreements, designated as fair value hedges, that have the effect of converting $125.0 million of the Junior Subordinated Debentures from a 9.75% fixed rate instrument into a variable rate, LIBOR-based instrument. The carrying amount of the Junior Subordinated Debentures has been adjusted for changes in estimated fair value to satisfy hedge accounting requirements. See Note 10 for additional information on the interest rate swap agreements. The carrying amount of the Junior Subordinated Debentures, net of deferred costs and including fair value hedge adjustments, was $129.1 million at December 31, 2004 and $126.9 million at December 31, 2003.

Other borrowings at December 31, 2004 have contractual maturities as follows:

Year                      Amount
------------------------------------
                      (In Thousands)
2005                     $ 20,000
2006                       20,000
2007                       20,000
2008                       20,000
2009                           --
2010 and thereafter       378,866
------------------------------------
Total                    $458,866
====================================

Interest expense on borrowed funds is summarized as follows:

                                           For the Year Ended December 31,
                                           -------------------------------
(In Thousands)                               2004       2003        2002
--------------------------------------------------------------------------
Reverse repurchase agreements              $267,527   $337,057    $379,377
FHLB-NY advances                             41,016     85,629     103,232
Other borrowings                             29,363     29,816      31,229
--------------------------------------------------------------------------
Total interest expense on borrowed funds   $337,906   $452,502    $513,838
==========================================================================

(9) Stockholders' Equity

During the year ended December 31, 2004, we completed our ninth stock repurchase plan, which was approved by our Board of Directors on October 16, 2002. This plan authorized the purchase, at management's discretion, of 15,000,000 shares, or approximately 11% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. Stock repurchases under our tenth stock repurchase plan commenced immediately following the completion of the ninth stock repurchase plan on July 9, 2004. Under these plans, during 2004, we repurchased 9,067,500 shares of our common stock at an aggregate cost of $225.1 million, of which 5,155,200 shares of our common stock, at an aggregate cost of $127.6 million, were repurchased pursuant to our tenth stock repurchase plan.

On October 1, 2003 we redeemed all of our 2,000,000 outstanding shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or Series B Preferred Stock, at a redemption price of $27.25 per share, plus $1.00 per share in accrued and unpaid dividends, for an aggregate redemption price of $28.25 per share. Accrued and unpaid dividends covered the period from June 1, 2003 through September 30, 2003. These shares were issued in 1997 in connection with the acquisition of The Greater New York Savings Bank. The Series B Preferred Stock had a par value of $1.00 per share and a liquidation preference of $25.00 per share.

In 1996, we adopted a Stockholders Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of our preferred stock at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. We have reserved 1,800,000 shares of our Series A Preferred Stock for the Rights Plan.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, which became effective on December 1, 1995, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise. To date, all shares required by the Plan have been acquired in open market purchases.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal. The Office of Thrift Supervision, or OTS, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years. Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the OTS notified Astoria Federal that it was in need of more than normal supervision; or (3) after making such distribution, the institution would become "undercapitalized" (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

(10) Derivative Instruments

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

Fair Value Hedges

We have two interest swap agreements designated and accounted for as fair value hedges aggregating $125.0 million (notional amount) to effectively convert $125.0 million of our Junior Subordinated Debentures from a fixed to a variable rate instrument to protect the fair value of our Junior Subordinated Debentures due to changes in interest rates. These two interest rate swap agreements were entered into in 2002 as fair value hedges of the $125.0 million Capital Securities issued by Astoria Capital Trust I. As a result of our adoption of FIN 46(R) effective January 1, 2004, we redesignated these interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust I. Under these agreements, we receive a fixed interest rate of 9.75% and pay a floating interest rate which is tied to the three-month LIBOR plus 400 basis points. The maturity dates, call features and other critical terms of these derivative instruments match the terms of both the Capital Securities and the Junior Subordinated Debentures and as such, at inception and going forward, we assume no ineffectiveness in accounting for these hedges. As a result, no net gains or losses have been recognized in earnings with respect to these hedges. A $1.4 million asset was recorded at December 31, 2004 and a $621,000 liability was recorded at December 31, 2003, which represent the fair value of the interest rate swap agreements as of those dates. A corresponding adjustment was made to the carrying amount of the Junior Subordinated Debentures to recognize the change in their fair value. See Note 8 for additional information regarding our Junior Subordinated Debentures.

Cash Flow Hedges

In September of 2002, in connection with our issuance of the 5.75% senior unsecured notes, we entered into an interest rate lock agreement designated and accounted for as a cash flow hedge of a forecasted transaction to fix the U.S. treasury benchmark component of the eventual pricing on the notes. The 5.75% senior unsecured notes were priced based on the prevailing applicable treasury rate plus a spread, which were determined at the time the offering was finalized. The critical terms of the agreement were negotiated to match the terms of the forecasted transaction and as such, at inception and through the date the note pricing was finalized, we assumed no ineffectiveness. Changes in the fair value of the agreement were recorded in accumulated other comprehensive loss/income. The agreement was settled at the same time as the notes and the unrealized loss, net of taxes, which is included in accumulated other comprehensive loss/income, is being reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the 5.75% senior unsecured notes affects earnings. The unrealized

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

loss, net of taxes, in accumulated other comprehensive loss/income totaled $1.5 million at December 31, 2004 and $1.7 million at December 31, 2003. The unrealized loss, net of tax, to be reclassified to our results of operations during 2005 totals $191,000. See Note 8 for additional information regarding our 5.75% senior unsecured notes.

Free-Standing Derivative Instruments

In 2002 and 2001 we purchased interest rate cap agreements to provide a global hedge against rising interest rates and subsequent increases in our cost of funds. In an interest rate cap agreement, we receive the excess of a designated market interest rate (three-month LIBOR) over a specified strike rate, as applied to the specified notional amount, in exchange for the payment of a premium to a counterparty. The interest rate cap agreements, which did not qualify for hedge accounting treatment, are included in other assets at their fair values. Changes in the fair values of the agreements are included in non-interest expense. The agreements had various maturity dates from July 2004 to January 2005. The following is a summary of information relating to the interest rate cap agreements:

                            At or For the Year Ended December 31,
                            -------------------------------------
(Dollars in Thousands)            2004      2003       2002
-----------------------------------------------------------------
Notional amount                 $50,000   $300,000   $300,000
Estimated fair value                 --         --         95
Non-interest expense                 --         95      3,824
Weighted average cap rate          5.50%      5.25%      5.25%

In connection with our mortgage banking activities, we had certain free-standing derivative instruments at December 31, 2004 and 2003. We had commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of these derivative instruments are immaterial to our financial condition and results of operations.

(11) Commitments and Contingencies

Lease Commitments

At December 31, 2004, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rent expense under the operating leases totaled $7.5 million for the year ended December 31, 2004, $7.2 million for the year ended December 31, 2003 and $5.6 million for the year ended December 31, 2002.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2004, which have not been reduced by minimum sublease rentals of $31.2 million due in the future under non-cancelable subleases, are summarized below:

Year                      Amount
------------------------------------
                      (In Thousands)
2005                      $ 6,957
2006                        7,096
2007                        6,798
2008                        6,384
2009                        5,165
2010 and thereafter        47,538
------------------------------------
                          $79,938
====================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Outstanding Commitments

We had outstanding commitments as follows:

                                                           At December 31,
                                                         -------------------
(In Thousands)                                             2004       2003
----------------------------------------------------------------------------
Mortgage loans - commitments to extend credit (1)        $553,061   $520,743
Mortgage loans - commitments to purchase                   63,223     51,664
Home equity loans - unused lines of credit                328,510    268,555
Consumer and commercial loans - unused lines of credit     68,484     67,085
Commitments to sell loans                                  56,034     48,568
Commitments to purchase securities                             --     99,969
Forward borrowing commitments                                  --    500,000

(1)  Includes commitments to originate loans held-for-sale.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $565.8 million at December 31, 2004 and $640.7 million at December 31, 2003. The carrying amount of our liability for loans sold with recourse totaled $276,000 at December 31, 2004 and $534,000 at December 31, 2003. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. We do not believe that our recourse obligations subject us to risk of material loss.

We have two collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the two agreements totaled $34.9 million at December 31, 2004 and $46.3 million at December 31, 2003. Various agency mortgage-backed securities, with an amortized cost of $50.0 million and a fair value of $51.2 million at December 31, 2004, have been pledged as collateral.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $5.2 million at December 31, 2004 and $4.4 million at December 31, 2003. The fair value of these obligations is immaterial at December 31, 2004 and 2003.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain. The trial for the suit entitled The Long Island Savings Bank, FSB, et al. vs. The United States commenced on January 18, 2005. The ultimate outcomes of such actions are uncertain and there can be no assurance that we will benefit financially from such litigation.

(12) Income Taxes

Income tax expense is summarized as follows:

                                                 For the Year Ended December 31,
                                                 -------------------------------
(In Thousands)                                      2004       2003      2002
--------------------------------------------------------------------------------
Current
   Federal                                        $103,276   $93,383   $104,401
   State and local                                   6,688     5,107      6,273
--------------------------------------------------------------------------------
Total current                                      109,964    98,490    110,674
--------------------------------------------------------------------------------
Deferred
   Federal                                          (1,899)     (547)    11,126
   State and local                                  (1,963)   (1,567)     1,266
--------------------------------------------------------------------------------
Total deferred                                      (3,862)   (2,114)    12,392
--------------------------------------------------------------------------------
Total income tax expense                          $106,102   $96,376   $123,066
================================================================================

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

                                                               For the Year Ended December 31,
                                                               -------------------------------
(In Thousands)                                                   2004       2003       2002
----------------------------------------------------------------------------------------------
Expected income tax expense at statutory federal rate          $113,974   $102,628   $130,023
State and local taxes, net of federal tax benefit                 3,071      2,301      4,901
Tax exempt income (principally on bank owned life insurance)     (6,791)    (7,889)    (8,451)
Reversal of deferred tax valuation allowance                         --     (3,396)        --
Other, net                                                       (4,152)     2,732     (3,407)
----------------------------------------------------------------------------------------------
Total income tax expense                                       $106,102   $ 96,376   $123,066
==============================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               At December 31,
                                                            --------------------
(In Thousands)                                                2004        2003
--------------------------------------------------------------------------------
Deferred tax assets:
   Allowances and tax reserves                              $ 20,732   $ 21,296
   Compensation and benefits                                   6,417     10,468
   Tax credits                                                 3,129      3,129
   Net operating loss carryforward                                --      4,698
   Mark-to-market elected for tax purposes                     1,476      1,865
   Net unrealized loss on securities available-for-sale       19,594     32,470
   Unrealized loss on security impairment write-down           6,895         --
   Other                                                       3,478      3,722
--------------------------------------------------------------------------------
Total gross deferred tax assets                               61,721     77,648
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Mortgage loans                                            (14,974)   (16,535)
   Premises and equipment                                     (7,016)    (6,686)
   Mortgage servicing rights                                  (1,285)      (894)
   Book premiums in excess of tax                                 --     (6,090)
--------------------------------------------------------------------------------
Total gross deferred tax liabilities                         (23,275)   (30,205)
--------------------------------------------------------------------------------
Net deferred tax assets                                     $ 38,446   $ 47,443
================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We believe that our future results of operations and tax planning strategies will enable us to generate sufficient taxable income to enable us to realize our deferred tax assets. At December 31, 2004, we had alternative minimum tax credit carryforwards for federal tax purposes of approximately $3.1 million.

Astoria Federal's retained earnings at December 31, 2004 and 2003 include base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

(13) Earnings Per Common Share

The following table is a reconciliation of basic and diluted EPS:

                                                               For the Year Ended December 31,
                                              ----------------------------------------------------------------
                                                      2004                  2003                  2002
                                              ----------------------------------------------------------------
                                                Basic     Diluted     Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)            EPS      EPS (1)      EPS      EPS (2)      EPS      EPS (3)
--------------------------------------------------------------------------------------------------------------
Net income                                    $219,537   $219,537   $196,846   $196,846   $248,429   $248,429
Preferred dividends declared                        --         --     (4,500)    (4,500)    (6,000)    (6,000)
--------------------------------------------------------------------------------------------------------------
Net income available to common shareholders   $219,537   $219,537   $192,346   $192,346   $242,429   $242,429
==============================================================================================================
Total weighted average basic
   common shares outstanding                   107,931    107,931    114,575    114,575    125,272    125,272
Effect of dilutive securities:
   Options                                          --      1,876         --      1,367         --      2,107
--------------------------------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                   107,931    109,807    114,575    115,942    125,272    127,379
==============================================================================================================
Net earnings per common share                 $   2.03   $   2.00   $   1.68   $   1.66   $   1.94   $   1.90
==============================================================================================================

(1) Options to purchase 1,948,800 shares of common stock at $26.63 per share were outstanding as of December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2004.

(2) Options to purchase 1,501,200 shares of common stock at prices between $19.92 per share and $24.40 per share were outstanding as of December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2003.

(3) Options to purchase 45,000 shares of common stock at $19.92 per share were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2002.

(14) Comprehensive Income

The components of accumulated other comprehensive loss at December 31, 2004 and 2003 and the changes during the year ended December 31, 2004 are as follows:

                                                            At        Current        At
                                                       December 31,    Period   December 31,
(In Thousands)                                             2003        Change       2004
--------------------------------------------------------------------------------------------
Net unrealized loss on securities available-for-sale     $(44,761)    $17,748     $(27,013)
Net unrealized loss on cash flow hedge                     (1,680)        191       (1,489)
Minimum pension liability adjustment                          (48)        (42)         (90)
--------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                     $(46,489)    $17,897     $(28,592)
============================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of other comprehensive income, other than net income, are as follows:

                                                            Before Tax          Tax          After Tax
(In Thousands)                                                Amount     (Expense) Benefit     Amount
------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2004
Net unrealized gains on securities available-for-sale:
   Net unrealized holding gains on securities arising
      during the year                                        $ 18,755        $ (7,468)       $ 11,287
   Reclassification adjustment for net losses included in
      net income                                               11,869          (5,408)          6,461
                                                            ------------------------------------------
                                                               30,624         (12,876)         17,748
Reclassification adjustment for losses included in net
   income from net unrealized loss on cash flow hedge             329            (138)            191
Minimum pension liability adjustment                              (73)             31             (42)
------------------------------------------------------------------------------------------------------
Other comprehensive income                                   $ 30,880        $(12,983)       $ 17,897
======================================================================================================

For the Year Ended December 31, 2003
Net unrealized losses on securities available-for-sale:
   Net unrealized holding losses on securities arising
      during the year                                        $(91,405)       $ 39,111        $(52,294)
   Reclassification adjustment for net gains included in
      net income                                               (7,346)          2,414          (4,932)
                                                            ------------------------------------------
                                                              (98,751)         41,525         (57,226)
Amortization of net unrealized loss on securities
   transferred to held-to-maturity                              1,337            (562)            775
Reclassification adjustment for losses included in net
   income from net unrealized loss on cash flow hedge             330            (139)            191
Minimum pension liability adjustment                              (50)             21             (29)
------------------------------------------------------------------------------------------------------
Other comprehensive loss                                     $(97,134)       $ 40,845        $(56,289)
======================================================================================================

For the Year Ended December 31, 2002
Net unrealized gains on securities available-for-sale:
   Net unrealized holding gains on securities arising
      during the year                                        $ 20,002        $ (7,459)       $ 12,543
   Reclassification adjustment for gains included in net
      income                                                  (10,772)          3,569          (7,203)
                                                            ------------------------------------------
                                                                9,230          (3,890)          5,340
Amortization of net unrealized loss on securities
   transferred to held-to-maturity                             14,350          (6,033)          8,317
Net unrealized loss on cash flow hedge:
   Unrealized loss arising during the year                     (3,297)          1,386          (1,911)
   Reclassification adjustment for losses included in net
      income                                                       69             (29)             40
                                                            ------------------------------------------
                                                               (3,228)          1,357          (1,871)
Minimum pension liability adjustment                              (32)             13             (19)
------------------------------------------------------------------------------------------------------
Other comprehensive income                                   $ 20,320        $ (8,553)       $ 11,767
======================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(15) Benefit Plans

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

                                                                                    Other Postretirement
                                                           Pension Benefits               Benefits
                                                       ------------------------   ------------------------
                                                       At or For the Year Ended   At or For The Year Ended
                                                             December 31,               December 31,
                                                       ------------------------   ------------------------
(In Thousands)                                             2004         2003         2004          2003
----------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                  $165,494   $145,136        $ 16,386   $ 15,520
   Service cost                                             3,265      2,700             512        360
   Interest cost                                            9,786      9,570           1,087        995
   Actuarial loss                                           6,866     16,774           2,170      1,064
   Benefits paid                                           (8,860)    (8,686)         (1,477)    (1,553)
----------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                         176,551    165,494          18,678     16,386
----------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year            149,944    128,893              --         --
   Actual return on plan assets                            12,304     29,128              --         --
   Employer contribution                                      683        609           1,477      1,553
   Benefits paid                                           (8,860)    (8,686)         (1,477)    (1,553)
----------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                  154,071    149,944              --         --
----------------------------------------------------------------------------------------------------------
Funded status                                             (22,480)   (15,550)        (18,678)   (16,386)
Unrecognized net actuarial loss (gain)                     42,255     38,585            (356)    (2,526)
Unrecognized prior service cost                               694        855             124        165
Unrecognized transition asset                                   -        (35)             --         --
----------------------------------------------------------------------------------------------------------
Net amount recognized                                    $ 20,469   $ 23,855        $(18,910)  $(18,747)
==========================================================================================================
Amounts recognized in the consolidated
   statements of financial condition consist of:
Prepaid benefit cost                                     $ 36,796   $ 38,981        $     --   $     --
Accrued benefit liability                                 (16,620)   (15,330)        (18,910)   (18,747)
Intangible asset                                              138        122              --         --
Accumulated other comprehensive loss (pre-tax basis)          155         82              --         --
----------------------------------------------------------------------------------------------------------
Net amount recognized                                    $ 20,469   $ 23,855        $(18,910)  $(18,747)
==========================================================================================================

The accumulated benefit obligation for all defined benefit pension plans was $158.5 million at December 31, 2004 and $149.5 million at December 31, 2003. The measurement dates for our defined benefit pension plans and other postretirement benefit plan were December 31.

Assumptions used to determine                                       Rate of
the benefit obligation:                      Discount Rate   Compensation Increase
                                             -------------   ---------------------
                                              2004   2003         2004   2003
                                              ----   ----         ----   ----
Pension Benefit Plans:
Astoria Federal Pension Plan                  5.75%  6.00%        5.00%  5.00%
Astoria Federal Excess Benefit and
   Supplemental Benefit Plans                 6.00   6.00         8.00   8.00
Astoria Federal Directors' Retirement Plan    6.00   6.00         4.00   4.00
The Greater Directors' Retirement Plan        6.00   6.00          N/A    N/A
LIB Directors' Retirement Plan                6.00   6.00          N/A    N/A

Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan      5.75   6.00          N/A    N/A

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net periodic cost (benefit) are as follows:

                                                                               Other Postretirement
                                               Pension Benefits                      Benefits
                                       -------------------------------   -------------------------------
                                       For the Year Ended December 31,   For the Year Ended December 31,
                                       -------------------------------   -------------------------------
(In Thousands)                            2004       2003       2002        2004       2003       2002
----------------------------------------------------------------------   -------------------------------
Service cost                            $  3,265   $ 2,700   $  2,142        $  512   $  360   $  305
Interest cost                              9,786     9,570      9,263         1,087      995    1,031
Expected return on plan assets           (11,648)   (9,956)   (11,866)           --       --       --
Amortization of prior service cost           161       160        161            41       40       41
Recognized net actuarial loss (gain)       2,540     3,368         46            --     (152)    (219)
Amortization of transition asset             (35)     (104)      (104)           --       --       --
--------------------------------------------------------------------------------------------------------
Net periodic cost (benefit)             $  4,069   $ 5,738   $   (358)       $1,640   $1,243   $1,158
========================================================================================================

                                                             Expected Return         Rate of
                                             Discount Rate    on Plan Assets   Compensation Increase
Assumptions used to determine                -------------   ---------------   ---------------------
the net periodic cost:                        2004   2003      2004   2003         2004   2003
                                              ----   ----      ----   ----         ----   ----
Pension Benefit Plans:
Astoria Federal Pension Plan                  6.00%  6.75%     8.00%  8.00%        5.00%  5.00%
Astoria Federal Excess Benefit and
   Supplemental Benefit Plans                 6.00   6.00       N/A    N/A         8.00   8.00
Astoria Federal Directors' Retirement Plan    6.00   6.00       N/A    N/A         4.00   4.00
The Greater Directors' Retirement Plan        6.00   6.00       N/A    N/A          N/A    N/A
LIB Directors' Retirement Plan                6.00   6.00       N/A    N/A          N/A    N/A

Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan      6.00   6.75       N/A    N/A          N/A    N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

                                               At December 31,
                                               ---------------
                                                 2004   2003
------------------------------------------------------------
Health care cost trend rate assumed
   for next year                                 7.50%  8.00%
Rate to which the cost trend rate is assumed
   to decline (the ultimate trend rate)          5.00%  5.00%
Year that the rate reaches the ultimate
   trend rate                                    2009   2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                       One Percentage   One Percentage
(In Thousands)                                         Point Increase   Point Decrease
--------------------------------------------------------------------------------------
Effect on total service and interest cost components       $  270          $  (208)
Effect on the postretirement benefit obligation             2,173           (1,708)

On May 19, 2004, the FASB issued Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was effective for the first interim or annual period beginning after June 15, 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

benefit. Staff Position No. 106-2 requires employers who conclude their plans were "actuarially equivalent" at December 8, 2003 and the Medicare Act's effects are a "significant event" to account for the federal subsidy either on a retroactive basis to January 1, 2004 or prospectively from the date of adoption of Staff Position No. 106-2. If the Medicare Act's effects are not a "significant event," they are not accounted for until the plan's next measurement date following the adoption of Staff Position No. 106-2, which for us was December 31, 2004. Upon adoption of Staff Position No. 106-2, we determined our plan to be "actuarially equivalent" and determined the Medicare Act's effects were not a "significant event." The impact of our adoption of Staff Position No. 106-2 was a reduction of $850,000 in the accumulated postretirement benefit obligation at December 31, 2004. There was no impact on other post-retirement benefit expense for the year ended December 31, 2004.

Included in the tables of Pension Benefits on pages 105 and 106 are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors' Retirement Plan, The Greater Directors' Retirement Plan and the LIB Directors' Retirement Plan, which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

                                                                At December 31,
                                                               -----------------
(In Thousands)                                                   2004      2003
--------------------------------------------------------------------------------
Projected benefit obligation                                   $18,685   $17,884
Accumulated benefit obligation                                  13,891    12,907

The following table sets forth the asset allocations, by asset category, for the Astoria Federal Pension Plan:

                                                                   Plan Assets
                                                                 At December 31,
                                                                ----------------
                                                                 2004     2003
--------------------------------------------------------------------------------
Asset Category:
   Equity securities (1)                                         13.39%   12.96%
   Other (2)                                                     86.61    87.04
--------------------------------------------------------------------------------
Total                                                           100.00%  100.00%
================================================================================

(1) Equity securities include Astoria Financial Corporation common stock with a fair value of $20.6 million, or 13.4% of total plan assets, at December 31, 2004 and $19.2 million, or 12.8% of total plan assets, at December 31, 2003.

(2) Primarily comprised of investments in various insurance company pooled separate accounts and trust company trust funds.

The overall strategy of the Astoria Federal Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels, preserves liquidity and achieves the rate of return specified in the actuarial valuation. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities, 25% in liquidity funds, and 15% in Astoria Financial Corporation common stock. The Astoria Federal Pension Plan will not acquire Astoria Financial Corporation common stock to the extent that, after the acquisition, such common stock would represent more than 10% of total plan assets. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large-cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities, and 10% in international equities.

We expect to contribute $666,000 to our unfunded defined benefit pension plans and $1.5 million to our other postretirement benefit plan to cover expected benefit payments in 2005.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2004, which reflect expected future service, as appropriate, are as follows:

             Pension   Other Postretirement
Year        Benefits       Benefits (1)
-------------------------------------------
                     (In Thousands)
2005         $ 8,991         $1,413
2006           9,190          1,353
2007           9,281          1,319
2008           9,524          1,231
2009           9,983          1,234
2010-2014     54,661          5,994

(1)  Excludes estimated Medicare Act subsidy reimbursements totaling $263,000.

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $13,000 for the calendar year ended December 31, 2004. Matching contributions, if any, may be made at the discretion of Astoria Federal. No such contributions were made for 2004, 2003 and 2002. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan. To fund the purchase of the ESOP shares, the ESOP borrowed funds from us. The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds. Astoria Federal makes scheduled discretionary contributions to fund debt service. Astoria Federal's contributions, prior to 2010, may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends. Dividends paid on unallocated shares, which reduced Astoria Federal's contribution to the ESOP, totaled $4.8 million for the year ended December 31, 2004 and $4.3 million for the year ended December 31, 2003. The ESOP loans had an aggregate outstanding principal balance of $33.8 million at December 31, 2004 and $34.7 million at December 31, 2003.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 337,935 for the year ended December 31, 2004, 387,657 for the year ended December 31, 2003 and 518,277 for the year ended December 31, 2002. As of December 31, 2004, 6,802,146 shares which had a fair value of $181.3 million remain unallocated. In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution totaled $1.9 million for the year ended December 31, 2004, $1.6 million for the year ended December 31, 2003 and $1.4 million for the year ended December 31, 2002, and will total not less than $1.2 million each year through 2009. After 2009, an annual cash contribution equal to all dividends paid on unallocated shares remaining will be made through the maturity or repayment of the loans.

We recorded compensation expense relating to the ESOP of $10.6 million for the year ended December 31, 2004, $8.8 million for the year ended December 31, 2003 and $11.7 million for the year ended December 31, 2002, which was equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the year of allocation, plus the cash contribution made to participant accounts.

(16) Stock Option Plans

In 2003, we adopted the 2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, or the 2003 Employee Option Plan. In 1999, we adopted the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors' Option Plan. As a result of the adoption of these option plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for option grants was 4,875,000 under the 2003 Employee Option Plan and

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

525,000 under the 1999 Directors' Option Plan. Remaining shares available for issuance of future grants under the 1999 Directors Option Plan and the 2003 Employee Option Plan totaled 1,670,400 at December 31, 2004 and 3,667,800 at December 31, 2003. Remaining shares available for issuance of future grants under the 1999 Directors Option Plan and the 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation totaled 780,600 at December 31, 2002.

Options granted under the 2003 Employee Option Plan have a maximum term of ten years and vest three years after the grant date. Under option plans involving grants to employees, in the event the optionee terminates his/her employment due to death, disability, retirement or in the event we experience a change in control, or a threatened change in control, as defined and specified in such plans, all options granted immediately vest and are exercisable. Under option plans involving grants to outside directors, all options granted have a maximum term of ten years and are exercisable immediately on their grant date. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Activity in our option plans is summarized as follows:

                                                            For the Year Ended December 31,
                                     ---------------------------------------------------------------------
                                              2004                    2003                    2002
                                     ---------------------------------------------------------------------
                                                  Weighted                Weighted                Weighted
                                                   Average                 Average                 Average
                                       Number     Exercise     Number     Exercise     Number     Exercise
                                     of Options     Price    of Options     Price    of Options     Price
----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year:    10,345,493    $ 16.83   10,262,826    $ 14.32   10,340,925    $ 11.73
Granted                               2,014,800      26.55    1,529,700      24.10    2,143,650      18.02
Forfeited                               (47,400)    (20.07)      (8,190)    (17.56)      (4,200)    (16.56)
Expired                                      --         --           --         --     (227,703)     (4.61)
Exercised                            (1,390,760)    (13.62)  (1,438,843)     (6.60)  (1,989,846)     (5.96)
                                     ----------              ----------              ----------
Outstanding at end of year           10,922,133      19.02   10,345,493      16.83   10,262,826      14.32
                                     ==========              ==========              ==========
Options exercisable at end of year    4,182,633      14.85    4,007,393      13.63    3,676,926      11.77

The following table summarizes information about our stock options outstanding at December 31, 2004:

                                Options Outstanding                      Options Exercisable
                   -----------------------------------------------   ---------------------------
                                    Weighted           Weighted                     Weighted
                     Number     Average Remaining      Average         Number        Average
Exercise Prices    of Options   Contractual Life    Exercise Price   of Options   Exercise Price
------------------------------------------------------------------------------------------------
$ 4.64 to $16.42    2,069,469        4.29 years        $12.05         2,069,469      $12.05
 16.56 to  16.83    2,819,328        6.40               16.70         1,381,428       16.57
 16.96 to  24.17    2,645,736        6.93               18.42           731,736       19.52
           24.40    1,438,800        8.96               24.40                --          --
           26.63    1,948,800        9.96               26.63                --          --
                   ----------                                         ---------
$ 4.64 to $26.63   10,922,133        7.10               19.02         4,182,633       14.85
                   ==========                                         =========

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

                                          For the Year Ended December 31,
                    ------------------------------------------------------------------------
                             2004                     2003                     2002
                    ------------------------------------------------------------------------
                                 Weighted                 Weighted                 Weighted
                     Options      Average     Options     Average      Options      Average
                     Granted    Fair Value    Granted    Fair Value    Granted    Fair Value
--------------------------------------------------------------------------------------------
Employees           1,948,800                1,463,700                2,077,650
Outside directors      66,000                   66,000                   66,000
                    ---------                ---------                ---------
                    2,014,800     $6.11      1,529,700      $6.06     2,143,650      $3.90
                    =========     =====      =========      =====     =========      =====

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The per share weighted-average fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      For the Year Ended December 31,
                                  ---------------------------------------
                                      2004          2003          2002
                                  ---------------------------------------
Dividend yield                     2.50%         2.43%         2.94%
Expected stock price volatility   25.17         28.81         26.21
Risk-free interest rate based
   upon equivalent-term U.S.
   Treasury rates                  3.66          3.16          3.29
Expected option lives              5.97 years    5.96 years    5.97 years

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

(17) Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2004 and 2003, Astoria Federal was in compliance with all regulatory capital requirements.

The following table sets forth the regulatory capital calculations for Astoria Federal.

                                             At December 31, 2004
                         -----------------------------------------------------------
                           Capital              Actual               Excess
(Dollars in Thousands)   Requirement     %      Capital      %       Capital      %
------------------------------------------------------------------------------------
Tangible                   $345,326    1.50%  $1,379,088    5.99%  $1,033,762   4.49%
Leverage                    920,869    4.00    1,379,088    5.99      458,219   1.99
Risk-based                  939,958    8.00    1,461,870   12.44      521,912   4.44

                                             At December 31, 2003
                         -----------------------------------------------------------
                           Capital              Actual               Excess
(Dollars in Thousands)   Requirement     %      Capital      %       Capital      %
------------------------------------------------------------------------------------
Tangible                   $334,495    1.50%  $1,643,540    7.37%  $1,309,045   5.87%
Leverage                    891,986    4.00    1,643,540    7.37      751,554   3.37
Risk-based                  897,770    8.00    1,726,661   15.39      828,891   7.39

Astoria Federal's Tier I risked-based capital ratio was 11.74% at December 31, 2004 and 14.65% at December 31, 2003.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Deposit Insurance Corporation shall be considered a "well capitalized" institution. As of December 31, 2004 and 2003, Astoria Federal was a "well capitalized" institution.

(18) Fair Value of Financial Instruments

Estimated fair values of certain types of financial instruments are most commonly derived from quoted market prices available in formal trading marketplaces. In many cases, financial instruments we hold are not bought or sold in formal trading marketplaces. Accordingly, in cases where quoted market prices are not available, fair values are

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes the carrying amounts and estimated fair values of our financial instruments.

                                                   At December 31,
                                -----------------------------------------------------
                                           2004                        2003
                                -----------------------------------------------------
                                  Carrying     Estimated      Carrying     Estimated
(In Thousands)                     Amount      Fair Value      Amount      Fair Value
-------------------------------------------------------------------------------------
Financial Assets:
Repurchase agreements           $   267,578   $   267,578   $    65,926   $    65,926
Securities available-for-sale     2,406,883     2,406,883     2,654,992     2,654,992
Securities held-to-maturity       6,302,936     6,306,760     5,792,727     5,809,117
FHLB-NY stock                       163,700       163,700       213,450       213,450
Loans held-for-sale, net             23,802        23,813        23,023        23,517
Loans receivable, net            13,180,521    13,362,582    12,603,866    12,947,778
MSR, net                             16,799        16,799        17,952        17,981
Interest rate swaps                   1,365         1,365            --            --

Financial Liabilities:
Deposits                         12,323,257    12,378,720    11,186,594    11,341,683
Borrowed funds, net               9,469,835     9,652,910     9,632,037    10,056,589
Interest rate swaps                      --            --           621           621

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements

The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities available-for-sale and held-to-maturity

Fair values for securities are based on published or securities dealers' estimated market values.

FHLB-NY stock

The carrying amount of FHLB-NY stock equals cost. The fair value of FHLB-NY stock approximates the carrying amount.

Loans held-for-sale, net

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Interest rate swaps

Fair values for interest rate swaps are based on securities dealers' estimated market values.

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

Outstanding commitments

Outstanding commitments include (1) commitments to extend credit and unadvanced lines of credit for which fair values were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers and (2) commitments to sell residential mortgage loans for which fair values were estimated based on current secondary market prices for commitments with similar terms. Due to the short-term nature of our outstanding commitments, the fair values of these commitments are immaterial to our financial condition.

(19) Condensed Parent Company Only Financial Statements

The following condensed parent company only financial statements reflect our investments in our wholly-owned consolidated subsidiaries, Astoria Federal and AF Insurance Agency, Inc., using the equity method of accounting:

Astoria Financial Corporation - Condensed Statements of Financial Condition

                                                 At December 31,
                                             -----------------------
(In Thousands)                                  2004         2003
--------------------------------------------------------------------
Assets:
   Cash                                      $        1   $       --
   Repurchase agreements                        267,578       65,926
   Other securities available-for-sale              133          139
   ESOP loans receivable                         33,796       34,720
   Accrued interest receivable                       78            9
   Other assets                                   2,662        1,741
   Investment in Astoria Federal              1,548,005    1,796,233
   Investment in AF Insurance Agency, Inc.        2,641        1,885
   Investment in Astoria Capital Trust I          3,929        3,929
--------------------------------------------------------------------
Total assets                                 $1,858,823   $1,904,582
====================================================================
Liabilities and stockholders' equity:
   Other borrowings                          $  455,835   $  473,037
   Other liabilities                              6,161        6,118
   Amounts due to subsidiaries                   27,063       28,896
   Stockholders' equity                       1,369,764    1,396,531
--------------------------------------------------------------------
Total liabilities and stockholders' equity   $1,858,823   $1,904,582
====================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

                                                             For the Year Ended December 31,
                                                             -------------------------------
(In Thousands)                                                  2004       2003       2002
--------------------------------------------------------------------------------------------
Interest income:
   Repurchase agreements and other securities                $   1,139   $  1,500   $  2,990
   ESOP loans receivable                                         2,079      2,140      2,226
--------------------------------------------------------------------------------------------
Total interest income                                            3,218      3,640      5,216
Interest expense on borrowed funds                              29,363     29,816     22,267
--------------------------------------------------------------------------------------------
Net interest expense                                            26,145     26,176     17,051
--------------------------------------------------------------------------------------------
Non-interest income                                              1,307     (1,074)     1,330
Cash dividends from subsidiaries                               522,470    120,000     60,000
--------------------------------------------------------------------------------------------
Non-interest expense:
   Compensation and benefits                                     1,878      1,736      1,521
   Other                                                         7,132      2,323      1,721
--------------------------------------------------------------------------------------------
Total non-interest expense                                       9,010      4,059      3,242
--------------------------------------------------------------------------------------------
Income before income taxes and equity in (overdistributed)
   undistributed earnings of subsidiaries                      488,622     88,691     41,037
Income tax benefit                                              14,028     12,970      7,885
--------------------------------------------------------------------------------------------
Income before equity in (overdistributed) undistributed
   earnings of subsidiaries                                    502,650    101,661     48,922
Equity in (overdistributed) undistributed earnings of
   subsidiaries (1)                                           (283,113)    95,185    199,507
--------------------------------------------------------------------------------------------
Net income                                                   $ 219,537   $196,846   $248,429
============================================================================================

(1) The equity in overdistributed earnings of subsidiaries for the year ended December 31, 2004 represents dividends paid to us in excess of our subsidiaries' current year earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

                                                                        For the Year Ended December 31,
                                                                      ---------------------------------
(In Thousands)                                                           2004        2003        2002
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                         $ 219,537   $ 196,846   $ 248,429
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in  overdistributed (undistributed) earnings of
         subsidiaries                                                   283,113     (95,185)   (199,507)
      (Increase) decrease in accrued interest receivable                    (69)         13          62
      Amortization of premiums and deferred costs                         1,142       1,070         512
      Decrease (increase) in other assets, net of other liabilities
         and amounts due to subsidiaries                                    434         (82)      7,654
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               504,157     102,662      57,150
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Principal payments on ESOP loans receivable                              924         942       1,514
-------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                   924         942       1,514
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from borrowings with original terms greater than three
      months                                                                 --          --     246,433
   Repayments of borrowings with original terms greater than three
      months                                                            (20,000)         --          --
   Cash paid for cash flow hedging instrument                                --          --      (3,297)
   Common stock repurchased                                            (225,052)   (195,471)   (211,103)
   Cash dividends paid to stockholders                                  (76,720)    (76,370)    (74,258)
   Redemption of preferred stock                                             --     (54,500)         --
   Cash received for options exercised                                   18,344       8,793      11,742
-------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                               (303,428)   (317,548)    (30,483)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    201,653    (213,944)     28,181
Cash and cash equivalents at beginning of the year                       65,926     279,870     251,689
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the year                          $ 267,579   $  65,926   $ 279,870
=======================================================================================================

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                  For the Year Ended December 31, 2004
                                               -----------------------------------------
                                                 First     Second      Third     Fourth
(In Thousands, Except Per Share Data)           Quarter    Quarter    Quarter    Quarter
----------------------------------------------------------------------------------------
Interest income                                $261,094   $252,563   $264,080   $268,164
Interest expense                                146,581    139,247    142,222    147,285
----------------------------------------------------------------------------------------
Net interest income                             114,513    113,316    121,858    120,879
Provision for loan losses                            --         --         --         --
----------------------------------------------------------------------------------------
Net interest income after provision for loan
   losses                                       114,513    113,316    121,858    120,879
Non-interest income                              22,139     27,866     24,036      6,043(1)
----------------------------------------------------------------------------------------
Total income                                    136,652    141,182    145,894    126,922
General and administrative expense               57,043     55,360     59,168     53,440
----------------------------------------------------------------------------------------
Income before income tax expense                 79,609     85,822     86,726     73,482
Income tax expense                               26,196     28,321     28,619     22,966
----------------------------------------------------------------------------------------
Net income                                     $ 53,413   $ 57,501   $ 58,107   $ 50,516
========================================================================================
Basic earnings per common share                $   0.48   $   0.53   $   0.54   $   0.48
Diluted earnings per common share              $   0.47   $   0.52   $   0.53   $   0.48

(1) Includes a $16.5 million charge for an other-than-temporary securities impairment write-down.

                                                  For the Year Ended December 31, 2003
                                               -----------------------------------------
                                                 First     Second      Third     Fourth
(In Thousands, Except Per Share Data)           Quarter    Quarter    Quarter    Quarter
----------------------------------------------------------------------------------------
Interest income                                $282,566   $269,233   $247,255   $258,237
Interest expense                                173,558    172,982    167,623    163,590
----------------------------------------------------------------------------------------
Net interest income                             109,008     96,251     79,632     94,647
Provision for loan losses                            --         --         --         --
----------------------------------------------------------------------------------------
Net interest income after provision for loan
   losses                                       109,008     96,251     79,632     94,647
Non-interest income                              25,895     31,543     33,880     28,243
----------------------------------------------------------------------------------------
Total income                                    134,903    127,794    113,512    122,890
General and administrative expense               51,966     51,840     51,408     50,663
----------------------------------------------------------------------------------------
Income before income tax expense                 82,937     75,954     62,104     72,227
Income tax expense                               26,540     25,065     20,503     24,268
----------------------------------------------------------------------------------------
Net income                                     $ 56,397   $ 50,889   $ 41,601   $ 47,959
========================================================================================
Basic earnings per common share                $   0.46   $   0.43   $   0.35   $   0.43
Diluted earnings per common share              $   0.46   $   0.43   $   0.35   $   0.42

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                INDEX OF EXHIBITS

Exhibit No.                       Identification of Exhibit
-----------                       -------------------------
    3.1       Certificate of Incorporation of Astoria Financial Corporation, as
              amended effective as of June 3, 1998. (1)

    3.2       Bylaws of Astoria Financial Corporation, as amended May 19, 2004. (2)

    4.1       Astoria Financial Corporation Specimen Stock Certificate. (3)

    4.2       Federal Stock Charter of Astoria Federal Savings and Loan
              Association. (4)

    4.3 Bylaws of Astoria Federal Savings and Loan Association, as amended effective November 17, 2004. (*)

    4.4 Bylaws of Astoria Federal Savings and Loan Association, as amended effective upon the retirement of Donald D. Wenk from the Board of Directors of Astoria Federal Savings and Loan Association, on or about May 18, 2005. (*)

    4.5       Amended and Restated Certificate of Designations, Preferences and
              Rights of Series A Junior Participating Preferred Stock. (5)

    4.6       Rights Agreement between Astoria Financial Corporation and
              ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. (6)

    4.7 Amendment No. 1 to Rights Agreement, dated as of April 2, 1998 by and between Astoria Financial Corporation and ChaseMellon
              Shareholder Services L.L.C. (7)

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

              Exhibits 10.8 through 10.43 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

   10.8       Astoria Federal Savings and Loan Association and Astoria Financial
              Corporation Directors' Retirement Plan, as amended and restated effective February 21, 1996. (3)

   10.9       The Long Island Bancorp, Inc., Non-Employee Director Retirement
              Benefit Plan, as amended. (12)

   10.10      Astoria Financial Corporation Death Benefit Plan for Outside
              Directors. (3)

   10.11      Deferred Compensation Plan for Directors of Astoria Financial
              Corporation. (3)

   10.12 Astoria Financial Corporation 1993 Incentive Stock Option Plan, as amended. (13)

   10.13      1996 Stock Option Plan for Officers and Employees of Astoria
              Financial Corporation, as amended. (13)

   10.14      1996 Stock Option Plan for Outside Directors of Astoria Financial
              Corporation, as amended. (13)

   10.15      1999 Stock Option Plan for Officers and Employees of Astoria
              Financial Corporation. (14)

   10.16      1999 Stock Option Plan for Outside Directors of Astoria Financial
              Corporation. (14)

   10.17      Amendment to Section 4.5 of the 1999 Stock Option Plan for Outside
              Directors of Astoria Financial Corporation. (4)

   10.18      2003 Stock Option Plan for Officers and Employees of Astoria
              Financial Corporation. (15)

   10.19 Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (12)

   10.20      Astoria Financial Corporation Executive Officer Annual Incentive
              Plan, as amended. (16)

   10.21      Astoria Financial Corporation Amended and Restated Employment
              Agreement with George L. Engelke, Jr., dated as of January 1,
              2000. (17)

Exhibit No.                       Identification of Exhibit
-----------                       -------------------------
   10.22      Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with George L. Engelke, Jr., dated as of
              January 1, 2000. (17)

   10.23      Astoria Financial Corporation Amended and Restated Employment
              Agreement with Gerard C. Keegan, dated as of January 1, 2000. (17)

   10.24      Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with Gerard C. Keegan, dated as of January 1,
              2000. (17)

   10.25      Employment Termination and Release Agreement by and among John J.
              Conefry, Jr., Astoria Federal Savings and Loan Association and
              Astoria Financial Corporation. (4)

   10.26      Astoria Financial Corporation Amended and Restated Employment
              Agreement with Arnold K. Greenberg dated as of January 1, 2000.
              (17)

   10.27      Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with Arnold K. Greenberg, dated as of January
              1, 2000. (17)

   10.28      Astoria Financial Corporation Employment Agreement with Gary T.
              McCann, dated as of December 1, 2003. (3)

   10.29 Astoria Federal Savings and Loan Association Employment Agreement with Gary T. McCann, dated as of December 1, 2003. (3)

   10.30      Astoria Financial Corporation Amended and Restated Employment
              Agreement with Monte N. Redman dated as of January 1, 2000. (17)

   10.31      Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with Monte N. Redman, dated as of January 1,
              2000. (17)

   10.32      Astoria Financial Corporation Amended and Restated Employment
              Agreement with Alan P. Eggleston dated as of January 1, 2000. (17)

   10.33      Astoria Federal Savings and Loan Association Amended and Restated
              Employment Agreement with Alan P. Eggleston, dated as of January
              1, 2000. (17)

   10.34      Change of Control Severance Agreement, dated as of January 1,
              2000, by and among Astoria Federal Savings and Loan Association,
              Astoria Financial Corporation and Josie Callari. (17)

   10.35      Change of Control Severance Agreement, dated as of January 1,
              2000, by and among Astoria Federal Savings and Loan Association,
              Astoria Financial Corporation and Robert J. DeStefano. (17)

Exhibit No.                       Identification of Exhibit
-----------                       -------------------------
   10.36      Change of Control Severance Agreement, dated as of January 1,
              2000, by and among Astoria Federal Savings and Loan Association,
              Astoria Financial Corporation and Frank E. Fusco. (17)

   10.37      Change of Control Severance Agreement, dated as of January 1,
              2000, by and among Astoria Federal Savings and Loan Association,
              Astoria Financial Corporation and Robert T. Volk. (17)

   10.38      Change of Control Severance Agreement, dated as of January 1,
              2000, by and among Astoria Federal Savings and Loan Association,
              Astoria Financial Corporation and Ira M. Yourman. (17)

   10.39      Change of Control Severance Agreement, dated as of December 20,
              2000, by and among Astoria Federal Savings and Loan Association,
              Astoria Financial Corporation and Brian T. Edwards. (4)

   10.40      Retirement Medical and Dental Benefit Policy for Senior Officers. (13)

   10.41      Form of Option Conversion Agreement by and between Astoria
              Financial Corporation and Former Officer or Director of Long
              Island Bancorp, Inc. dated September 30, 1998. (18)

   10.42 Option Conversion Certificates of Robert J. Conway, Leo J. Waters and Donald D. Wenk. (12)

   10.43      Trust Agreement, dated as of January 31, 1995 between Astoria
              Financial Corporation and State Street Bank and Trust Company. (3)

   12.1       Statement regarding computation of ratios. (*)

   21.1       Subsidiaries of Astoria Financial Corporation. (*)

   23.1       Consent of Independent Registered Public Accounting Firm. (*)

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

Exhibit No.                       Identification of Exhibit
-----------                       -------------------------
   99.1       Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005, which will be filed with the SEC within 120 days from December 31, 2004, is incorporated herein by reference.

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

(2) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K, dated May 19, 2004, filed with the Securities and Exchange Commission on May 19, 2004 (File Number 001-11967).

(3) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 12, 2004 (File Number 001-11967).

(4) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 26, 2001 (File Number 000-22228).

(5) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K, dated February 9, 2005, filed with the Securities and Exchange Commission on February 10, 2005 (File Number 001-11967).

(6) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form 8-K/A dated July 17, 1996, filed with the Securities and Exchange Commission on July 23, 1996.

(7) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K/A, dated April 2, 1998, filed with the Securities and Exchange Commission on April 10, 1998 (File Number 000-22228), as amended by the First Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998 (File Number 000-22228) and the Second Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 10, 1998 (File Number 000-22228).

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

(14) Incorporated by reference to Astoria Financial Corporation's Form 14-A Definitive Proxy Statement filed on April 8, 1999 (File Number 000-22228).

(15) Incorporated by reference to Astoria Financial Corporation's Form 14-A Definitive Proxy Statement filed on April 8, 2003 (File Number 001-11967).

(16) Incorporated by reference to Astoria Financial Corporation's Form 14-A Definitive Proxy Statement filed on April 16, 2004 (File Number 001-11967).

(17) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000 (File Number 000-22228).

(18) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form S-8, dated September 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998.