Form 10-Q
period 2005-03-31
ASTORIA FINANCIAL CORP
filed 2005-05-06
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2005

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

                         YES     X         NO
                              -------         ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         YES     X         NO
                              -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Classes of Common Stock                 Number of Shares Outstanding, April 30, 2005
    -----------------------                 --------------------------------------------

         .01 Par Value                                         109,171,544
         -------------                                         -----------

                         PART I -- FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
Item 1.           Financial Statements (Unaudited):

                  Consolidated Statements of Financial Condition at March 31, 2005           2
                  and December 31, 2004

                  Consolidated Statements of Income for the Three Months Ended               3
                  March 31, 2005 and March 31, 2004

                  Consolidated Statement of Changes in Stockholders' Equity for the          4
                  Three Months Ended March 31, 2005

                  Consolidated Statements of Cash Flows for the Three Months Ended           5
                  March 31, 2005 and March 31, 2004

                  Notes to Consolidated Financial Statements                                 6

Item 2.           Management's Discussion and Analysis of Financial Condition and            9
                  Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                31

Item 4.           Controls and Procedures                                                   34

                          PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings                                                         34

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds               34

Item 3.           Defaults Upon Senior Securities                                           35

Item 4.           Submission of Matters to a Vote of Security Holders                       35

Item 5.           Other Information                                                         35

Item 6.           Exhibits                                                                  35


Signatures                                                                                  35

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                 (Unaudited)
                                                                                     At                        At
(In Thousands, Except Share Data)                                              March 31, 2005          December 31, 2004
------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                       $   120,110                $   138,809
Repurchase agreements                                                             219,500                    267,578
Available-for-sale securities:
   Encumbered                                                                   2,007,593                  2,104,239
   Unencumbered                                                                   234,055                    302,644
------------------------------------------------------------------------------------------------------------------------
                                                                                2,241,648                  2,406,883
Held-to-maturity securities, fair value of $6,000,015 and $6,306,760, respectively:
   Encumbered                                                                   5,941,289                  5,273,385
   Unencumbered                                                                   139,276                  1,029,551
------------------------------------------------------------------------------------------------------------------------
                                                                                6,080,565                  6,302,936
Federal Home Loan Bank of New York stock, at cost                                 124,300                    163,700
Loans held-for-sale, net                                                           32,549                     23,802
Loans receivable:
   Mortgage loans, net                                                         13,039,149                 12,746,134
   Consumer and other loans, net                                                  521,327                    517,145
------------------------------------------------------------------------------------------------------------------------
                                                                               13,560,476                 13,263,279
   Allowance for loan losses                                                      (82,730)                   (82,758)
------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                          13,477,746                 13,180,521
Mortgage servicing rights, net                                                     18,535                     16,799
Accrued interest receivable                                                        80,291                     79,144
Premises and equipment, net                                                       155,402                    157,107
Goodwill                                                                          185,151                    185,151
Bank owned life insurance                                                         378,894                    374,719
Other assets                                                                      135,732                    118,720
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $23,250,423                $23,415,869
========================================================================================================================

LIABILITIES:
Deposits:
   Savings                                                                    $ 2,848,135                $ 2,929,120
   Money market                                                                   885,278                    965,288
   NOW and demand deposit                                                       1,575,204                  1,580,714
   Liquid certificates of deposit                                                 265,720                          -
   Certificates of deposit                                                      6,995,032                  6,848,135
------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                 12,569,369                 12,323,257
Reverse repurchase agreements                                                   7,580,000                  7,080,000
Federal Home Loan Bank of New York advances                                       944,000                  1,934,000
Other borrowings, net                                                             457,441                    455,835
Mortgage escrow funds                                                             168,991                    122,088
Accrued expenses and other liabilities                                            164,120                    130,925
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                              21,883,921                 22,046,105


STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,800,000 shares authorized and -0- shares issued and outstanding)         -                         -
   Series B (2,000,000 shares authorized and -0- shares issued and outstanding)         -                         -
Common stock, $.01 par value; (200,000,000 shares authorized; 166,494,888 shares
   issued; and 109,465,965 and 110,304,669 shares outstanding, respectively)        1,665                       1,665
Additional paid-in capital                                                        815,153                     811,777
Retained earnings                                                               1,661,275                   1,623,571
Treasury stock (57,028,923 and 56,190,219 shares, at cost, respectively)       (1,037,160)                 (1,013,726)
Accumulated other comprehensive loss                                              (49,897)                    (28,592)
Unallocated common stock held by ESOP (6,696,140 and 6,802,146
    shares, respectively)                                                         (24,534)                    (24,931)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      1,366,502                   1,369,764
------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                    $23,250,423                 $23,415,869
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                              For the Three Months Ended March 31,
                                                                              ------------------------------------
(In Thousands, Except Share Data)                                                2005                      2004
-----------------------------------------------------------------------------------------------------------------------
Interest income:
  Mortgage loans:
    One-to-four family                                                        $ 111,582                  $ 111,350
    Multi-family, commercial real estate and construction                        58,196                     53,631
  Consumer and other loans                                                        6,781                      4,890
  Mortgage-backed and other securities                                           93,922                     90,131
  Federal funds sold and repurchase agreements                                    1,449                        154
  Federal Home Loan Bank of New York stock                                        1,173                        938
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                                           273,103                    261,094
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                       64,960                     54,230
  Borrowed funds                                                                 82,930                     92,351
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                                                          147,890                    146,581
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                             125,213                    114,513
Provision for loan losses                                                             -                          -
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                             125,213                    114,513
-----------------------------------------------------------------------------------------------------------------------
Non-interest income:
  Customer service fees                                                          14,946                     13,749
  Other loan fees                                                                 1,164                      1,262
  Net gain on sales of securities                                                     -                      2,372
  Mortgage banking income (loss), net                                             2,946                     (1,118)
  Income from bank owned life insurance                                           4,175                      4,450
  Other                                                                           1,511                      1,424
-----------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                        24,742                     22,139
-----------------------------------------------------------------------------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits                                                    30,790                     31,464
    Occupancy, equipment and systems                                             16,025                     16,717
    Federal deposit insurance premiums                                              448                        449
    Advertising                                                                   3,905                      1,709
    Other                                                                         9,344                      6,704
-----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                       60,512                     57,043
-----------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                 89,443                     79,609
Income tax expense                                                               29,964                     26,196
-----------------------------------------------------------------------------------------------------------------------

Net income                                                                    $  59,479                  $  53,413
========================================================================================================================
Basic earnings per common share                                               $    0.58                  $    0.48
========================================================================================================================

Diluted earnings per common share                                             $    0.57                  $    0.47
========================================================================================================================

Dividends per common share                                                    $    0.20                  $    0.16
========================================================================================================================

Basic weighted average common shares                                        103,160,491                110,874,674
Diluted weighted average common and common equivalent shares                104,957,469                113,014,577


See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                    For the Three Months Ended March 31, 2005


                                                                             Additional
                                                                 Common       Paid-in       Retained
(In Thousands, Except Share Data)                    Total        Stock       Capital       Earnings
-----------------------------------------------------------------------------------------------------

Balance at December 31, 2004                      $1,369,764      $1,665      $811,777    $1,623,571

Comprehensive income:
  Net income                                          59,479            -            -        59,479
  Other comprehensive (loss) income, net of tax:
    Net unrealized loss on securities                (21,353)           -            -             -
    Reclassification of net unrealized loss
       on cash flow hedge                                 48            -            -             -
                                                   ---------
Comprehensive income                                  38,174
                                                   ---------

Common stock repurchased
    (1,110,000 shares)                               (28,344)           -            -             -

Dividends on common stock ($0.20 per share)          (20,624)           -            -       (20,624)

Exercise of stock options and
    related tax benefit (271,296 shares issued)        4,770            -        1,011        (1,151)

Amortization relating to allocation
    of ESOP stock                                      2,762            -        2,365             -
-----------------------------------------------------------------------------------------------------

Balance at March 31, 2005                         $1,366,502       $1,665     $815,153    $1,661,275
=====================================================================================================


                                                                               Unallocated
                                                                Accumulated      Common
                                                                   Other          Stock
                                                     Treasury  Comprehensive       Held
(In Thousands, Except Share Data)                     Stock         Loss         by ESOP
-----------------------------------------------------------------------------------------

Balance at December 31, 2004                      $(1,013,726)     $(28,592)    $(24,931)

Comprehensive income:
  Net income                                                -             -            -
  Other comprehensive (loss) income, net of tax:
    Net unrealized loss on securities                        -      (21,353)           -
    Reclassification of net unrealized loss
       on cash flow hedge                                   -            48            -

Comprehensive income


Common stock repurchased
    (1,110,000 shares)                                (28,344)            -            -

Dividends on common stock ($0.20 per share)                 -             -            -

Exercise of stock options and
    related tax benefit (271,296 shares issued)         4,910             -            -

Amortization relating to allocation
    of ESOP stock                                           -             -          397
-----------------------------------------------------------------------------------------

Balance at March 31, 2005                         $(1,037,160)     $(49,897)    $(24,534)
==========================================================================================


See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
(In Thousands)                                                                           2005                2004
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                       $    59,479          $    53,413
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net premium amortization on mortgage loans and
       mortgage-backed securities                                                         4,344                8,330
     Net amortization on consumer and other loans,
       other securities and borrowings                                                    1,088                  885
     Net provision for real estate losses                                                    56                    -
     Depreciation and amortization                                                        3,456                3,333
     Net gain on sales of loans and securities                                             (694)              (3,073)
     Originations of loans held-for-sale                                                (76,417)             (64,749)
     Proceeds from sales and principal repayments of loans held-for-sale                 68,364               57,331
     Amortization relating to allocation of ESOP stock                                    2,762                2,832
     Increase in accrued interest receivable                                             (1,147)                (388)
     Mortgage servicing rights amortization and valuation
       allowance adjustments, net of capitalized amounts                                 (1,736)               2,625
     Income from bank owned life insurance, net of insurance proceeds received           (4,175)                (200)
     (Increase) decrease in other assets                                                   (531)               1,419
     Increase in accrued expenses and other liabilities                                  34,206               23,154
---------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                         89,055               84,912
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Originations of loans receivable                                                  (722,408)            (660,341)
     Loan purchases through third parties                                              (285,463)            (230,919)
     Principal payments on loans receivable                                             705,523              834,306
     Purchases of securities held-to-maturity                                          (177,599)            (307,001)
     Purchases of securities available-for-sale                                             (25)             (99,874)
     Principal payments on securities held-to-maturity                                  399,717              392,624
     Principal payments on securities available-for-sale                                128,449              141,295
     Proceeds from sales of securities available-for-sale                                     -               22,692
     Net redemptions of FHLB-NY stock                                                    39,400               44,750
     Proceeds from sales of real estate owned, net                                          519                  297
     Purchases of premises and equipment, net of proceeds from sales                     (1,751)              (2,088)
---------------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                           86,362              135,741
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                                           246,112              322,086
     Net (decrease) increase in borrowings with original terms of three months or less (490,000)             165,000
     Proceeds from borrowings with original terms greater than three months             300,000            2,400,000
     Repayments of borrowings with original terms greater than three months            (300,000)          (2,810,000)
     Net increase in mortgage escrow funds                                               46,903               40,357
     Common stock repurchased                                                           (28,344)             (39,809)
     Cash dividends paid to stockholders                                                (20,624)             (18,503)
     Cash received for stock options exercised                                            3,759               10,740
---------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by financing activities                             (242,194)              69,871
---------------------------------------------------------------------------------------------------------------------------
       Net (decrease) increase in cash and cash equivalents                             (66,777)             290,524
Cash and cash equivalents at beginning of period                                        406,387              239,754
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $   339,610          $   530,278
===========================================================================================================================
Supplemental disclosures:
   Cash paid during the period:
     Interest                                                                       $   147,283          $   156,918
===========================================================================================================================
     Income taxes                                                                   $       913          $     2,074
===========================================================================================================================
   Additions to real estate owned                                                   $       106          $       533
===========================================================================================================================


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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have substantially identical repayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities. See Note 9 of Notes to Consolidated Financial Statements included in
Item 8, "Financial Statements and Supplementary Data" of our 2004 Annual Report on Form 10-K for restrictions on our subsidiaries' ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2005 and December 31, 2004, our results of operations for the three months ended March 31, 2005 and 2004, changes in our stockholders' equity for the three months ended March 31, 2005 and our cash flows for the three months ended March 31, 2005 and 2004. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2005 and December 31, 2004, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K.

2.   Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.


                                                                 For the Three Months Ended March 31,
                                                  -------------------------------------------------------------------
                                                              2005                                 2004
                                                  -------------------------------------------------------------------
                                                      Basic          Diluted                Basic         Diluted
(In Thousands, Except Per Share Data)                  EPS            EPS (1)               EPS            EPS
--------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders        $  59,479         $ 59,479           $  53,413         $  53,413
====================================================================================================================

Total weighted average basic
   common shares outstanding                         103,160          103,160             110,875           110,875
Effect of dilutive securities:
   Options                                                 -            1,797                   -             2,140
---------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                         103,160          104,957             110,875           113,015
=====================================================================================================================

Net earnings per common share                      $   0.58          $   0.57           $    0.48         $   0.47
=====================================================================================================================

(1) Options to purchase 2,008,800 shares of common stock at prices between $26.23 per share and $26.63 per share were outstanding as of March 31, 2005, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended March 31, 2005.

3.   Stock Option Plans

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


                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
(In Thousands, Except Per Share Data)                             2005                    2004
----------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                $  59,479                  $53,413
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effect                                   1,850                    1,456
                                                                --------                 --------
    Pro forma                                                    $57,629                  $51,957
                                                                 =======                  =======

Basic earnings per common share:
    As reported                                                    $0.58                    $0.48
                                                                   =====                    =====
    Pro forma                                                      $0.56                    $0.47
                                                                   =====                    =====

Diluted earnings per common share:
    As reported                                                    $0.57                    $0.47
                                                                   =====                    =====
    Pro forma                                                      $0.55                    $0.46
                                                                   =====                    =====

4.  Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.


                                                                                         Other Postretirement
                                                  Pension Benefits                              Benefits
                                           --------------------------                 --------------------------
                                           For the Three Months Ended                 For the Three Months Ended
                                                     March 31,                                  March 31,
                                           --------------------------                 --------------------------
(In Thousands)                               2005                  2004                 2005                 2004
-----------------------------------------------------------------------------     -------------------------------------
Service cost                               $   897               $   839               $  137                $  117
Interest cost                                2,512                 2,444                  261                   243
Expected return on plan assets              (2,994)               (2,906)                   -                     -
Amortization of prior service cost              40                    40                   10                    10
Recognized net actuarial loss (gain)           695                   619                    -                    (2)
Amortization of transition asset                 -                    (9)                   -                     -
-----------------------------------------------------------------------------------------------------------------------
Net periodic cost                          $ 1,150                $1,027               $  408                $  368
=======================================================================================================================

The net periodic cost of our other postretirement benefit plan for the three months ended March 31, 2005 has been reduced as a result of our adoption of Financial Accounting Standards Board, or FASB, Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in 2004. The reduction was not material to the net periodic cost of our other postretirement benefit plan for the three months ended March 31, 2005.

5.   Impact of Accounting Standards and Interpretations

In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment," or SFAS No. 123(R), which requires public entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. For periods before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS No.
123. SFAS No. 123(R) was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005 with early adoption encouraged. However, on April 14, 2005, the SEC adopted a new rule which changed the effective date of SFAS No. 123(R) to the beginning of the first annual reporting period beginning after June 15, 2005, which for us is January 1, 2006. The impact of our adoption of SFAS No. 123(R) on our results of operations for 2006 is expected to be a reduction in net income comparable to the reduction shown in the 2004 pro forma disclosures under SFAS No. 123, which are included in Note 1 of Notes to Consolidated Financial Statements included in
Item 8, "Financial Statements and Supplementary Data" of our 2004 Annual Report on Form 10-K.

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

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving this goal over the past several years and that trend has continued into 2005.

During the three months ended March 31, 2005, the national and local real estate markets remained strong and continued to support new and existing home sales. The Federal Open Market Committee, or FOMC, raised the federal funds rate twice during the three months ended March 31, 2005 and five times in the latter half of 2004. As a result, U.S. Treasury yields at March 31, 2005 have increased from both March 31, 2004 and December 31, 2004, with the exception of the thirty year U.S. Treasury yield which is down slightly. The overall increase in U.S. Treasury yields has further slowed mortgage refinance activity and related cash flows from that of the prior year. Although U.S. Treasury yields have risen, yields on the longer end of the U.S. Treasury yield curve have not risen to the same degree as shorter term yields which has resulted in a significant flattening of the U.S. Treasury yield curve which began in the latter half of 2004 and continued during the first quarter of 2005.

Our total loan portfolio increased during the three months ended March 31, 2005. This increase was primarily in our one-to-four family and multi-family and commercial real estate loan portfolios. Our one-to-four family mortgage loan portfolio increased as a result of the continued reduction in repayment activity, which began in the 2004 fourth quarter, coupled with continued strong loan origination volume resulting from the strength of the purchase mortgage market. The increase in our multi-family and commercial real estate loan portfolio is attributable to our continued emphasis on the origination of these loans over the past several years. Our total non-performing assets declined from December 31, 2004 to March 31, 2005.

Total deposits increased during the three months ended March 31, 2005. This increase was primarily attributable to our new Liquid certificate of deposit which was introduced in January of this year. Liquid certificates of deposit have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid certificates of deposit as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. In addition, certificates of deposit, excluding Liquid certificates of deposit, increased as a result of the continued success of our marketing campaigns which have focused on attracting medium-term certificates of deposit. Growth in our certificates of deposit continues to produce new customers from our communities, creating relationship development opportunities, as well as contributing to the management of interest rate risk.

Our securities and borrowings portfolios decreased from December 31, 2004, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve.

Net income for the three months ended March 31, 2005 increased compared to the three months ended March 31, 2004. The increase in net income was primarily due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The increase in net interest income was primarily the result of an increase in interest income. The increase in interest income was primarily due to the increase in the average balance of interest-earning assets, in substantially all asset categories, coupled with a decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios. The decrease in net premium amortization was primarily due to the reduction in repayment levels during 2005, as well as the reduced amount of unamortized premium remaining in our mortgage-backed securities portfolio. The increase in non-interest income relates primarily to increases in mortgage banking income, net and customer service fees, partially offset by a decrease in net gain on sales of securities. The increase in non-interest expense relates primarily to increases in advertising and other expense, partially offset by a decrease in compensation and benefits expense.

Our net interest rate spread and our net interest margin for the three months ended March 31, 2005 increased compared to the three months ended March 31, 2004, primarily due to a decrease in the average cost of interest-bearing liabilities, as higher cost borrowings were repriced at lower rates.

We continue to face a challenging operating environment as a result of rising short-term interest rates and a continuing flattening of the U.S. Treasury yield curve. Accordingly, we anticipate a continued shrinkage of the balance sheet with the reduction in borrowings and securities through normal cash flow, while we continue to grow deposits and loans, all of which will continue to improve the quality of the balance sheet and earnings. This strategy should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

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

Critical Accounting Policies

Note 1 to our audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2004 Annual Report on Form 10-K.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process, including the procedures for impairment recognition under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114." Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

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

Our loss experience in 2005 has been consistent with our experience over the past several years. Our 2005 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that changes in our allowance coverage percentages were required. Our allowance for loan losses to total loans was 0.61% at March 31, 2005 and 0.62% at December 31, 2004. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

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

For additional information regarding our allowance for loan losses, see "Provision for Loan Losses" and "Asset Quality" in this document and Part II,
Item 7, "MD&A," in our 2004 Annual Report on Form 10-K.

Valuation of MSR

MSR are carried at cost and amortized over the estimated remaining lives of the loans serviced. Impairment, if any, is recognized through a valuation allowance. Impairment exists if the carrying value of MSR exceeds the estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations.

At March 31, 2005, our MSR, net, had an estimated fair value of $18.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.09%, a weighted average constant prepayment rate on mortgages of 13.56% and a weighted average life of 5.3 years. At December 31, 2004, our MSR, net, had an estimated fair value of $16.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.10%, a weighted average constant prepayment rate on mortgages of 15.33% and a weighted average life of 4.8 years. The decrease in the weighted average constant prepayment rate from December 31, 2004 to March 31, 2005 reflects the increase in interest rates from December 31, 2004 to March 31, 2005 and the projected decrease in future prepayments as of March 31, 2005.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at March 31, 2005, the estimated fair value of our MSR would have been $4.2 million greater. Assuming a decrease in interest rates of 100 basis points at March 31, 2005, the estimated fair value of our MSR would have been $7.2 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. As of March 31, 2005, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

On September 30, 2004 we performed our annual goodwill impairment test. We determined the fair value of our reporting unit to be in excess of its carrying amount by $1.27 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive loss/income in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at March 31, 2005, are based on published or securities dealers' market values and are affected by changes in interest rates. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. There were no securities write-downs during the three months ended March 31, 2005. At March 31, 2005, we had 200 securities with an estimated fair value totaling $7.11 billion which had an unrealized loss totaling $171.7 million. Of the securities in an unrealized loss position at March 31, 2005, $1.07 billion, with an unrealized loss of $63.8 million, have been in a continuous unrealized loss position for more than twelve months. At March 31, 2005, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and the high credit quality. As previously discussed, during the 2004 fourth quarter, the FASB announced plans for a full reconsideration of existing authoritative literature concerning other-than-temporary impairment of securities. See Note 5, "Impact of Accounting Standards and Interpretations," in Part I, Item 1, "Financial Statements (Unaudited)."

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. Principal payments on loans and securities totaled $1.23 billion for the three months ended March 31, 2005 and $1.37 billion for the three months ended March 31, 2004. The decrease in loan and securities repayments was primarily the result of the continued decrease in mortgage loan refinance activity we experienced during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decreased level of mortgage loan refinance activity is primarily the result of rising interest rates. Medium- and long-term U.S. Treasury yields (maturities of two to ten years) increased 156 basis points on average from March 31, 2004 to March 31, 2005 and 56 basis points on average from December 31, 2004 to March 31, 2005.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $89.1 million during the three months ended March 31, 2005 and $84.9 million during the three months ended March 31, 2004. Deposits increased $246.1 million during the three months ended March 31, 2005 and $322.1 million during the three months ended March 31, 2004. The net increases in deposits for the three months ended March 31, 2005 and 2004 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. As previously discussed, the net increase in deposits for the three months ended March 31, 2005 is primarily attributable to an increase in certificates of deposit as a result of the success of our new short-term Liquid certificates of deposit and our marketing campaigns which have focused on attracting medium-term certificates of deposit. During the three months ended March 31, 2005, $1.02 billion of certificates of deposit, with a weighted average rate of 3.10% and a weighted average maturity at inception of twenty-five months, matured and $1.37 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.90% and a weighted average maturity at inception of sixteen months.

Net borrowings decreased $488.4 million during the three months ended March 31, 2005 and $237.2 million during the three months ended March 31, 2004. The decrease in net borrowings during the three months ended March 31, 2005 reflects our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve. The decrease in net borrowings during the three months ended March 31, 2004 was the result of the repayment of certain high cost borrowings as they matured.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the three months ended March 31, 2005 totaled $1.01 billion, of which $726.7 million were originations and $282.9 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2004 totaling $867.3 million, of which $638.7 million were originations and $228.6 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $75.3 million during the three months ended March 31, 2005 and $63.3 million during the three months ended March 31, 2004. The increase in loan originations and purchases for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 reflects the continued strong purchase mortgage activity during 2005. Purchases of securities totaled $177.6 million during the three months ended March 31, 2005 and $406.9 million during the three months ended March 31, 2004. The decrease in securities purchases during the three months ended March 31, 2005 reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $339.6 million at March 31, 2005 and $406.4 million at December 31, 2004. Borrowings maturing over the next twelve months total $2.66 billion with a weighted average rate of 3.12%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $2.94 billion in certificates of deposit with a weighted average rate of 2.77% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates as of March 31, 2005:


                                                       Borrowings              Certificates of Deposit
                                                 ------------------------   ------------------------------
                                                                Weighted                      Weighted
                                                                 Average                       Average
(Dollars in Millions)                            Amount           Rate        Amount             Rate
-------------------------------------------------------------------------   ------------------------------
Contractual Maturity:
    Within twelve months                        $ 2,664 (1)       3.12%        $2,936             2.77%
    Thirteen to twenty-four months                1,620           2.77          2,179             3.61
    Twenty-five to thirty-six months              1,720 (2)       3.31          1,245             3.99
    Thirty-seven to forty-eight months            2,300 (3)       4.93            496             3.99
    Forty-nine to sixty months                        -              -            333             4.21
    Over five years                                 679 (4)       4.80             72             4.73
----------------------------------------------------------------------------------------------------------
    Total                                       $ 8,983           3.68%        $7,261             3.40%
==========================================================================================================

(1) Includes $1.69 billion of overnight and other short-term borrowings with a weighted average rate of 2.83%.
(2) Includes $300.0 million of borrowings which are callable by the counterparty within the next twelve months and at various times thereafter.
(3) Includes $1.88 billion of borrowings which are callable by the counterparty within the next twelve months and at various times thereafter.
(4) Includes $300.0 million of borrowings which are callable by the counterparty in 2007 and at various times thereafter.

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

Astoria Financial Corporation's primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $3.1 million during the three months ended March 31, 2005. Our payment of dividends and repurchases of our common stock totaled $48.9 million during the three months ended March 31, 2005. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.

On March 1, 2005, we paid a quarterly cash dividend of $0.20 per share on shares of our common stock outstanding as of the close of business on February 15, 2005 totaling $20.6 million. In addition, on March 1, 2005, stockholders received one additional share of our common stock for every two shares owned as a result of the three-for-two common stock split in the form of a 50% stock dividend declared on January 19, 2005. On April 20, 2005, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock payable on June 1, 2005 to stockholders of record as of the close of business on May 16, 2005.

On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the three months ended March 31, 2005, we repurchased 1,110,000 shares of our common stock at an aggregate cost of $28.3 million. In total, as of March 31, 2005, we repurchased 6,265,200 shares of our common stock, at an aggregate cost of $156.0 million, under the tenth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

See "Financial Condition" for a further discussion of the changes in stockholders' equity.

At March 31, 2005, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.31%, leverage capital ratio of 6.31% and total risk-based capital ratio of 12.82%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of March 31, 2005, Astoria Federal continues to be a well capitalized institution.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments, lease commitments and derivative instruments.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $97.5 million at March 31, 2005. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2004.

The following table details our contractual obligations as of March 31, 2005.

                                                                                   Payments due by period
                                                           -----------------------------------------------------------------
                                                                           Less than      One to      Three to    More than
(In Thousands)                                                  Total      One Year    Three Years   Five Years   Five Years
----------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater than three months   $7,292,866   $  974,000   $3,340,000   $2,300,000    $678,866
   Commitments to originate and purchase loans (1)               626,078      626,078            -            -           -
   Commitments to fund unused lines of credit (2)                411,806      411,806            -            -           -
----------------------------------------------------------------------------------------------------------------------------
   Total                                                      $8,330,750   $2,011,884   $3,340,000   $2,300,000    $678,866
============================================================================================================================

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale.
(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of March 31, 2005 have not changed significantly from December 31, 2004.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, "MD&A," in our 2004 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                     At March 31, 2005              At December 31, 2004
                                               ---------------------------------------------------------------
                                                                 Percent                          Percent
(Dollars in Thousands)                             Amount        of Total           Amount        of Total
--------------------------------------------------------------------------------------------------------------
Mortgage loans (gross):
     One-to-four family                          $  9,232,357       68.51%         $  9,054,747      68.68%
     Multi-family                                   2,653,094       19.68             2,558,935      19.41
     Commercial real estate                           961,029        7.13               944,859       7.17
     Construction                                     120,232        0.89               117,766       0.89
--------------------------------------------------------------------------------------------------------------
Total mortgage loans                               12,966,712       96.21            12,676,307      96.15
--------------------------------------------------------------------------------------------------------------

Consumer and other loans (gross):
     Home equity                                      470,872        3.49               466,087       3.53
     Commercial                                        22,384        0.17                21,819       0.17
     Other                                             18,103        0.13                19,382       0.15
--------------------------------------------------------------------------------------------------------------
Total consumer and other loans                        511,359        3.79               507,288       3.85
--------------------------------------------------------------------------------------------------------------

Total loans (gross)                                13,478,071      100.00%           13,183,595     100.00%

Net unamortized premiums and
     deferred loan costs                               82,405                            79,684
--------------------------------------------------------------------------------------------------------------

Total loans                                        13,560,476                        13,263,279

Allowance for loan losses                             (82,730)                          (82,758)
---------------------------------------------------------------------------------------------------------------
Total loans, net                                 $ 13,477,746                       $13,180,521
===============================================================================================================

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at the dates indicated.


                                                        At March 31, 2005             At December 31, 2004
                                                 ------------------------------------------------------------------
                                                                   Estimated                           Estimated
                                                   Amortized           Fair           Amortized           Fair
(In Thousands)                                         Cost           Value              Cost            Value
-------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
       REMICs and CMOs:
          GSE (1) issuance                         $  2,011,754      $ 1,929,281        $2,125,549       $2,077,902
          Non-GSE issuance                               74,595           70,782            78,974           75,715
       GSE pass-through certificates                    113,094          116,048           123,029          126,570
-------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                   2,199,443        2,116,111         2,327,552        2,280,187
-------------------------------------------------------------------------------------------------------------------
   Other securities:
       FNMA and FHLMC preferred stock                   123,495          122,403           123,495          123,548
       Other securities                                   3,155            3,134             3,152            3,148
-------------------------------------------------------------------------------------------------------------------
   Total other securities                               126,650          125,537           126,647          126,696
-------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                  $2,326,093       $2,241,648        $2,454,199       $2,406,883
===================================================================================================================

Securities held-to-maturity:
   Mortgage-backed securities:
       REMICs and CMOs:
          GSE issuance                               $5,587,673       $5,512,990        $5,772,676       $5,778,885
          Non-GSE issuance                              450,056          443,600           480,053          476,707
       GSE pass-through certificates                      8,135            8,497             9,154            9,691
-------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                   6,045,864        5,965,087         6,261,883        6,265,283
   Obligations of states and
       political subdivisions and
       corporate debt securities                         34,701            34,928           41,053           41,477
-------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                    $6,080,565        $6,000,015       $6,302,936       $6,306,760
===================================================================================================================

(1)  Government-sponsored enterprise

Comparison of Financial Condition as of March 31, 2005 and December 31, 2004 and Operating Results for the Three Months Ended March 31, 2005 and 2004

Financial Condition

Total assets decreased $165.4 million to $23.25 billion at March 31, 2005, from $23.42 billion at December 31, 2004. The primary reason for the decrease in total assets was a decrease in mortgage-backed and other securities, coupled with decreases in repurchase agreements and Federal Home Loan Bank of New York, or FHLB-NY, stock, partially offset by an increase in loans receivable.

Mortgage loans, net, increased $293.0 million to $13.04 billion at March 31, 2005, from $12.75 billion at December 31, 2004. This increase was primarily due to increases in our one-to-four family and multi-family mortgage loan portfolios. Gross mortgage loans originated and purchased during the three months ended March 31, 2005 totaled $1.01 billion, of which $726.7 million were originations and $282.9 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2004 totaling $867.3 million, of which $638.7 million were originations and $228.6 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $75.3 million during the three months ended March 31, 2005 and $63.3 million during the three months ended March 31, 2004. Mortgage loan repayments decreased to $638.4 million for the three months ended March 31, 2005, from $777.3 million for the three months ended March 31, 2004. The increase in the levels of mortgage loan originations and purchases reflect the continued strong purchase mortgage activity as a result of the strong housing market and continued relatively low interest rate environment. The decrease in the levels of repayments reflect the decline in refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $177.6 million to $9.23 billion at March 31, 2005, from $9.05 billion at December 31, 2004, and represented 68.5% of our total loan portfolio at March 31, 2005. The strength of the purchase mortgage market and reduced levels of loan prepayments resulted in continued strong one-to-four family mortgage loan portfolio growth which began in the 2004 fourth quarter.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate mortgage loan originations over the past several years. Our multi-family mortgage loan portfolio increased $94.2 million to $2.65 billion at March 31, 2005, from $2.56 billion at December 31, 2004. Our commercial real estate loan portfolio increased $16.1 million to $961.0 million at March 31, 2005, from $944.9 million at December 31, 2004. Multi-family and commercial real estate loan originations totaled $256.6 million for the three months ended March 31, 2005 and $240.0 million for the three months ended March 31, 2004. The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Mortgage-backed and other securities decreased $387.6 million to $8.32 billion at March 31, 2005, from $8.71 billion at December 31, 2004. This decrease was primarily the result of principal payments received of $528.2 million and an increase of $37.1 million in the net unrealized loss on our available-for-sale portfolio, partially offset by purchases of $177.6 million, and reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment. At March 31, 2005, our securities portfolio is comprised primarily of fixed rate real estate mortgage investment conduit, or REMIC, and collateralized mortgage obligation, or CMO, mortgage-backed securities with a weighted average life of 3.7 years. The amortized cost of our fixed rate REMICs and CMOs totaled $8.11 billion at March 31, 2005. Included in this total is $1.35 billion of securities which have a remaining gross premium of $10.2 million, a weighted average current coupon of 4.93%, a weighted average collateral coupon of 5.98% and a weighted average life of 2.9 years. The remaining $6.76 billion of these securities have a remaining gross discount of $24.0 million, a weighted average current coupon of 4.21%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.9 years. Included in the totals for discount securities are $759.8 million of securities at par.

Deposits increased $246.1 million to $12.57 billion at March 31, 2005, from $12.32 billion at December 31, 2004, primarily due to an increase in certificates of deposit, partially offset by decreases in savings, money market and NOW and demand deposit accounts. Certificates of deposit increased $412.6 million to $7.26 billion at March 31, 2005, from $6.85 billion at December 31, 2004. This increase was primarily due to our new short-term Liquid certificates of deposit which totaled $265.7 million at March 31, 2005, coupled with the continued success of our certificate of deposit marketing campaigns previously discussed. We continue to experience intense competition for deposits, particularly money market and checking accounts. Savings accounts decreased $81.0 million to $2.85 billion at March 31, 2005. Money market accounts decreased $80.0 million to $885.3 million at March 31, 2005. NOW and demand deposit accounts also decreased slightly at March 31, 2005 compared to December 31, 2004.

Total borrowings, net, decreased $488.4 million to $8.98 billion at March 31, 2005, from $9.47 billion at December 31, 2004. This decrease is primarily the result of a decrease of $990.0 million in FHLB-NY advances, partially offset by an increase of $500.0 million in reverse repurchase agreements. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios. For additional information, see "Liquidity and Capital Resources."

Stockholders' equity totaled $1.37 billion at March 31, 2005 and December 31, 2004. Stockholders' equity decreased as a result of common stock repurchased of $28.3 million, dividends declared of $20.6 million and an increase in accumulated other comprehensive loss, net of tax, of $21.3 million, which was primarily due to a net decrease in the fair value of our securities available-for-sale. These decreases were substantially offset by net income of $59.5 million, the effect of stock options exercised and related tax benefit of $4.8 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $2.8 million.

Results of Operations

General

Net income for the three months ended March 31, 2005 increased $6.1 million to $59.5 million, from $53.4 million for the three months ended March 31, 2004. Diluted earnings per common share totaled $0.57 per share for the three months ended March 31, 2005 and $0.47 per share for the three months ended March 31, 2004. Return on average assets increased to 1.02% for the three months ended March 31, 2005, from 0.95% for the three months ended March 31, 2004. Return on average stockholders' equity increased to 17.42% for the three months ended March 31, 2005, from 15.05% for the three months ended March 31, 2004. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 20.15% for the three months ended March 31, 2005, from 17.31% for the three months ended March 31, 2004. The increases in these returns were primarily due to the increase in net income.

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

For the three months ended March 31, 2005, net interest income increased $10.7 million to $125.2 million, from $114.5 million for the three months ended March 31, 2004. The increase in net interest income for the three months ended March 31, 2005 was primarily the result of an increase in interest income. The increase in interest income was primarily due to the increase in the average balance of interest-earning assets, coupled with a $4.0 million decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios to $4.3 million for the three months ended March 31, 2005. The decrease in net premium amortization was primarily due to the reduction in repayment levels during 2005, as well as the reduced amount of unamortized premium remaining in our mortgage-backed securities portfolio. The average balance of net interest-earning assets decreased $21.2 million to $649.6 million for the three months ended March 31, 2005, from $670.8 million for the three months ended March 31, 2004. The decrease in the average balance of net interest-earning assets was primarily the result of an increase of $1.00 billion in the average balance of total interest-bearing liabilities to $21.73 billion for the three months ended March 31, 2005, from $20.73 billion for the three months ended March 31, 2004, partially offset by an increase of $982.0 million in the average balance of total interest-earning assets to $22.38 billion for the three months ended March 31, 2005, from $21.40 billion for the three months ended March 31, 2004.

The net interest margin increased to 2.24% for the three months ended March 31, 2005, from 2.14% for the three months ended March 31, 2004. The net interest rate spread increased to 2.16% for the three months ended March 31, 2005, from 2.05% for the three months ended March 31, 2004. The increases in the net interest margin and the net interest rate spread are primarily due to a decrease in the average cost of interest-bearing liabilities to 2.72% for the three months ended March 31, 2005, from 2.83% for the three months ended March 31, 2004, as higher cost borrowings were repriced at lower rates. The yield on interest-earning assets remained at 4.88% for both the three months ended March 31, 2005 and 2004.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2005 and 2004. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                  For the Three Months Ended March 31,
                                        -------------------------------------------------------------------------------------------
                                                             2005                                           2004
                                        -------------------------------------------------------------------------------------------
                                                                         Average                                       Average
                                            Average                       Yield/           Average                      Yield/
(Dollars in Thousands)                      Balance        Interest       Cost             Balance        Interest      Cost
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                                  (Annualized)
Assets:
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family             $   9,270,153     $ 111,582         4.81%       $   9,041,043    $  111,350       4.93%
         Multi-family, commercial
           real estate and construction     3,680,918        58,196         6.32            3,253,227        53,631       6.59
       Consumer and other loans (1)           522,515         6,781         5.19              450,098         4,890       4.35
                                          -----------     ---------                      ------------     ---------
       Total loans                         13,473,586       176,559         5.24           12,744,368       169,871       5.33
       Mortgage-backed and
         other securities (2)               8,524,571        93,922         4.41            8,365,022        90,131       4.31
       Federal funds sold and
         repurchase agreements                243,598         1,449         2.38               64,895           154       0.95
       FHLB-NY stock                          142,347         1,173         3.30              227,810           938       1.65
                                         ------------      --------                      ------------     ---------
   Total interest-earning assets           22,384,102       273,103         4.88           21,402,095       261,094       4.88
                                                          ---------                                       ---------
   Goodwill                                   185,151                                         185,151
   Other non-interest-earning assets          863,209                                         854,561
                                         ------------                                    ------------
Total assets                            $  23,432,462                                   $  22,441,807
                                         ============                                    ============

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Savings                            $   2,870,120         2,842         0.40        $   2,960,199         2,945       0.40
     Money market                             915,147         1,922         0.84            1,188,176         1,608       0.54
     NOW and demand deposit                 1,560,087           230         0.06            1,466,733           221       0.06
     Liquid certificates of deposit           176,275         1,073         2.43                    -             -          -
                                         ------------      --------                      ------------     ---------
     Total core deposits                    5,521,629         6,067         0.44            5,615,108         4,774       0.34
     Certificates of deposit                6,933,248        58,893         3.40            5,644,019        49,456       3.51
                                         ------------      --------                      ------------     ---------
     Total deposits                        12,454,877        64,960         2.09           11,259,127        54,230       1.93
     Borrowed funds                         9,279,580        82,930         3.57            9,472,213        92,351       3.90
                                         ------------     ---------                      ------------     ---------
   Total interest-bearing liabilities      21,734,457       147,890         2.72           20,731,340       146,581       2.83
                                                          ---------                                       ---------
   Non-interest-bearing liabilities           331,872                                         290,865
                                         ------------                                    ------------
Total liabilities                          22,066,329                                      21,022,205
Stockholders' equity                        1,366,133                                       1,419,602
                                         ------------                                    ------------
Total liabilities and stockholders'
   equity                               $  23,432,462                                   $  22,441,807
                                         ============                                    ============

Net interest income/net interest
     rate spread (3)                                      $ 125,213         2.16%                        $  114,513       2.05%
                                                           ========         ====                          =========       ====

Net interest-earning assets/net
     interest margin (4)                $     649,645                       2.24%       $     670,755                     2.14%
                                         ============                       ====         ============                     ====

Ratio of interest-earning assets
   to interest-bearing liabilities               1.03x                                           1.03x
                                                 =====                                           =====

-------------------------------
(1) Mortgage and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)  Securities available-for-sale are reported at average amortized cost.
(3) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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


                                                                         Three Months Ended March 31, 2005
                                                                                     Compared to
                                                                         Three Months Ended March 31, 2004
                                                                     -------------------------------------------
                                                                              Increase (Decrease)
                                                                     -------------------------------------------
(In Thousands)                                                        Volume            Rate             Net
-----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
     One-to-four family                                               $ 2,885           $(2,653)       $    232
     Multi-family, commercial
       real estate and construction                                     6,829            (2,264)          4,565
   Consumer and other loans                                               860             1,031           1,891
   Mortgage-backed and other securities                                 1,710             2,081           3,791
   Federal funds sold and
     repurchase agreements                                                837               458           1,295
   FHLB-NY stock                                                         (449)              684             235
-----------------------------------------------------------------------------------------------------------------
Total                                                                  12,672              (663)         12,009
----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                                               (103)                -            (103)
   Money market                                                          (430)              744             314
   NOW and demand deposit                                                   9                 -               9
   Liquid certificates of deposit                                       1,073                 -           1,073
   Certificates of deposit                                             11,028            (1,591)          9,437
   Borrowed funds                                                      (1,825)           (7,596)         (9,421)
-----------------------------------------------------------------------------------------------------------------
Total                                                                   9,752            (8,443)          1,309
----------------------------------------------------------------------------------------------------------------
Net change in net interest  income                                    $ 2,920            $7,780         $10,700
================================================================================================================


Interest Income

Interest income for the three months ended March 31, 2005 increased $12.0 million to $273.1 million, from $261.1 million for the three months ended March 31, 2004. This increase was primarily the result of an increase of $982.0 million in the average balance of interest-earning assets to $22.38 billion for the three months ended March 31, 2005, from $21.40 billion for the three months ended March 31, 2004. The increase in the average balance of interest-earning assets was primarily due to the increases in the average balances of multi-family, commercial real estate and construction loans, one-to-four family mortgage loans, federal funds sold and repurchase agreements and mortgage-backed and other securities. The average yield on interest-earning assets remained at 4.88%.

Interest income on one-to-four family mortgage loans increased $232,000 to $111.6 million for the three months ended March 31, 2005, from $111.4 million for the three months ended March 31, 2004, which was primarily the result of an increase of $229.1 million in the average balance of such loans, substantially offset by a decrease in the average yield to 4.81% for the three months ended March 31, 2005, from 4.93% for the three months ended March 31, 2004. The increase in the average balance of one-to-four family mortgage loans is the result of the strong levels of originations and purchases which have outpaced the levels of repayments over the past six months. The decrease in the average yield on one-to-four family mortgage loans reflects the impact of the low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases throughout most of 2004. However, the yield was positively impacted by a reduction in loan premium amortization as a result of the decreased refinance activity during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Interest income on multi-family, commercial real estate and construction loans increased $4.6 million to $58.2 million for the three months ended March 31, 2005, from $53.6 million for the three months ended March 31, 2004, which was primarily the result of an increase of $427.7 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.32% for the three months ended March 31, 2005, from 6.59% for the three months ended March 31, 2004. The increase in the average balance of multi-family, commercial real estate and construction loans reflects our increased emphasis on originations of such loans over the past several years, coupled with the fact that repayment activity within this portfolio is generally not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the significant growth in the portfolio in the relatively low interest rate environment, partially offset by an increase of $1.2 million in prepayment penalties for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Interest income on consumer and other loans increased $1.9 million to $6.8 million for the three months ended March 31, 2005, from $4.9 million for the three months ended March 31, 2004, primarily due to an increase in the average yield to 5.19% for the three months ended March 31, 2005, from 4.35% for the three months ended March 31, 2004, coupled with an increase of $72.4 million in the average balance of the portfolio. The changes in interest income on consumer and other loans were primarily attributable to home equity lines of credit which represented 92.1% of this portfolio at March 31, 2005. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 125 basis points during the latter half of 2004 and 50 basis points during the three months ended March 31, 2005. The increase in the average balance of consumer and other loans was due to the increase in home equity lines of credit as a result of the continued strong housing market and the relatively low interest rate environment.

Interest income on mortgage-backed and other securities increased $3.8 million to $93.9 million for the three months ended March 31, 2005, from $90.1 million for the three months ended March 31, 2004. This increase was primarily the result of an increase in the average yield to 4.41% for the three months ended March 31, 2005, from 4.31% for the three months ended March 31, 2004, coupled with an increase of $159.5 million in the average balance of the portfolio. The increase in the average yield on mortgage-backed and other securities reflects the continued reduction in net premium amortization during the 2005 first quarter. Net premium amortization on mortgage-backed and other securities decreased $2.9 million to net discount accretion of $65,000 for the three months ended March 31, 2005, from net premium amortization of $2.9 million for the three months ended March 31, 2004. The increase in the average balance of mortgage-backed and other securities reflects the purchases of securities to effectively redeploy our securities and excess mortgage cash flows during 2004.

Interest income on federal funds sold and repurchase agreements increased $1.3 million to $1.4 million for the three months ended March 31, 2005 as a result of an increase of $178.7 million in the average balance of the portfolio, coupled with an increase in the average yield to 2.38% for the three months ended March 31, 2005, from 0.95% for the three months ended March 31, 2004. The increase in the average yield reflects the FOMC federal funds rate increases previously discussed totaling 125 basis points in the latter half of 2004 and 50 basis points in the first quarter of 2005.

Interest Expense

Interest expense for the three months ended March 31, 2005 increased $1.3 million to $147.9 million, from $146.6 million for the three months ended March 31, 2004. This increase was primarily the result of an increase of $1.00 billion in the average balance of interest-bearing liabilities to $21.73 billion for the three months ended March 31, 2005, from $20.73 billion for the three months ended March 31, 2004, substantially offset by a decrease in the average cost of interest-bearing liabilities to 2.72% for the three months ended March 31, 2005, from 2.83% for the three months ended March 31, 2004. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of deposits, slightly offset by a decrease in the average balance of borrowed funds. The decrease in the average cost of our interest-bearing liabilities reflects the impact of the repayment and refinancing of higher cost borrowings as they matured at substantially lower rates during 2004.

Interest expense on deposits increased $10.8 million, to $65.0 million for the three months ended March 31, 2005, from $54.2 million for the three months ended March 31, 2004, primarily due to an increase of $1.20 billion in the average balance of total deposits. The increase in the average balance of total deposits was primarily the result of an increase in the average balance of certificates of deposit, including Liquid certificates of deposit, partially offset by a decrease in the average balance of money market accounts. The average cost of total deposits increased to 2.09% for the three months ended March 31, 2005, from 1.93% for the three months ended March 31, 2004, primarily due to the significant increase in the average balance of certificates of deposit which have a higher average cost than our other deposit products.

Interest expense on certificates of deposit, including Liquid certificates of deposit, increased $10.5 million to $60.0 million for the three months ended March 31, 2005, from $49.5 million for the three months ended March 31, 2004, primarily due to an increase of $1.47 billion in the average balance, partially offset by a decrease in the average cost to 3.37% for the three months ended March 31, 2005, from 3.51% for the three months ended March 31, 2004. The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing campaigns in 2004 which focused on attracting medium-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings, coupled with the impact of our new short-term Liquid certificates of deposit which had an average balance of $176.3 million and an average cost of 2.43% for the three months ended March 31, 2005. During the three months ended March 31, 2005, $1.02 billion of certificates of deposit, with a weighted average rate of 3.10% and a weighted average maturity at inception of twenty-five months, matured and $1.37 billion of certificates of deposit were issued or repriced, with a weighted average rate of 2.90% and a weighted average maturity at inception of sixteen months. The reduction in the weighted average maturity at inception of certificates of deposit which were issued or repriced during the three months ended March 31, 2005, compared to those that matured, reflects the impact of our new short-term Liquid certificates of deposit and our marketing campaigns in the 2005 first quarter that focused on medium-term certificates of deposit. Excluding Liquid certificates of deposit, $1.11 billion of certificates of deposit were issued or repriced during the three months ended March 31, 2005, with a weighted average rate of 3.00% and a weighted average maturity at inception of twenty months.

Interest expense on borrowed funds for the three months ended March 31, 2005 decreased $9.5 million to $82.9 million, from $92.4 million for the three months ended March 31, 2004, resulting from a decrease in the average cost to 3.57% for the three months ended March 31, 2005, from 3.90% for the three months ended March 31, 2004, coupled with a decrease of $192.6 million in the average balance. The decrease in the average cost of borrowed funds is the result of the repayment and refinancing of higher cost borrowings as they matured at substantially lower rates during 2004. The decrease in the average balance of borrowed funds was primarily the result of the repayment of certain borrowings as they matured, primarily through the increase in certificates of deposit as a result of the success of our 2004 marketing campaigns, previously discussed.

Provision for Loan Losses

During the three months ended March 31, 2005 and 2004, no provision for loan losses was recorded. We review our allowance for loan losses on a quarterly basis. Our 2005 analyses did not indicate that a change in our allowance for loan losses was warranted. Our net charge-off experience during the three months ended March 31, 2005 remained at an annualized rate of less than one basis point of average loans outstanding for the period. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $82.7 million at March 31, 2005 and $82.8 million at December 31, 2004. Net loan charge-offs totaled $28,000 for the three months ended March 31, 2005 compared to $155,000 for the three months ended March 31, 2004. Non-performing loans decreased $2.9 million to $29.7 million at March 31, 2005, from $32.6 million at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans increased to 278.74% at March 31, 2005, from 254.02% at December 31, 2004, primarily due to the decrease in non-performing loans from December 31, 2004 to March 31, 2005. The allowance for loan losses as a percentage of total loans was 0.61% at March 31, 2005 and 0.62% at December 31, 2004. For further discussion of non-performing loans and allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended March 31, 2005 increased $2.6 million to $24.7 million, from $22.1 million for the three months ended March 31, 2004. The increase in non-interest income was primarily due to increases in mortgage banking income, net, and customer service fees, partially offset by a decrease in net gain on sales of securities.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $4.0 million to net mortgage banking income of $2.9 million for the three months ended March 31, 2005, compared to net mortgage banking loss of $1.1 million for the three months ended March 31, 2004. This increase was primarily due to a recovery of $2.4 million recorded in the valuation allowance for the impairment of MSR for the three months ended March 31, 2005, compared to a provision of $1.3 million recorded for the three months ended March 31, 2004. The recovery recorded for the three months ended March 31, 2005 reflects the decrease in projected loan prepayment speeds as of March 31, 2005 compared to December 31, 2004 resulting from the increase in interest rates in the 2005 first quarter. The provision recorded for the three months ended March 31, 2004 reflects the increase in projected loan prepayment speeds as of March 31, 2004 compared to December 31, 2003 resulting from the decrease in interest rates in the 2004 first quarter.

Customer service fees increased $1.2 million to $14.9 million for the three months ended March 31, 2005, from $13.7 million for the three months ended March 31, 2004, primarily due to increases in commissions on sales of annuities and insufficient fund fees related to transaction accounts.

There were no sales of securities during the three months ended March 31, 2005. During the three months ended March 31, 2004, we sold other securities with an amortized cost of $20.3 million for a net gain of $2.4 million. Gains on sales of securities are used as a natural hedge to offset MSR valuation allowance adjustments caused by the impairment of MSR.

Non-Interest Expense

Non-interest expense increased $3.5 million to $60.5 million for the three months ended March 31, 2005, from $57.0 million for the three months ended March 31, 2004. The increase in non-interest expense was primarily due to increases in advertising expense and other expense, partially offset by a decrease in compensation and benefits expense.

Advertising expense increased $2.2 million to $3.9 million for the three months ended March 31, 2005, from $1.7 million for the three months ended March 31, 2004, primarily due to increased advertising related to, among other things, the introduction of a business banking marketing campaign. Other expense increased $2.6 million to $9.3 million for the three months ended March 31, 2005, from $6.7 million for the three months ended March 31, 2004, primarily due to increased legal fees and other costs as a result of the commencement on January 18, 2005 of the trial in the action entitled The Long Island Savings Bank, FSB et al. vs. The United States pending in the United States Court of Federal Claims. The evidentiary phase of the trial has been completed. Compensation and benefits expense decreased $674,000 to $30.8 million for the three months ended March 31, 2005, from $31.5 million for the three months ended March 31, 2004, primarily due to a decrease in estimated corporate bonuses.

Our percentage of general and administrative expense to average assets was 1.03% for the three months ended March 31, 2005, compared to 1.02% for the three months ended March 31, 2004. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, decreased to 40.35% for the three months ended March 31, 2005, from 41.74% for the three months ended March 31, 2004, due to the increases in net interest income and non-interest income, partially offset by the increase in general and administrative expense. These increases were previously discussed.

Income Tax Expense

Income tax expense totaled $30.0 million for the three months ended March 31, 2005, representing an effective tax rate of 33.5%, compared to $26.2 million, representing an effective tax rate of 32.9%, for the three months ended March 31, 2004.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

                                                                   At March 31,           At December 31,
(Dollars in Thousands)                                                  2005                     2004
--------------------------------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)                              $26,831                  $31,462
Non-accrual delinquent consumer and other loans                            635                      544
Mortgage loans delinquent 90 days or more and
     still accruing interest (2)                                         2,214                      573
-------------------------------------------------------------------------------------------------------------
Total non-performing loans                                              29,680                   32,579
Real estate owned, net (3)                                                 452                      920
-------------------------------------------------------------------------------------------------------------
Total non-performing assets                                            $30,132                  $33,499
=============================================================================================================

Non-performing loans to total loans                                      0.22%                    0.25%
Non-performing loans to total assets                                     0.13                     0.14
Non-performing assets to total assets                                    0.13                     0.14
Allowance for loan losses to non-performing loans                      278.74                   254.02
Allowance for loan losses to total loans                                 0.61                     0.62

(1) Includes multi-family and commercial real estate loans totaling $5.4 million at March 31, 2005 and $11.5 million at December 31, 2004.
(2) Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.
(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of March 31, 2005, $6.9 million of mortgage loans classified as non-performing had missed only two payments. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $451,000 for the three months ended March 31, 2005 and $433,000 for the three months ended March 31, 2004. This compares to actual payments recorded as interest income, with respect to such loans, of $111,000 for the three months ended March 31, 2005 and $141,000 for the three months ended March 31, 2004.

In addition to the non-performing loans, we had $1.4 million of potential problem loans at March 31, 2005, compared to $4.1 million at December 31, 2004. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

                                         At March 31, 2005                                At December 31, 2004
                            ------------------------------------------------------------------------------------------------
                                   60-89 Days           90 Days or More             60-89 Days           90 Days or More
                            ------------------------------------------------------------------------------------------------
                             Number                   Number                    Number                 Number
                               of                       of                        of                     of
(Dollars in Thousands)        Loans      Amount        Loans     Amount          Loans      Amount      Loans        Amount
----------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
   One-to-four family            1       $   21         110     $21,552              6        $805         98      $20,497
   Multi-family                  -            -          10       4,029              4         460         12        8,843
   Commercial real estate        -            -           3       2,230             --          --          4        2,695
   Construction                  -            -           2       1,234              2       1,994          -            -
Consumer and other loans        71        1,385          64         635             56         880         57          544
 ---------------------------------------------------------------------------------------------------------------------------

Total delinquent loans          72       $1,406         189     $29,680             68      $4,139        171      $32,579
============================================================================================================================

Delinquent loans to total loans            0.01%                   0.22%                      0.03%                   0.25%


Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the three months ended March 31, 2005.

                                                                                (In Thousands)
         Balance at December 31, 2004                                                 $82,758
         Provision charged to operations                                                    -
         Charge-offs:
            One-to-four family                                                             (7)
            Consumer and other loans                                                     (141)
         --------------------------------------------------------------------------------------
         Total charge-offs                                                               (148)
         --------------------------------------------------------------------------------------
         Recoveries:
            One-to-four family                                                              3
            Multi-family                                                                   34
            Consumer and other loans                                                       83
         --------------------------------------------------------------------------------------
         Total recoveries                                                                 120
         --------------------------------------------------------------------------------------
         Net charge-offs                                                                  (28)
         --------------------------------------------------------------------------------------
         Balance at March 31, 2005                                                    $82,730
         ======================================================================================


ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the primary component of our market risk is interest rate risk, or IRR. The objective of our IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our growth and/or earnings objectives, while maintaining specified minimum capital levels as required by the OTS in the case of Astoria Federal, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity, or NII sensitivity, analysis. Additional IRR modeling is done by Astoria Federal in conformity with OTS requirements.

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The table on page 32, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at March 31, 2005 was negative 4.10%. This compares to a one-year cumulative gap of negative 2.87% at December 31, 2004.

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


                                                                            At March 31, 2005
                                            -------------------------------------------------------------------------------------
                                                               More than          More than
                                                               One Year          Three Years
                                             One Year              to                 to           More than
(Dollars in Thousands)                         or Less        Three Years         Five Years      Five Years           Total
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                       $  3,256,156      $  4,379,067       $  4,928,365     $    404,765     $  12,968,353
   Consumer and other loans (1)                  480,763            21,701             10,123             -              512,587
   Repurchase agreements                         219,500              -                 -                 -              219,500
   Mortgage-backed and other
     securities available-for-sale               521,262           687,264            603,792          519,024         2,331,342
   Mortgage-backed and other securities
     held-to-maturity                          1,372,241         2,241,420          1,538,917          936,388         6,088,966
   FHLB-NY stock                                   -                 -                 -               124,300           124,300
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  5,849,922         7,329,452          7,081,197        1,984,477        22,245,048
Net unamortized purchase premiums
   and deferred costs (2)                         19,773            22,153             26,714              115            68,755
---------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)                5,869,695         7,351,605          7,107,911        1,984,592        22,313,803
---------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                       156,778           313,556            313,556        2,064,245         2,848,135
   Money market                                  722,374            17,148             17,148          128,608           885,278
   NOW and demand deposit                         44,319            88,636             88,636        1,353,613         1,575,204
   Certificates of deposit                     2,935,622         3,423,865            829,321           71,944         7,260,752
   Borrowed funds, net (4)                     2,963,218         3,338,652          2,298,886          377,936         8,978,692
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             6,822,311         7,181,857          3,547,547        3,996,346        21,548,061
---------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                        (952,616)          169,748          3,560,364       (2,011,754)    $     765,742
=================================================================================================================================
Cumulative interest sensitivity gap         $   (952,616)     $   (782,868)      $  2,777,496     $    765,742
=================================================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets             (4.10)%           (3.37)%           11.95%             3.29%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                    86.04%            94.41%           115.82%           103.55%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2005 would decrease by approximately 4.41% from the base projection. At December 31, 2004, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 4.50% from the base projection. Despite the increases in interest rates over the last nine months, the continued relatively low interest rate environment prevents us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, because the assumptions which would be used for a down 200 basis point interest rate scenario related to asset and liability pricing, market yields and customer behavior would not produce reasonable and meaningful results in the current interest rate environment. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2005 would decrease by approximately 0.61% from the base projection. At December 31, 2004, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 1.12% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from the NII sensitivity analysis. These include income from bank owned life insurance, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning April 1, 2005 would increase by approximately $4.5 million. Conversely, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning April 1, 2005 would decrease by approximately $5.7 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2004 Annual Report on Form 10-K.

ITEM 4.   Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended March 31, 2005.


                                                                         Total Number            Maximum
                                        Total                              of Shares          Number of Shares
                                     Number of        Average          Purchased as Part       that May Yet Be
                                       Shares        Price Paid            of Publicly       Purchased Under the
          Period                     Purchased       per Share         Announced Plans             Plans
-------------------------------------------------------------------------------------------------------------------
  January 1, 2005 through
     January 31, 2005                   390,000         $25.76               390,000              6,454,800
  February 1, 2005 through
     February 28, 2005                  390,000         $25.29               390,000              6,064,800
  March 1, 2005 through
     March 31, 2005                     330,000         $25.55               330,000              5,734,800
-------------------------------------------------------------------------------------------------------------------
Total                                 1,110,000         $25.53             1,110,000
===================================================================================================================

All of the shares repurchased during the three months ended March 31, 2005 were repurchased under our tenth stock repurchase plan, approved by our Board of Directors on May 19, 2004, which authorized the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions.

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



Dated:     May 6, 2005                  By:  /s/  Monte N. Redman
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