Form 10-Q
period 2005-06-30
ASTORIA FINANCIAL CORP
filed 2005-08-04
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock              Number of Shares Outstanding, July 31, 2005
-----------------------              -------------------------------------------
     .01 Par Value                                   107,912,127
     -------------                                   -----------

                                                                                 Page
                                                                                 ----
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited):

             Consolidated Statements of Financial Condition at June 30, 2005
             and December 31, 2004                                                 2

             Consolidated Statements of Income for the Three and Six Months
             Ended June 30, 2005 and June 30, 2004                                 3

             Consolidated Statement of Changes in Stockholders' Equity for the
             Six Months Ended June 30, 2005                                        4

             Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2005 and June 30, 2004                                       5

             Notes to Consolidated Financial Statements                            6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                10

Item 3.      Quantitative and Qualitative Disclosures about Market Risk           37

Item 4.      Controls and Procedures                                              40

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                    40

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds          41

Item 3.      Defaults Upon Senior Securities                                      41

Item 4.      Submission of Matters to a Vote of Security Holders                  41

Item 5.      Other Information                                                    42

Item 6.      Exhibits                                                             42

Signatures                                                                        43

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                       (Unaudited)
                                                                                            At                At
(In Thousands, Except Share Data)                                                     June 30, 2005   December 31, 2004
-----------------------------------------------------------------------------------   -------------   -----------------
ASSETS:
Cash and due from banks                                                                $   142,796       $   138,809
Repurchase agreements                                                                      154,264           267,578
Available-for-sale securities:
   Encumbered                                                                            1,922,681         2,104,239
   Unencumbered                                                                            223,847           302,644
                                                                                       -----------       -----------
                                                                                         2,146,528         2,406,883
Held-to-maturity securities, fair value of $5,602,104 and $6,306,760, respectively:
   Encumbered                                                                            5,274,297         5,273,385
   Unencumbered                                                                            348,571         1,029,551
                                                                                       -----------       -----------
                                                                                         5,622,868         6,302,936
Federal Home Loan Bank of New York stock, at cost                                          123,145           163,700
Loans held-for-sale, net                                                                    31,080            23,802
Loans receivable:
   Mortgage loans, net                                                                  13,218,349        12,746,134
   Consumer and other loans, net                                                           531,766           517,145
                                                                                       -----------       -----------
                                                                                        13,750,115        13,263,279
   Allowance for loan losses                                                               (82,519)          (82,758)
                                                                                       -----------       -----------
Loans receivable, net                                                                   13,667,596        13,180,521
Mortgage servicing rights, net                                                              15,415            16,799
Accrued interest receivable                                                                 80,032            79,144
Premises and equipment, net                                                                153,313           157,107
Goodwill                                                                                   185,151           185,151
Bank owned life insurance                                                                  374,532           374,719
Other assets                                                                               129,329           118,720
                                                                                       -----------       -----------
Total assets                                                                           $22,826,049       $23,415,869
                                                                                       ===========       ===========

LIABILITIES:
Deposits:
   Savings                                                                             $ 2,779,265       $ 2,929,120
   Money market                                                                            811,836           965,288
   NOW and demand deposit                                                                1,571,911         1,580,714
   Liquid certificates of deposit                                                          331,746                --
   Certificates of deposit                                                               7,090,469         6,848,135
                                                                                       -----------       -----------
Total deposits                                                                          12,585,227        12,323,257
Reverse repurchase agreements                                                            6,980,000         7,080,000
Federal Home Loan Bank of New York advances                                              1,129,000         1,934,000
Other borrowings, net                                                                      459,796           455,835
Mortgage escrow funds                                                                      139,359           122,088
Accrued expenses and other liabilities                                                     140,026           130,925
                                                                                       -----------       -----------
Total liabilities                                                                       21,433,408        22,046,105

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,800,000 shares authorized and -0- shares issued and outstanding)                 --                --
   Series B (2,000,000 shares authorized and -0- shares issued and outstanding)                 --                --
Common stock, $.01 par value; (200,000,000 shares authorized; 166,494,888 shares issued; and 108,208,696 and 110,304,669 shares
   outstanding, respectively)                                                                1,665             1,665
Additional paid-in capital                                                                 817,964           811,777
Retained earnings                                                                        1,697,453         1,623,571
Treasury stock (58,286,192 and 56,190,219 shares, at cost, respectively)                (1,073,435)       (1,013,726)
Accumulated other comprehensive loss                                                       (26,795)          (28,592)
Unallocated common stock held by ESOP (6,608,064 and 6,802,146 shares,
   respectively)                                                                           (24,211)          (24,931)
                                                                                       -----------       -----------
Total stockholders' equity                                                               1,392,641         1,369,764
                                                                                       -----------       -----------
Total liabilities and stockholders' equity                                             $22,826,049       $23,415,869
                                                                                       ===========       ===========

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                         For the                       For the
                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                               ---------------------------   ---------------------------
(In Thousands, Except Share Data)                                  2005           2004           2005           2004
------------------------------------------------------------   ------------   ------------   ------------   ------------
Interest income:
   Mortgage loans:
      One-to-four family                                       $    112,898   $    104,205   $    224,480   $    215,555
      Multi-family, commercial real estate and construction          58,300         54,634        116,496        108,265
   Consumer and other loans                                           7,475          4,798         14,256          9,688
   Mortgage-backed and other securities                              88,526         87,809        182,448        177,940
   Federal funds sold and repurchase agreements                       1,361            222          2,810            376
   Federal Home Loan Bank of New York stock                           1,650            895          2,823          1,833
                                                               ------------   ------------   ------------   ------------
Total interest income                                               270,210        252,563        543,313        513,657
                                                               ------------   ------------   ------------   ------------
Interest expense:
   Deposits                                                          67,065         56,902        132,025        111,132
   Borrowed funds                                                    81,798         82,345        164,728        174,696
                                                               ------------   ------------   ------------   ------------
Total interest expense                                              148,863        139,247        296,753        285,828
                                                               ------------   ------------   ------------   ------------
Net interest income                                                 121,347        113,316        246,560        227,829
Provision for loan losses                                                --             --             --             --
                                                               ------------   ------------   ------------   ------------
Net interest income after provision for loan losses                 121,347        113,316        246,560        227,829
                                                               ------------   ------------   ------------   ------------
Non-interest income:
   Customer service fees                                             16,305         14,554         31,251         28,303
   Other loan fees                                                    1,082          1,188          2,246          2,450
   Net gain on sales of securities                                       --             --             --          2,372
   Mortgage banking (loss) income, net                               (1,582)         6,251          1,364          5,133
   Income from bank owned life insurance                              4,190          4,228          8,365          8,678
   Other                                                              2,531          1,645          4,042          3,069
                                                               ------------   ------------   ------------   ------------
Total non-interest income                                            22,526         27,866         47,268         50,005
                                                               ------------   ------------   ------------   ------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                      29,967         29,582         60,757         61,046
      Occupancy, equipment and systems                               15,787         15,774         31,812         32,491
      Federal deposit insurance premiums                                447            441            895            890
      Advertising                                                     1,870          1,701          5,775          3,410
      Other                                                           9,492          7,862         18,836         14,566
                                                               ------------   ------------   ------------   ------------
Total non-interest expense                                           57,563         55,360        118,075        112,403
                                                               ------------   ------------   ------------   ------------
Income before income tax expense                                     86,310         85,822        175,753        165,431
Income tax expense                                                   28,914         28,321         58,878         54,517
                                                               ------------   ------------   ------------   ------------
Net income                                                     $     57,396   $     57,501   $    116,875   $    110,914
                                                               ============   ============   ============   ============
Basic earnings per common share                                $       0.56   $       0.53   $       1.14   $       1.01
                                                               ============   ============   ============   ============
Diluted earnings per common share                              $       0.55   $       0.52   $       1.12   $       0.99
                                                               ============   ============   ============   ============
Dividends per common share                                     $       0.20   $       0.17   $       0.40   $       0.33
                                                               ============   ============   ============   ============
Basic weighted average common shares                            102,253,984    109,429,328    102,704,734    110,152,001
Diluted weighted average common and common equivalent shares    104,184,538    111,189,914    104,568,500    112,102,245

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 2005

                                                                                                                  Unallocated
                                                                                                    Accumulated      Common
                                                              Additional                               Other         Stock
                                                      Common    Paid-in    Retained     Treasury   Comprehensive      Held
(In Thousands, Except Share Data)            Total     Stock    Capital    Earnings      Stock          Loss        by ESOP
----------------------------------------  ----------  ------  ----------  ----------  -----------  -------------  -----------
Balance at December 31, 2004              $1,369,764  $1,665   $811,777   $1,623,571  $(1,013,726)   $(28,592)     $(24,931)

Comprehensive income:
   Net income                                116,875      --         --      116,875           --          --            --
   Other comprehensive income, net of
      tax:
      Net unrealized gain on securities        1,701      --         --           --           --       1,701            --
      Reclassification of net unrealized
         loss on cash flow hedge                  96      --         --           --           --          96            --
                                          ----------
Comprehensive income                         118,672
                                          ----------
Common stock repurchased
   (2,610,000 shares)                        (69,053)     --         --           --      (69,053)         --            --

Dividends on common stock ($0.40 per
   share)                                    (41,099)     --         --      (41,099)          --          --            --

Exercise of stock options and related
   tax benefit (514,027 shares issued)         9,212      --      1,762       (1,894)       9,344          --            --

Amortization relating to allocation of
   ESOP stock                                  5,145      --      4,425           --           --          --           720
                                          ----------  ------   --------   ----------  -----------    --------      --------
Balance at June 30, 2005                  $1,392,641  $1,665   $817,964   $1,697,453  $(1,073,435)   $(26,795)     $(24,211)
                                          ==========  ======   ========   ==========  ===========    ========      ========

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                  -------------------------
(In Thousands)                                                                        2005          2004
-------------------------------------------------------------------------------   -----------   -----------
Cash flows from operating activities:
   Net income                                                                     $   116,875   $   110,914
   Adjustments to reconcile net income to net cash provided by operating activities:
      Net premium amortization on mortgage loans and mortgage-backed securities         8,776        20,976
      Net amortization on consumer and other loans, other securities and
         borrowings                                                                     2,313         1,905
      Net provision for real estate losses                                                 56            --
      Depreciation and amortization                                                     6,955         6,666
      Net gain on sales of loans and securities                                        (1,628)       (4,489)
      Originations of loans held-for-sale                                            (183,008)     (192,494)
      Proceeds from sales and principal repayments of loans held-for-sale             177,358       186,072
      Amortization relating to allocation of ESOP stock                                 5,145         5,204
      Increase in accrued interest receivable                                            (888)         (794)
      Mortgage servicing rights amortization and valuation allowance
         adjustments, net of capitalized amounts                                        1,384        (2,085)
      Income from bank owned life insurance, net of insurance proceeds received           187        (4,428)
      (Increase) decrease in other assets                                              (8,753)        6,294
      Increase in accrued expenses and other liabilities                               10,863         5,033
                                                                                  -----------   -----------
      Net cash provided by operating activities                                       135,635       138,774
                                                                                  -----------   -----------
Cash flows from investing activities:
      Originations of loans receivable                                             (1,554,555)   (1,576,826)
      Loan purchases through third parties                                           (414,951)     (506,393)
      Principal payments on loans receivable                                        1,470,856     2,127,155
      Purchases of securities held-to-maturity                                       (177,599)   (1,124,019)
      Purchases of securities available-for-sale                                          (25)     (398,593)
      Principal payments on securities held-to-maturity                               857,438     1,123,394
      Principal payments on securities available-for-sale                             264,336       399,187
      Proceeds from sales of securities available-for-sale                                 --        22,692
      Net redemptions of FHLB-NY stock                                                 40,555        59,750
      Proceeds from sales of real estate owned, net                                       605         1,554
      Purchases of premises and equipment, net of proceeds from sales                  (3,161)       (4,662)
                                                                                  -----------   -----------
      Net cash provided by investing activities                                       483,499       123,239
                                                                                  -----------   -----------
Cash flows from financing activities:
      Net increase in deposits                                                        261,970       709,120
      Net (decrease) increase in borrowings with original terms of three
         months or less                                                            (1,005,000)       85,000
      Proceeds from borrowings with original terms greater than three months          600,000     2,400,000
      Repayments of borrowings with original terms greater than three months         (500,000)   (3,310,000)
      Net increase in mortgage escrow funds                                            17,271        12,020
      Common stock repurchased                                                        (69,053)      (95,347)
      Cash dividends paid to stockholders                                             (41,099)      (36,766)
      Cash received for stock options exercised                                         7,450        13,335
                                                                                  -----------   -----------
      Net cash used in financing activities                                          (728,461)     (222,638)
                                                                                  -----------   -----------
Net (decrease) increase in cash and cash equivalents                                 (109,327)       39,375
Cash and cash equivalents at beginning of period                                      406,387       239,754
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $   297,060   $   279,129
                                                                                  ===========   ===========
Supplemental disclosures:
   Cash paid during the period:
      Interest                                                                    $   298,246   $   298,637
                                                                                  ===========   ===========
      Income taxes                                                                $    57,829   $    47,121
                                                                                  ===========   ===========
   Additions to real estate owned                                                 $     1,154   $       594
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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with U.S. generally accepted accounting principles, or GAAP. Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have substantially identical repayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities. See Note 9 of Notes to Consolidated Financial Statements included in
Item 8, "Financial Statements and Supplementary Data," of our 2004 Annual Report on Form 10-K for restrictions on our subsidiaries' ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2005 and December 31, 2004, our results of operations for the three and six months ended June 30, 2005 and 2004, changes in our stockholders' equity for the six months ended June 30, 2005 and our cash flows for the six months ended June 30, 2005 and 2004. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2005 and December 31, 2004, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                           For the Three Months Ended June 30,
                                        -----------------------------------------
                                                2005                  2004
                                        -------------------   -------------------
                                          Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)      EPS        EPS        EPS      EPS (1)
-------------------------------------   --------   --------   --------   --------
Net income                              $ 57,396   $ 57,396   $ 57,501   $ 57,501
                                        ========   ========   ========   ========
Total weighted average basic
   common shares outstanding             102,254    102,254    109,429    109,429
Effect of dilutive securities:
   Options                                    --      1,931         --      1,761
                                        --------   --------   --------   --------
Total weighted average diluted
   common shares outstanding             102,254    104,185    109,429    111,190
                                        ========   ========   ========   ========
Net earnings per common share           $   0.56   $   0.55   $   0.53   $   0.52
                                        ========   ========   ========   ========

                                            For the Six Months Ended June 30,
                                        -----------------------------------------
                                                2005                  2004
                                        -------------------   -------------------
                                          Basic     Diluted     Basic     Diluted
(In Thousands, Except Per Share Data)      EPS      EPS (2)      EPS        EPS
-------------------------------------   --------   --------   --------   --------
Net income                              $116,875   $116,875   $110,914   $110,914
                                        ========   ========   ========   ========
Total weighted average basic
   common shares outstanding             102,705    102,705    110,152    110,152
Effect of dilutive securities:
   Options                                    --      1,864         --      1,950
                                        --------   --------   --------   --------
Total weighted average diluted
   common shares outstanding             102,705    104,569    110,152    112,102
                                        ========   ========   ========   ========
Net earnings per common share           $   1.14   $   1.12   $   1.01   $   0.99
                                        ========   ========   ========   ========

(1) Options to purchase 1,455,450 shares of common stock at a price of $24.40 per share were outstanding as of June 30, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the three months ended June 30, 2004.

(2) Options to purchase 1,995,150 shares of common stock at prices between $26.23 per share and $26.63 per share were outstanding as of June 30, 2005, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the six months ended June 30, 2005.

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

                                                For the Three Months Ended   For the Six Months Ended
                                                          June 30,                    June 30,
                                                --------------------------   ------------------------
(In Thousands, Except Per Share Data)                  2005      2004             2005       2004
---------------------------------------------        -------   -------          --------   --------
Net income:
   As reported                                       $57,396   $57,501          $116,875   $110,914
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effect                        1,460     1,258             3,310      2,714
                                                     -------   -------          --------   --------
   Pro forma                                         $55,936   $56,243          $113,565   $108,200
                                                     =======   =======          ========   ========

Basic earnings per common share:
   As reported                                       $  0.56   $  0.53          $   1.14   $   1.01
                                                     =======   =======          ========   ========
   Pro forma                                         $  0.55   $  0.51          $   1.11   $   0.98
                                                     =======   =======          ========   ========

Diluted earnings per common share:
   As reported                                       $  0.55   $  0.52          $   1.12   $   0.99
                                                     =======   =======          ========   ========
   Pro forma                                         $  0.54   $  0.50          $   1.08   $   0.96
                                                     =======   =======          ========   ========

4. Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

                                                                     Other Postretirement
                                          Pension Benefits                 Benefits
                                     --------------------------   --------------------------
                                     For the Three Months Ended   For the Three Months Ended
                                               June 30,                     June 30,
                                     --------------------------   --------------------------
(In Thousands)                              2005      2004                2005   2004
----------------------------------        -------   -------               ----   ----
Service cost                              $   811   $   758               $137   $139
Interest cost                               2,590     2,425                261    300
Expected return on plan assets             (3,112)   (2,918)                --     --
Amortization of prior service cost            131        40                 10     11
Recognized net actuarial loss                 654       628                 --      2
Amortization of transition asset               --        (8)                --     --
                                          -------   -------               ----   ----
Net periodic cost                         $ 1,074   $   925               $408   $452
                                          =======   =======               ====   ====

                                                                  Other Postretirement
                                         Pension Benefits                Benefits
                                     ------------------------   ------------------------
                                     For the Six Months Ended   For the Six Months Ended
                                              June 30,                   June 30,
                                     ------------------------   ------------------------
(In Thousands)                            2005      2004               2005   2004
----------------------------------      -------   -------              ----   ----
Service cost                            $ 1,708   $ 1,597              $274   $256
Interest cost                             5,102     4,869               522    543
Expected return on plan assets           (6,106)   (5,824)               --     --
Amortization of prior service cost          171        80                20     21
Recognized net actuarial loss             1,349     1,247                --     --
Amortization of transition asset             --       (17)               --     --
                                        -------   -------              ----   ----
Net periodic cost                       $ 2,224   $ 1,952              $816   $820
                                        =======   =======              ====   ====

The net periodic cost of our other postretirement benefit plan for the three and six months ended June 30, 2005 has been reduced as a result of our adoption of Financial Accounting Standards Board, or FASB, Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in 2004. The reduction was not material to the net periodic cost of our other postretirement benefit plan for the three and six months ended June 30, 2005.

5. Impact of Accounting Standards and Interpretations

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.

In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment," or SFAS No. 123(R), which requires public entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. For periods before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS No.
123. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period beginning after June 15, 2005 with early adoption encouraged. The impact of our adoption of SFAS No. 123(R) on our results of operations for 2006 is expected to be a reduction in net income comparable to the reduction shown in the 2004 pro forma disclosures under SFAS No. 123, which are included in Note 1 of Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of our 2004 Annual Report on Form 10-K.

On June 29, 2005, the FASB directed its Staff to issue proposed Staff Position No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," which provides implementation guidance on matters such as impairment evaluations for declines in fair value caused by increases in interest rates and/or sector spreads, as final. The final Staff Position, to be retitled Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or FSP No. 115-1, will supersede Emerging Issues Task Force, or EITF, Issue No. 03-1, "The Meaning of Other-

Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value," and is expected to be issued in August 2005. FSP No. 115-1 will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary guidance and will codify the guidance set forth in EITF Topic No. D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP No. 115-1 is to be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. We do not expect the final issuance of FSP No. 115-1 to have a material impact on our financial condition or results of operations.

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

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving these goals over the past several years and that trend has continued into 2005.

During the six months ended June 30, 2005, the national and local real estate markets remained strong and continued to support new and existing home sales. The Federal Open Market Committee, or FOMC, raised the federal funds rate four times during the six months ended June 30, 2005. Although the FOMC raised the federal funds rate during the 2005 second quarter, resulting in an increase in the three and six month U.S. Treasury yields, medium- and long-term U.S. Treasury yields decreased. This has resulted in a further flattening of the U.S. Treasury yield curve, which began in the latter half of 2004 and continued during the first six months of 2005, and an increase in refinance activity during the 2005 second quarter, as compared to the 2005 first quarter.

Our total loan portfolio increased during the first half of 2005. This increase was primarily in our one-to-four family and multi-family and commercial real estate loan portfolios. Our one-to-four family mortgage loan portfolio increased due to the overall reduction in repayment activity in the first six months of 2005, coupled with continued strong loan origination volume resulting from the strength of the purchase mortgage market. Similarly, our multi-family and commercial real estate loan portfolios increased due to the continued strong origination volume. Our total non-performing assets declined from December 31, 2004 to June 30, 2005.

Total deposits increased during the six months ended June 30, 2005. This increase was primarily attributable to our new Liquid certificate of deposit, or Liquid CD, which was introduced in January of this year. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. In addition, certificates of deposit, excluding Liquid CDs, increased as a result of the continued success of our marketing campaigns which have focused on attracting medium-term certificates of deposit. Growth in our certificates of deposit contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities and borrowings portfolios decreased from December 31, 2004, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve.

Net income for the three months ended June 30, 2005 decreased slightly compared to the three months ended June 30, 2004. The decrease in net income was due to a decrease in non-interest income, coupled with an increase in non-interest expense, substantially offset by an increase in net interest income. The decrease in non-interest income was primarily due to the decrease in mortgage banking income, net, partially offset by an increase in customer service fees. The increase in non-interest expense was primarily attributable to an increase in legal fees related to our goodwill litigation trial. The increase in net interest income was primarily the result of an increase in interest income, partially offset by an increase in interest expense. The increase in interest income was primarily due to the increase in the average balance of interest-earning assets, coupled with a decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios. The decrease in net premium amortization was primarily due to the reduction in repayment levels during 2005, as well as the reduced amount of unamortized premium remaining in our mortgage-backed securities portfolio. The increase in interest expense is primarily due to an increase in interest expense on certificates of deposit, including Liquid CDs, as a result of the increase in the average balances of these deposits.

Net income for the six months ended June 30, 2005 increased compared to the six months ended June 30, 2004. The increase in net income was primarily due to an increase in net interest income, partially offset by an increase in non-interest expense and a decrease in non-interest income. The principal reasons for the increase in net interest income for the six months ended June 30, 2005 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2005. The increase in non-interest expense relates primarily to increases in advertising expense and legal fees related to our goodwill litigation trial. The decrease in non-interest income relates primarily to decreases in mortgage banking income, net and net gain on sales of securities, partially offset by an increase in customer service fees.

Our net interest rate spread and our net interest margin for the three and six months ended June 30, 2005 increased compared to the three and six months ended June 30, 2004, primarily due to an increase in the yield on average interest-earning assets, primarily due to the decrease in net premium amortization discussed previously.

We continue to face a challenging operating environment as a result of rising short-term interest rates and a continuing flattening of the U.S. Treasury yield curve. Accordingly, we expect to continue our strategy of reducing the securities and borrowings portfolios through normal cash flow, while we emphasize deposit and loan growth, all of which will continue to improve the quality of the balance sheet and earnings and should help maintain the net interest margin at current to slightly lower levels in the second half of 2005. This strategy should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

Available Information

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our investor relations website at http://ir.astoriafederal.com. The aforementioned reports are available on our website immediately after they are electronically filed with or furnished to the SEC. Such reports are also available on the SEC's website at www.sec.gov.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of our 2004 Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2004 Annual Report on Form 10-K.

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

The primary considerations in establishing specific valuation allowances are the appraised value of a loan's underlying collateral and the loan's payment history. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values and the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our specific reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining specific valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 5, 10, and 12-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting allowance percentages are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data; however, our focus is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

Our loss experience in 2005 has been consistent with our loss experience over the past several years. Our 2005 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that changes in our allowance coverage percentages were required. Our allowance for loan losses to total loans was 0.60% at June 30, 2005 and 0.62% at December 31, 2004. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

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

At June 30, 2005, our MSR, net, had an estimated fair value of $15.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.08%, a weighted average constant prepayment rate on mortgages of 17.41% and a weighted average life of 4.3 years. At December 31, 2004, our MSR, net, had an estimated fair value of $16.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.10%, a weighted average constant prepayment rate on mortgages of 15.33% and a weighted average life of 4.8 years. The increase in the weighted average constant prepayment rate from December 31, 2004 to June 30, 2005 reflects the decrease in long-term interest rates from December 31, 2004 to June 30, 2005.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at June 30, 2005, the estimated fair value of our MSR would have been $5.9 million greater. Assuming a decrease in interest rates of 100 basis points at June 30, 2005, the estimated fair value of our MSR would have been $7.0 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. As of June 30, 2005, the carrying amount of our goodwill totaled

$185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

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

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at June 30, 2005, are based on published or securities dealers' market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. There were no securities write-downs during the six months ended June 30, 2005. At June 30, 2005, we had 178 securities with an estimated fair value totaling $5.72 billion which had an unrealized loss totaling $78.9 million. Of the securities in an unrealized loss position at June 30, 2005, $2.02 billion, with an unrealized loss of $52.8 million, have been in a continuous unrealized loss position for more than twelve months. At June 30, 2005, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and the high credit quality.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. Principal payments on loans and securities totaled $2.59 billion for the six months ended June 30, 2005 and $3.65 billion for the six months ended June 30, 2004. The decrease in loan and securities repayments was primarily the result of the lower levels of mortgage loan refinance activity we experienced during the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $135.6 million during the six months ended June 30, 2005 and $138.8 million during the six months ended June 30, 2004. Deposits increased $262.0 million during the six months ended June 30, 2005 and $709.1 million during the six months ended June 30, 2004. The net increases in deposits for the six months ended June 30, 2005 and 2004 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. As previously discussed, the net increase in deposits for the six months ended June 30, 2005 is primarily attributable to an increase in certificates of deposit as a result of the success of our new Liquid CDs and our marketing campaigns which have focused on attracting medium-term certificates of deposit. During the six months ended June 30, 2005, $2.09 billion of certificates of deposit, including Liquid CDs, with a weighted average rate of 2.80% and a weighted average maturity at inception of nineteen months, matured and $2.54 billion of certificates of deposit, including Liquid CDs, were issued or repriced, with a weighted average rate of 2.94% and a weighted average maturity at inception of fourteen months.

Net borrowings decreased $901.0 million during the six months ended June 30, 2005 and $828.3 million during the six months ended June 30, 2004. The decrease in net borrowings during the six months ended June 30, 2005 reflects our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve. The decrease in net borrowings during the six months ended June 30, 2004 was the result of the repayment of certain high cost borrowings as they matured.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the six months ended June 30, 2005 totaled $1.99 billion, of which $1.58 billion were originations and $411.1 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2004 totaling $2.10 billion, of which $1.60 billion were originations and $501.5 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $181.7 million during the six months ended June 30, 2005 and $190.7 million during the six months ended June 30, 2004. Purchases of securities totaled $177.6 million during the six months ended June 30, 2005 and $1.52 billion during the six months ended June 30, 2004. The decrease in securities purchases during the six months ended June 30, 2005 reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $297.1 million at June 30, 2005 and $406.4 million at December 31, 2004. Borrowings maturing over the next twelve months total $2.35 billion with a weighted average rate of 2.95%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $3.67 billion in certificates of deposit, including Liquid CDs, with a weighted average rate of 2.92% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing and certificate of deposit maturities and their weighted average rates as of June 30, 2005:

                                             Borrowings       Certificates of Deposit
                                        -------------------   -----------------------
                                                   Weighted               Weighted
                                                    Average               Average
(Dollars in Millions)                    Amount      Rate        Amount     Rate
-------------------------------------   -------    -------       ------   --------
Contractual Maturity:
   Within twelve months                 $2,349(1)    2.95%       $3,667     2.92%
   Thirteen to twenty-four months        1,720       2.85         1,770     3.85
   Twenty-five to thirty-six months      1,900(2)    4.22         1,071     3.89
   Thirty-seven to forty-eight months    1,720(3)    4.69           534     4.13
   Forty-nine to sixty months               --         --           320     4.24
   Over five years                         879(4)    4.35            60     4.64
                                        ------       ----        ------     ----
   Total                                $8,568       3.70%       $7,422     3.44%
                                        ======       ====        ======     ====

(1) Includes $1.18 billion of overnight and other short-term borrowings with a weighted average rate of 3.35%.

(2) Includes $980.0 million of borrowings, with a weighted average rate of 5.30%, which are callable by the counterparty within the next twelve months and at various times thereafter.

(3) Includes $1.20 billion of borrowings, with a weighted average rate of 5.21%, which are callable by the counterparty within the next twelve months and at various times thereafter.

(4) Includes $500.0 million of borrowings, with a weighted average rate of 2.25%, which are callable by the counterparty in 2007 and at various times thereafter.

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

Astoria Financial Corporation's primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $16.5 million during the six months ended June 30, 2005. Our payment of dividends and repurchases of our common stock totaled $110.2 million during the six months ended June 30, 2005. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation.

On June 1, 2005, we paid a quarterly cash dividend of $0.20 per share on shares of our common stock outstanding as of the close of business on May 16, 2005 totaling $20.5 million. On July 20, 2005, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock payable on September 1, 2005 to stockholders of record as of the close of business on August 15, 2005.

On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the six months ended June 30, 2005, we repurchased 2,610,000 shares of our common stock at an aggregate cost of $69.1 million. In total, as of June 30, 2005, we repurchased 7,765,200 shares of our common stock, at an aggregate cost of $196.7 million, under the tenth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

See "Financial Condition" for a further discussion of the changes in stockholders' equity.

At June 30, 2005, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.71%, leverage capital ratio of 6.71% and total risk-based capital ratio of 13.33%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of June 30, 2005, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $99.2 million at June 30, 2005. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2004.

The following table details our contractual obligations as of June 30, 2005.

                                                                            Payments due by period
                                                       ---------------------------------------------------------------
                                                                     Less than      One to      Three to     More than
(In Thousands)                                            Total      One Year    Three Years   Five Years   Five Years
----------------------------------------------------   ----------   ----------   -----------   ----------   ----------
Contractual Obligations:
   Borrowings with original terms greater than three
      months                                           $7,392,866   $1,174,000    $3,620,000   $1,720,000    $878,866
   Commitments to originate and purchase loans (1)        678,001      678,001            --           --          --
   Commitments to fund unused lines of credit (2)         421,583      421,583            --           --          --
                                                       ----------   ----------    ----------   ----------    --------
   Total                                               $8,492,450   $2,273,584    $3,620,000   $1,720,000    $878,866
                                                       ==========   ==========    ==========   ==========    ========

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale.

(2)  Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of June 30, 2005 have not changed significantly from December 31, 2004.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, "MD&A," in our 2004 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                       At June 30, 2005       At December 31, 2004
                                    ----------------------   ----------------------
                                                   Percent                  Percent
(Dollars in Thousands)                 Amount     of Total      Amount     of Total
---------------------------------   -----------   --------   -----------   --------
Mortgage loans (gross):
   One-to-four family               $ 9,267,038     67.81%   $ 9,054,747     68.68%
   Multi-family                       2,725,621     19.94      2,558,935     19.41
   Commercial real estate             1,018,998      7.46        944,859      7.17
   Construction                         132,589      0.97        117,766      0.89
                                    -----------    ------    -----------    ------
Total mortgage loans                 13,144,246     96.18     12,676,307     96.15
                                    -----------    ------    -----------    ------

Consumer and other loans (gross):
   Home equity                          479,638      3.51        466,087      3.53
   Commercial                            24,070      0.18         21,819      0.17
   Other                                 17,823      0.13         19,382      0.15
                                    -----------    ------    -----------    ------
Total consumer and other loans          521,531      3.82        507,288      3.85
                                    -----------    ------    -----------    ------

Total loans (gross)                  13,665,777    100.00%    13,183,595    100.00%

Net unamortized premiums and
   deferred loan costs                   84,338                   79,684
                                    -----------              -----------

Total loans                          13,750,115               13,263,279

Allowance for loan losses               (82,519)                 (82,758)
                                    -----------              -----------
Total loans, net                    $13,667,596              $13,180,521
                                    ===========              ===========

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at the dates indicated.

                                           At June 30, 2005        At December 31, 2004
                                       -----------------------   -----------------------
                                                     Estimated                 Estimated
                                        Amortized      Fair       Amortized      Fair
(In Thousands)                            Cost         Value        Cost         Value
------------------------------------   ----------   ----------   ----------   ----------
Securities available-for-sale:
   Mortgage-backed securities:
      REMICs and CMOs:
         GSE (1) issuance              $1,890,112   $1,849,030   $2,125,549   $2,077,902
         Non-GSE issuance                  69,824       66,730       78,974       75,715
      GSE pass-through certificates       104,554      107,316      123,029      126,570
                                       ----------   ----------   ----------   ----------
   Total mortgage-backed securities     2,064,490    2,023,076    2,327,552    2,280,187
                                       ----------   ----------   ----------   ----------
   Other securities:
      FNMA and FHLMC preferred stock      123,495      120,956      123,495      123,548
      Other securities                      2,507        2,496        3,152        3,148
                                       ----------   ----------   ----------   ----------
   Total other securities                 126,002      123,452      126,647      126,696
                                       ----------   ----------   ----------   ----------
Total securities available-for-sale    $2,190,492   $2,146,528   $2,454,199   $2,406,883
                                       ==========   ==========   ==========   ==========

Securities held-to-maturity:
   Mortgage-backed securities:
      REMICs and CMOs:
         GSE issuance                  $5,168,283   $5,151,000   $5,772,676   $5,778,885
         Non-GSE issuance                 419,556      415,482      480,053      476,707
      GSE pass-through certificates         7,186        7,520        9,154        9,691
                                       ----------   ----------   ----------   ----------
   Total mortgage-backed securities     5,595,025    5,574,002    6,261,883    6,265,283
   Obligations of states and
      political subdivisions and
      corporate debt securities            27,843       28,102       41,053       41,477
                                       ----------   ----------   ----------   ----------
Total securities held-to-maturity      $5,622,868   $5,602,104   $6,302,936   $6,306,760
                                       ==========   ==========   ==========   ==========

(1)  Government-sponsored enterprise

Comparison of Financial Condition as of June 30, 2005 and December 31, 2004 and Operating Results for the Three and Six Months Ended June 30, 2005 and 2004

Financial Condition

Total assets decreased $589.8 million to $22.83 billion at June 30, 2005, from $23.42 billion at December 31, 2004. The primary reasons for the decrease in total assets were decreases in mortgage-backed and other securities and repurchase agreements, partially offset by an increase in loans receivable.

Mortgage loans, net, increased $472.2 million to $13.22 billion at June 30, 2005, from $12.75 billion at December 31, 2004. This increase was due to increases in each of our mortgage loan portfolios. Gross mortgage loans originated and purchased during the six months ended June 30, 2005 totaled $1.99 billion, of which $1.58 billion were originations and $411.1 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2004 totaling $2.10 billion, of which $1.60 billion were originations and $501.5 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $181.7 million during the six months ended June 30, 2005 and $190.7 million during the six months ended June 30, 2004. Mortgage loan repayments decreased to $1.33 billion for the six months ended June 30, 2005, from $2.00 billion for the six months ended June 30, 2004. The declines in the levels of mortgage loan originations, purchases and repayments for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, were primarily the result of the lower levels of refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $212.3 million to $9.27 billion at June 30, 2005, from $9.05 billion at December 31, 2004, and represented 67.8% of our total loan portfolio at June 30, 2005. The lower levels of loan prepayments and continued strength of the purchase mortgage market resulted in continued one-to-four family mortgage loan portfolio growth, which began in the 2004 fourth quarter.

Our multi-family mortgage loan portfolio increased $166.7 million to $2.73 billion at June 30, 2005, from $2.56 billion at December 31, 2004. Our commercial real estate loan portfolio increased $74.1 million to $1.02 billion at June 30, 2005, from $944.9 million at December 31, 2004. Multi-family and commercial real estate loan originations totaled $498.5 million for the six months ended June 30, 2005 and $514.1 million for the six months ended June 30, 2004. The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Mortgage-backed and other securities decreased $940.4 million to $7.77 billion at June 30, 2005, from $8.71 billion at December 31, 2004. This decrease was primarily the result of principal payments received of $1.12 billion, partially offset by purchases during the first quarter totaling $177.6 million, and reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment. At June 30, 2005, our securities portfolio is comprised primarily of fixed rate real estate mortgage investment conduit, or REMIC, and collateralized mortgage obligation, or

CMO, mortgage-backed securities with a weighted average life of 2.8 years. The amortized cost of our fixed rate REMICs and CMOs totaled $7.53 billion at June 30, 2005. Included in this total is $1.21 billion of securities which have a remaining gross premium of $8.7 million, a weighted average current coupon of 4.92%, a weighted average collateral coupon of 5.98% and a weighted average life of 2.1 years. The remaining $6.32 billion of these securities have a remaining gross discount of $22.2 million, a weighted average current coupon of 4.20%, a weighted average collateral coupon of 5.72% and a weighted average life of 2.9 years. Included in the totals for discount securities are $690.2 million of securities at par.

Deposits increased $262.0 million to $12.59 billion at June 30, 2005, from $12.32 billion at December 31, 2004, primarily due to increases in Liquid CDs and certificates of deposit, partially offset by decreases in money market, savings and NOW and demand deposit accounts. Our new Liquid CDs totaled $331.7 million at June 30, 2005. Certificates of deposit increased $242.3 million to $7.09 billion at June 30, 2005, from $6.85 billion at December 31, 2004, primarily due to the continued success of our certificate of deposit marketing campaigns previously discussed. We continue to experience intense competition for deposits, particularly money market and checking accounts. Savings accounts decreased $149.9 million since December 31, 2004 to $2.78 billion at June 30, 2005. Money market accounts decreased $153.5 million since December 31, 2004 to $811.8 million at June 30, 2005. NOW and demand deposit accounts also decreased slightly at June 30, 2005 compared to December 31, 2004.

Total borrowings, net, decreased $901.0 million to $8.57 billion at June 30, 2005, from $9.47 billion at December 31, 2004, which was primarily the result of a decrease in Federal Home Loan Bank of New York, or FHLB-NY, advances. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios. For additional information, see "Liquidity and Capital Resources."

Stockholders' equity increased to $1.39 billion at June 30, 2005, from $1.37 billion at December 31, 2004. The increase in stockholders' equity was the result of net income of $116.9 million, the effect of stock options exercised and related tax benefit of $9.2 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $5.1 million. These increases were partially offset by common stock repurchased of $69.1 million and dividends declared of $41.1 million.

Results of Operations

General

Net income for the three months ended June 30, 2005 totaled $57.4 million, compared to $57.5 million for the three months ended June 30, 2004. Diluted earnings per common share increased to $0.55 per share for the three months ended June 30, 2005, from $0.52 per share for the three months ended June 30, 2004. Return on average assets decreased to 1.00% for the three months ended June 30, 2005, from 1.03% for the three months ended June 30, 2004. Return on average stockholders' equity increased to 16.66% for the three months ended June 30, 2005, from 16.55% for the three months ended June 30, 2004. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 19.24% for the three months ended June 30, 2005, from 19.09% for the three months ended June 30, 2004.

Net income for the six months ended June 30, 2005 increased $6.0 million to $116.9 million, from $110.9 million for the six months ended June 30, 2004. Diluted earnings per common share increased to $1.12 per share for the six months ended June 30, 2005, from $0.99 per share for the six months ended June 30, 2004. Return on average assets increased to 1.01% for the six months ended June 30, 2005, from 0.99% for the six months ended June 30, 2004, primarily due to the increase in net income, partially offset by an increase in the average balance of total assets. Return on average stockholders' equity increased to 17.02% for the six months ended June 30, 2005, from 15.85% for the six months ended June 30, 2004. Return on average tangible stockholders' equity increased to 19.68% for the six months ended June 30, 2005, from 18.27% for the six months ended June 30, 2004. The increases in the returns on average stockholders' equity and average tangible stockholders' equity were primarily due to the increase in net income, coupled with a decrease in the average balance of stockholders' equity for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

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

For the three months ended June 30, 2005, net interest income increased $8.0 million to $121.3 million, from $113.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net interest income increased $18.8 million to $246.6 million, from $227.8 million for the six months ended June 30, 2004. The increases in net interest income for the three and six months ended June 30, 2005 were primarily the result of increases in interest income, partially offset by increases in interest expense. The increases in interest income were primarily due to increases in the average balances of interest-earning assets, coupled with decreases in net premium amortization on our mortgage-backed securities and mortgage loan portfolios. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $8.2 million to $4.5 million for the three months ended June 30, 2005, from $12.7 million for the three months ended June 30, 2004, and decreased $12.2 million to $8.8 million for the six months ended June 30, 2005, from $21.0 million for the six months ended June 30, 2004. The decreases in net premium amortization were primarily due to the lower repayment levels during 2005 as compared to 2004, as well as the reduced amount of unamortized net premium remaining in our mortgage-backed securities portfolio. The increases in interest expense were primarily due to increases in the average balances of our certificates of deposit and our new Liquid CDs.

The average balance of net interest-earning assets increased $105.9 million to $685.2 million for the three months ended June 30, 2005, from $579.3 million for the three months ended June 30, 2004. The average balance of net interest-earning assets increased $42.5 million to $667.5 million for the six months ended June 30, 2005, from $625.0 million for the six months ended June 30, 2004. The increase in the average balance of net interest-earning assets for both the three and six months ended June 30, 2005 was primarily the result of an increase in the average balance of total interest-earning assets, partially offset by an increase in the average balance of total interest-bearing liabilities.

The net interest margin increased to 2.21% for the three months ended June 30, 2005, from 2.13% for the three months ended June 30, 2004, and increased to 2.22% for the six months ended June 30, 2005, from 2.14% for the six months ended June 30, 2004. The net interest rate spread increased to 2.12% for the three months ended June 30, 2005, from 2.06% for the three months ended June 30, 2004, and increased to 2.14% for the six months ended June 30, 2005, from 2.06% for the six months ended June 30, 2004. The increases in the net interest margin and net interest rate spread were primarily due to an increase in the yield on interest-earning assets, primarily due to the decline in net premium amortization on our mortgage-backed securities and mortgage loan portfolios, previously discussed.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Average Balance Sheet

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2005 and 2004. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                   For the Three Months Ended June 30,
                                              -----------------------------------------------------------------------------
                                                               2005                                    2004
                                              -------------------------------------   -------------------------------------
                                                                          Average                                 Average
                                                Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                          Balance     Interest       Cost         Balance     Interest       Cost
-------------------------------------------   -----------   --------   ------------   -----------   --------   ------------
                                                                       (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
         Mortgage loans (1):
            One-to-four family                $ 9,342,312   $112,898       4.83%      $ 8,862,057   $104,205       4.70%
            Multi-family, commercial real
               estate and construction          3,827,458     58,300       6.09         3,350,010     54,634       6.52
         Consumer and other loans (1)             529,679      7,475       5.64           466,745      4,798       4.11
                                              -----------   --------                  -----------   --------
         Total loans                           13,699,449    178,673       5.22        12,678,812    163,637       5.16
         Mortgage-backed and other
            securities (2)                      7,997,687     88,526       4.43         8,337,650     87,809       4.21
         Federal funds sold and repurchase
            agreements                            189,058      1,361       2.88            94,515        222       0.94
         FHLB-NY stock                            126,518      1,650       5.22           155,471        895       2.30
                                              -----------   --------                  -----------   --------
   Total interest-earning assets               22,012,712    270,210       4.91        21,266,448    252,563       4.75
                                                            --------                                --------
   Goodwill                                       185,151                                 185,151
   Other non-interest-earning assets              851,531                                 938,614
                                              -----------                             -----------
Total assets                                  $23,049.394                             $22,390,213
                                              ===========                             ===========
Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                                 $ 2,827,699      2,831       0.40       $ 3,003,085      2,988       0.40
      Money market                                848,457      2,037       0.96         1,119,810      1,510       0.54
      NOW and demand deposit                    1,597,270        235       0.06         1,556,821        230       0.06
      Liquid certificates of deposit              291,669      1,872       2.57                --         --         --
                                              -----------   --------                  -----------   --------
      Total core deposits                       5,565,095      6,975       0.50         5,679,716      4,728       0.33
      Certificates of deposit                   7,004,979     60,090       3.43         6,018,057     52,174       3.47
                                              -----------   --------                  -----------   --------
      Total deposits                           12,570,074     67,065       2.13        11,697,773     56,902       1.95
      Borrowed funds                            8,757,467     81,798       3.74         8,989,389     82,345       3.66
                                              -----------   --------                  -----------   --------
   Total interest-bearing liabilities          21,327,541    148,863       2.79        20,687,162    139,247       2.69
                                                            --------                                --------
   Non-interest-bearing liabilities               343,422                                 312,905
                                              -----------                             -----------
Total liabilities                              21,670,963                              21,000,067
Stockholders' equity                            1,378,431                               1,390,146
                                              -----------                             -----------
Total liabilities and stockholders' equity    $23,049,394                             $22,390,213
                                              ===========                             ===========
Net interest income/net interest rate
   spread (3)                                               $121,347       2.12%                    $113,316       2.06%
                                                            ========       ====                     ========       ====
Net interest-earning assets/net interest
   margin (4)                                 $   685,171                  2.21%      $   579,286                  2.13%
                                              ===========                  ====       ===========                  ====
Ratio of interest-earning assets to
   interest-bearing liabilities                      1.03x                                   1.03x
                                              ===========                             ===========

----------
(1) Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)  Securities available-for-sale are reported at average amortized cost.

(3) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                      For the Six Months Ended June 30,
                                              -----------------------------------------------------------------------------
                                                               2005                                    2004
                                              -------------------------------------   -------------------------------------
                                                                          Average                                 Average
                                                Average                   Yield/        Average                   Yield/
(Dollars in Thousands)                          Balance     Interest       Cost         Balance     Interest       Cost
-------------------------------------------   -----------   --------   ------------   -----------   --------   ------------
                                                                       (Annualized)                            (Annualized)
Assets:
   Interest-earning assets:
         Mortgage loans (1):
            One-to-four family                $ 9,306,432   $224,480       4.82%      $ 8,951,550   $215,555       4.82%
            Multi-family, commercial real
               estate and construction          3,754,593    116,496       6.21         3,301,619    108,265       6.56
         Consumer and other loans (1)             526,117     14,256       5.42           458,421      9,688       4.23
                                              -----------   --------                  -----------   --------
         Total loans                           13,587,142    355,232       5.23        12,711,590    333,508       5.25
         Mortgage-backed and other
            securities (2)                      8,259,673    182,448       4.42         8,351,335    177,940       4.26
         Federal funds sold and repurchase
            agreements                            216,177      2,810       2.60            79,704        376       0.94
         FHLB-NY stock                            134,388      2,823       4.20           191,641      1,833       1.91
                                              -----------   --------                  -----------   --------
   Total interest-earning assets               22,197,380    543,313       4.90        21,334,270    513,657       4.82
                                                            --------                                --------
   Goodwill                                       185,151                                 185,151
   Other non-interest-earning assets              858,133                                 891,331
                                              -----------                             -----------
Total assets                                  $23,240,664                             $22,410,752
                                              ===========                             ===========
Liabilities and stockholders' equity:
   Interest-bearing liabilities:
      Savings                                 $ 2,848,793      5,673       0.40       $ 2,981,642      5,933       0.40
      Money market                                881,618      3,959       0.90         1,153,993      3,118       0.54
      NOW and demand deposit                    1,578,781        465       0.06         1,511,777        451       0.06
      Liquid certificates of deposit              234,291      2,945       2.51                --         --         --
                                              -----------   --------                  -----------   --------
      Total core deposits                       5,543,483     13,042       0.47         5,647,412      9,502       0.34
      Certificates of deposit                   6,969,312    118,983       3.41         5,831,038    101,630       3.49
                                              -----------   --------                  -----------   --------
      Total deposits                           12,512,795    132,025       2.11        11,478,450    111,132       1.94
      Borrowed funds                            9,017,082    164,728       3.65         9,230,800    174,696       3.79
                                              -----------   --------                  -----------   --------
   Total interest-bearing liabilities          21,529,877    296,753       2.76        20,709,250    285,828       2.76
                                                            --------                                --------
   Non-interest-bearing liabilities               337,679                                 301,887
                                              -----------                             -----------
Total liabilities                              21,867,556                              21,011,137
Stockholders' equity                            1,373,108                               1,399,615
                                              -----------                             -----------
Total liabilities and stockholders' equity    $23,240,664                             $22,410,752
                                              ===========                             ===========
Net interest income/net interest rate
   spread (3)                                               $246,560       2.14%                    $227,829       2.06%
                                                            ========       ====                     ========       ====
Net interest-earning assets/net interest
   margin (4)                                 $   667,503                  2.22%      $   625,020                  2.14%
                                              ===========                  ====       ===========                  ====
Ratio of interest-earning assets to
   interest-bearing liabilities                      1.03x                                   1.03x
                                              ===========                             ===========

----------
(1) Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

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

                                          Three Months Ended June 30, 2005   Six Months Ended June 30, 2005
                                                     Compared to                       Compared to
                                          Three Months Ended June 30, 2004   Six Months Ended June 30, 2004
                                          --------------------------------   ------------------------------
                                                 Increase (Decrease)                Increase (Decrease)
                                          --------------------------------   ------------------------------
(In Thousands)                               Volume     Rate      Net          Volume     Rate      Net
---------------------------------------     -------   -------   -------       -------   -------   -------
Interest-earning assets:
   Mortgage loans:
      One-to-four family                    $ 5,756   $ 2,937   $ 8,693       $ 8,925   $    --   $ 8,925
      Multi-family, commercial
         real estate and construction         7,430    (3,764)    3,666        14,247    (6,016)    8,231
   Consumer and other loans                     712     1,965     2,677         1,572     2,996     4,568
   Mortgage-backed and other securities      (3,706)    4,423       717        (2,002)    6,510     4,508
   Federal funds sold and repurchase
      agreements                                372       767     1,139         1,197     1,237     2,434
   FHLB-NY stock                               (193)      948       755          (678)    1,668       990
                                            -------   -------   -------       -------   -------   -------
Total                                        10,371     7,276    17,647        23,261     6,395    29,656
                                            -------   -------   -------       -------   -------   -------
Interest-bearing liabilities:
   Savings                                     (157)       --      (157)         (260)       --      (260)
   Money market                                (433)      960       527          (866)    1,707       841
   NOW and demand deposit                         5        --         5            14        --        14
   Liquid certificates of deposit             1,872        --     1,872         2,945        --     2,945
   Certificates of deposit                    8,521      (605)    7,916        19,704    (2,351)   17,353
   Borrowed funds                            (2,243)    1,696      (547)       (3,840)   (6,128)   (9,968)
                                            -------   -------   -------       -------   -------   -------
Total                                         7,565     2,051     9,616        17,697    (6,772)   10,925
                                            -------   -------   -------       -------   -------   -------
Net change in net interest income           $ 2,806   $ 5,225   $ 8,031       $ 5,564   $13,167   $18,731
                                            =======   =======   =======       =======   =======   =======

Interest Income

Interest income for the three months ended June 30, 2005 increased $17.6 million to $270.2 million, from $252.6 million for the three months ended June 30, 2004. This increase was primarily the result of an increase of $746.3 million in the average balance of interest-earning assets to $22.01 billion for the three months ended June 30, 2005, from $21.27 billion for the three months ended June 30, 2004, coupled with an increase in the average yield on interest-earning assets to 4.91% for the three months ended June 30, 2005, from 4.75% for the three months ended June 30, 2004. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of loans and federal funds sold and repurchase agreements, partially offset by a decrease in the average balance of mortgage-backed and other securities. The increase in the average yield on interest-earning assets was primarily the result of the decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios, previously discussed.

Interest income on one-to-four family mortgage loans increased $8.7 million to $112.9 million for the three months ended June 30, 2005, from $104.2 million for the three months ended June 30, 2004, which was primarily the result of an increase of $480.3 million in the average balance of such loans, coupled with an increase in the average yield to 4.83% for the three months ended June 30, 2005, from 4.70% for the three months ended June 30, 2004. The increase in the average balance of one-to-four family mortgage loans is the result of the strong levels of originations and purchases which have outpaced the levels of repayments over the past nine months. The increase in the average yield on one-to-four family mortgage loans reflects the impact of the previously discussed reduction in loan premium amortization, partially offset by the impact of the low interest rate environment as higher rate loans were repaid and replaced with lower yielding new originations and purchases throughout most of 2004 and 2005.

Interest income on multi-family, commercial real estate and construction loans increased $3.7 million to $58.3 million for the three months ended June 30, 2005, from $54.6 million for the three months ended June 30, 2004, which was primarily the result of an increase of $477.4 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.09% for the three months ended June 30, 2005, from 6.52% for the three months ended June 30, 2004. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the continued strong levels of originations, coupled with the fact that repayment activity within this portfolio is generally not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the significant growth in the portfolio in the relatively low interest rate environment, coupled with a decrease of $1.1 million in prepayment penalties for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Interest income on consumer and other loans increased $2.7 million to $7.5 million for the three months ended June 30, 2005, from $4.8 million for the three months ended June 30, 2004, primarily due to an increase in the average yield to 5.64% for the three months ended June 30, 2005, from 4.11% for the three months ended June 30, 2004, coupled with an increase of $62.9 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 125 basis points during the latter half of 2004 and 100 basis points during the first half of 2005. The increase in the average balance of consumer and other loans was due to the increase in home equity lines of credit as a result of the continued strong housing market and relatively low interest rate environment. Home equity lines of credit represented 92.0% of this portfolio at June 30, 2005.

Interest income on mortgage-backed and other securities increased $717,000 to $88.5 million for the three months ended June 30, 2005, from $87.8 million for the three months ended June 30, 2004. This increase was primarily the result of an increase in the average yield to 4.43% for the three months ended June 30, 2005, from 4.21% for the three months ended June 30, 2004, partially offset by a decrease of $340.0 million in the average balance of the portfolio. The increase in the average yield on mortgage-backed and other securities reflects the previously discussed reduction in net premium amortization. Net premium amortization on mortgage-backed and other securities decreased $4.3 million to net discount accretion of $310,000 for the three months ended June 30, 2005, from net premium amortization of $4.0 million for the three months ended June 30, 2004. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

Interest income on federal funds sold and repurchase agreements increased $1.1 million to $1.4 million for the three months ended June 30, 2005, as a result of an increase in the average yield to 2.88% for the three months ended June 30, 2005, from 0.94% for the three months ended June 30, 2004, coupled with an increase of $94.5 million in the average balance of the portfolio. The increase in the average yield reflects the FOMC federal funds rate increases previously discussed totaling 125 basis points in the latter half of 2004 and 100 basis points in the first half of 2005. Interest income on FHLB-NY stock increased $755,000 to $1.7 million for the three months ended June 30, 2005, from $895,000 for the three months ended June 30, 2004, primarily as a result of increases in the dividend rate paid by the FHLB-NY.

Interest income for the six months ended June 30, 2005 increased $29.6 million to $543.3 million, from $513.7 million for the six months ended June 30, 2004. This increase was primarily the result of an increase of $863.1 million in the average balance of interest-earning assets to $22.20 billion for the six months ended June 30, 2005, from $21.33 billion for the six months ended June 30, 2004, coupled with an increase in the average yield on interest-earning assets to 4.90% for the six months ended June 30, 2005, from 4.82% for the six months ended June 30, 2004. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of loans and federal funds sold and repurchase agreements, partially offset by decreases in the average balances of mortgage-backed and other securities and FHLB-NY stock.

Interest income on one-to-four family mortgage loans increased $8.9 million to $224.5 million for the six months ended June 30, 2005, from $215.6 million for the six months ended June 30, 2004, which was primarily the result of an increase of $354.9 million in the average balance of such loans. As previously discussed, the average yield on our one-to-four family mortgage loan portfolio has been positively impacted by the reduction in loan premium amortization. However, for the six months ended June 30, 2005, this benefit was offset by the previously discussed impact of the low interest rate environment and, as a result, the average yield on our one-to-four family mortgage loan portfolio remained at 4.82% for the six months ended June 30, 2005 and 2004.

Interest income on multi-family, commercial real estate and construction loans increased $8.2 million to $116.5 million for the six months ended June 30, 2005, from $108.3 million for the six months ended June 30, 2004, which was primarily the result of an increase of $453.0 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.21% for the six months ended June 30, 2005, from 6.56% for the six months ended June 30, 2004. Prepayment penalties were substantially the same for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Interest income on consumer and other loans increased $4.6 million to $14.3 million for the six months ended June 30, 2005, from $9.7 million for the six months ended June 30, 2004, primarily due to an increase in the average yield to 5.42% for the six months ended June 30, 2005, from 4.23% for the six months ended June 30, 2004, coupled with an increase of $67.7 million in the average balance of the portfolio.

Interest income on mortgage-backed and other securities increased $4.5 million to $182.4 million for the six months ended June 30, 2005, from $177.9 million for the six months ended June 30, 2004. This increase was primarily the result of an increase in the average yield to 4.42% for the six months ended June 30, 2005, from 4.26% for the six months ended June 30, 2004, partially offset by a decrease of $91.7 million in the average balance of the portfolio. Net premium amortization on mortgage-backed and other securities decreased $7.3 million to net discount accretion of $375,000 for the six months ended June 30, 2005, from net premium amortization of $6.9 million for the six months ended June 30, 2004.

Interest income on federal funds sold and repurchase agreements increased $2.4 million to $2.8 million for the six months ended June 30, 2005 as a result of an increase in the average yield to 2.60% for the six months ended June 30, 2005, from 0.94% for the six months ended June 30, 2004, coupled with an increase of $136.5 million in the average balance of the portfolio. Interest income on FHLB-NY stock increased $990,000 to $2.8 million for the six months ended June 30, 2005, from $1.8 million for the six months ended June 30, 2004.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2005 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2005, previously discussed.

Interest Expense

Interest expense for the three months ended June 30, 2005 increased $9.7 million to $148.9 million, from $139.2 million for the three months ended June 30, 2004. This increase was primarily the result of an increase of $640.4 million in the average balance of interest-bearing liabilities to $21.33 billion for the three months ended June 30, 2005, from $20.69 billion for the three months ended June 30, 2004, coupled with an increase in the average cost of interest-bearing liabilities to 2.79% for the three months ended June 30, 2005, from 2.69% for the three months ended June 30, 2004. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowed funds. The increase in the average cost of interest-bearing liabilities reflects the impact of the significant increases in the average balances of certificates of deposit and our new Liquid CDs, which have a higher average cost than our other deposit products, coupled with the impact of the increase in short-term interest rates over the past year on our short-term borrowings.

Interest expense on deposits increased $10.2 million, to $67.1 million for the three months ended June 30, 2005, from $56.9 million for the three months ended June 30, 2004, primarily due to an increase of $872.3 million in the average balance of total deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit and Liquid CDs, partially offset by decreases in the average balances of money market and savings accounts, primarily as a result of continued intense competition for these types of deposits. The average cost of total deposits increased to 2.13% for the three months ended June 30, 2005, from 1.95% for the three months ended June 30, 2004, primarily due to the previously discussed significant increases in the average balances of certificates of deposit and Liquid CDs.

Interest expense on certificates of deposit, excluding Liquid CDs, increased $7.9 million to $60.1 million for the three months ended June 30, 2005, from $52.2 million for the three months ended June 30, 2004, primarily due to an increase of $986.9 million in the average balance, slightly offset by a decrease in the average cost to 3.43% for the three months ended June 30, 2005, from 3.47% for the three months ended June 30, 2004. The increase in the average balance of certificates of deposit was primarily a result of the success of our marketing campaigns which focused on attracting medium-term certificates of deposit as part of our interest rate risk management strategy to extend liabilities as well as to enable us to reduce borrowings. During the three months ended June 30, 2005, excluding Liquid CDs, $804.4 million of certificates of deposit, with a weighted average rate of 2.54% and a weighted average maturity at inception of seventeen months, matured and $839.4 million of certificates of deposit were issued or repriced, with a weighted average rate of 3.09% and a weighted average maturity at inception of sixteen months. Interest expense on Liquid CDs totaled $1.9 million for the three months ended June 30, 2005. Our new Liquid CDs had an average balance of $291.7 million and an average cost of 2.57% for the three months ended June 30, 2005.

Interest expense on borrowed funds for the three months ended June 30, 2005 decreased $547,000 to $81.8 million, from $82.3 million for the three months ended June 30, 2004, resulting from a decrease of $231.9 million in the average balance, partially offset by an increase in the average cost to 3.74% for the three months ended June 30, 2005, from 3.66% for the three months ended June 30, 2004. The decrease in the average balance of borrowed funds was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowed funds reflects the impact of the increase in short-term interest rates over the past year on our short-term borrowings.

Interest expense for the six months ended June 30, 2005 increased $11.0 million to $296.8 million, from $285.8 million for the six months ended June 30, 2004. This increase was primarily the result of an increase of $820.6 million in the average balance of interest-bearing liabilities to $21.53 billion for the six months ended June 30, 2005, from $20.71 billion for the six months ended June 30, 2004, partially offset by decreases in the average cost of borrowed funds and certificates of deposit, excluding Liquid CDs. The increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowed funds. Although the average cost of borrowed funds and certificates of deposit decreased, the average cost of total interest-bearing liabilities remained at 2.76% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to the impact of the significant increases in the average balances of certificates of deposit and Liquid CDs, which have a higher average cost than our other deposit products.

Interest expense on deposits increased $20.9 million to $132.0 million for the six months ended June 30, 2005, from $111.1 million for the six months ended June 30, 2004, primarily due to an increase of $1.03 billion in the average balance of total deposits. The average cost of total deposits increased to 2.11% for the six months ended June 30, 2005, from 1.94% for the six months ended June 30, 2004. The principal reasons for the changes in the average balance and average cost of total deposits for the six months ended June 30, 2005 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2005, previously discussed.

Interest expense on certificates of deposit, excluding Liquid CDs, increased $17.4 million to $119.0 million for the six months ended June 30, 2005, from $101.6 million for the six months ended June 30, 2004, primarily due to an increase of $1.14 billion in the average balance, partially offset by a decrease in the average cost to 3.41% for the six months ended June 30, 2005, from 3.49% for the six months ended June 30, 2004. The increase in the average balance of certificates of deposit is primarily due to the success of our marketing campaigns, previously discussed. During the six months ended June 30, 2005, excluding Liquid CDs, $1.82 billion of certificates of deposit, with a weighted average rate of 2.85% and a weighted average maturity at inception of twenty-one months, matured and $1.95 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.04% and a weighted average maturity at inception of eighteen months. Interest expense on Liquid CDs totaled $2.9 million for the six months ended June 30, 2005. Our new Liquid CDs had an average balance of $234.3 million and an average cost of 2.51% for the six months ended June 30, 2005.

Interest expense on borrowed funds for the six months ended June 30, 2005 decreased $10.0 million to $164.7 million, from $174.7 million for the six months ended June 30, 2004, resulting from a decrease in the average cost to 3.65% for the six months ended June 30, 2005, from 3.79% for the six months ended June 30, 2004, coupled with a decrease of $213.7 million in the average balance. The decrease in the average cost of borrowed funds reflects the impact of the repayment and refinancing of higher cost borrowings as they matured at substantially lower rates during the six months ended June 30, 2004, coupled with the use of short-term borrowings. The decrease in the average balance of borrowed funds was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios.

Provision for Loan Losses

During the three and six months ended June 30, 2005 and 2004, no provision for loan losses was recorded. We review our allowance for loan losses on a quarterly basis. Our 2005 analyses did not indicate that a change in our allowance for loan losses was warranted. Our net charge-off experience for the six months ended June 30, 2005 remained at an annualized rate of less than one basis point of average loans outstanding and was one basis point of average loans outstanding, annualized, for the three months ended June 30, 2005. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $82.5 million at June 30, 2005 and $82.8 million at December 31, 2004. Net loan charge-offs totaled $211,000 for the three months ended June 30, 2005, compared to $148,000 for the three months ended June 30, 2004, and $239,000 for the six months ended June 30, 2005, compared to $303,000 for the six months ended June 30, 2004. Non-performing loans decreased $3.9 million to $28.7 million at June 30, 2005, from $32.6 million at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans increased to 287.86% at June 30, 2005, from 254.02% at December 31, 2004, primarily due to the decrease in non-performing loans from December 31, 2004 to June 30, 2005. The allowance for loan losses as a percentage of total loans was 0.60% at June 30, 2005 and 0.62% at December 31, 2004. For further discussion of non-performing loans and the allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended June 30, 2005 decreased $5.4 million to $22.5 million, from $27.9 million for the three months ended June 30, 2004, primarily due to a decrease in mortgage banking income, net. For the six months ended June 30, 2005, non-interest income decreased $2.7 million to $47.3 million, from $50.0 million for the six months ended June 30, 2004, primarily due to a decrease in mortgage banking income, net, coupled with a decrease in net gain on sales of securities. These decreases in non-interest income for the three and six months ended June 30, 2005, compared to the three and six months ended June 30, 2004, were partially offset by increases in customer service fees and other non-interest income.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $7.9 million to a mortgage banking loss, net of $1.6 million for the three months ended June 30, 2005, compared to mortgage banking income, net of $6.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, mortgage banking income, net, decreased $3.7 million to mortgage banking income, net of $1.4 million, compared to mortgage banking income, net of $5.1 million for the six months ended June 30, 2004. These decreases were primarily due to changes in the valuation allowance for the impairment of MSR. We recorded provisions in the valuation allowance for the impairment of MSR of $2.5 million for the three months ended June 30, 2005 and $67,000 for the six months ended June 30, 2005, compared to recoveries of $5.2 million for the three months ended June 30, 2004 and $3.8 million for the six months ended June 30, 2004. The provisions recorded during the three and six months ended June 30, 2005 were primarily due to an increase in projected loan prepayment speeds as of June 30, 2005, which was a result of the decrease in medium- and long-term interest rates from March 31, 2005 to June 30, 2005. The recoveries recorded during the three and six months ended June 30, 2004 reflect a decrease in projected loan prepayment speeds as of June 30, 2004, which was a result of the increase in interest rates from March 31, 2004 to June 30, 2004.

Customer service fees increased $1.7 million to $16.3 million for the three months ended June 30, 2005, from $14.6 million for the three months ended June 30, 2004 and increased $3.0 million to $31.3 million for the six months ended June 30, 2005, from $28.3 million for the six months ended June 30, 2004. The increases were primarily due to increases in insufficient fund fees related to transaction accounts, commissions on sales of annuities and an increase in the monthly service fees charged to customers for membership in our Plus Package program, which offers credit card protection and purchase discounts, among other benefits. Other non-interest income increased $886,000 to $2.5 million for the three months ended June 30, 2005, from $1.6 million for the three months ended June 30, 2004 and $973,000 to $4.0 million for the six months ended June 30, 2005, from $3.1 million for the six months ended June 30, 2004. These increases were primarily due to a gain recognized on the sale of an inactive subsidiary in the 2005 second quarter.

There were no sales of securities during the six months ended June 30, 2005. During the six months ended June 30, 2004, we sold other securities with an amortized cost of $20.3 million for a net gain of $2.4 million. Gains on sales of securities have been used in the past as a natural hedge to offset MSR valuation allowance adjustments caused by the impairment of MSR.

Non-Interest Expense

Non-interest expense increased $2.2 million to $57.6 million for the three months ended June 30, 2005, from $55.4 million for the three months ended June 30, 2004, primarily due to an increase in other expense. For the six months ended June 30, 2005, non-interest expense increased $5.7 million to $118.1 million, from $112.4 million for the six months ended June 30, 2004, primarily due to increases in other expense and advertising expense, partially offset by decreases in compensation and benefits expense and occupancy, equipment and systems expense.

Other expense increased $1.6 million to $9.5 million for the three months ended June 30, 2005, from $7.9 million for the three months ended June 30, 2004 and increased $4.2 million to $18.8 million for the six months ended June 30, 2005, from $14.6 million for the six months ended June 30, 2004, primarily due to increased legal fees and other costs as a result of the trial in the action entitled The Long Island Savings Bank, FSB et al. vs. The United States pending in the United States Court of Federal Claims. See Part II, Item 1, "Legal Proceedings" for further discussion of this action. As a result of the completion of the trial phase of this lawsuit, we anticipate a significant reduction in legal fees related to the goodwill litigation in the second half of 2005 as compared to the first half of 2005.

Advertising expense increased $2.4 million to $5.8 million for the six months ended June 30, 2005, from $3.4 million for the six months ended June 30, 2004, primarily due to increased advertising related to, among other things, the introduction of a business banking marketing campaign in the 2005 first quarter.

Our percentage of general and administrative expense to average assets was 1.00% for the three months ended June 30, 2005 and 1.02% for the six months ended June 30, 2005, compared to 0.99% for the three months ended June 30, 2004 and 1.00% for the six months ended June 30, 2004. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 40.01% for the three months ended June 30, 2005 and 40.19% for the six months ended June 30, 2005, compared to 39.21% for the three months ended June 30, 2004 and 40.46% for the six months ended June 30, 2004.

Income Tax Expense

Income tax expense totaled $28.9 million for the three months ended June 30, 2005 and $58.9 million for the six months ended June 30, 2005, representing an effective tax rate of 33.5% for the three and six months ended June 30, 2005. Income tax expense totaled $28.3 million for the three months ended June 30, 2004 and $54.5 million for the six months ended June 30, 2004, representing an effective tax rate of 33.0% for the three and six months ended June 30, 2004.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

                                                    At June 30,   At December 31,
(Dollars in Thousands)                                  2005            2004
-------------------------------------------------   -----------   ---------------
Non-accrual delinquent mortgage loans (1)             $26,193         $31,462
Non-accrual delinquent consumer and other loans           589             544
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                          1,884             573
                                                      -------         -------
Total non-performing loans                             28,666          32,579
Real estate owned, net (3)                              1,414             920
                                                      -------         -------
Total non-performing assets                           $30,080         $33,499
                                                      =======         =======

Non-performing loans to total loans                      0.21%           0.25%
Non-performing loans to total assets                     0.13            0.14
Non-performing assets to total assets                    0.13            0.14
Allowance for loan losses to non-performing loans      287.86          254.02
Allowance for loan losses to total loans                 0.60            0.62

(1) Includes multi-family and commercial real estate loans totaling $5.4 million at June 30, 2005 and $11.5 million at December 31, 2004.

(2) Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of June 30, 2005, $6.8 million of mortgage loans classified as non-performing had missed only two payments. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $855,000 for the six months ended June 30, 2005 and $884,000 for the six months ended June 30, 2004. This compares to actual payments recorded as interest income, with respect to such loans, of $325,000 for the six months ended June 30, 2005 and $368,000 for the six months ended June 30, 2004.

In addition to the non-performing loans, we had $1.5 million of potential problem loans at June 30, 2005, compared to $4.1 million at December 31, 2004. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

                                           At June 30, 2005                   At December 31, 2004
                                  ----------------------------------   ----------------------------------
                                     60-89 Days      90 Days or More      60-89 Days      90 Days or More
                                  ---------------   ----------------   ---------------   ----------------
                                  Number            Number             Number            Number
                                    of                of                 of                of
(Dollars in Thousands)             Loans   Amount    Loans    Amount    Loans   Amount    Loans    Amount
-------------------------------   ------   ------   ------   -------   ------   ------   ------   -------
Mortgage loans:
   One-to-four family                 5    $  422      92    $20,757       6    $  805      98    $20,497
   Multi-family                      --        --       9      2,979       4       460      12      8,843
   Commercial real estate            --        --       5      3,107      --        --       4      2,695
   Construction                       1       490       2      1,234       2     1,994      --         --
Consumer and other loans             57       555      54        589      56       880      57        544
                                    ---    ------     ---    -------     ---    ------     ---    -------
Total delinquent loans               63    $1,467     162    $28,666      68    $4,139     171    $32,579
                                    ===    ======     ===    =======     ===    ======     ===    =======
Delinquent loans to total loans              0.01%              0.21%             0.03%              0.25%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the six months ended June 30, 2005.

                                                                  (In Thousands)
                                                                  --------------
Balance at December 31, 2004                                         $82,758
Provision charged to operations                                           --
Charge-offs:
   One-to-four family                                                   (163)
   Consumer and other loans                                             (294)
                                                                     -------
Total charge-offs                                                       (457)
                                                                     -------
Recoveries:
   One-to-four family                                                      8
   Multi-family                                                           34
   Consumer and other loans                                              176
                                                                     -------
Total recoveries                                                         218
                                                                     -------
Net charge-offs                                                         (239)
                                                                     -------
Balance at June 30, 2005                                             $82,519
                                                                     =======

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, the primary component of our market risk is interest rate risk, or IRR. The objective of our IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by the OTS, in the case of Astoria Federal, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity, or NII sensitivity, analysis. Additional IRR modeling is done by Astoria Federal in conformity with OTS requirements.

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at June 30, 2005 was negative 6.01%. This compares to a one-year cumulative gap of negative 2.87% at December 31, 2004.

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

                                                                    At June 30, 2005
                                          --------------------------------------------------------------------
                                                          More than     More than
                                                           One Year    Three Years
                                            One Year          to            to        More than
(Dollars in Thousands)                      or Less      Three Years    Five Years    Five Years      Total
---------------------------------------   -----------    -----------   -----------   -----------   -----------
Interest-earning assets:
   Mortgage loans (1)                     $ 3,463,808    $4,936,206     $4,356,466   $   390,149   $13,146,629
   Consumer and other loans (1)               488,692        21,986         10,884            --       521,562
   Repurchase agreements                      154,264            --             --            --       154,264
   Mortgage-backed and other securities
      available-for-sale                      423,345       677,669        602,611       491,830     2,195,455
   Mortgage-backed and other securities
      held-to-maturity                      1,445,988     2,015,262      1,538,336       631,660     5,631,246
   FHLB-NY stock                                   --            --             --       123,145       123,145
                                          -----------    ----------     ----------   -----------   -----------
Total interest-earning assets               5,976,097     7,651,123      6,508,297     1,636,784    21,772,301
Net unamortized purchase premiums and
   deferred costs (2)                          21,202        26,004         23,299           492        70,997
                                          -----------    ----------     ----------   -----------   -----------
Net interest-earning assets (3)             5,997,299     7,677,127      6,531,596     1,637,276    21,843,298
                                          -----------    ----------     ----------   -----------   -----------
Interest-bearing liabilities:
   Savings                                    152,986       305,974        305,974     2,014,331     2,779,265
   Money market                               655,571        16,449         16,449       123,367       811,836
   NOW and demand deposit                      43,802        87,600         87,600     1,352,909     1,571,911
   Liquid certificates of deposit             331,746            --             --            --       331,746
   Certificates of deposit                  3,336,757     2,840,613        853,477        59,622     7,090,469
   Borrowed funds, net (4)                  2,848,252     3,618,680      1,718,952       378,029     8,563,913
                                          -----------    ----------     ----------   -----------   -----------
Total interest-bearing liabilities          7,369,114     6,869,316      2,982,452     3,928,258    21,149,140
                                          -----------    ----------     ----------   -----------   -----------
Interest sensitivity gap                   (1,371,815)      807,811      3,549,144    (2,290,982)  $   694,158
                                          ===========    ==========     ==========   ===========   ===========
Cumulative interest sensitivity gap       $(1,371,815)   $ (564,004)    $2,985,140   $   694,158
                                          ===========    ==========     ==========   ===========

Cumulative interest sensitivity gap as
   a percentage of total assets                 (6.01)%       (2.47)%        13.08%         3.04%
Cumulative net interest-earning assets
   as a percentage of interest-bearing
   liabilities                                  81.38%        96.04%        117.33%       103.28%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2005 would decrease by approximately 4.61% from the base projection. At December 31, 2004, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 4.50% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2005 would increase by approximately 1.34% from the base projection. The interest rate environment which existed at December 31, 2004 prevented us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation since the assumptions which would have been used for a down 200 basis point interest rate scenario related to asset and liability pricing, market yields and customer behavior, given the low level of interest rates, would not have produced reasonable and meaningful results. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 1.12% from the base projection. At June 30, 2005, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning July 1, 2005 would increase by approximately 0.62% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from the NII sensitivity analysis. These include income from bank owned life insurance, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2005 would increase by approximately $6.3 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2005 would decrease by approximately $8.2 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2004 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain. The ultimate outcomes of such actions and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation.

The trial in the action entitled The Long Island Savings Bank, FSB et al vs. The United States commenced on January 18, 2005 and concluded on July 7, 2005. In our closing argument on July 7, 2005, we asked the Court to award damages totaling $594.0 million from the U.S. government for breach of contract in connection with a 1983 Assistance Agreement between the Long Island Savings Bank, FSB, which was acquired by us in 1998, and the Federal Savings and Loan Insurance Corporation. The United States is contesting both their liability and the extent of damages. We are currently awaiting the decision of the Court. No assurance can be given as to the timing or content of the Court's decision or the ultimate outcome in this matter.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended June 30, 2005.

                                                    Total Number           Maximum
                          Total                      of Shares         Number of Shares
                        Number of     Average    Purchased as Part     that May Yet Be
                          Shares    Price Paid      of Publicly      Purchased Under the
        Period          Purchased    per Share    Announced Plans           Plans
---------------------   ---------   ----------   -----------------   -------------------
April 1, 2005 through
   April 30, 2005         335,000     $25.52           335,000            5,399,800
May 1, 2005 through
   May 31, 2005           780,000     $27.40           780,000            4,619,800
June 1, 2005 through
   June 30, 2005          385,000     $28.02           385,000            4,234,800
                        ---------     ------         ---------
Total                   1,500,000     $27.14         1,500,000
                        =========     ======         =========

All of the shares repurchased during the three months ended June 30, 2005 were repurchased under our tenth stock repurchase plan, approved by our Board of Directors on May 19, 2004, which authorized the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders, referred to as the Annual Meeting, was held May 18, 2005. At the Annual Meeting, our shareholders re-elected George L. Engelke, Jr., Peter C. Haeffner, Jr., Ralph F. Palleschi and Leo J. Waters as directors, each to serve for a three year term, and Robert J. Conway as director to serve for a two year term. In all cases, directors serve until their respective successors are duly elected and qualified. The shareholders also approved the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation and ratified our appointment of KPMG LLP as our independent registered public accounting firm for our 2005 fiscal year.

The number of votes cast with respect to each matter acted upon at the Annual Meeting was as follows:

(a)  Election of Directors:

                             For       Withheld
                         ----------   ---------
George L. Engelke, Jr.   94,596,232   7,651,366
Robert J. Conway         98,568,398   3,679,200
Peter C. Haeffner, Jr.   98,808,005   3,439,593
Ralph F. Palleschi       98,504,280   3,743,318
Leo J. Waters            98,746,837   3,500,761

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(b) Approval of the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation:

For:         64,360,408
Against:     21,841,058
Abstained:      620,043

     There were 15,426,089 broker held non-voted shares represented at the meeting with respect to this proposal.

(c) Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of Astoria Financial Corporation for the 2005 fiscal year:

For:         100,611,862
Against:       1,271,512
Abstained:       364,224

     There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit No.                        Identification of Exhibit
-----------                        -------------------------
   10.1       2005 Re-designated, Amended and Restated Stock Incentive Plan for
              Officers and Employees of Astoria Financial Corporation
              (Incorporated by reference to Astoria Financial Corporation's Form
              14-A Definitive Proxy Statement filed on April 11, 2005 (File
              Number 001-11967)).

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

                                         Astoria Financial Corporation


Dated: August 4, 2005                    By: /s/ Monte N. Redman
                                             -----------------------------------
                                             Monte N. Redman
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No.                        Identification of Exhibit
-----------                        -------------------------
   10.1       2005 Re-designated, Amended and Restated Stock Incentive Plan for
              Officers and Employees of Astoria Financial Corporation
              (Incorporated by reference to Astoria Financial Corporation's Form
              14-A Definitive Proxy Statement filed on April 11, 2005 (File
              Number 001-11967)).

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