Form 10-Q
period 2005-09-30
ASTORIA FINANCIAL CORP
filed 2005-11-04
CIK 910322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES  [ ]    NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Classes of Common Stock       Number of Shares Outstanding, October 31, 2005
    -----------------------       ----------------------------------------------

         .01 Par Value                                      106,424,350
         -------------                                      -----------

                         PART I -- FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.    Financial Statements (Unaudited):

           Consolidated Statements of Financial Condition at September 30, 2005
           and December 31, 2004                                                       2

           Consolidated Statements of Income for the Three and Nine Months
           Ended September 30, 2005 and September 30, 2004                             3

           Consolidated Statement of Changes in Stockholders' Equity for the
           Nine Months Ended September 30, 2005                                        4

           Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2005 and September 30, 2004                                   5

           Notes to Consolidated Financial Statements                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                 39

Item 4.    Controls and Procedures                                                    42

                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                          43

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                43

Item 3.    Defaults Upon Senior Securities                                            44

Item 4.    Submission of Matters to a Vote of Security Holders                        44

Item 5.    Other Information                                                          44

Item 6.    Exhibits                                                                   44


Signatures                                                                            44


                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                  (Unaudited)
                                                                                       At                    At
(In Thousands, Except Share Data)                                              September 30, 2005     December 31, 2004
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                            $   149,443           $   138,809
Repurchase agreements                                                                  272,505               267,578
Available-for-sale securities:
   Encumbered                                                                        1,632,166             2,104,239
   Unencumbered                                                                        344,448               302,644
------------------------------------------------------------------------------------------------------------------------
                                                                                     1,976,614             2,406,883
Held-to-maturity securities, fair value of $5,040,661 and $6,306,760, respectively:
   Encumbered                                                                        4,836,190             5,273,385
   Unencumbered                                                                        275,711             1,029,551
------------------------------------------------------------------------------------------------------------------------
                                                                                     5,111,901             6,302,936
Federal Home Loan Bank of New York stock, at cost                                      123,145               163,700
Loans held-for-sale, net                                                                28,120                23,802
Loans receivable:
   Mortgage loans, net                                                              13,579,487            12,746,134
   Consumer and other loans, net                                                       527,433               517,145
------------------------------------------------------------------------------------------------------------------------
                                                                                    14,106,920            13,263,279
   Allowance for loan losses                                                           (82,047)              (82,758)
------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                               14,024,873            13,180,521
Mortgage servicing rights, net                                                          17,214                16,799
Accrued interest receivable                                                             80,251                79,144
Premises and equipment, net                                                            151,183               157,107
Goodwill                                                                               185,151               185,151
Bank owned life insurance                                                              378,601               374,719
Other assets                                                                           131,677               118,720
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $22,630,678           $23,415,869
========================================================================================================================

LIABILITIES:
Deposits:
   Savings                                                                         $ 2,636,201           $ 2,929,120
   Money market                                                                        729,552               965,288
   NOW and demand deposit                                                            1,547,769             1,580,714
   Liquid certificates of deposit                                                      479,372                     -
   Certificates of deposit                                                           7,412,756             6,848,135
------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                      12,805,650            12,323,257
Reverse repurchase agreements                                                        6,280,000             7,080,000
Federal Home Loan Bank of New York advances                                          1,381,000             1,934,000
Other borrowings, net                                                                  438,498               455,835
Mortgage escrow funds                                                                  164,441               122,088
Accrued expenses and other liabilities                                                 174,345               130,925
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   21,243,934            22,046,105

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,800,000 shares authorized and -0- shares issued and outstanding)              -                     -
   Series B (2,000,000 shares authorized and -0- shares issued and outstanding)              -                     -
Common stock, $.01 par value; (200,000,000 shares authorized;
   166,494,888 shares issued; and 106,929,850 and 110,304,669 shares
   outstanding, respectively)                                                            1,665                 1,665
Additional paid-in capital                                                             821,265               811,777
Retained earnings                                                                    1,735,962             1,623,571
Treasury stock (59,565,038 and 56,190,219 shares, at cost, respectively)            (1,110,830)           (1,013,726)
Accumulated other comprehensive loss                                                   (37,452)              (28,592)
Unallocated common stock held by ESOP (6,513,854 and 6,802,146
    shares, respectively)                                                              (23,866)              (24,931)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           1,386,744             1,369,764
------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                         $22,630,678           $23,415,869
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)

                                                                           For the                   For the
                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,              September 30,
                                                                  ----------------------------------------------------
(In Thousands, Except Share Data)                                     2005         2004         2005           2004
----------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
     One-to-four family                                          $ 115,118    $ 105,299     $ 339,598     $ 320,854
     Multi-family, commercial real estate and construction          60,951       56,617       177,447       164,882
   Consumer and other loans                                          8,199        5,385        22,455        15,073
   Mortgage-backed and other securities                             82,072       95,650       264,520       273,590
   Federal funds sold and repurchase agreements                      1,056          325         3,866           701
   Federal Home Loan Bank of New York stock                          1,577          804         4,400         2,637
----------------------------------------------------------------------------------------------------------------------
Total interest income                                              268,973      264,080       812,286       777,737
----------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                          71,903       62,116       203,928       173,248
  Borrowed funds                                                    78,534       80,106       243,262       254,802
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                             150,437      142,222       447,190       428,050
----------------------------------------------------------------------------------------------------------------------
Net interest income                                                118,536      121,858       365,096       349,687
Provision for loan losses                                                -            -             -             -
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                118,536      121,858       365,096       349,687
----------------------------------------------------------------------------------------------------------------------
Non-interest income:
  Customer service fees                                             17,798       15,316        49,049        43,619
  Other loan fees                                                    1,397        1,186         3,643         3,636
  Net gain on sales of securities                                        -        2,279             -         4,651
  Mortgage banking income (loss), net                                3,703       (1,229)        5,067         3,904
  Income from bank owned life insurance                              4,070        4,208        12,435        12,886
  Other                                                              1,404        2,276         5,446         5,345
----------------------------------------------------------------------------------------------------------------------
Total non-interest income                                           28,372       24,036        75,640        74,041
----------------------------------------------------------------------------------------------------------------------
Non-interest expense:
  General and administrative:
    Compensation and benefits                                       31,060       30,500        91,817        91,546
    Occupancy, equipment and systems                                15,978       15,943        47,790        48,434
    Federal deposit insurance premiums                                 432          439         1,327         1,329
    Advertising                                                      1,765        1,652         7,540         5,062
    Other                                                            8,680       10,634        27,516        25,200
----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                          57,915       59,168       175,990       171,571
----------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                    88,993       86,726       264,746       252,157
Income tax expense                                                  29,814       28,619        88,692        83,136
----------------------------------------------------------------------------------------------------------------------
Net income                                                       $  59,179    $  58,107     $ 176,054     $ 169,021
======================================================================================================================
Basic earnings per common share                                  $    0.59    $    0.54     $    1.72     $    1.55
======================================================================================================================
Diluted earnings per common share                                $    0.57    $    0.53     $    1.69     $    1.52
======================================================================================================================
Dividends per common share                                       $    0.20    $    0.17     $    0.60     $    0.50
======================================================================================================================
Basic weighted average common shares                           101,058,022  107,072,907   102,149,797   109,118,145
Diluted weighted average common and common equivalent shares   103,088,233  108,728,370   104,069,045   110,970,129


See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2005

                                                                                                                       Unallocated
                                                                                                          Accumulated     Common
                                                                       Additional                            Other        Stock
                                                               Common    Paid-in   Retained    Treasury  Comprehensive     Held
(In Thousands, Except Share Data)                    Total      Stock    Capital   Earnings     Stock        Loss        by ESOP
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                      $1,369,764   $1,665   $811,777  $1,623,571 $(1,013,726)  $(28,592)    $(24,931)

Comprehensive income:
  Net income                                         176,054        -          -     176,054           -          -            -
  Other comprehensive (loss) income, net of tax:
    Net unrealized loss on securities                 (9,003)       -          -           -           -     (9,003)           -
    Reclassification of net unrealized loss
       on cash flow hedge                                143        -          -           -           -        143            -
                                                  ----------
Comprehensive income                                 167,194
                                                  ----------

Common stock repurchased
    (4,082,500 shares)                              (110,030)       -          -           -    (110,030)         -            -

Dividends on common stock ($0.60 per share)          (61,309)       -          -     (61,309)          -          -            -

Exercise of stock options and
    related tax benefit (707,681 shares issued)       13,351        -      2,779      (2,354)     12,926          -            -

Amortization relating to allocation
    of ESOP stock                                      7,774        -      6,709           -           -          -        1,065
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2005                     $1,386,744   $1,665   $821,265  $1,735,962 $(1,110,830)  $(37,452)    $(23,866)
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                 ---------------------------------------
(In Thousands)                                                                         2005                 2004
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $   176,054           $   169,021
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net premium amortization on mortgage loans and
       mortgage-backed securities                                                       13,336                26,678
     Net amortization on consumer and other loans,
       other securities and borrowings                                                   3,550                 3,046
     Net provision for real estate losses                                                   56                     -
     Depreciation and amortization                                                      10,488                10,024
     Net gain on sales of loans and securities                                          (2,750)               (7,488)
     Originations of loans held-for-sale                                              (286,632)             (251,602)
     Proceeds from sales and principal repayments of loans held-for-sale               285,064               260,330
     Amortization relating to allocation of ESOP stock                                   7,774                 7,719
     Increase in accrued interest receivable                                            (1,107)               (2,363)
     Mortgage servicing rights amortization, valuation
       allowance adjustments and capitalized amounts, net                                 (415)                  577
     Income from bank owned life insurance, net of insurance proceeds received          (3,882)               (4,396)
     Increase in other assets                                                           (5,494)              (11,506)
     Increase in accrued expenses and other liabilities                                 46,199                17,597
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                         242,241               217,637
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Originations of loans receivable                                               (2,594,658)           (2,379,456)
     Loan purchases through third parties                                             (642,358)             (746,388)
     Principal payments on loans receivable                                          2,375,145             2,985,557
     Purchases of securities held-to-maturity                                         (177,599)           (1,978,887)
     Purchases of securities available-for-sale                                            (25)             (498,249)
     Principal payments on securities held-to-maturity                               1,368,629             1,529,630
     Principal payments on securities available-for-sale                               415,953               548,807
     Proceeds from sales of securities available-for-sale                                    -               170,189
     Net redemptions of FHLB-NY stock                                                   40,555                68,500
     Proceeds from sales of real estate owned, net                                       1,263                 2,093
     Purchases of premises and equipment, net of proceeds from sales                    (4,564)               (7,362)
------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                               782,341              (305,566)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                                          482,393               983,275
     Net (decrease) increase in borrowings with original terms of three months
       or less                                                                      (1,303,000)              212,592
     Proceeds from borrowings with original terms greater than three months            700,000             2,400,000
     Repayments of borrowings with original terms greater than three months           (770,000)           (3,330,000)
     Net increase in mortgage escrow funds                                              42,353                40,636
     Common stock repurchased                                                         (110,030)             (166,569)
     Cash dividends paid to stockholders                                               (61,309)              (54,610)
     Cash received for stock options exercised                                          10,572                16,903
------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                            (1,009,021)              102,227
------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               15,561                14,298
Cash and cash equivalents at beginning of period                                       406,387               239,754
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   421,948           $   254,052
========================================================================================================================
Supplemental disclosures:
   Cash paid during the period:
     Interest                                                                      $   448,222           $   438,473
========================================================================================================================
     Income taxes                                                                  $    75,262           $    67,579
========================================================================================================================
   Additions to real estate owned                                                  $     1,695           $       836
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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2005 and December 31, 2004, our results of operations for the three and nine months ended September 30, 2005 and 2004, changes in our stockholders' equity for the nine months ended September 30, 2005 and our cash flows for the nine months ended September 30, 2005 and 2004. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2005 and December 31, 2004, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

These consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K.

2.   Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

                                                           For the Three Months Ended September 30,
                                                      ------------------------------------------------
                                                              2005                      2004
                                                      ------------------------------------------------
                                                      Basic         Diluted       Basic        Diluted
(In Thousands, Except Per Share Data)                 EPS           EPS           EPS          EPS (1)
------------------------------------------------------------------------------------------------------
Net income                                       $    59,179   $    59,179   $    58,107   $    58,107
======================================================================================================

Total weighted average basic
   common shares outstanding                         101,058       101,058       107,073       107,073
Effect of dilutive securities:
   Options                                                 -         2,030             -         1,655
------------------------------------------------------------------------------------------------------
Total weighted average basic and diluted
   common shares outstanding                         101,058       103,088       107,073       108,728
======================================================================================================

Net earnings per common share                    $      0.59   $      0.57   $      0.54   $      0.53
======================================================================================================
                                                            For the Nine Months Ended September 30,
                                                      ------------------------------------------------
                                                            2005                       2004
                                                      ------------------------------------------------
                                                      Basic       Diluted        Basic        Diluted
(In Thousands, Except Per Share Data)                 EPS           EPS          EPS            EPS
------------------------------------------------------------------------------------------------------
Net income                                       $   176,054   $   176,054   $   169,021   $   169,021
======================================================================================================

Total weighted average basic
   common shares outstanding                         102,150       102,150       109,118       109,118
Effect of dilutive securities:
   Options                                                 -         1,919             -         1,852
------------------------------------------------------------------------------------------------------
Total weighted average basic and diluted
   common shares outstanding                         102,150       104,069       109,118       110,970
======================================================================================================

Net earnings per common share                    $      1.72   $      1.69   $      1.55   $      1.52
======================================================================================================


(1) Options to purchase 1,498,800 shares of common stock at prices between $24.17 per share and $24.40 per share were outstanding as of September 30, 2004, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended September 30, 2004.



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

                                                For the Three Months Ended    For the Nine Months Ended
                                                        September 30,                September 30,
                                                --------------------------    -------------------------
(In Thousands, Except Per Share Data)                2005          2004           2005         2004
-------------------------------------------------------------------------------------------------------
Net income:
    As reported                                  $    59,179   $    58,107   $   176,054   $   169,021
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effect                       1,501         1,171         4,811         3,885
                                                 -----------   -----------   -----------   -----------
    Pro forma                                    $    57,678   $    56,936   $   171,243   $   165,136
                                                 ===========   ===========   ===========   ===========

Basic earnings per common share:
    As reported                                  $      0.59   $      0.54   $      1.72   $      1.55
                                                 ===========   ===========   ===========   ===========
    Pro forma                                    $      0.57   $      0.53   $      1.68   $      1.51
                                                 ===========   ===========   ===========   ===========

Diluted earnings per common share:
    As reported                                  $      0.57   $      0.53   $      1.69   $      1.52
                                                 ===========   ===========   ===========   ===========
    Pro forma                                    $      0.56   $      0.52   $      1.64   $      1.48
                                                 ===========   ===========   ===========   ===========


4.  Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

                                                                                            Other Postretirement
                                                      Pension Benefits                            Benefits
                                             -----------------------------------        -------------------------------
                                                 For the Three Months Ended               For the Three Months Ended
                                                       September 30,                            September 30,
                                             -----------------------------------        -------------------------------
(In Thousands)                                2005                  2004                2005                   2004
-----------------------------------------------------------------------------------------------------------------------
Service cost                               $   821               $   834               $  137               $  128
Interest cost                                2,460                 2,458                  261                  272
Expected return on plan assets              (2,932)               (2,912)                   -                    -
Amortization of prior service cost             126                    40                   10                   10
Recognized net actuarial loss                  644                   647                    -                    -
Amortization of transition asset                 -                    (9)                   -                    -
-----------------------------------------------------------------------------------------------------------------------
Net periodic cost                          $ 1,119               $ 1,058               $  408               $  410
=======================================================================================================================
                                                                                            Other Postretirement
                                                       Pension Benefits                           Benefits
                                             -----------------------------------        -------------------------------
                                                   For the Nine Months Ended               For the Nine Months Ended
                                                       September 30,                            September 30,
                                             -----------------------------------        -------------------------------
(In Thousands)                                2005                  2004                2005                   2004
-----------------------------------------------------------------------------------------------------------------------
Service cost                               $ 2,529               $ 2,431              $   411              $   384
Interest cost                                7,562                 7,327                  783                  815
Expected return on plan assets              (9,038)               (8,736)                   -                    -
Amortization of prior service cost             297                   120                   30                   31
Recognized net actuarial loss                1,993                 1,894                    -                    -
Amortization of transition asset                 -                   (26)                   -                    -
-----------------------------------------------------------------------------------------------------------------------
Net periodic cost                          $ 3,343               $ 3,010              $ 1,224              $ 1,230
=======================================================================================================================


The net periodic cost of our other postretirement benefit plan for the three and nine months ended September 30, 2005 has been reduced as a result of our adoption of Financial Accounting Standards Board, or FASB, Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," effective December 31, 2004. The reduction was not material to the net periodic cost of our other postretirement benefit plan for the three and nine months ended September 30, 2005.

5.   Goodwill Litigation

We are a party to two actions pending in the U.S. Court of Federal Claims against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

The trial in one of the actions, which is entitled The Long Island
Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, commenced on January 18, 2005 and concluded on July 7, 2005. We asked the Court to award damages totaling $594.0 million from the U.S. government for breach of contract in connection with a 1983 Assistance Agreement between the Long Island Savings Bank, FSB, which was acquired by us in 1998, and the Federal Savings and Loan Insurance Corporation. The Court rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government in this action. The decision is available on the Court's website at http://www.uscfc.uscourts.gov/Opinions/Lettow/05/LETTOW.LongIsland0905.pdf. We anticipate that the United States will file an appeal, given its previous practice in similar cases. No assurance can be given as to the timing, content or ultimate outcome of any such appeal.

The other action, entitled Astoria Federal Savings and Loan Association vs. United States, has not yet been scheduled for trial. The Court is currently considering a summary judgment motion filed by the U.S. government.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation.

6. Impact of Accounting Standards and Interpretations

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

In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment," or SFAS No. 123(R), which requires public entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. For periods before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period beginning after June 15, 2005 with early adoption encouraged. The impact of our adoption of SFAS No. 123(R) on our results of operations for 2006, before the effect of any additional equity based grants, if any, that may be made in 2006, is expected to be a reduction in net income comparable to the reduction shown in Note 3 herein for the nine months ended September 30, 2005 on an annualized basis.

On June 29, 2005, the FASB directed its Staff to issue proposed Staff Position No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," which provides implementation guidance on matters such as impairment evaluations for declines in fair value caused by increases in interest rates and/or sector spreads, as final. The final Staff Position, to be retitled Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or FSP No. 115-1, will supersede Emerging Issues Task Force, or EITF, Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value," and is expected to be issued in the fourth quarter of 2005. FSP No. 115-1 will replace the guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary guidance and will codify the guidance set forth in EITF Topic No. D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP No. 115-1 is to be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. We do not expect the final issuance of FSP No. 115-1 to have a material impact on our financial condition or results of operations.

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

During the nine months ended September 30, 2005, the national and local real estate markets remained strong and continued to support new and existing home sales. The Federal Open Market Committee, or FOMC, raised the federal funds rate six times during the nine months ended September 30, 2005. As a result, U.S. Treasury yields at September 30, 2005 have increased from December 31, 2004, with the exception of the thirty year U.S. Treasury yield, which has decreased. Although U.S. Treasury yields have risen, yields on the longer end of the U.S. Treasury yield curve have not risen to the same degree as shorter term yields. This has resulted in a significant flattening of the U.S. Treasury yield curve, which began in the latter half of 2004 and continued during the first nine months of 2005. In addition, changes in medium- and long-term yields within individual quarters have resulted in variability in cash flows and refinance activity during 2005.

Our total loan portfolio increased during the nine months ended September 30, 2005. This increase was primarily in our mortgage loan portfolio due to the overall reduction in repayment activity in the first nine months of 2005, coupled with continued strong loan origination volume.

Total deposits increased during the nine months ended September 30, 2005. This increase was primarily attributable to our new Liquid certificate of deposit, or Liquid CD, and our certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs, which were introduced in January of this year, have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. Certificates of deposit and Liquid CDs increased as a result of the continued success of our marketing campaigns which have focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities and borrowings portfolios decreased from December 31, 2004, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve.

During the third quarter of 2005 we entered into an agreement with Dovenmuehle Mortgage, Inc., or DMI, to outsource our mortgage servicing. Pursuant to the agreement, DMI will undertake the servicing of Astoria Federal's loan portfolio effective December 2005. The decision to take this action was driven by economics as we continue to strive to increase operating efficiency in all aspects of our operations. While our individual mortgage loan balances are currently larger than in prior years, the number of loans we service has decreased over the past several years, thereby lowering operating efficiency. In addition, we implemented other company-wide cost saving initiatives in an effort to improve future operating efficiency. Our results of operations for the three and nine months ended September 30, 2005 include $1.9 million, before tax, in charges related to the outsourcing of our mortgage servicing and other company-wide cost saving initiatives. These initiatives, which resulted in staff reductions primarily in our mortgage servicing, retail banking and loan origination areas, are expected to result in annual net expense savings of approximately $5.0 million, before tax, beginning in 2006.

Net income for the three months ended September 30, 2005 increased compared to the three months ended September 30, 2004. The increase in net income was primarily due to an increase in non-interest income and a decrease in non-interest expense, substantially offset by a decrease in net interest income. The increase in non-interest income was primarily due to the increase in mortgage banking income, net, and customer service fees, partially offset by a decrease in net gain on sales of securities. The decrease in non-interest expense was primarily attributable to an arbitration award settlement during the 2004 third quarter, partially offset by charges related to the outsourcing of our mortgage servicing and other company-wide cost saving initiatives during the 2005 third quarter. The decrease in net interest income was the result of an increase in interest expense, partially offset by an increase in interest income. The increase in interest expense is primarily due to an increase in interest expense on certificates of deposit and Liquid CDs as a result of the increases in the average balances of these deposits. The increase in interest income was primarily due to the increase in interest income on our loan portfolio, partially offset by the decrease in interest income on our securities portfolio.

Net income for the nine months ended September 30, 2005 increased compared to the nine months ended September 30, 2004. The increase in net income was primarily due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The increase in net interest income is attributable to an increase in interest income, partially offset by an increase in interest expense. The increase in interest income was primarily due to the increase in the average balance of interest-earning assets, coupled with a decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios. The decrease in net premium amortization was primarily due to the reduction in repayment levels during 2005, as well as the reduced amount of unamortized premium remaining in our mortgage-backed securities portfolio. The increase in interest expense is primarily due to an increase in interest expense on certificates of deposit and Liquid CDs as a result of the increases in the average balances of these deposits. The increase in non-interest expense relates primarily to increases in advertising expense and other non-interest expense, including legal fees and other costs related to the LISB goodwill litigation, charges related to the outsourcing of our mortgage servicing and other company-wide cost saving initiatives and charitable contributions, partially offset by an arbitration award settlement in the 2004 third quarter. The increase in non-interest income relates primarily to an increase in customer service fees and mortgage banking income, net, partially offset by a decrease in net gain on sales of securities.

We continue to face a challenging operating environment as a result of rising short-term interest rates and a continuing flattening of the U.S. Treasury yield curve. Accordingly, we expect to continue our strategy of reducing the securities and borrowings portfolios through normal cash flow, while we emphasize deposit and loan growth, all of which will continue to improve the quality of the balance sheet and earnings and should help maintain the net interest margin at current to slightly lower levels during the remainder of 2005 and 2006. This strategy should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of our 2004 Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2004 Annual Report on Form 10-K.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 3, 5, 10 and 12-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting allowance percentages are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the growth in the portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data; however, our focus is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

At September 30, 2005, our MSR, net, had an estimated fair value of $17.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.06%, a weighted average constant prepayment rate on mortgages of 14.59% and a weighted average life of 5.0 years. At December 31, 2004, our MSR, net, had an estimated fair value of $16.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.10%, a weighted average constant prepayment rate on mortgages of 15.33% and a weighted average life of 4.8 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at September 30, 2005, the estimated fair value of our MSR would have been $4.8 million greater. Assuming a decrease in interest rates of 100 basis points at September 30, 2005, the estimated fair value of our MSR would have been $7.0 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. As of September 30, 2005, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

On September 30, 2005 we performed our annual goodwill impairment test. We determined the fair value of our reporting unit to be in excess of its carrying amount by $1.44 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at September 30, 2005, are based on published or securities dealers' market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings. There were no securities write-downs during the nine months ended September 30, 2005. At September 30, 2005, we had 218 securities with an estimated fair value totaling $6.46 billion which had an unrealized loss totaling $138.2 million. Of the securities in an unrealized loss position at September 30, 2005, $1.93 billion, with an unrealized loss of $76.4 million, have been in a continuous unrealized loss position for more than twelve months. At September 30, 2005, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the life of the investments and the high credit quality.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and mortgage-backed and other securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $4.16 billion for the nine months ended September 30, 2005 and $5.06 billion for the nine months ended September 30, 2004. The decrease in loan and securities repayments was primarily the result of the lower levels of mortgage loan refinance activity we experienced during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $242.2 million during the nine months ended September 30, 2005 and $217.6 million during the nine months ended September 30, 2004. Deposits increased $482.4 million during the nine months ended September 30, 2005 and $983.3 million during the nine months ended September 30, 2004. The net increases in deposits for the nine months ended September 30, 2005 and 2004 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. As previously discussed, the net increase in deposits for the nine months ended September 30, 2005 is primarily attributable to an increase in certificates of deposit and our new Liquid CDs as a result of the success of our marketing campaigns which have focused on attracting these types of deposits. During the nine months ended September 30, 2005, $2.53 billion of certificates of deposit, with a weighted average rate of 2.70% and a weighted average maturity at inception of nineteen months, matured and $2.91 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.23% and a weighted average maturity at inception of fifteen months.

Net borrowings decreased $1.37 billion during the nine months ended September 30, 2005 and $712.1 million during the nine months ended September 30, 2004. The decreases in net borrowings during the nine months ended September 30, 2005 and 2004 reflect our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the nine months ended September 30, 2005 totaled $3.28 billion, of which $2.64 billion were originations and $636.4 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2004 totaling $3.12 billion, of which $2.38 billion were originations and $739.3 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $284.7 million during the nine months ended September 30, 2005 and $249.0 million during the nine months ended September 30, 2004. Purchases of securities totaled $177.6 million during the nine months ended September 30, 2005 and $2.48 billion during the nine months ended September 30, 2004. The decrease in securities purchases during the nine months ended September 30, 2005 reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $421.9 million at September 30, 2005 and $406.4 million at December 31, 2004. Borrowings maturing over the next twelve months total $2.20 billion with a weighted average rate of 3.08%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $4.81 billion in certificates of deposit and Liquid CDs with a weighted average rate of 3.25% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates as of September 30, 2005:


                                                                                  Certificates of Deposit
                                                     Borrowings                      and Liquid CDs
                                              -------------------------      ----------------------------
                                                               Weighted                         Weighted
                                                               Average                           Average
(Dollars in Millions)                          Amount           Rate           Amount             Rate
-----------------------------------------------------------------------      ----------------------------
Contractual Maturity:
    Within twelve months                        $2,201(1)        3.08%          $4,813             3.25%
    Thirteen to twenty-four months               1,720           2.95            1,362             4.04
    Twenty-five to thirty-six months             2,800(2)        4.83              884             3.90
    Thirty-seven to forty-eight months             500           3.31              525             4.20
    Forty-nine to sixty months                       -              -              266             4.21
    Over five years                                879(3)        4.64               42             4.34
---------------------------------------------------------------------------------------------------------
    Total                                       $8,100           3.84%          $7,892             3.56%
=========================================================================================================

(1) Includes $877.0 million of overnight and other short-term borrowings with a weighted average rate of 3.88%.

(2) Includes $2.18 billion of borrowings, with a weighted average rate of 5.26%, which are callable by the counterparty within the next twelve months and at various times thereafter.

(3) Includes $500.0 million of borrowings, with a weighted average rate of 2.77%, which are callable by the counterparty in 2007 and at various times thereafter.

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

Astoria Financial Corporation's primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid principal and interest on its debt obligations totaling $39.9 million during the nine months ended September 30, 2005. Our payment of dividends and repurchases of our common stock totaled $171.3 million during the nine months ended September 30, 2005. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the nine months ended September 30, 2005, Astoria Federal paid dividends to Astoria Financial Corporation totaling $200.0 million.

On September 1, 2005, we paid a quarterly cash dividend of $0.20 per share on shares of our common stock outstanding as of the close of business on August 15, 2005 totaling $21.6 million. On October 19, 2005, we declared a quarterly cash dividend of $0.20 per share on shares of our common stock payable on December 1, 2005 to stockholders of record as of the close of business on November 15, 2005.

On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the nine months ended September 30, 2005, we repurchased 4,082,500 shares of our common stock at an aggregate cost of $110.0 million. In total, as of September 30, 2005, we repurchased 9,237,700 shares of our common stock, at an aggregate cost of $237.6 million, under the tenth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

See "Financial Condition" for a further discussion of the changes in stockholders' equity.

At September 30, 2005, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.20%, leverage capital ratio of 6.20% and total risk-based capital ratio of 12.11%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of September 30, 2005, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $77.8 million at September 30, 2005. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2004.

The following table details our contractual obligations as of September 30, 2005.


                                                                                Payments due by period
                                                                -------------------------------------------------------------
                                                                          Less than      One to       Three to    More than
(In Thousands)                                                  Total      One Year    Three Years   Five Years   Five Years
-----------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater than three months  $7,222,866   $1,324,000    $4,520,000     $500,000    $878,866
   Commitments to originate and purchase loans (1)              587,825      587,825             -            -           -
   Commitments to fund unused lines of credit (2)               427,587      427,587             -            -           -
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                     $8,238,278   $2,339,412    $4,520,000     $500,000    $878,866
=============================================================================================================================

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale.

(2) Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of September 30, 2005 have not changed significantly from December 31, 2004.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, "MD&A," in our 2004 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                    At September 30, 2005              At December 31, 2004
                                               ---------------------------------------------------------------
                                                                 Percent                            Percent
(Dollars in Thousands)                             Amount        of Total               Amount      of Total
--------------------------------------------------------------------------------------------------------------
Mortgage loans (gross):
     One-to-four family                        $ 9,509,514        67.84%             $9,054,747      68.68%
     Multi-family                                2,805,517        20.01               2,558,935      19.41
     Commercial real estate                      1,052,092         7.51                 944,859       7.17
     Construction                                  133,420         0.95                 117,766       0.89
--------------------------------------------------------------------------------------------------------------
Total mortgage loans                            13,500,543        96.31              12,676,307      96.15
--------------------------------------------------------------------------------------------------------------

Consumer and other loans (gross):
     Home equity                                   474,099         3.38                 466,087       3.53
     Commercial                                     24,951         0.18                  21,819       0.17
     Other                                          18,174         0.13                  19,382       0.15
--------------------------------------------------------------------------------------------------------------
Total consumer and other loans                     517,224         3.69                 507,288       3.85
--------------------------------------------------------------------------------------------------------------

Total loans (gross)                             14,017,767       100.00%             13,183,595     100.00%

Net unamortized premiums and
     deferred loan costs                            89,153                               79,684
--------------------------------------------------------------------------------------------------------------

Total loans                                     14,106,920                           13,263,279

Allowance for loan losses                          (82,047)                             (82,758)
--------------------------------------------------------------------------------------------------------------
Total loans, net                               $14,024,873                          $13,180,521
==============================================================================================================

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of mortgage-backed and other securities available-for-sale and held-to-maturity at the dates indicated.


                                                    At September 30, 2005             At December 31, 2004
                                                 -----------------------------------------------------------------
                                                                   Estimated                           Estimated
                                                   Amortized         Fair           Amortized            Fair
(In Thousands)                                       Cost            Value              Cost             Value
------------------------------------------------------------------------------------------------------------------

Securities available-for-sale:
   Mortgage-backed securities:
       REMICs and CMOs:
          GSE (1) issuance                         $1,750,399      $1,690,077      $2,125,549         $2,077,902
          Non-GSE issuance                             65,499          61,886          78,974             75,715
       GSE pass-through certificates                   97,285          99,522         123,029            126,570
------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                 1,913,183       1,851,485       2,327,552          2,280,187
------------------------------------------------------------------------------------------------------------------
   Other securities:
       FNMA and FHLMC preferred stock                 123,495         122,643         123,495            123,548
       Other securities                                 2,505           2,486           3,152              3,148
------------------------------------------------------------------------------------------------------------------
   Total other securities                             126,000         125,129         126,647            126,696
------------------------------------------------------------------------------------------------------------------
 Total securities available-for-sale               $2,039,183      $1,976,614      $2,454,199         $2,406,883
==================================================================================================================

Securities held-to-maturity:
   Mortgage-backed securities:
       REMICs and CMOs:
          GSE issuance                             $4,697,341      $4,633,132      $5,772,676         $5,778,885
          Non-GSE issuance                            380,486         373,081         480,053            476,707
       GSE pass-through certificates                    6,433           6,677           9,154              9,691
------------------------------------------------------------------------------------------------------------------
   Total mortgage-backed securities                 5,084,260       5,012,890       6,261,883          6,265,283
   Obligations of states and
       political subdivisions and
       corporate debt securities                       27,641          27,771          41,053             41,477
------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                  $5,111,901      $5,040,661      $6,302,936         $6,306,760
==================================================================================================================

(1)  Government-sponsored enterprise

Comparison of Financial Condition as of September 30, 2005 and December 31, 2004 and Operating Results for the Three and Nine Months Ended September 30, 2005 and 2004

Financial Condition

Total assets decreased $785.2 million to $22.63 billion at September 30, 2005, from $23.42 billion at December 31, 2004. The primary reason for the decrease in total assets was a decrease in mortgage-backed and other securities, partially offset by an increase in loans receivable.

Mortgage loans, net, increased $833.4 million to $13.58 billion at September 30, 2005, from $12.75 billion at December 31, 2004. This increase was due to increases in each of our mortgage loan portfolios. Gross mortgage loans originated and purchased during the nine months ended September 30, 2005 totaled $3.28 billion, of which $2.64 billion were originations and $636.4 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2004 totaling $3.12 billion, of which $2.38 billion were originations and $739.3 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $284.7 million during the nine months ended September 30, 2005 and $249.0 million during the nine months ended September 30, 2004. Mortgage loan repayments decreased to $2.15 billion for the nine months ended September 30, 2005, from $2.80 billion for the nine months ended September 30, 2004. The reduction in mortgage loan repayments for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, reflects the lower levels of refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $454.8 million to $9.51 billion at September 30, 2005, from $9.05 billion at December 31, 2004, and represented 67.8% of our total loan portfolio at September 30, 2005. The lower levels of loan prepayments and continued strength of the purchase mortgage market resulted in continued one-to-four family mortgage loan portfolio growth, which began in the 2004 fourth quarter.

Our multi-family mortgage loan portfolio increased $246.6 million to $2.81 billion at September 30, 2005, from $2.56 billion at December 31, 2004. Our commercial real estate loan portfolio increased $107.2 million to $1.05 billion at September 30, 2005, from $944.9 million at December 31, 2004. These increases were the result of continued strong origination volume. Multi-family and commercial real estate loan originations totaled $769.0 million for the nine months ended September 30, 2005 and $863.8 million for the nine months ended September 30, 2004. The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Mortgage-backed and other securities decreased $1.62 billion to $7.09 billion at September 30, 2005, from $8.71 billion at December 31, 2004. This decrease was primarily the result of principal payments received of $1.78 billion, partially offset by purchases during the first quarter totaling $177.6 million, and reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment. At September 30, 2005, our securities portfolio is comprised primarily of fixed rate real estate mortgage investment conduit, or REMIC, and collateralized mortgage obligation, or CMO, securities with a weighted average life of 3.3 years. The amortized cost of our fixed rate REMICs and CMOs totaled $6.88 billion at September 30, 2005. Included in this total is $1.07 billion of securities which have a remaining gross premium of $7.4 million, a weighted average current coupon of 4.91%, a weighted average collateral coupon of 5.97% and a weighted average life of 2.6 years. The remaining $5.81 billion of these securities have a remaining gross discount of $20.4 million, a weighted average current coupon of 4.19%, a weighted average collateral coupon of 5.72% and a weighted average life of 3.4 years. Included in the totals for discount securities are $609.2 million of securities at par.

Deposits increased $482.4 million to $12.81 billion at September 30, 2005, from $12.32 billion at December 31, 2004, primarily due to increases in certificates of deposit and Liquid CDs, partially offset by decreases in savings, money market and NOW and demand deposit accounts. Certificates of deposit increased $564.6 million to $7.41 billion at September 30, 2005, from $6.85 billion at December 31, 2004. Our new Liquid CDs totaled $479.4 million at September 30, 2005. Our certificates of deposit and Liquid CDs increased primarily as a result of the continued success of our marketing campaigns previously discussed. We continue to experience intense competition for deposits. Savings accounts decreased $292.9 million since December 31, 2004 to $2.64 billion at September 30, 2005. Money market accounts decreased $235.7 million since December 31, 2004 to $729.6 million at September 30, 2005. NOW and demand deposit accounts decreased $32.9 million since December 31, 2004 to $1.55 billion at September 30, 2005.

Total borrowings, net, decreased $1.37 billion to $8.10 billion at September 30, 2005, from $9.47 billion at December 31, 2004, primarily due to decreases in reverse repurchase agreements and Federal Home Loan Bank of New York, or FHLB-NY, advances. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios. For additional information, see "Liquidity and Capital Resources."

Stockholders' equity increased to $1.39 billion at September 30, 2005, from $1.37 billion at December 31, 2004. The increase in stockholders' equity was the result of net income of $176.1 million, the effect of stock options exercised and related tax benefit of $13.4 million and the amortization of the allocated portion of shares held by the employee stock ownership plan, or ESOP, of $7.8 million. These increases were partially offset by common stock repurchased of $110.0 million, dividends declared of $61.3 million and an increase in accumulated other comprehensive loss, net of tax, of $8.9 million, which was primarily due to the net decrease in the fair value of our securities available-for-sale.

Results of Operations

General

Net income for the three months ended September 30, 2005 increased $1.1 million to $59.2 million, from $58.1 million for the three months ended September 30, 2004. Diluted earnings per common share increased to $0.57 per share for the three months ended September 30, 2005, from $0.53 per share for the three months ended September 30, 2004. Return on average assets increased to 1.05% for the three months ended September 30, 2005, from 1.02% for the three months ended September 30, 2004. Return on average stockholders' equity increased to 17.09% for the three months ended September 30, 2005, from 16.82% for the three months ended September 30, 2004. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 19.73% for the three months ended September 30, 2005, from 19.42% for the three months ended September 30, 2004.

Net income for the nine months ended September 30, 2005 increased $7.1 million to $176.1 million, from $169.0 million for the nine months ended September 30, 2004. Diluted earnings per common share increased to $1.69 per share for the nine months ended September 30, 2005, from $1.52 per share for the nine months ended September 30, 2004. Return on average assets increased to 1.02% for the nine months ended September 30, 2005, from 1.00% for the nine months ended September 30, 2004. Return on average stockholders' equity increased to 17.06% for the nine months ended September 30, 2005, from 16.15% for the nine months ended September 30, 2004. Return on average tangible stockholders' equity increased to 19.71% for the nine months ended September 30, 2005, from 18.62% for the nine months ended September 30, 2004. The increases in the returns on average assets, average stockholders' equity and average tangible stockholders' equity for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, were primarily due to the increases in net income.

As previously discussed, during the 2005 third quarter, we entered into an agreement with DMI to outsource our mortgage servicing and implemented other company-wide cost saving initiatives to improve future operating efficiency. Our results of operations for the three and nine months ended September 30, 2005 include $1.9 million, before tax, in charges related to the outsourcing of our mortgage servicing and other company-wide cost saving initiatives. These initiatives, which resulted in staff reductions primarily in our mortgage servicing, retail banking and loan origination areas, are expected to result in annual net expense savings of approximately $5.0 million, before tax, beginning in 2006.

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

For the three months ended September 30, 2005, net interest income decreased $3.4 million to $118.5 million, from $121.9 million for the three months ended September 30, 2004. The decrease in net interest income for the three months ended September 30, 2005 was the result of an increase in interest expense, partially offset by an increase in interest income. The increase in interest expense was primarily due to the increase in the average balance of our certificates of deposit and our new Liquid CDs. The increase in interest income was primarily due to an increase in the average balance of our mortgage loans and a decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios, partially offset by a decrease in the average balance of mortgage-backed and other securities.

The average balance of net interest-earning assets decreased $14.2 million to $648.3 million for the three months ended September 30, 2005, from $662.5 million for the three months ended September 30, 2004. The decrease in the average balance of net interest-earning assets for the three months ended September 30, 2005 was primarily the result of a decrease in the average balance of total interest-earning assets, partially offset by a decrease in the average balance of total interest-bearing liabilities.

The net interest margin decreased to 2.20% for the three months ended September 30, 2005, from 2.25% for the three months ended September 30, 2004. The net interest rate spread decreased to 2.11% for the three months ended September 30, 2005 from 2.17% for the three months ended September 30, 2004. The decreases in the net interest margin and net interest rate spread were primarily due to the increase in the average cost of our interest-bearing liabilities resulting from the increase in the average balances of our certificates of deposit and new Liquid CDs, coupled with the impact of the increase in short-term interest rates on our short-term borrowings.

For the nine months ended September 30, 2005, net interest income increased $15.4 million to $365.1 million, from $349.7 million for the nine months ended September 30, 2004. The increase in net interest income for the nine months ended September 30, 2005 was the result of an increase in interest income, partially offset by an increase in interest expense. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, coupled with a decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $13.4 million to $13.3 million for the nine months ended September 30, 2005, from $26.7 million for the nine months ended September 30, 2004. The decrease in net premium amortization was primarily due to the lower repayment levels during 2005 as compared to 2004, as well as the reduced amount of unamortized premium remaining in our mortgage-backed securities portfolio. The increase in interest expense was primarily due to increases in the average balances of our certificates of deposit and our new Liquid CDs.

The average balance of net interest-earning assets increased $23.4 million to $661.0 million for the nine months ended September 30, 2005, from $637.6 million for the nine months ended September 30, 2004. The increase in the average balance of net interest-earning assets for the nine months ended September 30, 2005 was primarily the result of an increase in the average balance of total interest-earning assets, partially offset by an increase in the average balance of total interest-bearing liabilities.

The net interest margin increased to 2.21% for the nine months ended September 30, 2005 from 2.17% for the nine months ended September 30, 2004. The net interest rate spread increased to 2.13% for the nine months ended September 30, 2005, from 2.09% for the nine months ended September 30, 2004. The increases in the net interest margin and net interest rate spread were primarily due to the increase in the average yield on interest-earning assets, resulting primarily from the declines in net premium amortization on our mortgage-backed securities and mortgage loan portfolios, previously discussed.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Average Balance Sheet

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2005 and 2004. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                  For the Three Months Ended September 30,
                                        -----------------------------------------------------------------------------------------
                                                             2005                                           2004
                                        -----------------------------------------------------------------------------------------
                                                                         Average                                        Average
                                            Average                       Yield/           Average                       Yield/
(Dollars in Thousands)                      Balance        Interest       Cost             Balance         Interest       Cost
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                                   (Annualized)
Assets:
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family               $ 9,471,378      $115,118         4.86%         $ 8,717,579      $105,299       4.83%
         Multi-family, commercial
           real estate and construction     3,930,711        60,951         6.20            3,490,790        56,617       6.49
       Consumer and other loans (1)           529,622         8,199         6.19              487,294         5,385       4.42
                                          -----------      --------                       -----------      --------
       Total loans                         13,931,711       184,268         5.29           12,695,663       167,301       5.27
       Mortgage-backed and
        other securities (2)                7,378,492        82,072         4.45            8,763,907        95,650       4.37
       Federal funds sold and
        repurchase agreements                 122,585         1,056         3.45               94,472           325       1.38
       FHLB-NY stock                          123,199         1,577         5.12              149,826           804       2.15
                                          -----------      --------                       -----------      --------
   Total interest-earning assets           21,555,987       268,973         4.99           21,703,868       264,080       4.87
                                                           --------                                        --------
   Goodwill                                   185,151                                         185,151
   Other non-interest-earning assets          878,590                                         837,763
                                          -----------                                     -----------
Total assets                              $22,619,728                                     $22,726,782
                                          ===========                                     ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Savings                              $ 2,710,873         2,744         0.40          $ 2,990,457         3,017       0.40
     Money market                             767,711         1,866         0.97            1,058,120         1,473       0.56
     NOW and demand deposit                 1,565,633           233         0.06            1,545,845           233       0.06
     Liquid certificates of deposit           393,735         3,053         3.10                    -             -         -
                                          -----------      --------                       -----------      --------
     Total core deposits                    5,437,952         7,896         0.58            5,594,422         4,723       0.34
     Certificates of deposit                7,222,728        64,007         3.54            6,449,625        57,393       3.56
                                          -----------      --------                       -----------      --------
     Total deposits                        12,660,680        71,903         2.27           12,044,047        62,116       2.06
     Borrowed funds                         8,247,037        78,534         3.81            8,997,278        80,106       3.56
                                          -----------      --------                       -----------      --------
   Total interest-bearing liabilities      20,907,717       150,437         2.88           21,041,325       142,222       2.70
                                                           --------                                        --------
   Non-interest-bearing liabilities           326,857                                         303,582
                                          -----------                                     -----------
Total liabilities                          21,234,574                                      21,344,907
Stockholders' equity                        1,385,154                                       1,381,875
                                          -----------                                     -----------
Total liabilities and stockholders'
   equity                                 $22,619,728                                     $22,726,782
                                          ===========                                     ===========

Net interest income/net interest
     rate spread (3)                                       $118,536         2.11%                          $121,858       2.17%
                                                           ========         ====                           ========       ====

Net interest-earning assets/net
     interest margin (4)                  $   648,270                       2.20%         $   662,543                     2.25%
                                          ===========                       ====          ===========                     ====

Ratio of interest-earning assets
   to interest-bearing liabilities               1.03x                                           1.03x
                                                 ====                                            ====

-----------------------

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

(4) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                   For the Nine Months Ended September 30,
                                        -----------------------------------------------------------------------------------------
                                                            2005                                            2004
                                        -----------------------------------------------------------------------------------------
                                                                         Average                                        Average
                                            Average                       Yield/           Average                       Yield/
(Dollars in Thousands)                      Balance        Interest       Cost             Balance         Interest       Cost
---------------------------------------------------------------------------------------------------------------------------------
                                                                       (Annualized)                                  (Annualized)
Assets:
   Interest-earning assets:
       Mortgage loans (1):
         One-to-four family               $ 9,362,018      $339,598         4.84%         $ 8,872,991      $320,854       4.82%
         Multi-family, commercial
           real estate and construction     3,813,944       177,447         6.20            3,365,136       164,882       6.53
       Consumer and other loans (1)           527,298        22,455         5.68              468,116        15,073       4.29
                                          -----------      --------                       -----------      --------
       Total loans                         13,703,260       539,500         5.25           12,706,243       500,809       5.26
       Mortgage-backed and
        other securities (2)                7,962,719       264,520         4.43            8,489,863       273,590       4.30
       Federal funds sold and
        repurchase agreements                 184,637         3,866         2.79               84,662           701       1.10
       FHLB-NY stock                          130,618         4,400         4.49              177,601         2,637       1.98
                                          -----------      --------                       -----------      --------
   Total interest-earning assets           21,981,234       812,286         4.93           21,458,369       777,737       4.83
                                                           --------                                        --------
   Goodwill                                   185,151                                         185,151
   Other non-interest-earning assets          863,831                                         874,952
                                          -----------                                     -----------
Total assets                              $23,030,216                                     $22,518,472
                                          ===========                                     ===========

Liabilities and stockholders' equity:
   Interest-bearing liabilities:
     Savings                              $ 2,802,298         8,417         0.40          $ 2,984,602         8,950       0.40
     Money market                             843,232         5,825         0.92            1,121,802         4,591       0.55
     NOW and demand deposit                 1,574,350           698         0.06            1,523,215           684       0.06
     Liquid certificates of deposit           288,023         5,998         2.78                    -             -          -
                                          -----------      --------                       -----------      --------
     Total core deposits                    5,507,903        20,938         0.51            5,629,619        14,225       0.34
     Certificates of deposit                7,054,729       182,990         3.46            6,038,738       159,023       3.51
                                          -----------      --------                       -----------      -------
     Total deposits                        12,562,632       203,928         2.16           11,668,357       173,248       1.98
     Borrowed funds                         8,757,579       243,262         3.70            9,152,391       254,802       3.71
                                          -----------      --------                       -----------      --------
   Total interest-bearing liabilities      21,320,211       447,190         2.80           20,820,748       428,050       2.74
                                                           --------                                        --------
   Non-interest-bearing liabilities           334,032                                         302,456
                                          -----------                                     -----------
Total liabilities                          21,654,243                                      21,123,204
Stockholders' equity                        1,375,973                                       1,395,268
                                          -----------                                     -----------
Total liabilities and stockholders'
   equity                                 $23,030,216                                     $22,518,472
                                          ===========                                     ===========

Net interest income/net interest
     rate spread  (3)                                      $365,096         2.13%                          $349,687       2.09%
                                                           ========         ====                           ========       ====

Net interest-earning assets/net
     interest margin (4)                  $   661,023                       2.21%         $   637,621                     2.17%
                                          ===========                       ====          ===========                     ====

Ratio of interest-earning assets
   to interest-bearing liabilities               1.03x                                           1.03x
                                                 ====                                            ====


-----------------------

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


                                          Three Months Ended September 30, 2005           Nine Months Ended September 30, 2005
                                                      Compared to                                    Compared to
                                          Three Months Ended September 30, 2004           Nine Months Ended September 30, 2004
                                          --------------------------------------------------------------------------------------
                                                      Increase (Decrease)                         Increase (Decrease)
                                          --------------------------------------------------------------------------------------
(In Thousands)                                Volume          Rate            Net          Volume           Rate         Net
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
      One-to-four family                     $  9,161         $   658       $  9,819       $ 17,432         $ 1,312     $ 18,744
      Multi-family, commercial
        real estate and construction            6,936          (2,602)         4,334         21,192          (8,627)      12,565
   Consumer and other loans                       502           2,312          2,814          2,072           5,310        7,382
   Mortgage-backed and other securities       (15,311)          1,733        (13,578)       (17,234)          8,164       (9,070)
   Federal funds sold and repurchase
      agreements                                  121             610            731          1,376           1,789        3,165
   FHLB-NY stock                                 (165)            938            773           (850)          2,613        1,763
--------------------------------------------------------------------------------------------------------------------------------
Total                                           1,244           3,649          4,893         23,988          10,561       34,549
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                       (273)              -           (273)          (533)              -         (533)
   Money market                                  (485)            878            393         (1,346)          2,580        1,234
   NOW and demand deposit                           -               -              -             14               -           14
   Liquid certificates of deposit               3,053               -          3,053          5,998               -        5,998
   Certificates of deposit                      6,934            (320)         6,614         26,272          (2,305)      23,967
   Borrowed funds                              (6,958)          5,386         (1,572)       (10,862)           (678)     (11,540)
---------------------------------------------------------------------------------------------------------------------------------
Total                                           2,271           5,944          8,215         19,543            (403)      19,140
--------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income            $ (1,027)        $(2,295)      $ (3,322)      $  4,445         $10,964     $ 15,409
================================================================================================================================

Interest Income

Interest income for the three months ended September 30, 2005 increased $4.9 million to $269.0 million, from $264.1 million for the three months ended September 30, 2004. This increase was primarily the result of an increase in the average yield on interest-earning assets to 4.99% for the three months ended September 30, 2005, from 4.87% for the three months ended September 30, 2004, partially offset by a decrease of $147.9 million in the average balance of interest-earning assets to $21.56 billion for the three months ended September 30, 2005, from $21.70 billion for the three months ended September 30, 2004. The increase in the average yield on interest-earning assets was primarily the result of rising interest rates, coupled with the decrease in premium amortization on our mortgage-backed securities portfolio, previously discussed. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed and other securities, substantially offset by an increase in the average balance of loans.

Interest income on one-to-four family mortgage loans increased $9.8 million to $115.1 million for the three months ended September 30, 2005, from $105.3 million for the three months ended September 30, 2004, which was primarily the result of an increase of $753.8 million in the average balance of such loans, coupled with an increase in the average yield to 4.86% for the three months ended September 30, 2005, from 4.83% for the three months ended September 30, 2004. The increase in the average balance of one-to-four family mortgage loans is the result of the strong levels of originations and purchases which have outpaced the levels of repayments over the past year.

Interest income on multi-family, commercial real estate and construction loans increased $4.4 million to $61.0 million for the three months ended September 30, 2005, from $56.6 million for the three months ended September 30, 2004, which was primarily the result of an increase of $439.9 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.20% for the three months ended September 30, 2005, from 6.49% for the three months ended September 30, 2004. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the continued strong levels of originations, coupled with the fact that repayment activity within this portfolio is generally not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the significant growth in the portfolio in the relatively low interest rate environment, coupled with a decrease of $1.0 million in prepayment penalties to $3.2 million for the three months ended September 30, 2005, from $4.2 million for the three months ended September 30, 2004.

Interest income on consumer and other loans increased $2.8 million to $8.2 million for the three months ended September 30, 2005, from $5.4 million for the three months ended September 30, 2004, primarily due to an increase in the average yield to 6.19% for the three months ended September 30, 2005, from 4.42% for the three months ended September 30, 2004, coupled with an increase of $42.3 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 125 basis points during the latter half of 2004 and 150 basis points during the first nine months of 2005. The increase in the average balance of consumer and other loans was due to the increase in home equity lines of credit as a result of the continued strong housing market and relatively low interest rate environment. Home equity lines of credit represented 91.7% of this portfolio at September 30, 2005.

Interest income on mortgage-backed and other securities decreased $13.6 million to $82.1 million for the three months ended September 30, 2005, from $95.7 million for the three months ended September 30, 2004. This decrease was primarily the result of a decrease of $1.39 billion in the average balance of the portfolio, partially offset by an increase in the average yield to 4.45% for the three months ended September 30, 2005, from 4.37% for the three months ended September 30, 2004. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average yield on mortgage-backed and other securities reflects the previously discussed reduction in premium amortization. Premium amortization and discount accretion on mortgage-backed and other securities changed by $1.4 million to net discount accretion of $532,000 for the three months ended September 30, 2005, from net premium amortization of $878,000 for the three months ended September 30, 2004.

Interest income on federal funds sold and repurchase agreements increased $731,000 to $1.1 million for the three months ended September 30, 2005, as a result of an increase in the average yield to 3.45% for the three months ended September 30, 2005, from 1.38% for the three months ended September 30, 2004, coupled with an increase of $28.1 million in the average balance of the portfolio. The increase in the average yield reflects the FOMC federal funds rate increases previously discussed totaling 125 basis points in the latter half of 2004 and 150 basis points in the first nine months of 2005. Dividend income on FHLB-NY stock increased $773,000 to $1.6 million for the three months ended September 30, 2005, from $804,000 for the three months ended September 30, 2004, primarily as a result of increases in the dividend rate paid by the FHLB-NY.

Interest income for the nine months ended September 30, 2005 increased $34.6 million to $812.3 million, from $777.7 million for the nine months ended September 30, 2004. This increase was primarily the result of an increase in the average balance of interest-earning assets to $21.98 billion for the nine months ended September 30, 2005, from $21.46 billion for the nine months ended September 30, 2004, coupled with an increase in the average yield on interest-earning assets to 4.93% for the nine months ended September 30, 2005, from 4.83% for the nine months ended September 30, 2004. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of loans and federal funds sold and repurchase agreements, partially offset by decreases in the average balances of mortgage-backed and other securities and FHLB-NY stock.

Interest income on one-to-four family mortgage loans increased $18.7 million to $339.6 million for the nine months ended September 30, 2005, from $320.9 million for the nine months ended September 30, 2004, which was primarily the result of an increase of $489.0 million in the average balance of such loans, coupled with an increase in the average yield to 4.84% for the nine months ended September 30, 2005, from 4.82% for the nine months ended September 30, 2004.

Interest income on multi-family, commercial real estate and construction loans increased $12.5 million to $177.4 million for the nine months ended September 30, 2005, from $164.9 million for the nine months ended September 30, 2004, which was primarily the result of an increase of $448.8 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.20% for the nine months ended September 30, 2005, from 6.53% for the nine months ended September 30, 2004. Prepayment penalties decreased $849,000 to $9.1 million for the nine months ended September 30, 2005, from $10.0 million for the nine months ended September 30, 2004.

Interest income on consumer and other loans increased $7.4 million to $22.5 million for the nine months ended September 30, 2005, from $15.1 million for the nine months ended September 30, 2004, primarily due to an increase in the average yield to 5.68% for the nine months ended September 30, 2005, from 4.29% for the nine months ended September 30, 2004, coupled with an increase of $59.2 million in the average balance of the portfolio.

Interest income on mortgage-backed and other securities decreased $9.1 million to $264.5 million for the nine months ended September 30, 2005, from $273.6 million for the nine months ended September 30, 2004. This decrease was primarily the result of a decrease of $527.1 million in the average balance of the portfolio, partially offset by an increase in the average yield to 4.43% for the nine months ended September 30, 2005, from 4.30% for the nine months ended September 30, 2004. Premium amortization and discount accretion on mortgage-backed and other securities changed by $8.7 million to net discount accretion of $907,000 for the nine months ended September 30, 2005, from net premium amortization of $7.8 million for the nine months ended September 30, 2004.

Interest income on federal funds sold and repurchase agreements increased $3.2 million to $3.9 million for the nine months ended September 30, 2005 as a result of an increase in the average yield to 2.79% for the nine months ended September 30, 2005, from 1.10% for the nine months ended September 30, 2004, coupled with an increase of $100.0 million in the average balance of the portfolio. Dividend income on FHLB-NY stock increased $1.8 million to $4.4 million for the nine months ended September 30, 2005, from $2.6 million for the nine months ended September 30, 2004.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2005 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2005, previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2005 increased $8.2 million to $150.4 million, from $142.2 million for the three months ended September 30, 2004. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 2.88% for the three months ended September 30, 2005, from 2.70% for the three months ended September 30, 2004. The increase in the average cost of interest-bearing liabilities reflects the impact of the significant increases in the average balances of certificates of deposit and our new Liquid CDs, which have a higher average cost than our other deposit products, coupled with the impact of the increase in short-term interest rates over the past year on our short-term borrowings. The average balance of interest-bearing liabilities decreased $133.6 million to $20.91 billion for the three months ended September 30, 2005, from $21.04 billion for the three months ended September 30, 2004. The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of borrowed funds, substantially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $9.8 million to $71.9 million for the three months ended September 30, 2005, from $62.1 million for the three months ended September 30, 2004, primarily due to an increase of $616.6 million in the average balance of total deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit and Liquid CDs, partially offset by decreases in the average balances of money market and savings accounts, primarily as a result of continued intense competition for these types of deposits. The average cost of total deposits increased to 2.27% for the three months ended September 30, 2005, from 2.06% for the three months ended September 30, 2004, primarily due to the previously discussed significant increases in the average balances of certificates of deposit and Liquid CDs.

Interest expense on certificates of deposit increased $6.6 million to $64.0 million for the three months ended September 30, 2005, from $57.4 million for the three months ended September 30, 2004, primarily due to an increase of $773.1 million in the average balance, slightly offset by a decrease in the average cost to 3.54% for the three months ended September 30, 2005, from 3.56% for the three months ended September 30, 2004. During the three months ended September 30, 2005, $705.8 million of certificates of deposit, with a weighted average rate of 2.29% and a weighted average maturity at inception of eleven months, matured and $962.8 million of certificates of deposit were issued or repriced, with a weighted average rate of 3.62% and a weighted average maturity at inception of nine months. Interest expense on Liquid CDs totaled $3.1 million for the three months ended September 30, 2005. Our new Liquid CDs had an average balance of $393.7 million and an average cost of 3.10% for the three months ended September 30, 2005. The increases in the average balances of certificates of deposit and Liquid

CDs were primarily a result of the success of our marketing campaigns which have focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowed funds for the three months ended September 30, 2005 decreased $1.6 million to $78.5 million, from $80.1 million for the three months ended September 30, 2004, resulting from a decrease of $750.2 million in the average balance, partially offset by an increase in the average cost to 3.81% for the three months ended September 30, 2005, from 3.56% for the three months ended September 30, 2004. The decrease in the average balance of borrowed funds was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowed funds reflects the impact of the increase in short-term interest rates over the past year on our short-term borrowings.

Interest expense for the nine months ended September 30, 2005 increased $19.1 million to $447.2 million, from $428.1 million for the nine months ended September 30, 2004. This increase was primarily the result of an increase of $499.5 million in the average balance of interest-bearing liabilities to $21.32 billion for the nine months ended September 30, 2005, from $20.82 billion for the nine months ended September 30, 2004. The increase in the average balance of interest-bearing liabilities was due to an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowed funds. The average cost of total interest-bearing liabilities increased to 2.80% for the nine months ended September 30, 2005, from 2.74% for the nine months ended September 30, 2004, primarily due to the impact of the significant increases in the average balances of certificates of deposit and Liquid CDs, which have a higher average cost than our other deposit products.

Interest expense on deposits increased $30.7 million to $203.9 million for the nine months ended September 30, 2005, from $173.2 million for the nine months ended September 30, 2004, primarily due to an increase of $894.3 million in the average balance of total deposits. The average cost of total deposits increased to 2.16% for the nine months ended September 30, 2005, from 1.98% for the nine months ended September 30, 2004. The principal reasons for the changes in the average balance and average cost of total deposits for the nine months ended September 30, 2005 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2005, previously discussed.

Interest expense on certificates of deposit increased $24.0 million to $183.0 million for the nine months ended September 30, 2005, from $159.0 million for the nine months ended September 30, 2004, primarily due to an increase of $1.02 billion in the average balance, partially offset by a decrease in the average cost to 3.46% for the nine months ended September 30, 2005, from 3.51% for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, $2.53 billion of certificates of deposit, with a weighted average rate of 2.70% and a weighted average maturity at inception of nineteen months, matured and $2.91 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.23% and a weighted average maturity at inception of fifteen months. Interest expense on Liquid CDs totaled $6.0 million for the nine months ended September 30, 2005. Our new Liquid CDs had an average balance of $288.0 million and an average cost of 2.78% for the nine months ended September 30, 2005. The increases in the average balances of certificates of deposit and Liquid CDs were primarily due to the success of our marketing campaigns, previously discussed.

Interest expense on borrowed funds for the nine months ended September 30, 2005 decreased $11.5 million to $243.3 million, from $254.8 million for the nine months ended September 30, 2004, primarily due to a decrease of $394.8 million in the average balance. The decrease in the average balance of borrowed funds was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The average cost of borrowed funds decreased slightly to 3.70% for the nine months ended September 30, 2005, from 3.71% for the nine months ended September 30, 2004.

Provision for Loan Losses

During the three and nine months ended September 30, 2005 and 2004, no provision for loan losses was recorded. We review our allowance for loan losses on a quarterly basis. Our 2005 analyses did not indicate that a change in our allowance for loan losses was warranted. Our net charge-off experience for the three and nine months ended September 30, 2005 was one basis point of average loans outstanding, annualized, compared to less than one basis point of average loans outstanding, annualized, for the three and nine months ended September 30, 2004. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $82.0 million at September 30, 2005 and $82.8 million at December 31, 2004. Net loan charge-offs totaled $472,000 for the three months ended September 30, 2005, compared to $15,000 for the three months ended September 30, 2004, and totaled $711,000 for the nine months ended September 30, 2005, compared to $318,000 for the nine months ended September 30, 2004. Non-performing loans increased $5.3 million to $37.9 million at September 30, 2005, from $32.6 million at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans decreased to 216.39% at September 30, 2005, from 254.02% at December 31, 2004, primarily due to the increase in non-performing loans from December 31, 2004 to September 30, 2005. The allowance for loan losses as a percentage of total loans was 0.58% at September 30, 2005 and 0.62% at December 31, 2004. For further discussion of non-performing loans and the allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the three months ended September 30, 2005 increased $4.4 million, to $28.4 million, from $24.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, non-interest income increased $1.6 million to $75.6 million, from $74.0 million for the nine months ended September 30, 2004. The increases in non-interest income for the three and nine months ended September 30, 2005 are primarily due to increases in customer service fees and mortgage banking income, net, partially offset by decreases in net gain on sales of securities.

Customer service fees increased $2.5 million to $17.8 million for the three months ended September 30, 2005, from $15.3 million for the three months ended September 30, 2004, and increased $5.4 million to $49.0 million for the nine months ended September 30, 2005, from $43.6 million for the nine months ended September 30, 2004. The increases were primarily due to increases in insufficient fund fees related to transaction accounts resulting from the implementation of an enhanced overdraft protection program in the 2005 first quarter.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR increased $4.9 million to mortgage banking income, net, of $3.7 million for the three months ended September 30, 2005, compared to mortgage banking loss, net, of $1.2 million for the three months ended September 30, 2004, primarily due to the change in the valuation allowance for the impairment of MSR. For the nine months ended September 30, 2005, mortgage banking income, net, increased $1.2 million to mortgage banking income, net, of $5.1 million, compared to mortgage banking income, net, of $3.9 million for the nine months ended September 30, 2004, primarily due to a decrease in amortization of MSR and the change in the valuation allowance for the impairment of MSR, partially offset by a decrease in loan servicing fees. We recorded recoveries in the valuation allowance for the impairment of MSR of $2.7 million for the three months ended September 30, 2005 and $2.6 million for the nine months ended September 30, 2005. The recoveries recorded for the three and nine months ended September 30, 2005 were primarily due to a decrease in projected loan prepayment speeds as of September 30, 2005, which was a result of the increase in interest rates at September 30, 2005 compared to both June 30, 2005 and December 31, 2004. We recorded a provision in the valuation allowance for the impairment of MSR of $1.9 million for the three months ended September 30, 2004 and a recovery of $1.9 million for the nine months ended September 30, 2004. The provision recorded for the three months ended September 30, 2004 reflected an increase in projected loan prepayment speeds as of September 30, 2004 compared to June 30, 2004, which was a result of the decrease in interest rates during the 2004 third quarter. However, the projected loan prepayment speeds as of September 30, 2004 were lower than December 31, 2003, as a result of the increase in interest rates during that period, resulting in a recovery for the nine months ended September 30, 2004. Amortization of MSR decreased $1.1 million to $4.1 million for the nine months ended September 30, 2005, from $5.2 million for the nine months ended September 30, 2004, primarily due to the reduction in the level of mortgage loan repayments as a result of the decrease in mortgage loan refinance activity in 2005 as compared to 2004. Loan servicing fees decreased $540,000 to $3.8 million for the nine months ended September 30, 2005, from $4.4 million for the nine months ended September 30, 2004, primarily as a result of a decrease in the balance of loans serviced for others to $1.55 billion at September 30, 2005, from $1.71 billion at September 30, 2004. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales.

There were no sales of securities during the nine months ended September 30, 2005. During 2004, we sold other securities with an amortized cost of $20.3 million for a net gain of $2.4 million during the first quarter and mortgage-backed securities with an amortized cost of $145.2 million for a net gain of $2.3 million during the third quarter.

Non-Interest Expense

Non-interest expense decreased $1.3 million to $57.9 million for the three months ended September 30, 2005, from $59.2 million for the three months ended September 30, 2004, primarily due to a decrease in other expense. For the nine months ended September 30, 2005, non-interest expense increased $4.4 million to $176.0 million, from $171.6 million for the nine months ended September 30, 2004, primarily due to increases in advertising expense and other expense.

Other expense decreased $1.9 million to $8.7 million for the three months ended September 30, 2005, from $10.6 million for the three months ended September 30, 2004, primarily due to a $3.2 million arbitration award settlement in the 2004 third quarter, partially offset by various one-time charges of $581,000 in the 2005 third quarter related to the outsourcing of our mortgage servicing and other company-wide cost saving initiatives, previously discussed, and an increase in charitable contributions, primarily to the American Red Cross Disaster Relief Fund to benefit the Gulf Coast victims of Hurricane Katrina. For the nine months ended September 30, 2005, other expense increased $2.3 million to $27.5 million, from $25.2 million for the nine months ended September 30, 2004, primarily due to, among other things, increased legal fees and other costs in the first half of 2005 as a result of the completion of the trial phase of the LISB goodwill litigation, various one-time charges related to the outsourcing of our mortgage servicing and other company-wide cost saving initiatives and increased charitable contributions. The increase in charitable contributions was the result of the aforementioned contribution to benefit the Gulf Coast victims, coupled with the contributions in the 2005 first quarter to support the tsunami disaster relief efforts in South Asia. These increases were partially offset by the previously discussed arbitration award settlement in the 2004 third quarter. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, "Financial Statements (Unaudited)" for further discussion of goodwill litigation.

Advertising expense increased $2.4 million to $7.5 million for the nine months ended September 30, 2005, from $5.1 million for the nine months ended September 30, 2004, primarily due to increased advertising related to, among other things, the introduction of a business banking marketing campaign in the 2005 first quarter. The slight increases in compensation and benefits expense for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, were primarily due to costs of $1.3 million associated with the outsourcing of our mortgage servicing and other company-wide cost saving initiatives, previously discussed, partially offset by a decrease in estimated corporate bonuses for 2005 compared to 2004.

Our percentage of general and administrative expense to average assets was 1.02% for the three months ended September 30, 2005, compared to 1.04% for the three months ended September 30, 2004 and 1.02% for the nine months ended September 30, 2005 and 2004. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 39.42% for the three months ended September 30, 2005 and 39.93% for the nine months ended September 30, 2005, compared to 40.56% for the three months ended September 30, 2004 and 40.49% for the nine months ended September 30, 2004.

Income Tax Expense

Income tax expense totaled $29.8 million for the three months ended September 30, 2005 and $88.7 million for the nine months ended September 30, 2005, representing an effective tax rate of 33.5% for the three and nine months ended September 30, 2005. Income tax expense totaled $28.6 million for the three months ended September 30, 2004 and $83.1 million for the nine months ended September 30, 2004, representing an effective tax rate of 33.0% for the three and nine months ended September 30, 2004.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

                                                                   At September 30,         At December 31,
(Dollars in Thousands)                                                  2005                     2004
--------------------------------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)                              $36,746                  $31,462
Non-accrual delinquent consumer and other loans                            680                      544
Mortgage loans delinquent 90 days or more and
  still accruing interest (2)                                              490                      573
-------------------------------------------------------------------------------------------------------------
Total non-performing loans                                              37,916                   32,579
Real estate owned, net (3)                                               1,297                      920
-------------------------------------------------------------------------------------------------------------
Total non-performing assets                                            $39,213                  $33,499
=============================================================================================================

Non-performing loans to total loans                                       0.27%                    0.25%
Non-performing loans to total assets                                      0.17                     0.14
Non-performing assets to total assets                                     0.17                     0.14
Allowance for loan losses to non-performing loans                       216.39                   254.02
Allowance for loan losses to total loans                                  0.58                     0.62

(1) Includes multi-family and commercial real estate loans totaling $16.5 million at September 30, 2005 and $11.5 million at December 31, 2004.

(2) Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.


Non-performing loans totaled $37.9 million at September 30, 2005, compared to $32.6 million at December 31, 2004. The increase in non-performing loans was primarily due to an increase in non-performing multi-family mortgage loans resulting primarily from a $5.4 million loan involving fraud. We have notified the applicable title insurance company of the existence of this fraud. They are defending our interest subject to a reservation of rights. The average loan-to-value of the non-performing multi-family loans at September 30, 2005 is 63.7% with an average debt service coverage ratio of 1.60. We have not experienced, nor do we expect to experience, a significant increase in non-performing assets or delinquent loans resulting from the recent hurricanes in the Gulf Coast region of the United States as we do not have a material concentration of loans in this region.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of September 30, 2005, $11.2 million of mortgage loans classified as non-performing had missed only two payments. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.8 million for the nine months ended September 30, 2005 and $1.3 million for the nine months ended September 30, 2004. This compares to actual payments recorded as interest income, with respect to such loans, of $903,000 for the nine months ended September 30, 2005 and $659,000 for the nine months ended September 30, 2004.

In addition to non-performing assets, we had $1.4 million of potential problem loans at September 30, 2005 compared to $4.1 million at December 31, 2004. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

                                           At September 30, 2005                            At December 31, 2004
                                 -------------------------------------------------------------------------------------
                                     60-89 Days           90 Days or More         60-89 Days         90 Days or More
                                 -------------------------------------------------------------------------------------
                                 Number                  Number               Number               Number
                                   of                      of                   of                   of
  (Dollars in Thousands)         Loans     Amount        Loans     Amount     Loans     Amount     Loans       Amount
 ---------------------------------------------------------------------------------------------------------------------
  Mortgage loans:
     One-to-four family            2       $  113          87     $20,220        6      $  805         98    $20,497
     Multi-family                  -            -          14      14,204        4         460         12      8,843
     Commercial real estate        -            -           4       2,322        -           -          4      2,695
     Construction                  1        1,107           1         490        2       1,994          -          -
  Consumer and other loans        31          194          40         680       56         880         57        544
 ---------------------------------------------------------------------------------------------------------------------

  Total delinquent loans          34       $1,414         146     $37,916       68      $4,139        171    $32,579
 ====================================================================================================================
  Delinquent loans to total loans            0.01%                   0.27%                0.03%                 0.25%


Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the nine months ended September 30, 2005.

                                                                                (In Thousands)
         Balance at December 31, 2004                                                 $82,758
         Provision charged to operations                                                    -
         Charge-offs:
            One-to-four family                                                           (647)
            Consumer and other loans                                                     (412)
         ------------------------------------------------------------------------------------
         Total charge-offs                                                             (1,059)
         ------------------------------------------------------------------------------------
         Recoveries:
            One-to-four family                                                             43
            Multi-family                                                                   34
            Consumer and other loans                                                      271
         ------------------------------------------------------------------------------------
         Total recoveries                                                                 348
         ------------------------------------------------------------------------------------
         Net charge-offs                                                                 (711)
         ------------------------------------------------------------------------------------
         Balance at September 30, 2005                                                $82,047
         ====================================================================================



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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at September 30, 2005 was negative 5.57%. This compares to a one-year cumulative gap of negative 2.87% at December 31, 2004.

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

                                                                       At September 30, 2005
                                             ----------------------------------------------------------------------------
                                                           More than        More than
                                                           One Year        Three Years
                                             One Year         to               to           More than
(Dollars in Thousands)                       or Less       Three Years      Five Years      Five Years           Total
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                       $4,056,485      $5,030,533       $4,036,057    $   367,641       $13,490,716
   Consumer and other loans (1)                483,211          21,987           12,057              -           517,255
   Repurchase agreements                       272,505               -                -              -           272,505
   Mortgage-backed and other
     securities available-for-sale             580,712         677,853          601,882        183,390         2,043,837
   Mortgage-backed and other securities
     held-to-maturity                        1,601,794       2,015,262        1,491,978         11,022         5,120,056
   FHLB-NY stock                                     -               -                -        123,145           123,145
-------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                6,994,707       7,745,635        6,141,974        685,198        21,567,514
Net unamortized purchase premiums
   and deferred costs (2)                       24,991          27,341           22,020          1,992            76,344
-------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)              7,019,698       7,772,976        6,163,994        687,190        21,643,858
-------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                     145,111         290,224          290,224      1,910,642         2,636,201
   Money market                                580,012          15,741           15,741        118,058           729,552
   NOW and demand deposit                       42,770          85,533           85,533      1,333,933         1,547,769
   Liquid certificates of deposit              479,372               -                -              -           479,372
   Certificates of deposit                   4,333,703       2,246,412          790,634         42,007         7,412,756
   Borrowed funds, net (4)                   2,700,268       4,518,701          499,009        378,122         8,096,100
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           8,281,236       7,156,611        1,681,141      3,782,762        20,901,750
------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                    (1,261,538)        616,365        4,482,853     (3,095,572)      $   742,108
========================================================================================================================
Cumulative interest sensitivity gap       $ (1,261,538)     $ (645,173)      $3,837,680    $   742,108
========================================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets           (5.57)%         (2.85)%          16.96%          3.28%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                  84.77%          95.82%          122.42%        103.55%


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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2005 would decrease by approximately 3.15% from the base projection. At December 31, 2004, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 4.50% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2005 would decrease by approximately 1.37% from the base projection. The interest rate environment which existed at December 31, 2004 prevented us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since the assumptions which would have been used for a down 200 basis point interest rate scenario related to asset and liability pricing, market yields and customer behavior, given the low level of interest rates, would not have produced reasonable and meaningful results. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 1.12% from the base projection. At September 30, 2005, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning October 1, 2005 would increase by approximately 0.25% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from the NII sensitivity analysis. These include income from bank owned life insurance, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2005 would increase by approximately $4.8 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2005 would decrease by approximately $9.3 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," included in our 2004 Annual Report on Form 10-K.

ITEM 4.   Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously discussed, we are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

On September 15, 2005, the Court rendered a decision in the LISB goodwill litigation awarding us $435.8 million in damages from the U.S. government. We anticipate that the United States will file an appeal, given its previous practice in similar cases. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, "Financial Statements (Unaudited)" for further discussion of goodwill litigation.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended September 30, 2005.


                                                                        Total Number             Maximum
                                         Total                           of Shares          Number of Shares
                                      Number of        Average        Purchased as Part      that May Yet Be
                                       Shares        Price Paid          of Publicly       Purchased Under the
         Period                       Purchased      per Share         Announced Plans            Plans
--------------------------------------------------------------------------------------------------------------
  July 1, 2005 through
     July 31, 2005                      400,000         $28.73               400,000              3,834,800
  August 1, 2005 through
     August 31, 2005                    680,000         $27.59               680,000              3,154,800
  September 1, 2005 through
     September 30, 2005                 392,500         $27.33               392,500              2,762,300
--------------------------------------------------------------------------------------------------------------
  Total                               1,472,500         $27.83             1,472,500
==============================================================================================================


All of the shares repurchased during the three months ended September 30, 2005 were repurchased under our tenth stock repurchase plan, approved by our Board of Directors on May 19, 2004, which authorized the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions.

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


                                    Astoria Financial Corporation


Dated: November 4, 2005        By:  /s/  Monte N. Redman
                                    ----------------------------------------
                                         Monte N. Redman
                                         Executive Vice President
                                         and Chief Financial Officer
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