Form 10-K
period 2005-12-31
ASTORIA FINANCIAL CORP
filed 2006-03-10
CIK 910322

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 001-11967

                          ASTORIA FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         11-3170868
------------------------------                ----------------------------------
 (State or other jurisdiction                   (I.R.S. Employer Identification
      of incorporation or                                  Number)
         organization)

  One Astoria Federal Plaza,
    Lake Success, New York           11042               (516) 327-3000
------------------------------  --------------  --------------------------------
     (Address of principal        (Zip code)    (Registrant's telephone number,
      executive offices)                              including area code)

      Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
     Title of each class                                on which registered
------------------------------                  --------------------------------
Common Stock,  par value $.01                             New York Stock
    per share, and related                                   Exchange
  preferred share purchase
         rights

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2005, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $2.96 billion.

The number of shares of the registrant's Common Stock outstanding as of February 15, 2006 was 104,060,924 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 17, 2006 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2005, are incorporated by reference into Part III.

                          ASTORIA FINANCIAL CORPORATION
                         2005 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                   Page
     Part I

     Item 1.    Business .......................................................................     2
     Item 1A.   Risk Factors ...................................................................    29
     Item 1B.   Unresolved Staff Comments ......................................................    32
     Item 2.    Properties .....................................................................    32
     Item 3.    Legal Proceedings ..............................................................    32
     Item 4.    Submission of Matters to a Vote of Security Holders ............................    33

     Part II

     Item 5.    Market for Astoria Financial Corporation's Common
                   Equity, Related Stockholder Matters and Issuer Purchases
                   of Equity Securities ........................................................    34
     Item 6.    Selected Financial Data ........................................................    36
     Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .........................................    38
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .....................    67
     Item 8.    Financial Statements and Supplementary Data ....................................    69
     Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure .........................................    69
     Item 9A.   Controls and Procedures ........................................................    70
     Item 9B.   Other Information ..............................................................    70

     Part III

     Item 10.   Directors and Executive Officers of Astoria Financial Corporation...............    70
     Item 11.   Executive Compensation .........................................................    71
     Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management and Related Stockholder Matters ..............................    71
     Item 13.   Certain Relationships and Related Transactions .................................    72
     Item 14.   Principal Accountant Fees and Services .........................................    73

     Part IV

     Item 15.   Exhibits and Financial Statement Schedules .....................................    73

     SIGNATURES ................................................................................    74

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

ITEM 1. BUSINESS

General

We are a Delaware corporation organized in 1993 as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association and its consolidated subsidiaries, or Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal's primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in one-to-four family mortgage loans, multi-family mortgage loans, commercial real estate loans and mortgage-backed securities. To a lesser degree, Astoria Federal also invests in construction loans and consumer and other loans, U.S. government, government agency and government-sponsored enterprise, or GSE, securities and other investments permitted by federal laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and our cost of funds, which consists of the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense, other non-interest expense and income tax expense. Non-interest income generally includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of compensation and benefits expense; occupancy, equipment and systems expense; federal deposit insurance premiums; advertising expense; and other operating expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

In addition to Astoria Federal, Astoria Financial Corporation has two other subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. makes insurance products available primarily to the customers of Astoria Federal. AF Insurance Agency, Inc. is a wholly-owned subsidiary which is consolidated with Astoria Financial Corporation for financial reporting purposes. Our other subsidiary, Astoria Capital Trust I, is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46(R). Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of construction and consumer and other loans. At December 31, 2005, our net loan portfolio totaled $14.31 billion, or 63.9% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in the New York metropolitan area or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases totaled $4.32 billion for the year ended December 31, 2005 and $4.35 billion for the year ended December 31, 2004. Mortgage loan originations include originations of loans held-for-sale totaling $361.5 million for the year ended December 31, 2005 and $323.2 million for the year ended December 31, 2004. Our retail loan origination program accounted for $1.59 billion of originations during 2005 and $1.83 billion of originations during 2004. We also have an extensive broker network covering twenty-four states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois, California, Florida, Michigan, New Hampshire, Rhode Island, Missouri, Tennessee, Indiana, Kentucky, Colorado and Alabama; and the District of Columbia. Our broker loan origination program consists of relationships with mortgage brokers and accounted for $1.86 billion of originations during 2005 and $1.36 billion of originations during 2004. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering forty-four states and the District of Columbia and accounted for purchases of $874.5 million during 2005 and $1.16 billion during 2004. Mortgage loans purchased through our third party loan origination program are subject to the same underwriting standards as our retail and broker originations. Our broker and third party loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, they provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2005, $8.06 billion, or 58.4%, of our total mortgage loan portfolio was secured by properties located in 43 states, other than New York, and the District of Columbia. We have a concentration of greater than 5.0% of our total mortgage loan portfolio in six states: 41.6% in New York, 12.5% in New Jersey, 8.9% in Connecticut, 6.6% in Virginia, 6.4% in Illinois and 5.5% in Maryland. See the "Loan Portfolio Composition" table on page 7 and the "Loan Maturity, Repricing and Activity" tables on pages 8 and 9.

Effective December 1, 2005, Dovenmuehle Mortgage, Inc., or DMI, has undertaken the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors. For a further discussion of the outsourcing of our mortgage servicing, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," or "MD&A."

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

At December 31, 2005, $9.76 billion, or 68.2%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $9.20 billion, or 94.3%, were adjustable rate mortgage, or ARM, loans. Our ARM loan portfolio consists primarily of hybrid and interest only ARM loans. We currently offer hybrid ARM loans which initially have a fixed rate for one, three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The one, three, five and seven year hybrid ARM loans have terms of up to forty years and the ten year hybrid ARM loans have terms of up to thirty years. Our hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term. We also offer interest only ARM loans, generally with thirty year terms, which have an initial fixed rate for three, five or seven years and convert into one year interest only ARM loans at the end of the initial fixed rate period. Interest only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. The market for interest only ARM loans has expanded rapidly over the past several years to meet consumer mortgage demand. Our portfolio of interest only ARM loans totaled $4.97 billion, or 54.0% of our ARM loans, at December 31, 2005 and $3.13 billion, or 37.2% of our ARM loans, at December 31, 2004. We do not originate negative amortization or payment option ARM loans.

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

ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, increasing the potential for default. Interest only ARM loans have an additional potential risk element when the loan terms are eventually recast to include principal payments and the underlying payments increase further. We continue to prudently manage the greater risk posed by ARM loans through the application of sound underwriting practices and strong risk management systems.

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various GSEs or other investors with servicing either retained or released. The sale of such loans is generally arranged through a master commitment either on a mandatory delivery or best efforts basis. Loans serviced for others totaled $1.50 billion at December 31, 2005.

One-to-four family loan originations and purchases totaled $3.25 billion in 2005 and $3.20 billion in 2004. One-to-four family loan originations include originations of loans held-for-sale totaling $361.5 million in 2005 and $323.2 million in 2004.

Multi-Family and Commercial Real Estate Lending

While we continue to primarily be a one-to-four family mortgage lender, over the past several years we have increased our emphasis on multi-family and commercial real estate loan originations. At December 31, 2005, our total loan portfolio contained $2.83 billion, or 19.8%, of multi-family mortgage loans and $1.08 billion, or 7.5%, of commercial real estate loans. During 2005, we originated $952.9 million of multi-family, commercial real estate and mixed use loans compared to $1.05 billion in 2004. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.

The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. During 2005, we began originating interest only multi-family and commercial real estate loans to qualified borrowers. The interest only loans do not comprise a significant portion of our multi-family and commercial real estate loan portfolio at December 31, 2005. Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, although we also originate loans throughout New York State and in various other states, including New Jersey, Connecticut, Florida, Pennsylvania, Maryland, Illinois and West Virginia, and the District of Columbia. Originations in states other than New York represented 34.6% of our total originations of multi-family and commercial real estate loans in 2005, of which 85.9% were originated in New Jersey, Connecticut and Florida. We are authorized by our Board of Directors to further expand the areas in which we originate multi-family and commercial real estate loans. In making such loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current policy is to require a minimum debt service coverage ratio of 1.20 times for multi-family and commercial real estate loans. Additionally, on multi-family loans, our current policy is to finance up to 80% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 80% of the appraised value on refinances. On commercial real estate loans, our current policy is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loans on purchases or 75% of the appraised value on refinances.

The majority of the multi-family loans in our portfolio are secured by six- to fifty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2005, our single largest multi-family loan had an outstanding balance of $9.9 million and was current and secured by a 275-unit apartment complex in Staten Island, New York. At December 31, 2005, the average balance of loans in our multi-family portfolio was approximately $800,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2005, our single largest commercial real estate loan had an outstanding principal balance of $7.5 million and was current and secured by a multi-story office building in Mineola, New York. At December 31, 2005, the average balance of loans in our commercial real estate portfolio was approximately $1.1 million.

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

Construction Loans

At December 31, 2005, $137.0 million, or 1.0%, of our total loan portfolio consisted of construction loans. We offer construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate. We generally offer construction loans up to a maximum of $10.0 million. As of December 31, 2005, our average construction loan commitment was approximately $3.2 million and the average outstanding balance of loans in our construction loan portfolio was approximately $1.7 million.

Construction lending involves additional credit risk to the lender as compared with other types of mortgage lending. This additional credit risk is attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Construction loans are funded monthly, based on the work completed, and are generally monitored by a professional construction engineer and our commercial real estate lending department. To a lesser extent, qualified bank appraisers and certified home inspectors are utilized to monitor less complex projects.

Consumer and Other Loans

At December 31, 2005, $502.5 million, or 3.5%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. We also offer overdraft protection, lines of credit, commercial loans, passbook loans and student loans. Consumer and other loans, with the exception of home equity and commercial lines of credit, are offered primarily on a fixed rate, short-term basis. The underwriting standards we employ for consumer and other loans include a determination of the borrower's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. Our consumer and other loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than one-to-four family mortgage loans.

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

Included in consumer and other loans were $24.6 million of commercial business loans at December 31, 2005. These loans are underwritten based upon the earnings of the borrower and the value of the collateral securing such loans, if any.

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

We also offer several other one-to-four family mortgage loan application alternatives. We offer stated income, full asset, or SIFA, loans; stated income, stated asset, or SISA, loans; and Super Streamline loans, which were introduced in 2005. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is in effect considered a "no documentation" loan. Each of these products requires the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans are priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower's credit scores and various other credit criteria. SIFA loans require the verification of a potential borrower's asset information on the loan application, but not the income information provided. SIFA loans comprised approximately 30% of our one-to-four family loan originations in 2005 and had an average loan-to-value ratio at origination of 61.6%. The SISA and Super Streamline loans were not a significant portion of our 2005 originations.

Loan Portfolio Composition

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                                 At December 31,
                                    --------------------------------------------------------------------------
                                             2005                      2004                      2003
                                    --------------------------------------------------------------------------
                                                   Percent                   Percent                   Percent
                                                     of                        of                        of
(Dollars in Thousands)                 Amount       Total        Amount       Total        Amount       Total
--------------------------------------------------------------------------------------------------------------
Mortgage loans (gross):
  One-to-four family                $ 9,757,920     68.24%    $ 9,054,747     68.68%    $ 8,971,048     71.13%
  Multi-family                        2,826,807     19.77       2,558,935     19.41       2,230,414     17.69
  Commercial real estate              1,075,914      7.52         944,859      7.17         880,296      6.98
  Construction                          137,012      0.96         117,766      0.89          99,046      0.79
--------------------------------------------------------------------------------------------------------------

Total mortgage loans                 13,797,653     96.49      12,676,307     96.15      12,180,804     96.59
--------------------------------------------------------------------------------------------------------------

Consumer and other loans (gross):
  Home equity                           460,064      3.22         466,087      3.53         386,846      3.07
  Commercial                             24,644      0.17          21,819      0.17          21,937      0.17
  Lines of credit, overdraft             10,680      0.07          11,835      0.09          12,963      0.10
  Other                                   7,116      0.05           7,547      0.06           8,400      0.07
--------------------------------------------------------------------------------------------------------------

Total consumer and other loans          502,504      3.51         507,288      3.85         430,146      3.41
--------------------------------------------------------------------------------------------------------------

Total loans (gross)                  14,300,157    100.00%     13,183,595    100.00%     12,610,950    100.00%

Net unamortized premiums
  and deferred loan costs                92,136                    79,684                    76,037
--------------------------------------------------------------------------------------------------------------

Total loans                          14,392,293                13,263,279                12,686,987

Allowance for loan losses               (81,159)                  (82,758)                  (83,121)
--------------------------------------------------------------------------------------------------------------

Total loans, net                    $14,311,134               $13,180,521               $12,603,866
==============================================================================================================

                                                     At December 31,
                                    -------------------------------------------------
                                             2002                      2001
                                    -------------------------------------------------
                                                   Percent                   Percent
                                                     of                        of
(Dollars in Thousands)                 Amount       Total       Amount        Total
-------------------------------------------------------------------------------------
Mortgage loans (gross):
  One-to-four family                $ 9,209,360     76.86%    $10,105,063     83.59%
  Multi-family                        1,599,985     13.35       1,094,312      9.05
  Commercial real estate                744,623      6.21         598,334      4.95
  Construction                           56,475      0.47          50,739      0.42
-------------------------------------------------------------------------------------

Total mortgage loans                 11,610,443     96.89      11,848,448     98.01
-------------------------------------------------------------------------------------

Consumer and other loans (gross):
  Home equity                           323,494      2.70         189,259      1.57
  Commercial                             22,569      0.19          18,124      0.15
  Lines of credit, overdraft             15,475      0.13          18,046      0.15
  Other                                  11,100      0.09          14,765      0.12
-------------------------------------------------------------------------------------

Total consumer and other loans          372,638      3.11         240,194      1.99
-------------------------------------------------------------------------------------

Total loans (gross)                  11,983,081    100.00%     12,088,642    100.00%

Net unamortized premiums
  and deferred loan costs                76,280                    78,619
-------------------------------------------------------------------------------------

Total loans                          12,059,361                12,167,261

Allowance for loan losses               (83,546)                  (82,285)
-------------------------------------------------------------------------------------

Total loans, net                    $11,975,815               $12,084,976
=====================================================================================

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2005 and does not reflect the effect of prepayments or scheduled principal amortization.

                                                                 At December 31, 2005
                                 ------------------------------------------------------------------------------------
                                   One-to-                                                   Consumer
                                    Four         Multi-       Commercial                       and       Total Loans
(In Thousands)                     Family        Family       Real Estate    Construction     Other       Receivable
---------------------------------------------------------------------------------------------------------------------
Amount due:
  Within one year                $    5,984    $     1,890    $       724     $   80,881    $ 22,788    $   112,267

  After one year:
    One to three years               15,708         16,684         13,244         51,523      13,022        110,181
    Three to five years              39,692         23,888         17,760          4,608       6,163         92,111
    Five to ten years               376,940      1,300,887        605,438              -       9,683      2,292,948
    Ten to twenty years             339,769      1,170,588        407,033              -       8,953      1,926,343
    Over twenty years             8,979,827        312,870         31,715              -     441,895      9,766,307
---------------------------------------------------------------------------------------------------------------------
  Total due after one year        9,751,936      2,824,917      1,075,190         56,131     479,716     14,187,890
---------------------------------------------------------------------------------------------------------------------

Total amount due                 $9,757,920    $ 2,826,807    $ 1,075,914     $  137,012    $502,504    $14,300,157

Net unamortized premiums and
  deferred loan costs                                                                                         92,136
Allowance for loan losses                                                                                    (81,159)
---------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                                    $14,311,134
=====================================================================================================================

The following table sets forth at December 31, 2005, the dollar amount of our loans receivable contractually maturing after December 31, 2006, and whether such loans have fixed interest rates or adjustable interest rates. Our hybrid and interest only ARM loans are classified as adjustable rate loans.

                                     Maturing After December 31, 2006
                            ------------------------------------------------
(In Thousands)                 Fixed          Adjustable           Total
----------------------------------------------------------------------------
Mortgage loans:
  One-to-four family        $    550,483    $    9,201,453    $    9,751,936
  Multi-family                   388,770         2,436,147         2,824,917
  Commercial real estate         124,221           950,969         1,075,190
  Construction                         -            56,131            56,131
Consumer and other loans          13,917           465,799           479,716
----------------------------------------------------------------------------
Total                       $  1,077,391    $   13,110,499    $   14,187,890
============================================================================

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

                                                      For the Year Ended December 31,
                                               ---------------------------------------------
(In Thousands)                                    2005            2004             2003
--------------------------------------------------------------------------------------------
Mortgage loans (gross) (1):
  At beginning of year                         $12,698,725     $12,202,231      $11,671,567
    Mortgage loans originated:
      One-to-four family                         2,380,388       2,043,538        4,036,573
      Multi-family                                 683,643         798,120        1,231,944
      Commercial real estate                       269,269         256,183          418,107
      Construction                                 114,507          91,704           64,300
--------------------------------------------------------------------------------------------
    Total mortgage loans originated              3,447,807       3,189,545        5,750,924
--------------------------------------------------------------------------------------------
    Purchases of mortgage loans (2)                874,529       1,160,118        1,536,139
    Principal repayments                        (2,820,437)     (3,517,383)      (6,126,919)
    Sales of mortgage loans                       (361,579)       (322,079)        (645,908)
    Originations (in excess of) less than
      advances on construction loans               (15,285)        (12,189)          18,519
    Transfer of loans to real estate owned          (2,107)         (1,365)          (2,028)
    Net loans charged off                           (1,225)           (153)             (63)
--------------------------------------------------------------------------------------------
  At end of year                               $13,820,428     $12,698,725      $12,202,231
============================================================================================

Consumer and other loans (gross) (3):
  At beginning of year                         $   508,691     $   431,792      $   374,183
    Consumer and other loans originated            295,495         333,393          286,238
    Principal repayments                          (297,843)       (253,156)        (225,113)
    Sales of consumer and other loans               (2,458)         (3,128)          (3,154)
    Net loans charged off                             (374)           (210)            (362)
--------------------------------------------------------------------------------------------
  At end of year                               $   503,511     $   508,691      $   431,792
============================================================================================

(1) Includes loans classified as held-for-sale totaling $22.8 million, $22.4 million and $21.4 million at December 31, 2005, 2004 and 2003, respectively.

(2) Purchases of mortgage loans represent third party loan originations and are predominantly secured by one-to-four family properties.

(3) Includes loans classified as held-for-sale totaling $1.0 million, $1.4 million and $1.6 million at December 31, 2005, 2004 and 2003, respectively.

Asset Quality

General

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations and a strong real estate market have resulted in our maintaining a low level of non-performing assets relative to the size of our loan portfolio. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to strengthen our financial condition.

The underlying credit quality of our loan portfolio is dependent primarily on each borrower's ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower's ability to pay typically is dependent, in the case of one-to-four family mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower's ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets increased to $66.1 million at December 31, 2005, from $33.5 million at December 31, 2004. Non-performing loans, the most significant component of non-performing assets, increased $32.4 million to $65.0 million at December 31, 2005, from $32.6 million at December 31, 2004. These increases were primarily due to increases in non-performing multi-family and one-to-four family mortgage loans. The increase in non-performing multi-family mortgage loans is primarily attributable to two large loans to unrelated borrowers. The first is a $5.4 million loan involving fraud. We have notified the applicable title insurance company of the existence of this fraud. They are defending our interest subject to a reservation of rights. The second is a $5.3 million loan where the borrower has become delinquent as a result of a large increase in his real estate taxes. The increase in non-performing one-to-four family mortgage loans is partially the result of an $11.5 million increase in loans which are classified as non-performing although they have only missed two payments, as discussed further below. At December 31, 2005, non-performing multi-family loans totaled $26.3 million and had an average loan-to-value ratio of 69.1% and an average debt service coverage ratio of 1.77 times. At December 31, 2005, non-performing one-to-four family mortgage loans totaled $35.7 million and had an average loan-to-value ratio of 64.9%. Loan-to-value ratios are based on current principal balance and original appraised value. While our non-performing loans at December 31, 2005 have increased from December 31, 2004, our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio. The ratio of non-performing loans to total loans increased to 0.45% at December 31, 2005, from 0.25% at December 31, 2004. Our ratio of non-performing assets to total assets increased to 0.30% at December 31, 2005, from 0.14% at December 31, 2004. The allowance for loan losses as a percentage of total non-performing loans decreased to 124.81% at December 31, 2005, from 254.02% at December 31, 2004. For a further discussion of the allowance for loan losses and non-performing assets and loans, see Item 7, "MD&A."

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of December 31, 2005, $28.1 million of mortgage loans classified as non-performing had missed only two payments, compared to $12.3 million at December 31, 2004. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date, but not their interest due. In general, 90 days prior to a loan's maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest. Such loans totaled $176,000 at December 31, 2005 and $573,000 at December 31, 2004.

The net carrying value of our REO totaled $1.1 million at December 31, 2005 and $920,000 at December 31, 2004 and consisted of one-to-four family properties. REO is carried net of allowances for losses at the lower of cost or fair value less estimated selling costs.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as special mention, substandard, doubtful or loss. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified. See the table on page 64 for additional information on our classified assets.

If a loan is classified, an estimated value of the property securing the loan, if any, is determined through an appraisal, where possible. In instances where we have not taken possession of the property or do not otherwise have access to the premises and, therefore, cannot obtain a complete appraisal, a real estate broker's opinion as to the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area. In circumstances for which we have determined that repayment of the loan will be based solely on the collateral and the unpaid balance of the loan is greater than the estimated fair value of such collateral, a specific valuation allowance is established for the difference between the carrying value and the fair value less estimated selling costs.

Impaired Loans

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established when the fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Our impaired loans at December 31, 2005, net of their related allowance for loan losses of $6.9 million, totaled $31.5 million. Interest income recognized on impaired loans amounted to $1.3 million for the year ended December 31, 2005. For further detail on our impaired loans, see Note 4 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see "Critical Accounting Policies" in Item 7, "MD&A."

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making the initial determinations. In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2005, our securities portfolio totaled $6.57 billion, or 29.4% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. At December 31, 2005, our mortgage-backed securities totaled $6.43 billion, or 97.8% of total securities, of which $6.33 billion, or 96.3% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available. Of the REMIC and CMO securities portfolio, $5.91 billion, or 93.5%, are guaranteed by Fannie Mae, or FNMA, Freddie Mac, or FHLMC, or Ginnie Mae, or GNMA, as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. In addition to our REMIC and CMO securities, at December 31, 2005, we had $98.9 million, or 1.5% of total securities, in mortgage-backed pass-through certificates guaranteed by either FNMA, FHLMC or GNMA.

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

In addition to mortgage-backed securities, we have $147.2 million of other securities which consist of FNMA and FHLMC preferred stock, obligations of states and political subdivisions and corporate debt and other securities, some of which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. As of December 31, 2005, the amortized cost of callable securities totaled $124.1 million. No securities were called during the year ended December 31, 2005.

At December 31, 2005, our securities available-for-sale totaled $1.84 billion and our securities held-to-maturity totaled $4.73 billion. For a further discussion of our securities portfolio, see the tables on pages 13 and 14, Item 7, "MD&A," and Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System."

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although at December 31, 2005 and 2004 we had no investments in federal funds sold. Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For a further discussion of our repurchase agreements, see Item 7, "MD&A" and Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Securities Portfolio

The following table sets forth the composition of our available-for-sale and held-to-maturity securities portfolios at their respective carrying values in dollar amounts and in percentages of the portfolios at the dates indicated. Our available-for-sale securities portfolio is carried at estimated fair value and our held-to-maturity securities portfolio is carried at amortized cost.

                                                                               At December 31,
                                                  ------------------------------------------------------------------------
                                                           2005                     2004                     2003
                                                  ------------------------------------------------------------------------

                                                                 Percent                  Percent                  Percent
(Dollars in Thousands)                               Amount     of Total      Amount     of Total      Amount     of Total
--------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
     REMICs and CMOs:
       GSE issuance                               $ 1,567,312     85.12%   $ 2,077,902     86.33%   $ 2,227,851     83.90%
       Non-GSE issuance                                57,938      3.15         75,715      3.15        103,740      3.91
     GSE pass-through certificates                     93,124      5.06        126,570      5.26        166,724      6.28
   FNMA and FHLMC preferred stock                     120,495      6.54        123,548      5.13        131,361      4.95
   Other securities                                     2,482      0.13          3,148      0.13         25,316      0.96
--------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale               $ 1,841,351    100.00%   $ 2,406,883    100.00%   $ 2,654,992    100.00%
==========================================================================================================================

Securities held-to-maturity:
   Mortgage-backed securities:
     REMICs and CMOs:
       GSE issuance                               $ 4,346,631     91.88%   $ 5,772,676     91.58%   $ 4,958,633     85.60%
       Non-GSE issuance                               354,395      7.49        480,053      7.62        772,728     13.34
     GSE pass-through certificates                      5,737      0.12          9,154      0.15         14,345      0.25
   Obligations of states and political
     subdivisions and corporate debt securities        24,190      0.51         41,053      0.65         47,021      0.81
--------------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                 $ 4,730,953    100.00%   $ 6,302,936    100.00%   $ 5,792,727    100.00%
==========================================================================================================================

The following table sets forth the aggregate amortized cost and estimated fair value of our securities, substantially all of which are mortgage-backed securities, where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders' equity at December 31, 2005.

                                                       Amortized     Estimated
      (In Thousands)                                      Cost      Fair Value
      --------------------------------------------------------------------------
      FHLMC                                           $3,814,508   $ 3,720,479
      FNMA                                             2,189,651     2,113,636
      FHLB-NY (1)                                        145,749       145,738

----------
(1)   Comprised primarily of FHLB-NY stock.

The table below sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our repurchase agreements, FHLB-NY stock and securities available-for-sale and held-to-maturity portfolios at December 31, 2005 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates.

                                                         Within                 One to                 Five to
                                                        One Year              Five Years              Ten Years
                                                  --------------------   --------------------   --------------------
                                                              Weighted               Weighted               Weighted
                                                  Amortized    Average   Amortized    Average   Amortized    Average
(Dollars in Thousands)                               Cost       Yield      Cost        Yield       Cost       Yield
--------------------------------------------------------------------------------------------------------------------
Repurchase agreements                             $ 182,803     4.10%     $      -       -%      $      -        -%
====================================================================================================================

FHLB-NY stock (1)(2)                              $       -        -%     $      -       -%      $      -        -%
====================================================================================================================

Securities available-for-sale:
  REMICs and CMOs:
      GSE issuance                                $       -        -%     $    173    6.55%      $      -        -%
      Non-GSE issuance                                    -        -             -       -              -        -
  GSE pass-through certificates                          20     6.83           277    6.48         14,007     6.87
  FNMA and FHLMC preferred
     stock (1)                                            -        -             -       -              -        -
  Other securities                                    1,753     5.09           750    3.85              -        -
--------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale               $   1,773     5.11%     $  1,200    4.85%      $ 14,007     6.87%
====================================================================================================================

Securities held-to-maturity:
  REMICs and CMOs:
      GSE issuance                                $       -        -%     $      -       -%      $      -        -%
      Non-GSE issuance                                    -        -             -       -              -        -
  GSE pass-through certificates                           6     9.22           996    8.47          1,921     6.55
  Obligations of states and political
     subdivisions and corporate debt securities           -        -         9,992    5.80              -        -
--------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                 $       6     9.22%     $ 10,988    6.04%      $  1,921     6.55%
====================================================================================================================

                                                          Over
                                                        Ten Years                   Total Securities
                                                 ----------------------   -------------------------------------
                                                               Weighted                  Estimated    Weighted
                                                  Amortized     Average    Amortized        Fair       Average
(Dollars in Thousands)                               Cost        Yield       Cost          Value        Yield
---------------------------------------------------------------------------------------------------------------
Repurchase agreements                            $         -        -%    $   182,803   $   182,803      4.10%
===============================================================================================================

FHLB-NY stock (1)(2)                             $   145,247     5.25%    $   145,247   $   145,247      5.25%
===============================================================================================================

Securities available-for-sale:
  REMICs and CMOs:
     GSE issuance                                $ 1,645,788     3.96%    $ 1,645,961   $ 1,567,312      3.96%
     Non-GSE issuance                                 61,735     3.54          61,735        57,938      3.54
  GSE pass-through certificates                       76,907     5.66          91,211        93,124      5.85
  FNMA and FHLMC preferred
    stock (1)                                        123,495     5.47         123,495       120,495      5.47
  Other securities                                         -        -           2,503         2,482      4.72
---------------------------------------------------------------------------------------------------------------
Total securities available-for-sale              $ 1,907,925     4.11%    $ 1,924,905   $ 1,841,351      4.13%
===============================================================================================================

Securities held-to-maturity:
  REMICs and CMOs:
     GSE issuance                                $ 4,346,631     4.49%    $ 4,346,631   $ 4,250,726      4.49%
     Non-GSE issuance                                354,395     4.45         354,395       346,099      4.45
  GSE pass-through certificates                        2,814     8.25           5,737         5,926      7.72
  Obligations of states and political
     subdivisions and corporate debt securities       14,198     6.56          24,190        24,262      6.24
---------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                $ 4,718,038     4.50%    $ 4,730,953   $ 4,627,013      4.50%
===============================================================================================================

(1) As equity securities have no maturities, they are classified in the over ten years category.

(2)   The carrying amount of FHLB-NY stock equals cost.

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit accounts, Liquid certificates of deposit, or Liquid CDs, and certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs were introduced in January 2005 and have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. At December 31, 2005, our deposits totaled $12.81 billion. Of the total deposit balance, $1.52 billion, or 11.8%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2005.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products and long-standing customer relationships to attract and retain these deposits. When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We continue to experience intense competition for deposits. However, we continue to maintain a strong level of core deposits, which has contributed to our low cost of funds. Core deposits represented 41.8% of total deposits at December 31, 2005.

For a further discussion of our deposits, see the tables below and on page 16,
Item 7, "MD&A," and Note 7 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

The following table presents our deposit activity for the years indicated.

                                        For the Year Ended December 31,
                                 -----------------------------------------------
(Dollars in Thousands)                2005            2004            2003
--------------------------------------------------------------------------------
Opening balance                  $  12,323,257   $  11,186,594   $  11,067,196
Net deposits (withdrawals)             205,799         899,234        (105,853)
Interest credited                      281,399         237,429         225,251
--------------------------------------------------------------------------------
Ending balance                   $  12,810,455   $  12,323,257   $  11,186,594
================================================================================
Net increase                     $     487,198   $   1,136,663   $     119,398
================================================================================
Percentage increase                       3.95%          10.16%           1.08%
================================================================================

The following table sets forth the maturity periods of our certificates of deposit and Liquid CDs in amounts of $100,000 or more at December 31, 2005.

         (In Thousands)                                                 Amount
         -----------------------------------------------------------------------

         Within three months                                        $   724,000
         Three to six months                                            462,122
         Six to twelve months                                           403,488
         Over twelve months                                             725,141
         -----------------------------------------------------------------------
         Total                                                      $ 2,314,751
         =======================================================================

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

                                                                For the Year Ended December 31,
                              -------------------------------------------------------------------------------------------------
                                           2005                             2004                             2003
                              -------------------------------------------------------------------------------------------------
                                                     Weighted                         Weighted                         Weighted
                                                     Average                          Average                          Average
                                Average    Percent   Nominal     Average    Percent   Nominal     Average    Percent   Nominal
(Dollars in Thousands)          Balance    of Total    Rate      Balance    of Total    Rate      Balance    of Total    Rate
-------------------------------------------------------------------------------------------------------------------------------
Savings                       $ 2,742,417   21.74%     0.40%   $ 2,973,054   25.18%     0.40%   $ 2,907,541   25.96%     0.45%
Money market                      804,855    6.38      0.93      1,088,915    9.22      0.58      1,403,363   12.53      0.71
NOW                               936,848    7.43      0.10        927,632    7.86      0.10        851,723    7.60      0.18
Non-interest bearing NOW
   and demand deposit             632,571    5.01         -        607,190    5.14         -        618,082    5.52         -
Liquid CDs                        350,923    2.78      3.01              -       -         -              -       -         -
-------------------------------------------------------------------------------------------------------------------------------
Total                           5,467,614   43.34      0.55      5,596,791   47.40      0.34      5,780,709   51.61      0.43
-------------------------------------------------------------------------------------------------------------------------------

Certificates of deposit (1):
   Within one year                809,136    6.41      2.35        955,919    8.10      1.26      1,424,825   12.72      1.55
   One to three years           3,191,691   25.32      2.98      2,340,879   19.82      2.80      1,688,220   15.07      3.51
   Three to five years          2,760,364   21.88      4.32      2,645,262   22.40      4.82      2,071,864   18.51      5.22
   Over five years                 54,856    0.43      4.53        126,132    1.07      4.95         86,749    0.77      4.95
   Jumbo                          330,617    2.62      3.25        142,822    1.21      1.65        148,067    1.32      1.74
-------------------------------------------------------------------------------------------------------------------------------
Total                           7,146,664   56.66      3.45      6,211,014   52.60      3.44      5,419,725   48.39      3.62
-------------------------------------------------------------------------------------------------------------------------------

Total deposits                $12,614,278  100.00%     2.19%   $11,807,805  100.00%     1.97%   $11,200,434  100.00%     1.97%
===============================================================================================================================

(1)   Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit and Liquid CDs outstanding at December 31, 2005 and the balances of our certificates of deposit and Liquid CDs outstanding at December 31, 2005, 2004 and 2003.

                                    Period to maturity from December 31, 2005                      At December 31,
                              -----------------------------------------------------   ----------------------------------------
                                 Within      One to two   Two to three   Over three
(In Thousands)                  one year       years         years          years         2005          2004          2003
-----------------------------------------------------------------------------------   ----------------------------------------
Certificates of deposit and
   Liquid CDs:
   1.99% or less              $   295,831   $     6,965   $        -     $        -   $   302,796   $   982,159   $ 1,446,137
   2.00% to 2.99%               1,169,390       127,240        5,757          2,949     1,305,336     2,204,981       797,506
   3.00% to 3.99%               2,644,568       929,932      441,300         61,148     4,076,948     1,901,075     1,268,117
   4.00% to 4.99%                 494,997       263,409      472,787        579,664     1,810,857       699,936       611,975
   5.00% to 5.99%                 235,682       302,102            -            313       538,097       589,044       678,556
   6.00% and over                  46,935             -            -              -        46,935       470,940       699,107
------------------------------------------------------------------------------------------------------------------------------
Total                         $ 4,887,403   $ 1,629,648   $  919,844     $  644,074   $ 8,080,969   $ 6,848,135   $ 5,501,398
==============================================================================================================================

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our interest rate risk management strategy. We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See "Regulation and Supervision - Federal Home Loan Bank System." Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statement of financial condition. At December 31, 2005, borrowings totaled $7.94 billion.

In addition, at December 31, 2005, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $200.0 million, of which $40.0 million was outstanding under the overnight and $50.0 million was outstanding under the one-month line of credit, which are included in total borrowings. Both lines of credit are priced at the federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At December 31, 2005, we had $2.18 billion of borrowings which are callable within one year and at various times thereafter which have contractual remaining maturities of up to three years. We also have $500.0 million of borrowings, due in 2015, which are callable in 2007 and at various times thereafter.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2005, 2004 and 2003, see Item 7, "MD&A" and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Non-interest Revenue

We have continued to focus on building sources of non-interest revenue, including expanding our checking account base to generate additional fees and by making mutual funds, deferred annuities and insurance products available to our customers through our wholly-owned subsidiaries. See "Subsidiary Activities."

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

Astoria Federal's deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal's banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. At December 31, 2005, Astoria Federal ranked fourth in deposit market share, with an 8.3% market share, in the Long Island market, which includes the counties of Queens, Brooklyn, Nassau and Suffolk, based on the Federal Deposit Insurance Corporation, or FDIC, "Summary of Deposits - Market Share Report" dated June 30, 2005.

Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area, through an extensive broker network covering twenty-four states and the District of Columbia and through a third party loan origination program covering forty-four states and the District of Columbia. Our broker and third party loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, they provide geographic diversification, reducing our exposure to concentrations of credit risk.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Additionally over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market. All are our competitors to varying degrees. Our competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. We have experienced continued intense competition for deposits, particularly money market and checking accounts. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face intense competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Federal and AF Insurance Agency, Inc., which are reported on a consolidated basis at December 31, 2005. AF Insurance Agency, Inc. is a life insurance and property and casualty insurance agency. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. makes insurance products available primarily to the customers of Astoria Federal.

We have one other direct subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with FIN 46(R). Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million of Capital Securities and $3.9 million of common securities and using the proceeds to acquire $128.9 million of Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. See Note 1 and Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of Astoria Capital Trust I, the Capital Securities and the Junior Subordinated Debentures.

At December 31, 2005, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis:

AF Agency, Inc. was formed in 1990 to make tax-deferred annuities and a variety of mutual funds available to the customers of Astoria Federal through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $8.4 million for the year ended December 31, 2005, which represented 8.2% of non-interest income.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $382.6 million, or 1.7% of total assets, at December 31, 2005. See Note 1 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of BOLI.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Star Preferred Holding Corporation, or Star Preferred, was incorporated in the State of New Jersey in November 1999 to function as a holding company for Astoria Preferred Funding Corporation, or APFC, which qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended. During 2005, substantially all of the mortgage loans held by APFC were transferred to Fidata Service Corp., or Fidata, a previously inactive subsidiary of Astoria Federal. The remaining assets of both APFC and Star Preferred were transferred to Astoria Federal. Star Preferred and APFC have no assets or operations at December 31, 2005 and are in the process of being dissolved.

Fidata was incorporated in the State of New York in November 1982 and qualifies for alternative tax treatment under Article 9A of the New York State Tax Law. Prior to 2005, Fidata was inactive. During 2005, Fidata was reorganized to qualify as a Connecticut passive investment company, or PIC. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut PIC. Fidata mortgage loans totaled $6.76 billion at December 31, 2005.

Suffco Service Corporation, or Suffco, serves as document custodian for the loans of Astoria Federal and Fidata and certain loans being serviced for FNMA and other investors.

Entrust Holding Corp. is the owner of a fifty percent membership interest in Entrust Title Agency, LLC, which sells title insurance.

Astoria Federal has two subsidiaries which may qualify for alternative tax treatment under Article 9A of the New York State Tax Law and therefore, although inactive, are retained by Astoria Federal.

Astoria Federal has four additional subsidiaries, two of which are single purpose entities that have interests in real estate investments, which are not material to our financial condition, and one of which has no assets or operations but may be used to acquire interests in real estate in the future. The fourth such subsidiary serves as a holding company for one of the other three.

Astoria Federal has three additional subsidiaries which are inactive, two of which Astoria Federal intends to dissolve.

Personnel

As of December 31, 2005, we had 1,545 full-time employees and 225 part-time employees, or 1,658 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

This regulation and supervision establishes a comprehensive framework to regulate and control the activities in which we can engage and is intended primarily for the protection of the deposit insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, FDIC or Congress, could have a material adverse impact on Astoria Federal and us and our respective operations.

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

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage
(core) capital ratio and an 8% total risk-based capital ratio. In assessing an institution's capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal's risk profile. At December 31, 2005, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 6.53%, leverage capital ratio of 6.53% and total risk-based capital ratio of 12.53%.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution's degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2005, Astoria Federal was considered "well capitalized" by the OTS, with a total risk-based capital ratio of 12.53%, Tier 1 risk-based capital ratio of 11.86% and leverage ratio of 6.53%.

Insurance of Deposit Accounts

Pursuant to FDICIA, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's deposit insurance assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied, ranging from 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits since 1997 were each 0 basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Our total expense in 2005 for the assessment for the FICO payments was $1.8 million.

On February 8, 2006, President Bush signed the "Federal Deposit Insurance Reform Act of 2005," or the 2005 Deposit Act, into law. The 2005 Deposit Act contains provisions designed to reform and modernize the Federal deposit insurance system. Among other things, the 2005 Deposit Act will merge the BIF and SAIF into a new Deposit Insurance Fund; index the current $100,000 deposit insurance limit to inflation beginning in 2010 and every succeeding five years; and increase the deposit insurance limit for certain retirement accounts to $250,000 and index that limit to inflation.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution's unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2005, Astoria Federal's largest aggregate amount of loans to one borrower totaled $67.1 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender, or QTL, Test

The HOLA requires savings associations to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2005, Astoria Federal maintained in excess of 92% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2005. Therefore, Astoria Federal qualified under the QTL test.

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

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association's supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. Effective July 1, 2004, the OTS adopted a final rule replacing examination fees for savings and loan holding companies with semi-annual assessments. The OTS has phased in the assessments at a rate of 25% of the first semi-annual assessment on July 1, 2004, 50% of the second semi-annual assessment on January 1, 2005 and 100% of the third semi-annual assessment on July 1, 2005. For the year ended December 31, 2005, we paid $2.9 million in assessments.

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

Community Reinvestment

Under the Community Reinvestment Act, or CRA, as implemented by the OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as "outstanding" over its last five CRA examinations. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

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

Federal Home Loan Bank System

Astoria Federal is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is currently required to acquire and hold shares of capital stock in the FHLB-NY. Effective December 1, 2005, the FHLB-NY implemented a new capital plan. The new capital plan resulted in an automatic exchange of shares of FHLB-NY stock held by members for shares of FHLB-NY Class B stock and changed the members' minimum stock investment requirements. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Astoria Federal, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities including CMOs and REMICs, held by Astoria Federal. The activity-based stock purchase requirement for Astoria Federal is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Astoria Federal is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY's balance sheet of derivative contracts between the FHLB-NY and its members, which for Astoria Federal is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan. Prior to December 1, 2005, Astoria Federal was required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its outstanding borrowings from the FHLB-NY, whichever was greater.

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2005 of $145.2 million. Dividends from the FHLB-NY to Astoria Federal amounted to $6.0 million for the year ended December 31, 2005, $3.5 million for the year ended December 31, 2004 and $10.6 million for the year ended December 31, 2003.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $7.8 million and $48.3 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Astoria Federal's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

State and Local Taxation

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.5%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, "alternative" net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal's subsidiaries. Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions. The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

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

ITEM 1A. RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Changes in interest rates may reduce our net income.

Our earnings depend largely on the relationship between the yield on our interest-earning assets, primarily our mortgage loans and mortgage-backed securities, and the cost of our deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.

In addition, the actual amount of time before mortgage loans and mortgage-backed securities are repaid can be significantly impacted by changes in mortgage prepayment rates and market interest rates. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates, related mortgage refinancing opportunities and competition.

Some of our borrowings contain features that would allow them to be called prior to their contractual maturity. This would generally occur during periods of rising interest rates. If this were to occur, we would need to either renew the borrowings at a potentially higher rate of interest, which would negatively impact our net interest income, or repay such borrowings. If we sell securities to fund the repayment of such borrowings, any decline in estimated market value with respect to the securities sold would be realized and could result in a loss upon such sale.

During 2005, the Federal Open Market Committee, or FOMC, raised the federal funds rate eight times (a total of 200 basis points). As a result, U.S. Treasury yields at December 31, 2005 have increased from December 31, 2004, with the exception of the thirty year U.S. Treasury yield, which has decreased. Although U.S. Treasury yields have risen, yields on the longer end of the U.S. Treasury yield curve have not risen to the same degree as shorter term yields. This has resulted in a significant flattening of the U.S. Treasury yield curve, which began in the latter half of 2004 and continued during 2005. Our short-term borrowings, as well as our deposits, are generally priced relative to short-term U.S. Treasury yields whereas our mortgage loans and mortgage-backed securities are generally priced relative to medium-term (two to five years) U.S. Treasury yields. The flattening of the yield curve reduces the spread between the yield on our interest-earning assets and the cost of our deposits and borrowings, thereby reducing our net income.

Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change.

Changes in interest rates may reduce our stockholders' equity.

At December 31, 2005, $1.84 billion of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders' equity by the amount of the change in estimated fair value of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders' equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. If these securities are never sold, the decrease will be recovered over the life of the securities.

Our results of operations are affected by economic conditions in the New York metropolitan area.

Our retail banking and a significant portion of our lending business (41.6% of our mortgage loan portfolio at December 31, 2005) are concentrated in the New York metropolitan area. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area. Decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, a deterioration in economic conditions in the New York metropolitan area could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses. Such a deterioration also could adversely impact the demand for our products and services, and, accordingly, on our results of operations.

Strong competition within our market areas could hurt our profits and slow growth.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Additionally over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market. All are our competitors to varying degrees.

We face intense competition both in making loans and attracting deposits. Our competition for loans, both locally and in the aggregate, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more difficult to grow our loan and deposit balances. Our profitability depends upon our continued ability to compete successfully in our market areas.

Our increased emphasis on multi-family and commercial real estate lending may expose us to increased lending risks.

At December 31, 2005, $3.90 billion, or 27.3%, of our total loan portfolio consisted of multi-family and commercial real estate loans. While we continue to primarily be a one-to-four family mortgage lender, over the past several years we have increased our emphasis on multi-family and commercial real estate loan originations and intend to continue to emphasize this type of lending. Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

As a result of our efforts to continue to grow the multi-family and commercial real estate loan portfolios, we have increased our emphasis on originations of multi-family and commercial real estate loans in states other than New York. Originations in states other than New York represented 34.6% of our total originations of multi-family and commercial real estate loans in 2005, of which 85.9% were originated in New Jersey, Connecticut and Florida. We could be subject to additional risks with respect to multi-family and commercial real estate lending in states other than New York as we have less experience in these areas with this type of lending and less direct oversight of the borrowers.

Astoria Federal's ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan association holding company regulated by the OTS and almost all of our operating assets are owned by Astoria Federal. We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan association holding company, Astoria Federal must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution.

In addition, Astoria Federal may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified Astoria Federal that it was in need of more than normal supervision. Under the prompt corrective action provisions of the FDIA, an insured depository institution such as Astoria Federal is prohibited from making a capital distribution, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDIA). Based on Astoria Federal's current financial condition, we do not expect that this provision will have any impact on our ability to obtain dividends from Astoria Federal. Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe or unsound banking practice.

There can be no assurance that Astoria Federal will be able to pay dividends at past levels, or at all, in the future.

In addition to regulatory restrictions on the payment of dividends, Astoria Federal is subject to certain restrictions imposed by federal law on any extensions of credit it makes to its affiliates and on investments in stock or other securities of its affiliates. We are considered an affiliate of Astoria Federal. These restrictions prevent affiliates of Astoria Federal, including us, from borrowing from Astoria Federal, unless various types of collateral secure the loans. Federal law limits the aggregate amount of loans to and investments in any single affiliate to 10% of Astoria Federal's capital stock and surplus and also limits the aggregate amount of loans to and investments in all affiliates to 20% of Astoria Federal's capital stock and surplus.

If we do not receive sufficient cash dividends or borrowings from Astoria Federal, then we may not have sufficient funds to pay dividends, repurchase our common stock or service our debt obligations.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the OTS and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institution regulation has been the subject of significant legislation and may be the subject of further significant legislation in the future, none of which is in our control. Significant new laws or changes in, or repeals of, existing laws, including with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, cost of compliance could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for Astoria Federal, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions would have a material impact on Astoria Federal, and therefore on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate 86 full-service banking offices, of which 50 are owned and 36 are leased. We own our principal executive office and the office for our mortgage operations, both located in Lake Success, New York. We also lease office facilities for our wholly-owned subsidiaries Fidata in Norwalk, Connecticut, and Suffco in Farmingdale, New York. We believe such facilities are suitable and adequate for our operational needs.

We are obligated under a lease commitment through 2017 for our previous mortgage operating facility in Mineola, New York which we no longer occupy. At December 31, 2005 this facility was fully sublet.

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

We are a party to two actions pending in the U.S. Court of Federal Claims against the United States, involving assisted acquisitions made in the early 1980's and supervisory goodwill accounting utilized in connection therewith, or goodwill litigation, which could result in a gain.

The trial in one of the actions, which is entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, commenced on January 18, 2005 and concluded on July 7, 2005. We asked the court to award damages totaling $594.0 million from the U.S. government for breach of contract in connection with a 1983 Assistance Agreement between the Long Island Savings Bank, FSB, which was acquired by us in 1998, and the Federal Savings and Loan Insurance Corporation. The Court rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government in this action. On December 14, 2005, the United States filed a notice of appeal. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. No portion of the $435.8 million award has been recognized in our consolidated financial statements. Legal expense has been recognized as it was incurred.

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

On or about February 24, 2005, the Attorney General of the State of New York, or the Attorney General, served on Astoria Federal a subpoena duces tecum, or the Subpoena, seeking documents and information concerning, among other things, our contractual relationship with Independent Financial Marketing Group, Inc., or IFMG, IFMG Securities, Inc. and IFS Agencies, Inc., and the marketing and sale of Alternative Investment Products (i.e., financial products that are not bank instruments insured by the FDIC). On several occasions thereafter in 2005, and again in January 2006, the Attorney General supplemented the Subpoena with requests for additional documents and information.

Our arrangements with IFMG impose on IFMG compliance, disclosure and oversight-related obligations in connection with their sale of Alternative Investment Products to our customers at our branch locations. In this regard, we believe we are in full compliance with the Interagency Statement on Retail Sales of Nondeposit Investment Products issued by the federal bank regulatory authorities and Part 536 of the OTS Regulations regarding Consumer Protection in the Sale of Insurance.

We are cooperating with the Attorney General's inquiry. No charges of wrongdoing on our part in connection with the sale of Alternative Investment Products have been filed by the Attorney General against us. Given the current status of the inquiry, no assurance can be given as to when the inquiry may be concluded, the ultimate result of the inquiry or any potential impact on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2005 to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR ASTORIA FINANCIAL CORPORATION'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol "AF." The table below shows the high and low sale prices reported on the NYSE for our common stock during the periods indicated.

                        2005                2004
                 --------------------------------------
                  High       Low       High       Low
-------------------------------------------------------
First Quarter    $27.20    $ 24.30    $28.37    $23.63
Second Quarter    28.85      23.80     25.73     22.17
Third Quarter     30.20      25.70     24.82     22.21
Fourth Quarter    30.35      24.43     27.81     23.15

As of February 15, 2006, we had approximately 3,700 shareholders of record. As of December 31, 2005, there were 104,967,280 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2005 and 2004.

                                         2005                            2004
           --------------------------------------------------------------------
           First Quarter                $0.20                           $0.16
           Second Quarter                0.20                            0.17
           Third Quarter                 0.20                            0.17
           Fourth Quarter                0.20                            0.17

In addition to cash dividends, on March 1, 2005, stockholders received one additional share of our common stock for every two shares owned pursuant to a three-for-two common stock split declared on January 19, 2005 by our Board of Directors.

On January 25, 2006, our Board of Directors declared a quarterly cash dividend of $0.24 per common share, payable on March 1, 2006, to common stockholders of record as of the close of business on February 15, 2006. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances. See Item 7, "MD&A - Liquidity and Capital Resources" for further discussion of such financial covenants and other limitations. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, "Business - Regulation and Supervision" and Note 9 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the impact of regulatory capital requirements on Astoria Federal's ability to pay dividends. See Item 1, "Business - Federal Taxation" and Note 12 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes;
(2) redeems its stock; or (3) liquidates.

The following table sets forth the repurchases of our common stock by month during the three months ended December 31, 2005.

                                                       Total Number           Maximum
                             Total                      of Shares        Number of Shares
                           Number of     Average    Purchased as Part     that May Yet Be
                             Shares    Price Paid      of Publicly      Purchased Under the
         Period            Purchased   per Share     Announced Plans         Plans (1)
-------------------------------------------------------------------------------------------
October 1, 2005 through
   October 31, 2005          570,000     $26.68          570,000            2,192,300
November 1, 2005 through
   November 30, 2005       1,120,000     $28.53        1,120,000            1,072,300
December 1, 2005 through
   December 31, 2005         810,000     $29.32          810,000              262,300
-------------------------------------------------------------------------------------------
Total                      2,500,000     $28.37        2,500,000
===========================================================================================

(1) Excludes 10,000,000 shares that may yet be purchased under the eleventh stock repurchase plan, approved by our Board of Directors on December 21, 2005, which commenced immediately following the completion of the tenth stock repurchase plan on January 10, 2006.

All of the shares repurchased during the three months ended December 31, 2005 were repurchased under our tenth stock repurchase plan, approved by our Board of Directors on May 19, 2004, which authorized the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions.

On June 10, 2005, our Chief Executive Officer, George L. Engelke, Jr., submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the June 10, 2005 certification date.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

                                                                            At December 31,
                                               ------------------------------------------------------------------------
(In Thousands)                                     2005           2004           2003           2002          2001
-----------------------------------------------------------------------------------------------------------------------
Selected Financial Data:
Total assets                                   $ 22,380,271   $ 23,415,869   $ 22,461,594   $ 21,701,758   $ 22,671,635
Federal funds sold and repurchase agreements        182,803        267,578         65,926        510,252      1,309,164
Securities available-for-sale                     1,841,351      2,406,883      2,654,992      2,792,581      3,549,183
Securities held-to-maturity                       4,730,953      6,302,936      5,792,727      5,041,257      4,463,928
Loans receivable, net                            14,311,134     13,180,521     12,603,866     11,975,815     12,084,976
Deposits                                         12,810,455     12,323,257     11,186,594     11,067,196     10,903,693
Borrowings, net                                   7,937,526      9,469,835      9,632,037      8,825,046      9,825,661
Stockholders' equity                              1,350,227      1,369,764      1,396,531      1,553,998      1,542,586

                                                                    For the Year Ended December 31,
                                               ------------------------------------------------------------------------
(In Thousands, Except Per Share Data)              2005           2004           2003           2002          2001
-----------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income                                $  1,082,987   $  1,045,901   $  1,057,291   $  1,266,262   $  1,438,563
Interest expense                                    604,207        575,335        677,753        801,838        981,605
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                 478,780        470,566        379,538        464,424        456,958
Provision for loan losses                                 -              -              -          2,307          4,028
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   loan losses                                      478,780        470,566        379,538        462,117        452,930
Non interest income                                 102,199         80,084        119,561        107,407         90,105
Non interest expense:
   General and administrative                       228,734        225,011        205,877        195,827        178,767
   Extinguishment of debt                                 -              -              -          2,202              -
   Amortization of goodwill                               -              -              -              -         19,078
-----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                          228,734        225,011        205,877        198,029        197,845
-----------------------------------------------------------------------------------------------------------------------
Income before income tax expense and
   cumulative effect of accounting change           352,245        325,639        293,222        371,495        345,190
Income tax expense                                  118,442        106,102         96,376        123,066        120,036
-----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   accounting change                                233,803        219,537        196,846        248,429        225,154
Cumulative effect of accounting change,
   net of tax                                             -              -              -              -         (2,294)
-----------------------------------------------------------------------------------------------------------------------
Net income                                          233,803        219,537        196,846        248,429        222,860
Preferred dividends declared                              -              -          4,500          6,000          6,000
-----------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders    $    233,803   $    219,537   $    192,346   $    242,429   $    216,860
=======================================================================================================================
Basic earnings per common share                $       2.30   $       2.03   $       1.68   $       1.94   $       1.60
Diluted earnings per common share              $       2.26   $       2.00   $       1.66   $       1.90   $       1.57

                                                                       At or For the Year Ended December 31,
                                                        -------------------------------------------------------------------
                                                               2005          2004          2003          2002          2001
---------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios and Other Data:

Return on average assets                                       1.02%         0.97%         0.87%         1.12%         0.99%
Return on average stockholders' equity                        17.06         15.81         13.26         15.87         14.13
Return on average tangible stockholders' equity (1)           19.72         18.25         15.15         18.00         16.12

Average stockholders' equity to average assets                 5.99          6.12          6.54          7.07          7.00
Average tangible stockholders' equity
    to average tangible assets (1)(2)                          5.22          5.35          5.78          6.28          6.19
Stockholders' equity to total assets                           6.03          5.85          6.22          7.16          6.80

Net interest rate spread                                       2.11          2.09          1.72          2.11          1.91
Net interest margin                                            2.19          2.17          1.78          2.23          2.12
Average interest-earning assets to average
    interest-bearing liabilities                               1.03x         1.03x         1.02x         1.03x         1.05x

General and administrative expense to average assets           1.00%         0.99%         0.91%         0.88%         0.79%
Efficiency ratio (3)                                          39.37         40.86         41.25         34.25         32.68

Cash dividends paid per common share                    $      0.80   $      0.67   $      0.57   $      0.51   $      0.41
Dividend payout ratio                                         35.40%        33.50%        34.34%        26.84%        26.11%

Asset Quality Ratios:

Non-performing loans to total loans (4)                        0.45          0.25          0.23          0.29          0.31
Non-performing loans to total assets (4)                       0.29          0.14          0.13          0.16          0.16
Non-performing assets to total assets (4)(5)                   0.30          0.14          0.14          0.16          0.18
Allowance for loan losses to non-performing loans (4)        124.81        254.02        280.10        242.04        221.70
Allowance for loan losses to non-accrual loans               125.15        258.57        285.51        249.53        229.60
Allowance for loan losses to total loans                       0.56          0.62          0.66          0.69          0.68

Other Data:

Number of deposit accounts                                  953,998       975,155       963,120       990,873       985,473
Mortgage loans serviced for others (in thousands)       $ 1,502,852   $ 1,670,062   $ 1,895,102   $ 2,671,085   $ 3,322,087
Full service banking offices                                     86            86            86            86            86
Regional lending offices                                          3             4             3             1             1
Full time equivalent employees                                1,658         1,862         1,971         1,956         1,885

(1) Average tangible stockholders' equity represents average stockholders' equity less average goodwill.

(2)   Average tangible assets represents average assets less average goodwill.

(3) Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.

(4) Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $1.6 million, $2.8 million, $3.9 million, $5.0 million and $5.4 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

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

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through increased dividends and our stock repurchases. We have been successful in achieving this goal over the past several years and that trend has continued during 2005.

During the year ended December 31, 2005, the national and local real estate markets remained strong and continued to support new and existing home sales. The FOMC raised the federal funds rate eight times during 2005. As a result, U.S. Treasury yields at December 31, 2005 have increased from December 31, 2004, with the exception of the thirty year U.S. Treasury yield, which has decreased. Although U.S. Treasury yields have risen, yields on the longer end of the U.S. Treasury yield curve have not risen to the same degree as shorter term yields. This has resulted in a significant flattening of the U.S. Treasury yield curve, which began in the latter half of 2004 and continued during 2005. In addition, changes in medium- and long-term yields within individual quarters have resulted in variability in cash flows and refinance activity during 2005.

As a result of the U.S. Treasury yield curve environment that prevailed during 2005, we pursued a strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Our total loan portfolio increased during the year ended December 31, 2005. This increase was a result of the increase in our mortgage loan portfolio due to the overall reduction in repayment activity in 2005 as compared to 2004, coupled with continued strong loan origination volume.

Total deposits increased during the year ended December 31, 2005. This increase was primarily attributable to our certificates of deposit and our new Liquid CDs as a result of the continued success of our marketing campaigns which have focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities and borrowings portfolios decreased from December 31, 2004, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve.

During the third quarter of 2005 we entered into a sub-servicing agreement with DMI to outsource our mortgage loan servicing activities. Pursuant to this sub-servicing agreement, effective December 1, 2005, DMI has undertaken the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors. The decision to take this action was driven by economics as we continue to strive to increase operating efficiency in all aspects of our operations. While our individual mortgage loan balances are currently larger than in prior years, the number of loans we service has decreased over the past several years, thereby lowering operating efficiency. In addition, we implemented other company-wide cost saving initiatives in an effort to improve future operating efficiency. Our results of operations for year ended December 31, 2005 include $1.9 million, before tax, in charges related to the outsourcing of our mortgage loan servicing activities and other company-wide cost saving initiatives. These initiatives, which resulted in staff reductions primarily in our mortgage servicing, retail banking and loan origination areas, are expected to result in annual net expense savings of approximately $5.0 million, before tax, beginning in 2006.

Net income for 2005 increased from the prior year. This increase was primarily due to increases in net interest income and non-interest income. The increase in net interest income is attributable to an increase in interest income, partially offset by an increase in interest expense. The increase in interest income was primarily due to the increase in the average balance of interest-earning assets, coupled with a decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios. The decrease in net premium amortization was primarily due to the reduction in repayment levels during 2005, as well as the reduced amount of unamortized premium remaining in our mortgage-backed securities portfolio. The increase in interest expense is primarily due to an increase in interest expense on certificates of deposit and Liquid CDs as a result of the increases in the average balances of these deposits, partially offset by the decrease in interest expense on borrowings primarily resulting from the decrease in the average balance of borrowings. The increase in non-interest income relates primarily to the other-than-temporary impairment write-down on our FHLMC perpetual preferred securities in the 2004 fourth quarter, coupled with an increase in customer service fees, partially offset by the absence of gains on sales of securities in 2005.

We expect the operating environment to remain challenging throughout 2006 as rising short-term interest rates and relatively stable medium- and long-term interest rates exert further pressure on the net interest margin. As a result, we expect to continue our strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while we emphasize deposit and loan growth, all of which should continue to improve both the quality of the balance sheet and earnings. Overall, these activities should result in a further reduction in the balance sheet similar to the 2005 reduction. Additionally, we anticipate that the net interest margin will be somewhat lower in 2006 as compared to 2005, but should not decline below an average of 2.00% for the full year. As we continue to reduce the size of the balance sheet during this challenging interest rate environment, we will continue to focus on the repurchase of our stock as a very desirable use of capital.

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

Individual loan loss reviews are completed quarterly for all classified loans. Individual loan loss reviews are generally completed annually for multi-family, commercial real estate and construction loans in excess of $2.5 million, commercial business loans in excess of $200,000, one-to-four family loans in excess of $1.0 million and debt restructurings. In addition, we generally review annually at least fifty percent of the outstanding balances of multi-family, commercial real estate and construction loans to single borrowers with concentrations in excess of $2.5 million.

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

Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Our evaluations of general valuation allowances are inherently subjective because, even though they are based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. Therefore, we annually review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances. In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

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

Valuation of MSR

The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR are carried at amortized cost less impairment, if any, which is recognized through a valuation allowance through charges to earnings. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The fair value of MSR is estimated by reference to quoted market prices of similar loans sold servicing released. Impairment exists if the carrying value of MSR exceeds the estimated fair value. We stratify our MSR by underlying loan type, primarily fixed and adjustable, and further stratify the fixed rate loans by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in impairment. The estimated fair values of each MSR stratum are obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous market based assumptions including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market's perception of future interest rate movements. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.

At December 31, 2005, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.07%, a weighted average constant prepayment rate on mortgages of 15.84% and a weighted average life of 4.7 years. At December 31, 2004, our MSR, net, had an estimated fair value of $16.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.10%, a weighted average constant prepayment rate on mortgages of 15.33% and a weighted average life of 4.8 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time. Assuming an increase in interest rates of 100 basis points at December 31, 2005, the estimated fair value of our MSR would have been $3.9 million greater. Assuming a decrease in interest rates of 100 basis points at December 31, 2005, the estimated fair value of our MSR would have been $6.4 million lower.

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

On September 30, 2005, we performed our annual goodwill impairment test. We determined the fair value of our reporting unit to be in excess of its carrying amount by $1.44 billion. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at December 31, 2005, are based on published or securities dealers' market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At December 31, 2005, we had 228 securities with an estimated fair value totaling $6.33 billion which had an unrealized loss totaling $190.0 million. Of the securities in an unrealized loss position at December 31, 2005, $3.37 billion, with an unrealized loss of $142.6 million, have been in a continuous unrealized loss position for more than twelve months. At December 31, 2005, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be maturity. There were no other-than-temporary impairment write-downs during the year ended December 31, 2005.

During the 2004 fourth quarter, we recorded a $16.5 million other-than-temporary impairment write-down charge on $120.0 million face value of perpetual preferred stock issued by FHLMC which is included as a component of non-interest income in our 2004 results of operations. The FHLMC perpetual preferred securities are investment grade securities, rated AA- by Standard & Poor's and Aa3 by Moody's Investors Service, held in our available-for-sale securities portfolio. The decision to recognize the other-than-temporary impairment charge was based on a conservative interpretation of accounting literature. Similar to debt securities, changes in the estimated fair value of these FHLMC perpetual preferred securities are primarily attributable to changes in market interest rates. However, as these securities are equity instruments with no stated maturity date, they cannot be evaluated in the same manner as the changes in the estimated fair value of debt instruments, according to authoritative literature. While we believed the estimated fair value of these securities would have increased back to their amortized cost in the future, we could not have predicted with certainty at December 31, 2004 that such a recovery would have occurred in the near term, particularly since a recovery would have been predicated on a decline in market interest rates. The write-down does not change our expectation of the long-term value of these investment grade securities.

In November 2005, the FASB issued Staff Position Nos. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or FSP No. 115-1, which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect our application of FSP No. 115-1 to have a material impact on our financial condition or results of operations. For additional information, see "Impact of Accounting Standards and Interpretations" and Note 3 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of mortgage refinance activity. As mortgage interest rates increase, customers' refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $5.40 billion for the year ended December 31, 2005 and $6.42 billion for the year ended December 31, 2004. The decrease in loan and security repayments was primarily the result of the lower levels of mortgage loan refinance activity we experienced in 2005 as compared to 2004.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $271.6 million during the year ended December 31, 2005 and $277.4 million during the year ended December 31, 2004. Deposits increased $487.2 million during the year ended December 31, 2005 and $1.14 billion during the year ended December 31, 2004. The net increases in deposits for the years ended December 31, 2005 and 2004 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings and quality service. As previously discussed, the net increase in deposits for the year ended December 31, 2005 is primarily attributable to an increase in certificates of deposit and our new Liquid CDs as a result of the success of our marketing campaigns which have focused on attracting these types of deposits. During the year ended December 31, 2005, $3.70 billion of certificates of deposit, with a weighted average rate of 2.71% and a weighted average maturity at inception of seventeen months, matured and $4.06 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.45% and a weighted average maturity at inception of thirteen months. See page 53 for further detail regarding deposit activity.

Net borrowings decreased $1.53 billion during the year ended December 31, 2005 and decreased $162.2 million during the year ended December 31, 2004. The decreases in net borrowings during the years ended December 31, 2005 and 2004 reflect our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the continued flattening of the U.S. Treasury yield curve.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the year ended December 31, 2005 totaled $4.32 billion, of which $3.45 billion were originations and $874.5 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2004, totaling $4.35 billion, of which $3.19 billion were originations and $1.16 billion were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $361.5 million during the year ended December 31, 2005 and $323.2 million during the year ended December 31, 2004. Purchases of securities totaled $177.6 million during the year ended December 31, 2005 and $3.07 billion during the year ended December 31, 2004. The decrease in securities purchases during the year ended December 31, 2005 reflects the previously discussed strategy of reducing the securities and borrowings portfolios.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $352.0 million at December 31, 2005, compared to $406.4 million at December 31, 2004. Borrowings maturing over the next twelve months total $2.24 billion with a weighted average rate of 3.21%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $4.89 billion in certificates of deposit and Liquid CDs with a weighted average rate of 3.48% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates as of December 31, 2005:

                                                       Certificates of Deposit
                                  Borrowings              and Liquid CDs
                             ---------------------   ---------------------------
                                          Weighted                   Weighted
                                          Average                    Average
(Dollars in Millions)         Amount        Rate      Amount          Rate
--------------------------------------------------   ---------------------------

Contractual Maturity:
   2006                      $ 2,244 (1)    3.21%    $  4,887         3.48%
   2007                        1,870 (2)    3.04        1,630         4.06
   2008                        2,650 (3)    5.01          920         4.12
   2009                          300        3.29          428         4.18
   2010                            -           -          186         4.29
   2011 and thereafter           879 (4)    4.95           30         4.25
   ----------------------------------------------------------------------------
   Total                     $ 7,943        3.97%    $  8,081         3.73%
   ============================================================================

      (1) Includes $820.0 million of overnight and other short-term borrowings with a weighted average rate of 4.22%.

      (2) Includes $50.0 million of borrowings, with a weighted average rate of 5.62%, which are callable by the counterparty in 2006 and at various times thereafter.

      (3) Includes $2.13 billion of borrowings, with a weighted average rate of 5.27%, which are callable by the counterparty in 2006 and at various times thereafter.

      (4) Includes $500.0 million of borrowings, with a weighted average rate of 3.32%, which are callable by the counterparty in 2007 and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities through our subsidiary, Astoria Capital Trust I, and senior debt. Holding company debt obligations, which are included in other borrowings, are further described below.

Our Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The terms of the Junior Subordinated Debentures limit our ability to pay dividends or otherwise make distributions if we are in default or have elected to defer interest payments otherwise due under the Junior Subordinated Debentures. Such limitations do not apply, however, to dividends payable in our common stock, or our dividend reinvestment plan, our stock option plans or our stockholders rights plan. The Junior Subordinated Debentures were issued to Astoria Capital Trust I as part of the transaction in which Astoria Capital Trust I privately issued trust preferred securities.

We have $60.0 million of 7.67% senior unsecured notes, which were issued in a private placement, mature in 2008 and require annual principal payments of $20.0 million, which began in 2004. The terms of these notes preclude a sale of more than 30% of our deposit liabilities and preclude us from incurring long-term debt, which excludes debt of Astoria Federal incurred in the ordinary course of business, including FHLB-NY advances, in excess of 90% of our consolidated stockholders' equity. The terms also require that we maintain a consolidated capital to assets ratio of not less than 4.0%; a non-performing asset ratio, net of our allowance for loan losses, of less than 3.5% of assets; and a consolidated interest coverage ratio of at least 3.0 to 1.0. However, the terms of our 7.67% senior unsecured notes do not preclude our merger or sale of all or substantially all of our assets. As of December 31, 2005, we were in compliance with each of these covenants, and we do not anticipate these covenants will have a material effect on our operations.

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

Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market demand, interest rates, our capital levels, Astoria Federal's ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model. For further discussion of our debt obligations, see Note 8 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data."

We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations. During 2005, Astoria Federal paid dividends to Astoria Financial Corporation totaling $200.0 million, amounting to 80.4% of Astoria Federal's net income for 2005. Astoria Financial Corporation's primary uses of funds include the payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid principal and interest on its debt obligations totaling $49.3 million in 2005. Our payment of dividends and repurchases of our common stock, which are further discussed below, totaled $262.1 million in 2005. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. Additionally, all proposed distributions from Astoria Federal must be submitted to the OTS for review. For further discussion of limitations on capital distributions from Astoria Federal, see "Regulation and Supervision" in Item 1, "Business."

We declared cash dividends on our common stock totaling $81.2 million during the year ended December 31, 2005 and $72.0 million during the year ended December 31, 2004. In addition to cash dividends, on March 1, 2005, stockholders received one additional share of our common stock for every two shares owned pursuant to a three-for-two common stock split declared on January 19, 2005. On January 25, 2006, we declared a quarterly cash dividend of $0.24 per share on shares of our common stock, payable on March 1, 2006, to stockholders of record as of the close of business on February 15, 2006.

On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During the year ended December 31, 2005, we repurchased 6,582,500 shares of our common stock at an aggregate cost of $180.9 million. In total, as of December 31, 2005, we repurchased 11,737,700 shares of our common stock, at an aggregate cost of $308.6 million, under our tenth stock repurchase plan. On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of the tenth stock repurchase plan on January 10, 2006. For further information on our common stock repurchases, see Item 5, "Market for Astoria Financial Corporation's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

See "Financial Condition" for a further discussion of the changes in stockholders' equity.

At December 31, 2005, Astoria Federal's capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.53%, leverage capital ratio of 6.53% and total risk-based capital ratio of 12.53%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%.

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

Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. We are exposed to credit risk in the event of non-performance by counterparties to derivative instruments. In the event of default by a counterparty, we would be subject to an economic loss that corresponds to the cost to replace the agreement. We control the credit risk associated with our derivative instruments by dealing only with counterparties with the highest credit ratings, establishing counterparty exposure limits and monitoring procedures.

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $42.9 million at December 31, 2005 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis. We enter into commitments to sell loans as an economic hedge against our pipeline of fixed rate loans which we originate primarily for sale into the secondary market. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2005.

                                                                                Payments due by period
                                                             ------------------------------------------------------------
                                                                          Less than      One to     Three to   More than
(In Thousands)                                                  Total     One Year    Three Years  Five Years  Five Years
-------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
   Borrowings with original terms greater than three months  $7,122,866  $ 1,424,000  $ 4,520,000  $  300,000  $  878,866
   Minimum rental payments due under non-cancelable
      operating leases                                           74,800        7,267       13,628      10,142      43,763
   Commitments to originate and purchase loans (1)              497,644      497,644            -           -           -
   Commitments to fund unused lines of credit (2)               432,528      432,528            -           -           -
-------------------------------------------------------------------------------------------------------------------------
   Total                                                     $8,127,838  $ 2,361,439  $ 4,533,628  $  310,142  $  922,629
=========================================================================================================================

(1) Commitments to originate and purchase loans include commitments to originate loans held-for-sale.

(2)   Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $596.7 million at December 31, 2005. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2005. We also have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value. The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement. The outstanding option balance on the agreement totaled $23.0 million at December 31, 2005.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $4.6 million at December 31, 2005.

See Note 1, Note 10 and Note 11 of Notes to Consolidated Financial Statements in
Item 8, "Financial Statements and Supplementary Data," for additional information regarding our commitments, contingent liabilities and derivative instruments.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2005 and 2004

Financial Condition

Total assets decreased $1.04 billion to $22.38 billion at December 31, 2005, from $23.42 billion at December 31, 2004. The primary reason for the decrease in total assets was a decrease in securities, partially offset by an increase in loans receivable.

Mortgage loans, net, increased $1.13 billion to $13.88 billion at December 31, 2005, from $12.75 billion at December 31, 2004. This increase was due to increases in each of our mortgage loan portfolios. Gross mortgage loans originated and purchased during the year ended December 31, 2005 totaled $4.32 billion, of which $3.45 billion were originations and $874.5 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2004 totaling $4.35 billion, of which $3.19 billion were originations and $1.16 billion were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $361.5 million during the year ended December 31, 2005 and $323.2 million during the year ended December 31, 2004. Mortgage loan repayments decreased to $2.82 billion for the year ended December 31, 2005, from $3.52 billion for the year ended December 31, 2004, which reflects the lower levels of refinance activity previously discussed.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $703.2 million to $9.76 billion at December 31, 2005, from $9.05 billion at December 31, 2004, and represented 68.2% of our total loan portfolio at December 31, 2005. The lower levels of loan prepayments and continued strength of the purchase mortgage market resulted in continued one-to-four family mortgage loan portfolio growth, which began in the 2004 fourth quarter.

Our multi-family mortgage loan portfolio increased $267.9 million to $2.83 billion at December 31, 2005, from $2.56 billion at December 31, 2004. Our commercial real estate loan portfolio increased $131.1 million to $1.08 billion at December 31, 2005, from $944.9 million at December 31, 2004. These increases were the result of continued strong origination volume, coupled with reduced prepayment activity. Multi-family and commercial real estate loan originations totaled $952.9 million for the year ended December 31, 2005 and $1.05 billion for the year ended December 31, 2004. The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than

$1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Securities decreased $2.14 billion to $6.57 billion at December 31, 2005, from $8.71 billion at December 31, 2004. This decrease was primarily the result of principal payments received of $2.28 billion, slightly offset by purchases during the 2005 first quarter totaling $177.6 million, and reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment. Our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $6.40 billion at December 31, 2005 and had a weighted average current coupon of 4.30%, a weighted average collateral coupon of 5.75% and a weighted average life of 3.9 years.

Deposits increased $487.2 million to $12.81 billion at December 31, 2005, from $12.32 billion at December 31, 2004, primarily due to increases in certificates of deposit and Liquid CDs, partially offset by decreases in savings and money market accounts. Certificates of deposit increased $613.1 million to $7.46 billion at December 31, 2005, from $6.85 billion at December 31, 2004. Our new Liquid CDs totaled $619.8 million at December 31, 2005. Our certificates of deposit and Liquid CDs increased primarily as a result of the continued success of our marketing campaigns previously discussed. We continue to experience intense competition for deposits. Savings accounts decreased $418.2 million since December 31, 2004 to $2.51 billion at December 31, 2005. Money market accounts decreased $316.6 million since December 31, 2004 to $648.7 million at December 31, 2005.

Total borrowings, net, decreased $1.53 billion to $7.94 billion at December 31, 2005, from $9.47 billion at December 31, 2004, primarily due to decreases in reverse repurchase agreements and FHLB-NY advances. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

Stockholders' equity decreased to $1.35 billion at December 31, 2005, from $1.37 billion at December 31, 2004. The decrease in stockholders' equity was the result of common stock repurchased of $180.9 million, dividends declared of $81.2 million and an increase in accumulated other comprehensive loss, net of tax, of $20.9 million, which was primarily due to the net decrease in the fair value of our securities available-for-sale. These decreases were partially offset by net income of $233.8 million, the effect of stock options exercised and the acceleration of vesting of stock options and related tax benefit of $20.5 million and amortization relating to the earned portion of restricted stock and the allocation of shares held by the employee stock ownership plan, or ESOP, of $9.3 million.

Results of Operations

General

Net income for the year ended December 31, 2005 increased $14.3 million to $233.8 million, from $219.5 million for the year ended December 31, 2004. Diluted earnings per common share increased to $2.26 per share for the year ended December 31, 2005, from $2.00 per share for the year ended December 31, 2004. Return on average assets increased to 1.02% for the year ended December 31, 2005, from 0.97% for the year ended December 31, 2004. Return on average stockholders' equity increased to 17.06% for the year ended December 31, 2005, from 15.81% for the year ended December 31, 2004. Return on average tangible stockholders' equity, which represents average stockholders' equity less average goodwill, increased to 19.72% for the year ended December 31, 2005, from 18.25% for the year ended December 31, 2004. The increases in the returns on average assets, average stockholders' equity and average tangible stockholders' equity for the year ended December 31, 2005, compared to the year ended December 31, 2004, were primarily due to the increase in net income.

As previously discussed, our results of operations for the year ended December 31, 2005 include $1.9 million, before tax ($1.3 million after tax), in charges related to the outsourcing of our mortgage loan servicing activities and other company-wide cost saving initiatives.

Our results of operations for the year ended December 31, 2004 include a $16.5 million, before tax ($9.6 million after tax), other-than-temporary impairment write-down charge on $120.0 million face value of perpetual preferred stock issued by FHLMC. This charge reduced diluted earnings per common share by $0.09 per share for the year ended December 31, 2004. This charge also reduced our return on average assets by 4 basis points, return on average stockholders' equity by 69 basis points, and return on average tangible stockholders' equity by 79 basis points for the year ended December 31, 2004. For a further discussion of the other-than-temporary impairment write-down, see "Critical Accounting Policies - Securities Impairment."

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

For the year ended December 31, 2005, net interest income increased $8.2 million to $478.8 million, from $470.6 million for the year ended December 31, 2004. The increase in net interest income for the year ended December 31, 2005 was the result of an increase in interest income, partially offset by an increase in interest expense. The increase in interest income was primarily due to an increase in the average balance of mortgage loans, coupled with a decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $14.9 million to $17.1 million for the year ended December 31, 2005, from $32.0 million for the year ended December 31, 2004. The decrease in net premium amortization was primarily due to the lower repayment levels during 2005 as compared to 2004, as well as the reduced amount of unamortized premium remaining in our mortgage-backed securities portfolio. The increase in interest expense was primarily due to increases in the average balances of our certificates of deposit and our new Liquid CDs, partially offset by the decrease in the average balance of borrowings.

The net interest margin increased to 2.19% for the year ended December 31, 2005, from 2.17% for the year ended December 31, 2004. The net interest rate spread increased to 2.11% for the year ended December 31, 2005, from 2.09% for the year ended December 31, 2004. The increases in the net interest margin and net interest rate spread were primarily due to the increase in the average yield on interest-earning assets, resulting primarily from the decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios, previously discussed. The average balance of net interest-earning assets increased slightly to $666.4 million for the year ended December 31, 2005, from $665.7 million for the year ended December 31, 2004.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under "Interest Income" and "Interest Expense."

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2005, 2004 and 2003. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

                                                                   For the Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------------
                                                 2005                             2004                             2003
                                 ---------------------------------------------------------------------------------------------------
                                                          Average                           Average                         Average
                                   Average                 Yield/    Average                 Yield/   Average                Yield/
(Dollars in Thousands)             Balance     Interest     Cost     Balance     Interest    Cost     Balance     Interest    Cost
------------------------------------------------------------------------------------------------------------------------------------
Assets:
  Interest-earning assets:
   Mortgage loans (1):
     One-to-four family          $ 9,461,023  $ 459,929    4.86%   $ 8,894,219  $ 428,229     4.81% $ 8,990,636  $ 466,544     5.19%
     Multi-family,
       commercial real
       estate and
       construction                3,862,281    239,119    6.19      3,419,369    220,703     6.45    2,757,481    203,785     7.39
   Consumer and other loans (1)      526,071     31,160    5.92        478,195     21,312     4.46      410,095     19,247     4.69
                                 -----------  ---------            -----------  ---------           -----------  ---------
   Total loans                    13,849,375    730,208    5.27     12,791,783    670,244     5.24   12,158,212    689,576     5.67
   Mortgage-backed and
     other securities (2)          7,671,532    340,626    4.44      8,608,601    371,044     4.31    8,752,167    355,564     4.06
   Federal funds sold and
     repurchase agreements           195,863      6,123    3.13         86,625      1,140     1.32      136,272      1,538     1.13
   FHLB-NY stock                     130,759      6,030    4.61        171,419      3,473     2.03      268,533     10,613     3.95
                                 -----------  ---------            -----------  ---------           -----------  ---------
Total interest-earning assets     21,847,529  1,082,987    4.96     21,658,428  1,045,901     4.83   21,315,184  1,057,291     4.96
                                              ---------                         ---------                        ---------
  Goodwill                           185,151                           185,151                          185,151
  Other non-interest-earning
     assets                          852,475                           848,106                        1,176,908
                                 -----------                       -----------                      -----------
Total assets                     $22,885,155                       $22,691,685                      $22,677,243
                                 ===========                       ===========                      ===========

Liabilities and stockholders'
   equity:
  Interest-bearing liabilities:
   Savings                       $ 2,742,417     11,015    0.40    $ 2,973,054     11,920     0.40  $ 2,907,541     13,198     0.45
   Money market                      804,855      7,513    0.93      1,088,915      6,379     0.59    1,403,363      9,934     0.71
   NOW and demand deposit          1,569,419        928    0.06      1,534,822        921     0.06    1,469,805      1,526     0.10
   Liquid CDs                        350,923     10,708    3.05              -          -        -            -          -        -
                                 -----------  ---------            -----------  ---------           -----------  ---------
   Total core deposits             5,467,614     30,164    0.55      5,596,791     19,220     0.34    5,780,709     24,658     0.43
   Certificates of deposit         7,146,664    251,235    3.52      6,211,014    218,209     3.51    5,419,725    200,593     3.70
                                 -----------  ---------            -----------  ---------           -----------  ---------
   Total deposits                 12,614,278    281,399    2.23     11,807,805    237,429     2.01   11,200,434    225,251     2.01
   Borrowings                      8,566,812    322,808    3.77      9,184,928    337,906     3.68    9,690,325    452,502     4.67
                                 -----------  ---------            -----------  ---------           -----------  ---------
  Total interest-bearing
     liabilities                  21,181,090    604,207    2.85     20,992,733    575,335     2.74   20,890,759    677,753     3.24
                                              ---------                         ---------                        ---------
  Non-interest-bearing
     liabilities                     333,522                           310,662                          302,391
                                 -----------                        ----------                      -----------
Total liabilities                 21,514,612                        21,303,395                       21,193,150
Stockholders' equity               1,370,543                         1,388,290                        1,484,093
                                 -----------                       -----------                      -----------
Total liabilities and
  stockholders' equity           $22,885,155                       $22,691,685                      $22,677,243
                                 ===========                       ===========                      ===========

Net interest income/net
  interest rate spread (3)                    $ 478,780    2.11%                $ 470,566     2.09%              $ 379,538     1.72%
                                              =========    ====                 =========     ====               =========     ====

Net interest-earning assets/
  net interest margin (4)        $   666,439               2.19%   $   665,695                2.17% $   424,425                1.78%
                                 ===========               ====    ===========                ====  ===========                ====

Ratio of interest-earning
  assets to interest-bearing
  liabilities                          1.03x                             1.03x                            1.02x
                                       =====                             =====                            =====

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

                                          Year Ended December 31, 2005         Year Ended December 31, 2004
                                                   Compared to                          Compared to
                                          Year Ended December 31, 2004         Year Ended December 31, 2003
                                        ---------------------------------    ---------------------------------
                                               Increase (Decrease)                  Increase (Decrease)
                                        ---------------------------------    ---------------------------------
(In Thousands)                            Volume      Rate         Net       Volume        Rate        Net
--------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans:
      One-to-four family                $  27,254   $   4,446   $  31,700   $  (4,895)  $ (33,420)  $ (38,315)
      Multi-family, commercial
         real estate and construction      27,606      (9,190)     18,416      44,943     (28,025)     16,918
   Consumer and other loans                 2,306       7,542       9,848       3,050        (985)      2,065
   Mortgage-backed and other
      securities                          (41,344)     10,926     (30,418)     (5,949)     21,429      15,480
   Federal funds sold and
      repurchase agreements                 2,387       2,596       4,983        (627)        229        (398)
   FHLB-NY stock                             (989)      3,546       2,557      (3,046)     (4,094)     (7,140)
--------------------------------------------------------------------------------------------------------------
Total                                      17,220      19,866      37,086      33,476     (44,866)    (11,390)
--------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                   (905)          -        (905)        275      (1,553)     (1,278)
   Money market                            (1,954)      3,088       1,134      (2,027)     (1,528)     (3,555)
   NOW and demand deposit                       7           -           7          57        (662)       (605)
   Liquid CDs                              10,708           -      10,708           -           -           -
   Certificates of deposit                 32,413         613      33,026      28,268     (10,652)     17,616
   Borrowings                             (23,200)      8,102     (15,098)    (22,627)    (91,969)   (114,596)
--------------------------------------------------------------------------------------------------------------
Total                                      17,069      11,803      28,872       3,946    (106,364)   (102,418)
--------------------------------------------------------------------------------------------------------------
Net change in net interest
   income                               $     151   $   8,063   $   8,214   $  29,530   $  61,498   $  91,028
==============================================================================================================

Interest Income

Interest income for the year ended December 31, 2005 increased $37.1 million to $1.08 billion, from $1.05 billion for the year ended December 31, 2004. This increase was primarily the result of an increase in the average yield on interest-earning assets to 4.96% for the year ended December 31, 2005, from 4.83% for the year ended December 31, 2004, coupled with an increase in the average balance of interest-earning assets to $21.85 billion for the year ended December 31, 2005, from $21.66 billion for the year ended December 31, 2004. The increase in the average yield on interest-earning assets was primarily the result of the decrease in net premium amortization on our mortgage-backed securities and mortgage loan portfolios, previously discussed, coupled with rising interest rates. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of loans and federal funds sold and repurchase agreements, partially offset by decreases in the average balances of mortgage-backed and other securities and FHLB-NY stock.

Interest income on one-to-four family mortgage loans increased $31.7 million to $459.9 million for the year ended December 31, 2005, from $428.2 million for the year ended December 31, 2004, which was primarily the result of an increase of $566.8 million in the average balance of such loans, coupled with an increase in the average yield to 4.86% for the year ended December 31, 2005, from 4.81% for the year ended December 31, 2004. The increase in the average balance of one-to-four family mortgage loans is the result of the strong levels of originations and purchases which have outpaced the levels of repayments over the past year. The increase in the average yield on one-to-four family mortgage loans is primarily due to the decrease in net premium amortization, previously discussed.

Interest income on multi-family, commercial real estate and construction loans increased $18.4 million to $239.1 million for the year ended December 31, 2005, from $220.7 million for the year ended December 31, 2004, which was primarily the result of an increase of $442.9 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.19% for the year ended December 31, 2005, from 6.45% for the year ended December 31, 2004. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the continued strong levels of originations, which have outpaced the levels of repayments. Repayment activity within this portfolio is generally not as significant as our one-to-four family mortgage loan portfolio in part due to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans reflects the significant growth in the portfolio in the relatively low interest rate environment.

Interest income on consumer and other loans increased $9.9 million to $31.2 million for the year ended December 31, 2005, from $21.3 million for the year ended December 31, 2004, primarily due to an increase in the average yield to 5.92% for the year ended December 31, 2005, from 4.46% for the year ended December 31, 2004, coupled with an increase of $47.9 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 125 basis points during the latter half of 2004 and 200 basis points during 2005. The increase in the average balance of consumer and other loans was due to the increase in home equity lines of credit during the year as a result of the continued strong housing market and relatively low interest rate environment. Home equity lines of credit represented 91.6% of this portfolio at December 31, 2005.

Interest income on mortgage-backed and other securities decreased $30.4 million to $340.6 million for the year ended December 31, 2005, from $371.0 million for the year ended December 31, 2004. This decrease was primarily the result of a decrease of $937.1 million in the average balance of the portfolio, partially offset by an increase in the average yield to 4.44% for the year ended December 31, 2005, from 4.31% for the year ended December 31, 2004. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average yield on mortgage-backed and other securities reflects the previously discussed reduction in net premium amortization. Premium amortization and discount accretion on mortgage-backed and other securities changed by $9.5 million to net discount accretion of $1.4 million for the year ended December 31, 2005, from net premium amortization of $8.1 million for the year ended December 31, 2004.

Interest income on federal funds sold and repurchase agreements increased $5.0 million to $6.1 million for the year ended December 31, 2005, as a result of an increase in the average yield to 3.13% for the year ended December 31, 2005, from 1.32% for the year ended December 31, 2004, coupled with an increase of $109.2 million in the average balance of the portfolio. The increase in the average yield reflects the FOMC federal funds rate increases totaling 125 basis points during the latter half of 2004 and 200 basis points during 2005. Dividend income on FHLB-NY stock increased $2.6 million to $6.0 million for the year ended December 31, 2005, primarily as a result of increases in the dividend rates paid by the FHLB-NY.

Interest Expense

Interest expense for the year ended December 31, 2005 increased $28.9 million to $604.2 million, from $575.3 million for the year ended December 31, 2004. This increase was primarily the result of an increase of $188.4 million in the average balance of interest-bearing liabilities to $21.18 billion for the year ended December 31, 2005, from $20.99 billion for the year ended December 31, 2004, coupled with an increase in the average cost of total interest-bearing liabilities to 2.85% for the year ended December 31, 2005, from 2.74% for the year ended December 31, 2004. The increase in the average balance of interest-bearing liabilities was due to an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowings. The increase in the average cost of total interest-bearing liabilities was primarily due to the impact of the significant increases in the average balances of certificates of deposit and Liquid CDs, which have a higher average cost than our other deposit products, and the impact of the increase in short-term interest rates, which began in the latter half of 2004, on our short-term borrowings.

Interest expense on deposits increased $44.0 million to $281.4 million for the year ended December 31, 2005, from $237.4 million for the year ended December 31, 2004, primarily due to an increase of $806.5 million in the average balance of total deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit and Liquid CDs, partially offset by decreases in the average balances of money market and savings accounts, primarily as a result of continued intense competition for these types of deposits. The average cost of total deposits increased to 2.23% for the year ended December 31, 2005, from 2.01% for the year ended December 31, 2004, primarily due to the previously discussed significant increases in the average balances of certificates of deposit and Liquid CDs.

Interest expense on certificates of deposit increased $33.0 million to $251.2 million for the year ended December 31, 2005, from $218.2 million for the year ended December 31, 2004, primarily due to an increase of $935.7 million in the average balance. The average cost of certificates of deposit increased slightly to 3.52% for the year ended December 31, 2005, from 3.51% for the year ended December 31, 2004. During the year ended December 31, 2005, $3.70 billion of certificates of deposit, with a weighted average rate of 2.71% and a weighted average maturity at inception of seventeen months, matured and $4.06 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.45% and a weighted average maturity at inception of thirteen months. Interest expense on Liquid CDs totaled $10.7 million for the year ended December 31, 2005. Our new Liquid CDs had an average balance of $350.9 million and an average cost of 3.05% for the year ended December 31, 2005. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing campaigns which have focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowings for the year ended December 31, 2005 decreased $15.1 million to $322.8 million, from $337.9 million for the year ended December 31, 2004, resulting from a decrease of $618.1 million in the average balance, partially offset by an increase in the average cost to 3.77% for the year ended December 31, 2005, from 3.68% for the year ended December 31, 2004. The decrease in the average balance of borrowings was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowings reflects the impact of the increase in short-term interest rates over the past year on our short-term borrowings.

Provision for Loan Losses

During the years ended December 31, 2005 and 2004, no provision for loan losses was recorded. We review our allowance for loan losses on a quarterly basis.
Our 2005 analyses did not indicate that a change in our allowance for loan losses was warranted. Our net charge-off experience during the year ended December 31, 2005 was one basis point of average loans outstanding, compared to less than one basis point of average loans outstanding for the year ended December 31, 2004. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

The allowance for loan losses totaled $81.2 million at December 31, 2005 and $82.8 million at December 31, 2004. Net loan charge-offs totaled $1.6 million for the year ended December 31, 2005 compared to $363,000 for the year ended December 31, 2004. Non-performing loans increased $32.4 million to $65.0 million at December 31, 2005, from $32.6 million at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans decreased to 124.81% at December 31, 2005, from 254.02% at December 31, 2004, primarily due to the increase in non-performing loans from December 31, 2004 to December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.56% at December 31, 2005 and 0.62% at December 31, 2004. For further discussion of non-performing loans and the allowance for loan losses, see "Critical Accounting Policies" and "Asset Quality."

Non-Interest Income

Non-interest income for the year ended December 31, 2005 increased $22.1 million to $102.2 million, from $80.1 million for the year ended December 31, 2004. This increase was primarily due to the $16.5 million other-than-temporary impairment write-down of securities charge recorded in the 2004 fourth quarter, previously discussed under "Critical Accounting Policies - Securities Impairment," coupled with increases in customer service fees, other non-interest income and mortgage banking income, net, for the year ended December 31, 2005. These increases were partially offset by the absence of gains on sales of securities for the year ended December 31, 2005.

Customer service fees increased $7.8 million to $66.3 million for the year ended December 31, 2005, from $58.5 million for the year ended December 31, 2004. The increase was primarily due to an increase in insufficient fund fees related to transaction accounts resulting from the implementation of an enhanced overdraft protection program in the 2005 first quarter.

Other non-interest income increased $1.7 million to $8.5 million for the year ended December 31, 2005, from $6.8 million for the year ended December 31, 2004, primarily due to gains recognized in the 2005 second quarter in a trust account previously established for certain former directors, a gain recognized in the 2005 second quarter on the sale of an inactive subsidiary and a gain recognized in the 2005 fourth quarter on the settlement of an insurance claim related to the fire at our Oakdale banking office in December 2004.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $1.3 million to $6.0 million for the year ended December 31, 2005, from $4.7 million for the year ended December 31, 2004. This increase was primarily due to a decrease in amortization of MSR attributable to the reduction in the level of mortgage loan repayments.

There were no sales of securities during the year ended December 31, 2005. During 2004, we sold securities with an amortized cost of $165.5 million for a net gain of $4.7 million.

Non-Interest Expense

Non-interest expense increased $3.7 million to $228.7 million for the year ended December 31, 2005, from $225.0 million for the year ended December 31, 2004. This increase was primarily due to increases in advertising expense and other expense.

Advertising expense increased $2.2 million to $8.8 million for the year ended December 31, 2005, from $6.6 million for the year ended December 31, 2004, primarily due to increased advertising related to, among other things, the introduction of a business banking marketing campaign in the 2005 first quarter.

Other expense increased $1.6 million to $35.0 million for the year ended December 31, 2005, from $33.4 million for the year ended December 31, 2004, primarily due to, among other things, increased legal fees and other costs in the first half of 2005 as a result of the completion of the trial phase of the LISB goodwill litigation, various one-time charges of $581,000 associated with the outsourcing of our mortgage servicing and other company-wide cost saving initiatives, previously discussed, an increase in recruiting expenses and increased charitable contributions. See Item 3, "Legal Proceedings," for further discussion of goodwill litigation. The increase in charitable contributions was the result of contributions to benefit the Gulf Coast victims of Hurricane Katrina and to support the tsunami disaster relief efforts in South Asia. These increases were partially offset by a $3.2 million arbitration award settlement in the 2004 third quarter.

Compensation and benefits expense increased slightly for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to costs of $1.3 million associated with the outsourcing of our mortgage loan servicing activities and other company-wide cost saving initiatives, previously discussed. Compensation and benefits expense also includes certain stock-based compensation costs in 2005. In December 2005, 196,828 shares of restricted stock were granted to select officers with a fair value of $29.02 per share on the grant date. Compensation cost related to restricted stock grants is recognized on a straight line basis over the vesting period of approximately three years. Also in December 2005, we accelerated the vesting of certain outstanding unvested stock options in anticipation of our adoption of revised SFAS No. 123, "Share-Based Payment," or SFAS No. 123(R), effective January 1, 2006. Compensation costs related to the acceleration of vesting totaled $111,000 in 2005. See "Impact of Accounting Standards and Interpretations" for a further discussion of the accelerated vesting and the impact of our adoption of SFAS No. 123(R).

Our percentage of general and administrative expense to average assets was 1.00% for the year ended December 31, 2005, compared to 0.99% for the year ended December 31, 2004. Our efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, decreased to 39.37% for the year ended December 31, 2005, from 40.86% for the year ended December 31, 2004, primarily due to the previously discussed increases in non-interest income and net interest income.

Income Tax Expense

For the year ended December 31, 2005, income tax expense totaled $118.4 million, representing an effective tax rate of 33.6%, compared to $106.1 million, representing an effective tax rate of 32.6%, for the year ended December 31, 2004.

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

Mortgage loans, net, increased $497.4 million to $12.75 billion at December 31, 2004, from $12.25 billion at December 31, 2003. This increase was primarily due to an increase in our multi-family mortgage loan portfolio. Gross mortgage loans originated and purchased during the year ended December 31, 2004 totaled $4.35 billion, of which $3.19 billion were originations and $1.16 billion were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2003 totaling $7.29 billion, of which $5.75 billion were originations and $1.54 billion were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $323.2 million during the year ended December 31, 2004 and $613.3 million during the year ended December 31, 2003. Mortgage loan repayments decreased to $3.52 billion for the year ended December 31, 2004, from $6.11 billion for the year ended December 31, 2003. The decreases in the levels of mortgage loan originations, purchases and repayments reflect the decline in refinance activity in 2004 compared to 2003.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. During 2004, the reduction in repayment activity and continued strong loan origination volume, primarily in the fourth quarter, resulted in a modest increase in our one-to-four family loan portfolio from December 31, 2003. Our one-to-four family mortgage loans increased $83.7 million to $9.05 billion at December 31, 2004, from $8.97 billion at December 31, 2003, and represented 68.7% of our total loan portfolio at December 31, 2004. The strong growth we experienced in the fourth quarter of 2004 offset the impact of repayments outpacing originations during the first nine months of 2004.

While we continue to be primarily a one-to-four family mortgage lender, we have increased our emphasis on multi-family and commercial real estate loan originations over the past several years. Our multi-family mortgage loan portfolio increased $328.5 million to $2.56 billion at December 31, 2004, from $2.23 billion at December 31, 2003. Our commercial real estate loan portfolio increased $64.6 million to $944.9 million at December 31, 2004, from $880.3 million at December 31, 2003. Multi-family and commercial real estate loan originations totaled $1.05 billion for the year ended December 31, 2004 and $1.65 billion for the year ended December 31, 2003. As of December 31, 2004, the average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%. Prepayment activity within our multi-family and commercial real estate loan portfolio is generally not as significant as that which we have experienced in our one-to-four family mortgage loan portfolio due in part to the prepayment penalties associated with these loans. Consumer and other loans, net, increased $78.9 million to $517.1 million at December 31, 2004, from $438.2 million at December 31, 2003. This increase is primarily in home equity lines of credit as a result of the continued strong housing market and low interest rate environment.

Securities increased $262.1 million to $8.71 billion at December 31, 2004, from $8.45 billion at December 31, 2003. This increase was primarily the result of purchases of fixed rate REMICs and CMOs totaling $3.07 billion, partially offset by principal payments received of $2.65 billion, sales of $165.5 million and the $16.5 million other-than-temporary impairment write-down on our FHLMC perpetual preferred securities, previously discussed. During 2004, we continued to purchase mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows in addition to cash flows from deposit growth. At December 31, 2004, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $8.44 billion at December 31, 2004. Included in this total is $1.49 billion of securities which have a remaining gross premium of $12.2 million, a weighted average current coupon of 4.94%, a weighted average collateral coupon of 6.00% and a weighted average life of 2.2 years. The remaining $6.95 billion of these securities have a remaining gross discount of $25.8 million, a weighted average current coupon of 4.20%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.3 years. Included in the totals for discount securities are $819.8 million of securities at par.

Deposits increased $1.13 billion to $12.32 billion at December 31, 2004, from $11.19 billion at December 31, 2003. The increase in deposits was primarily due to an increase of $1.35 billion in certificates of deposit to $6.85 billion at December 31, 2004 and an increase of $87.3 million in NOW and demand deposit accounts to $1.58 billion at December 31, 2004, partially offset by a decrease of $267.5 million in our money market accounts to $965.3 million at December 31, 2004. The increase in our certificates of deposit was primarily the result of the success of our marketing campaigns. The decrease in our money market accounts is attributable to continued intense competition for these accounts. Certain local competitors have continued to offer premium rates for money market and checking accounts. We have not offered premium rates on these accounts because we do not consider it a cost effective strategy. However, despite continued intense competition for checking accounts, we have been successful in increasing our total NOW and demand deposit account balances during the year ended December 31, 2004, including our business checking deposits, due in large part to our concerted sales and marketing efforts, including our PEAK sales process.

Total borrowings, net, decreased $162.2 million to $9.47 billion at December 31, 2004, from $9.63 billion at December 31, 2003. This decrease is primarily the result of a $155.0 million decrease in reverse repurchase agreements. The net decrease in total borrowings reflects the repayment of certain high cost borrowings that matured.

Stockholders' equity decreased to $1.37 billion at December 31, 2004, from $1.40 billion at December 31, 2003. The decrease in stockholders' equity was the result of common stock repurchased of $225.1 million and dividends declared of $72.0 million. These decreases were partially offset by net income of $219.5 million, the effect of stock options exercised and related tax benefit of $24.1 million, a decrease in accumulated other comprehensive loss, net of tax, of $17.9 million, which was primarily due to the increase in the fair value of our securities available-for-sale, and the amortization of the allocated portion of shares held by the ESOP of $8.7 million.

Results of Operations

General

Net income for the year ended December 31, 2004 increased $22.7 million to $219.5 million, from $196.8 million for the year ended December 31, 2003. Diluted earnings per common share totaled $2.00 per share for the year ended December 31, 2004 and $1.66 per share for the year ended December 31, 2003. Return on average assets increased to 0.97% for the year ended December 31, 2004, from 0.87% for the year ended December 31, 2003. Return on average stockholders' equity increased to 15.81% for the year ended December 31, 2004, from 13.26% for the year ended December 31, 2003. Return on average tangible stockholders' equity increased to 18.25% for the year ended December 31, 2004, from 15.15% for the year ended December 31, 2003. The increase in the return on average assets is primarily due to the increase in net income. The increase in the returns on average stockholders' equity and average tangible stockholders' equity is primarily due to the increase in net income, coupled with the decrease in the average balance of stockholders' equity for the year ended December 31, 2004, compared to the year ended December 31, 2003.

As previously discussed, our results of operations for the year ended December 31, 2004 include a $16.5 million, before-tax ($9.6 million, after-tax), other-than-temporary impairment write-down charge on $120.0 million face value of perpetual preferred stock issued by FHLMC. This charge reduced diluted earnings per common share by $0.09 per share for the year ended December 31, 2004. This charge also reduced our return on average assets by 4 basis points, return on average stockholders' equity by 69 basis points, and return on average tangible stockholders' equity by 79 basis points. For a further discussion of the other-than-temporary impairment write-down, see "Critical Accounting Policies - Securities Impairment."

Net Interest Income

For the year ended December 31, 2004, net interest income increased $91.1 million to $470.6 million, from $379.5 million for the year ended December 31, 2003. The net interest margin increased to 2.17% for the year ended December 31, 2004, from 1.78% for the year ended December 31, 2003. The increases in net interest income and the net interest margin for the year ended December 31, 2004 were primarily the result of a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense was attributable to a decrease in our cost of funds, which is primarily due to the repayment and refinancing of various higher cost borrowings. The decrease in interest income was primarily due to the decrease in the yield on interest-earning assets as a result of the extraordinarily high level of mortgage loan and mortgage-backed securities repayments we experienced throughout 2003 resulting in reinvestment in assets at lower rates. Partially offsetting the negative impact of the reinvestment in assets at lower rates was an increase in the average balance of total interest-earning assets and a reduction in net premium amortization on mortgage-backed securities and mortgage loans. Net premium amortization on our mortgage-backed securities and mortgage loan portfolios decreased $81.0 million to $32.0 million for the year ended December 31, 2004, from $113.0 million for the year ended December 31, 2003.

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

Interest Income

Interest income for the year ended December 31, 2004 decreased slightly to $1.05 billion, from $1.06 billion for the year ended December 31, 2003. This decrease was primarily the result of a decrease in the average yield on interest-earning assets to 4.83% for the year ended December 31, 2004, from 4.96% for the year ended December 31, 2003, substantially offset by an increase of $343.2 million in the average balance of interest-earning assets to $21.66 billion for the year ended December 31, 2004, from $21.32 billion for the year ended December 31, 2003. The decrease in the average yield on interest-earning assets was primarily due to decreases in the average yields on mortgage loans, partially offset by an increase in the average yield on mortgage-backed and other securities. The decreases in the average yields on our mortgage loan portfolios are attributable to a reduction in coupon rates resulting from the extraordinarily high levels of repayments in these portfolios, primarily during 2003, resulting in reinvestment in those assets at lower rates, coupled with the significant growth in the multi-family, commercial real estate and construction loan portfolio in a relatively low interest rate environment. Partially offsetting this decrease in coupon rates was the significant decrease in net premium amortization as a result of the reduction in refinance activity in 2004. The increase in the average yield on mortgage-backed and other securities was primarily the result of the significant decrease in net premium amortization as a result of the reduction in refinance activity in 2004, as well as the reduced amount of unamortized premium remaining in our portfolio, partially offset by a reduction in coupon rates. The increase in the average balance of interest-earning assets was primarily due to increases in the average balances of multi-family, commercial real estate and construction loans and consumer and other loans, partially offset by decreases in the average balances of mortgage-backed and other securities, one-to-four family mortgage loans, and federal funds sold and repurchase agreements.

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

Interest income on mortgage-backed and other securities increased $15.4 million to $371.0 million for the year ended December 31, 2004, from $355.6 million for the year ended December 31, 2003. This increase was the result of an increase in the average yield to 4.31% for the year ended December 31, 2004, from 4.06% for the year ended December 31, 2003, partially offset by a decrease of $143.6 million in the average balance of the portfolio. The increase in the average yield on mortgage-backed and other securities reflects the reduction in net premium amortization during 2004. Net premium amortization decreased $60.5 million to $8.1 million for the year ended December 31, 2004, from $68.6 million for the year ended December 31, 2003. The benefit from the reduction in the amount of net premium amortization was partially offset by a reduction in coupon rates resulting from the substantial turnover we experienced in our mortgage-backed securities portfolio during 2003 as higher yielding securities paid off and were replaced with lower yielding securities. In 2004, we continued to purchase mortgage-backed securities to effectively redeploy our securities and excess mortgage cash flows, in addition to cash flows from deposit growth, which resulted in an increase in the balance of mortgage-backed and other securities at December 31, 2004, compared to December 31, 2003. The decrease in the average balance of mortgage-backed and other securities for the year ended December 31, 2004, compared to the year ended December 31, 2003, is the result of the volatility in cash flows we experienced in 2004 on our mortgage-backed securities portfolio, due to the interest rate volatility which occurred between quarters in 2004, coupled with a reduction in the levels of other securities as a result of securities which were sold or called in 2003 and early 2004.

Dividends on FHLB-NY stock totaled $3.5 million for the year ended December 31, 2004 and $10.6 million for the year ended December 31, 2003. The decrease in dividends received was primarily due to a decrease in the dividend rates paid by the FHLB-NY, coupled with a decrease in the average balance of FHLB-NY stock, reflecting the reduction in the level of FHLB-NY borrowings. The FHLB-NY suspended dividend payments in the 2003 fourth quarter but resumed payments in January 2004 at a reduced rate from that which they had paid prior to the suspension.

Interest Expense

Interest expense for the year ended December 31, 2004 decreased $102.5 million to $575.3 million, from $677.8 million for the year ended December 31, 2003. This decrease was primarily the result of a decrease in the average cost of interest-bearing liabilities to 2.74% for the year ended December 31, 2004, from 3.24% for the year ended December 31, 2003, slightly offset by an increase of $102.0 million in the average balance of interest-bearing liabilities to $20.99 billion for the year ended December 31, 2004, from $20.89 billion for the year ended December 31, 2003. The decrease in the overall average cost of our interest-bearing liabilities primarily reflects the impact of the repayment and refinancing of higher cost borrowings as they matured at substantially lower rates. The slight increase in the average balance of interest-bearing liabilities was primarily due to an increase in the average balance of deposits, substantially offset by a decrease in the average balance of borrowings.

Interest expense on deposits increased $12.1 million to $237.4 million for the year ended December 31, 2004, from $225.3 million for the year ended December 31, 2003, reflecting an increase of $607.4 million in the average balance of total deposits which was primarily due to an increase in the average balance of certificates of deposit, partially offset by a decrease in the average balance of money market accounts. The average cost of deposits in each of the deposit categories decreased for the year ended December 31, 2004, as compared to the year ended December 31, 2003, as a result of the low interest rate environment. However, our overall average cost of deposits remained at 2.01% for the year ended December 31, 2004, primarily due to the significant increase in the average balance of certificates of deposit which have a higher average cost than our other deposit products.

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

Interest expense on borrowings decreased $114.6 million to $337.9 million for the year ended December 31, 2004, from $452.5 million for year ended December 31, 2003, resulting from a decrease in the average cost of borrowings to 3.68% for the year ended December 31, 2004, from 4.67% for the year ended December 31, 2003, coupled with a decrease of $505.4 million in the average balance. The decrease in the average cost of borrowings is the result of the repayment of certain higher cost borrowings as they matured and the refinancing of the remainder at substantially lower rates. The decrease in the average balance of borrowings was primarily the result of the repayment of certain higher cost borrowings as they matured, primarily through the increase in certificates of deposits as a result of the success of our marketing campaigns, previously discussed.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2004 decreased $39.5 million to $80.1 million, from $119.6 million for the year ended December 31, 2003. All components of non-interest income for the year ended December 31, 2004 decreased as compared to the year ended December 31, 2003. However, the decrease in total non-interest income was primarily due to the $16.5 million other-than-temporary impairment write-down of securities, previously discussed, and the decreases in mortgage banking income, net, and other non-interest income.

Mortgage banking income, net, decreased $5.6 million to $4.7 million for the year ended December 31, 2004, from $10.3 million for the year ended December 31, 2003. This decrease was primarily due to decreases in net gain on sales of loans and loan servicing fees, partially offset by a decrease in amortization of MSR. Net gain on sales of loans decreased $8.6 million to $3.5 million for the year ended December 31, 2004, from $12.1 million for the year ended December 31, 2003. The decrease in net gain on sales of loans was primarily due to a significant decrease in the volume of fixed rate loans originated and sold into the secondary market during 2004, coupled with less favorable pricing opportunities during the year ended December 31, 2004, as compared to the year ended December 31, 2003. Loan servicing fees decreased $2.1 million to $5.8 million for the year ended December 31, 2004, from $7.9 million for the year ended December 31, 2003, primarily as a result of the decrease in the balance of loans serviced for others to $1.67 billion at December 31, 2004, from $1.90 billion at December 31, 2003. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales. Amortization of MSR decreased $6.0 million to $6.8 million for the year ended December 31, 2004, from $12.8 million for the year ended December 31, 2003. The decrease in MSR amortization is attributable to the reduction in the level of mortgage loan repayments as a result of the decrease in mortgage loan refinance activity previously discussed. We recorded a recovery in the valuation allowance of MSR of $2.2 million for the year ended December 31, 2004 compared to a recovery of $3.1 million for the year ended December 31, 2003.

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

Other expense increased $5.5 million to $33.4 million for the year ended December 31, 2004, from $27.9 million for the year ended December 31, 2003, primarily due to a $3.2 million arbitration settlement resulting from the final disposition of a compensation dispute between us and three former directors of Long Island Bancorp, Inc. and increased legal fees and other costs as a result of increased activity in preparation for the trial phase of the LISB goodwill litigation. See Item 3, "Legal Proceedings," for further discussion of the LISB goodwill litigation. Additionally, we incurred $800,000 in consulting fees related to our implementation of the Sarbanes-Oxley Act of 2002.

Although non-interest expense increased in 2004, we continue to focus on expense control, with expense ratios that are significantly lower than our peer averages. Our percentage of general and administrative expense to average assets increased to 0.99% for the year ended December 31, 2004, from 0.91% for the year ended December 31, 2003, primarily due to the increase in general and administrative expense. The efficiency ratio decreased to 40.86% for the year ended December 31, 2004, from 41.25% for the year ended December 31, 2003, primarily due to the increase in net interest income.

Income Tax Expense

For the year ended December 31, 2004, income tax expense totaled $106.1 million, representing an effective tax rate of 32.6%, compared to $96.4 million, representing an effective tax rate of 32.9%, for the year ended December 31, 2003.

Asset Quality

Non-performing assets increased $32.6 million to $66.1 million at December 31, 2005, from $33.5 million at December 31, 2004. Non-performing loans, the most significant component of non-performing assets, increased $32.4 million to $65.0 million at December 31, 2005, from $32.6 million at December 31, 2004. These increases were primarily due to increases in non-performing multi-family and one-to-four family mortgage loans. The increase in non-performing multi-family mortgage loans is primarily attributable to two large loans to unrelated borrowers. The first is a $5.4 million loan involving fraud. We have notified the applicable title insurance company of the existence of this fraud. They are defending our interest subject to a reservation of rights. The second is a $5.3 million loan where the borrower has become delinquent as a result of a large increase in his real estate taxes. The increase in non-performing one-to-four family mortgage loans is partially the result of an $11.5 million increase in loans which are classified as non-performing although they have only missed two payments, as previously discussed. At December 31, 2005, non-performing multi-family loans totaled $26.3 million and had an average loan-to-value ratio of 69.1% and an average debt service coverage ratio of 1.77 times. At December 31, 2005, non-performing one-to-four family mortgage loans totaled $35.7 million and had an average loan-to-value ratio of 64.9%. Loan-to-value ratios are based on current principal balance and original appraised value. While our non-performing loans at December 31, 2005 have increased from December 31, 2004, our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio. The ratio of non-performing loans to total loans increased to 0.45% at December 31, 2005, from 0.25% at December 31, 2004. Our ratio of non-performing assets to total assets increased to 0.30% at December 31, 2005, from 0.14% at December 31, 2004. We have not experienced an increase in non-performing assets or delinquent loans as a result of the hurricanes in the Gulf Coast region of the United States during the latter half of 2005. See
Item 1, "Business" for further discussion of our asset quality.

Non-Performing Assets

The following table sets forth information regarding non-performing assets.

                                                                       At December 31,
                                                  ------------------------------------------------------
(Dollars in Thousands)                               2005       2004       2003       2002       2001
--------------------------------------------------------------------------------------------------------
Non-accrual delinquent mortgage loans (1)         $  64,351   $ 31,462   $ 28,321   $ 31,997   $ 34,848
Non-accrual delinquent consumer and other loans         500        544        792      1,485        991
Mortgage loans delinquent 90 days or more and
   still accruing interest (2)                          176        573        563      1,035      1,277
--------------------------------------------------------------------------------------------------------
Total non-performing loans                           65,027     32,579     29,676     34,517     37,116
Real estate owned, net (3)                            1,066        920      1,635      1,091      2,987
--------------------------------------------------------------------------------------------------------
Total non-performing assets                       $  66,093   $ 33,499   $ 31,311   $ 35,608   $ 40,103
========================================================================================================
Non-performing loans to total loans                    0.45%      0.25%      0.23%      0.29%      0.31%
Non-performing loans to total assets                   0.29       0.14       0.13       0.16       0.16
Non-performing assets to total assets                  0.30       0.14       0.14       0.16       0.18

(1) Includes multi-family and commercial real estate loans totaling $28.6 million, $11.5 million, $6.1 million, $2.9 million and $3.6 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(2) Loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3) Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.8 million for the year ended December 31, 2005, $1.8 million for the year ended December 31, 2004 and $1.9 million for the year ended December 31, 2003. This compares to actual payments recorded as interest income, with respect to such loans, of $2.4 million for the year ended December 31, 2005, $1.0 million for the year ended December 31, 2004 and $1.2 million for the year ended December 31, 2003.

As previously discussed, we discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. As of December 31, 2005, $28.1 million of mortgage loans classified as non-performing had missed only two payments, compared to $12.3 million at December 31, 2004.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status. Restructured loans that are in compliance with their restructured terms totaled $1.6 million at December 31, 2005, $2.8 million at December 31, 2004, $3.9 million at December 31, 2003, $5.0 million at December 31, 2002 and $5.4 million at December 31, 2001.

In addition to non-performing assets, we had $813,000 of potential problem loans at December 31, 2005 compared to $4.1 million at December 31, 2004. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2005, 2004 and 2003.

                                       Principal Balance of Loans Past Due
                                     ----------------------------------------
                                         60-89 Days         90 Days or More
                                     ----------------------------------------
                                      Number               Number
(Dollars in Thousands)               of Loans    Amount   of Loans   Amount
-----------------------------------------------------------------------------
At December 31, 2005:
   Mortgage loans:
      One-to-four family                 6      $   174      152    $ 35,727
      Multi-family                       1          101       26      26,256
      Commercial real estate             -            -        6       2,544
   Consumer and other loans             47          538       47         500
-----------------------------------------------------------------------------
   Total delinquent loans               54      $   813      231    $ 65,027
=============================================================================
   Delinquent loans to total loans                 0.01%                0.45%

At December 31, 2004:
   Mortgage loans:
      One-to-four family                 6      $   805       98    $ 20,497
      Multi-family                       4          460       12       8,843
      Commercial real estate             -            -        4       2,695
      Construction                       2        1,994        -           -
   Consumer and other loans             56          880       57         544
-----------------------------------------------------------------------------
   Total delinquent loans               68      $ 4,139      171    $ 32,579
=============================================================================
   Delinquent loans to total loans                 0.03%                0.25%

At December 31, 2003:
   Mortgage loans:
      One-to-four family                 5      $   192      143    $ 22,744
      Multi-family                       1           60       10       3,448
      Commercial real estate             -            -        4       2,692
   Consumer and other loans             83          587       90         792
-----------------------------------------------------------------------------
   Total delinquent loans               89      $   839      247    $ 29,676
=============================================================================
   Delinquent loans to total loans                 0.01%                0.23%

Classified Assets

The following table sets forth the carrying value of our assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at December 31, 2005. There were no assets classified as loss at December 31, 2005.

                                 Special Mention         Substandard            Doubtful
                               -------------------   -------------------   -------------------
                                Number                Number                Number
(Dollars in Thousands)         of Loans    Amount    of Loans    Amount    of Loans    Amount
----------------------------------------------------------------------------------------------
Loans:
   Mortgage loans:
      One-to-four family           -      $      -      155     $ 35,749       4      $   252
      Multi-family                 9        19,307       27       23,013       1        5,357
      Commercial real estate       1         1,140        4        1,383       1        1,012
      Construction                 3         1,501        -            -       -            -
   Consumer and other loans        -             -       47          500       -            -
----------------------------------------------------------------------------------------------
Total loans                       13        21,948      233       60,645       6        6,621
Real estate owned:
   One-to-four family              -             -        5        1,066       -            -
----------------------------------------------------------------------------------------------
Total classified assets           13      $ 21,948      238     $ 61,711       6      $ 6,621
==============================================================================================

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.

                                                            At or For the Year Ended December 31,
                                                    -----------------------------------------------------
(Dollars in Thousands)                                2005       2004         2003     2002       2001
---------------------------------------------------------------------------------------------------------
Allowance for losses on loans:
Balance at beginning of year                        $ 82,758   $ 83,121   $ 83,546   $ 82,285   $ 79,931
   Provision charged to operations                         -          -          -      2,307      4,028
   Charge-offs:
      One-to-four family                                (749)      (231)      (194)      (325)      (506)
      Multi-family                                         -          -          -        (83)        (3)
      Commercial real estate                            (650)         -          -       (268)      (464)
      Construction                                         -          -          -       (281)         -
      Consumer and other loans                          (706)      (656)    (1,142)    (1,251)    (1,554)
---------------------------------------------------------------------------------------------------------
   Total charge-offs                                  (2,105)      (887)    (1,336)    (2,208)    (2,527)
---------------------------------------------------------------------------------------------------------
   Recoveries:
      One-to-four family                                 140         78        111        241        263
      Multi-family                                        34          -          -         83          -
      Commercial real estate                               -          -         20        291          -
      Construction                                         -          -          -          -          9
      Consumer and other loans                           332        446        780        547        581
---------------------------------------------------------------------------------------------------------
   Total recoveries                                      506        524        911      1,162        853
---------------------------------------------------------------------------------------------------------
   Net charge-offs                                    (1,599)      (363)      (425)    (1,046)    (1,674)
---------------------------------------------------------------------------------------------------------
Balance at end of year                              $ 81,159   $ 82,758   $ 83,121   $ 83,546   $ 82,285
=========================================================================================================

Net charge-offs to average loans outstanding            0.01%      0.00%      0.00%      0.01%      0.01%
Allowance for loan losses to total loans                0.56       0.62       0.66       0.69       0.68
Allowance for loan losses to non-performing loans     124.81     254.02     280.10     242.04     221.70

Allowance for losses on REO:
Balance at beginning of year                        $      -   $      -   $      4   $      -   $      3
   Provision (recovery) recorded to operations            56          -          4          4        (64)
   Charge-offs                                           (56)         -         (8)         -        (17)
   Recoveries                                              -          -          -          -         78
---------------------------------------------------------------------------------------------------------
Balance at end of year                              $      -   $      -   $      -   $      4   $      -
=========================================================================================================

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

                                                               At December 31,
                                  -------------------------------------------------------------------------
                                           2005                     2004                      2003
                                  -------------------------------------------------------------------------
                                              % of Loans               % of Loans               % of Loans
                                                  to                       to                       to
(Dollars in Thousands)             Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
-----------------------------------------------------------------------------------------------------------
One-to-four family                $ 34,051      68.24%     $ 36,697      68.68%     $ 39,614      71.13%
Multi-family                        19,818      19.77        18,124      19.41        16,440      17.69
Commercial real estate              11,437       7.52        11,785       7.17        11,006       6.98
Construction                         2,071       0.96         1,996       0.89         1,695       0.79
Consumer and other loans            13,782       3.51        14,156       3.85        14,366       3.41
-----------------------------------------------------------------------------------------------------------
Total allowance for loan losses   $ 81,159     100.00%     $ 82,758     100.00%     $ 83,121     100.00%
===========================================================================================================


                                                  At December 31,
                                  ------------------------------------------------
                                           2002                     2001
                                  ------------------------------------------------
                                              % of Loans               % of Loans
                                                  to                       to
(Dollars in Thousands)             Amount    Total Loans    Amount    Total Loans
----------------------------------------------------------------------------------
One-to-four family                $ 45,485      76.86%     $ 49,122      83.59%
Multi-family                        12,449      13.35         8,612       9.05
Commercial real estate              10,099       6.21         8,529       4.95
Construction                           786       0.47         1,329       0.42
Consumer and other loans            14,727       3.11        14,693       1.99
----------------------------------------------------------------------------------
Total allowance for loan losses   $ 83,546     100.00%     $ 82,285     100.00%
==================================================================================

Impact of Accounting Standards and Interpretations

In November 2005, the FASB issued FSP No. 115-1, which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities"). Under FSP No. 115-1, impairment losses must be recognized in earnings for the difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect our application of FSP No. 115-1 to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) which requires public entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. For periods before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. Our adoption of SFAS No. 123(R), effective January 1, 2006, is expected to reduce our 2006 net income by approximately $1.1 million with respect to our December 2005 option grants and approximately $160,000 with respect to option grants to directors made in January 2006. Additional equity grants that may be made in 2006 will also result in compensation expense.

On December 22, 2005, in anticipation of our adoption of SFAS No. 123(R), we accelerated the vesting of all outstanding unvested options which were granted to employees on December 17, 2003 and December 15, 2004. We recognized pre-tax compensation expense in 2005 of $111,000 as a result of the accelerated vesting of these options. The purpose of the acceleration was to eliminate compensation expense associated with these options in future periods upon our adoption of SFAS No. 123(R). The accelerated vesting eliminates pre-tax compensation expense of approximately $10.4 million which would have been recognized in future periods, including approximately $6.7 million in 2006. Shares acquired through the exercise of the accelerated options may not be sold prior to the earlier of the date the optionee terminates employment with us or the original vesting date. A number of the options which were accelerated were intended to qualify as incentive stock options when granted. The accelerated vesting disqualified most of such options from incentive stock option tax treatment. Upon the optionees' exercise of such disqualified options, we may realize certain tax benefits that would not have otherwise been available.

See Note 1 and Note 16 of Notes to Consolidated Financial Statements included in
Item 8, "Financial Statements and Supplementary Data," for additional disclosures regarding the impact of our adoption of SFAS No. 123(R).

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

The Gap Table does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when the call options may be exercised. Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time.

The Gap Table includes $2.18 billion of callable borrowings classified according to their maturity dates, in the more than one year to three years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $107.8 million classified according to their maturity dates, which are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at December 31, 2005 was negative 6.79%. This compares to a one-year cumulative gap of negative 2.87% at December 31, 2004. The change in our one-year cumulative gap is primarily attributable to the increase in our certificates of deposit, including our Liquid CDs, as a result of the success of our various certificate of deposit campaigns throughout 2005 and 2004, partially offset by a decrease in our short-term borrowings.

                                                                   At December 31, 2005
                                         ------------------------------------------------------------------------
                                                          More than     More than
                                                          One Year     Three Years
                                           One Year          to             to         More than
(Dollars in Thousands)                      or Less      Three Years    Five Years    Five Years        Total
-----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Mortgage loans (1)                    $  4,281,541   $  5,130,348   $ 3,980,822   $    363,059   $ 13,755,770
   Consumer and other loans (1)               469,535         21,987        11,489              -        503,011
   Repurchase agreements                      182,803              -             -              -        182,803
   Securities available-for-sale              418,554        677,356       601,047        232,393      1,929,350
   Securities held-to-maturity              1,442,630      2,014,629     1,273,991          7,570      4,738,820
   FHLB-NY stock                                    -              -             -        145,247        145,247
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets               6,795,063      7,844,320     5,867,349        748,269     21,255,001
Net unamortized purchase premiums
   and deferred costs (2)                      27,263         28,323        22,335          1,903         79,824
-----------------------------------------------------------------------------------------------------------------
Net interest-earning assets (3)             6,822,326      7,872,643     5,889,684        750,172     21,334,825
-----------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Savings                                    116,785        233,572       233,572      1,926,968      2,510,897
   Money market                               514,198         30,750        30,750         73,032        648,730
   NOW and demand deposit                      79,175        158,348       158,348      1,173,988      1,569,859
   Liquid CDs                                 619,784              -             -              -        619,784
   Certificates of deposit                  4,267,619      2,549,492       613,812         30,262      7,461,185
   Borrowings, net (4)                      2,743,285      4,518,722       299,066        378,215      7,939,288
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          8,340,846      7,490,884     1,335,548      3,582,465     20,749,743
-----------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                   (1,518,520)       381,759     4,554,136     (2,832,293)  $    585,082
=================================================================================================================
Cumulative interest sensitivity gap      $ (1,518,520)  $ (1,136,761)  $ 3,417,375   $    585,082
=================================================================================================================

Cumulative interest sensitivity
   gap as a percentage of total assets          (6.79)%        (5.08)%       15.27%          2.61%
Cumulative net interest-earning
   assets as a percentage of
   interest-bearing liabilities                 81.79%         92.82%       119.91%        102.82%

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2006 would decrease by approximately 5.94% from the base projection. At December 31, 2004, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 4.50% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2006 would increase by approximately 2.12% from the base projection. The interest rate environment which existed at December 31, 2004 prevented us from performing an income simulation for a decline in interest rates of the same magnitude and timing as our rising interest rate simulation, since the assumptions which would have been used for a down 200 basis point interest rate scenario related to asset and liability pricing, market yields and customer behavior, given the low level of interest rates, would not have produced reasonable and meaningful results. However, assuming the entire yield curve was to decrease 100 basis points, through quarterly parallel decrements of 25 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2005 would have decreased by approximately 1.12% from the base projection. At December 31, 2005, in the down 100 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would increase by approximately 1.87% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2006 would increase by approximately $4.8 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2006 would decrease by approximately $9.3 million with respect to these items alone.

For information regarding our credit risk, see "Asset Quality," in Item 7, "MD&A."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 76.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Effective December 1, 2005, we outsourced our mortgage loan servicing activities under a sub-servicing agreement with DMI. Under this agreement, DMI services mortgage loans on our behalf, where in the past we performed such activity ourselves. In connection with the outsourcing, we substantially changed our internal controls over financial reporting with respect to our mortgage loan servicing operation. Both prior to and following the transfer of servicing activities to DMI, we assessed the effectiveness of our internal controls over financial reporting related to our mortgage loan servicing operation, as part of our overall assessment of internal controls over financial reporting, and found such controls, both before and after the transfer of servicing activities, to be effective based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Except as noted in the preceding paragraph, there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ASTORIA FINANCIAL CORPORATION

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the heading "Board Nominees, Directors and Executive Officers" and under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 17, 2006, which will be filed with the SEC within 120 days from December 31, 2005, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading "Committees and Meetings of the Board" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 17, 2006, which will be filed with the SEC within 120 days from December 31, 2005, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings "Summary Compensation Table," "Fiscal Year End Option/SAR Values," "Pension Plans," "Director Compensation," "Employment Agreements," "Incentive Option Plans," that portion of the "Report of the Compensation Committee on Executive Compensation" entitled "Long-term Incentive Compensation," and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 17, 2006 which will be filed with the SEC within 120 days from December 31, 2005, and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 17, 2006, which will be filed with the SEC within 120 days from December 31, 2005, and is incorporated herein by reference.

The following chart provides information as of December 31, 2005 with respect to compensation plans, including individual compensation arrangements, under which equity securities of Astoria Financial Corporation are authorized for issuance:

                                           Number of
                                    securities to be issued                                  Number of securities
                                       upon exercise of            Weighted-Average         remaining available for
                                     outstanding options,          exercise price of         future issuance under
                                      warrants and rights        outstanding options,      equity compensation plans
                                   and vesting of shares of        warrants, rights          (excluding securities
                                       restricted stock        and restricted stock (4)    reflected in column (a))
      Plan Category (1)                       (a)                         (b)                         (c)
-------------------------------    ------------------------    ------------------------    ---------------------------
Equity compensation plans
   approved by security holders (2)       11,325,528                    $20.14                     3,952,072

Equity compensation plans not
   approved by security holders                    -                         -                             -

----------------------------------------------------------------------------------------------------------------------
Total (3)                                 11,325,528                    $20.14                     3,952,072
======================================================================================================================

(1) Excluded is any employee benefit plan that is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code, such as the Astoria Federal ESOP and the Astoria Federal Incentive Savings Plan. Also excluded are warrants or rights issuable to all of our security holders as such on a pro rata basis, such as those issuable pursuant to the Rights Agreement between us and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. The only equity security issuable under the equity compensation plans referenced in the table is our common stock. All equity compensation plans reflected in the table include stock option plans or arrangements which provide for the issuance of our common stock upon the exercise of options. In addition, the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Plan, also provides for the grant of equity settled stock appreciation rights and awards of restricted stock or equity settled restricted stock units. Of the number of securities to be issued and the number of securities remaining available in the above table, 1,420,928 and 3,829,072, respectively, were authorized pursuant to the 2005 Plan.

(2) With respect to "equity compensation plans approved by security holders," included are 27,000 shares of our common stock with respect to which options were granted pursuant to the terms and conditions of the merger agreement related to the acquisition of The Greater New York Savings Bank and 28,896 shares of our common stock with respect to which options were granted pursuant to the terms and conditions of the merger agreement related to the acquisition of Long Island Bancorp, Inc. Both of these merger agreements were approved by our stockholders. Neither arrangement provides for the future issuance or grant of additional options, warrants, rights or restricted stock.

(3) Of the shares available for future issuance, 3,829,072 were authorized pursuant to the 2005 Plan and 123,000 were authorized pursuant to the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Plan. The 2005 Plan and the 1999 Plan provide for automatic adjustments to outstanding options or grants upon certain changes in capitalization. In the event of any stock split, stock dividend or other event generally affecting the number of shares of our common stock held by each person who is then a record holder of our common stock, the number of shares covered by each outstanding option, grant or award and the number of shares available for grant or award under the plans shall be adjusted to account for such event.

(4)   Shares of restricted stock have an exercise price of zero.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is included under the headings "Transactions with Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 17, 2006, which will be filed with the SEC within 120 days from December 31, 2005, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included under the headings "Audit Fees," "Audit-Related Fees," "Tax Fees" and "All Other Fees" in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 17, 2006, which will be filed with the SEC within 120 days from December 31, 2005, and is incorporated herein by reference.

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

       See Index of Exhibits on page 117.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/ George L. Engelke, Jr.                                         Date:                 March 10, 2006
    -----------------------------------------------                                 -----------------------
    George L. Engelke, Jr.
    Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    NAME                                                                                    DATE
    ----                                                                                    ----
/s/ George L. Engelke, Jr.                                                               March 10, 2006
    ----------------------------------------------------                            -----------------------
    George L. Engelke, Jr.
    Chairman, President and Chief Executive Officer

/s/ Monte N. Redman                                                                      March 10, 2006
    ----------------------------------------------------                            -----------------------
    Monte N. Redman
    Executive Vice President and Chief Financial Officer

/s/ Gerard C. Keegan                                                                     March 10, 2006
    ----------------------------------------------------                            -----------------------
    Gerard C. Keegan
    Vice Chairman, Chief Administrative
    Officer and Director

/s/ Andrew M. Burger                                                                     March 10, 2006
    ----------------------------------------------------                            -----------------------
    Andrew M. Burger
    Director

/s/ John J. Conefry, Jr.                                                                 March 10, 2006
    ----------------------------------------------------                            -----------------------
    John J. Conefry, Jr.
    Director

/s/ Denis J. Connors                                                                     March 10, 2006
    ----------------------------------------------------                            -----------------------
    Denis J. Connors
    Director

/s/ Robert J. Conway                                                                     March 10, 2006
    ----------------------------------------------------                            -----------------------
    Robert J. Conway
    Director

/s/ Thomas J. Donahue                                                                    March 10, 2006
    ----------------------------------------------------                            -----------------------
    Thomas J. Donahue
    Director

/s/ Peter C. Haeffner, Jr.                                                               March 10, 2006
    ----------------------------------------------------                            -----------------------
    Peter C. Haeffner, Jr.
    Director

/s/ Ralph F. Palleschi                                                                   March 10, 2006
    ----------------------------------------------------                            -----------------------
    Ralph F. Palleschi
    Director

/s/ Thomas V. Powderly                                                                   March 10, 2006
    ----------------------------------------------------                            -----------------------
    Thomas V. Powderly
    Director

/s/ Leo J. Waters                                                                        March 10, 2006
    ----------------------------------------------------                            -----------------------
    Leo J. Waters
    Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
Management Report on Internal Control Over Financial Reporting ..........................   77
Reports of Independent Registered Public Accounting Firm ................................   78
Consolidated Statements of Financial Condition at December 31, 2005 and 2004 ............   80
Consolidated Statements of Income for the years ended December 31, 2005, 2004
  and 2003 ..............................................................................   81
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2005, 2004 and 2003 ......................................................   82
Consolidated Statements of Cash Flows for the years ended December 31, 2005,
  2004 and 2003 .........................................................................   83
Notes to Consolidated Financial Statements ..............................................   84

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Astoria Financial Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Astoria Financial Corporation's assets that could have a material effect on our financial statements.

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

Astoria Financial Corporation management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company's internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation's independent registered public accounting firm has issued an audit report on our assessment of, and the effective operation of, the company's internal control over financial reporting as of December 31, 2005. This report appears on page 78.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Astoria Financial Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 8, 2006

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              At December 31,
                                                                                       -------------------------------
(In Thousands, Except Share Data)                                                          2005             2004
----------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                                $     169,234    $     138,809
Repurchase agreements                                                                        182,803          267,578
Available-for-sale securities:
   Encumbered                                                                              1,598,320        2,104,239
   Unencumbered                                                                              243,031          302,644
----------------------------------------------------------------------------------------------------------------------
                                                                                           1,841,351        2,406,883
Held-to-maturity securities, fair value of $4,627,013 and $6,306,760, respectively:
   Encumbered                                                                              4,500,867        5,273,385
   Unencumbered                                                                              230,086        1,029,551
----------------------------------------------------------------------------------------------------------------------
                                                                                           4,730,953        6,302,936
Federal Home Loan Bank of New York stock, at cost                                            145,247          163,700
Loans held-for-sale, net                                                                      23,651           23,802
Loans receivable                                                                          14,392,293       13,263,279
Allowance for loan losses                                                                    (81,159)         (82,758)
----------------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                                     14,311,134       13,180,521
Mortgage servicing rights, net                                                                16,502           16,799
Accrued interest receivable                                                                   80,318           79,144
Premises and equipment, net                                                                  151,494          157,107
Goodwill                                                                                     185,151          185,151
Bank owned life insurance                                                                    382,613          374,719
Other assets                                                                                 159,820          118,720
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $  22,380,271    $  23,415,869
======================================================================================================================

LIABILITIES:
Deposits                                                                               $  12,810,455    $  12,323,257
Reverse repurchase agreements                                                              5,780,000        7,080,000
Federal Home Loan Bank of New York advances                                                1,724,000        1,934,000
Other borrowings, net                                                                        433,526          455,835
Mortgage escrow funds                                                                        124,929          122,088
Accrued expenses and other liabilities                                                       157,134          130,925
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         21,030,044       22,046,105

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
   Series A (1,800,000 shares authorized and -0- shares issued and outstanding)                    -                -
   Series B (2,000,000 shares authorized and -0- shares issued and outstanding)                    -                -
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888
   shares issued; and 104,967,280 and 110,304,669 shares outstanding, respectively)            1,665            1,665
Additional paid-in capital                                                                   824,102          811,777
Deferred compensation                                                                         (5,636)               -
Retained earnings                                                                          1,774,924        1,623,571
Treasury stock (61,527,608 and 56,190,219 shares, at cost, respectively)                  (1,171,604)      (1,013,726)
Accumulated other comprehensive loss                                                         (49,536)         (28,592)
Unallocated common stock held by ESOP (6,465,273 and 6,802,146 shares, respectively)         (23,688)         (24,931)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 1,350,227        1,369,764
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $  22,380,271    $  23,415,869
======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             For the Year Ended December 31,
                                                                      ------------------------------------------------
(In Thousands, Except Share Data)                                         2005             2004             2003
----------------------------------------------------------------------------------------------------------------------
Interest income:
   Mortgage loans:
      One-to-four family                                              $     459,929    $     428,229    $     466,544
      Multi-family, commercial real estate and construction                 239,119          220,703          203,785
   Consumer and other loans                                                  31,160           21,312           19,247
   Mortgage-backed and other securities                                     340,626          371,044          355,564
   Federal funds sold and repurchase agreements                               6,123            1,140            1,538
   Federal Home Loan Bank of New York stock                                   6,030            3,473           10,613
----------------------------------------------------------------------------------------------------------------------
Total interest income                                                     1,082,987        1,045,901        1,057,291
----------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                 281,399          237,429          225,251
   Borrowings                                                               322,808          337,906          452,502
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                                      604,207          575,335          677,753
----------------------------------------------------------------------------------------------------------------------
Net interest income                                                         478,780          470,566          379,538
Provision for loan losses                                                         -                -                -
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         478,780          470,566          379,538
----------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Customer service fees                                                     66,256           58,524           59,841
   Other loan fees                                                            4,980            4,805            7,556
   Net gain on sales of securities                                                -            4,651            7,346
   Other-than-temporary impairment write-down of securities                       -          (16,520)               -
   Mortgage banking income, net                                               6,015            4,715           10,291
   Income from bank owned life insurance                                     16,446           17,134           19,978
   Other                                                                      8,502            6,775           14,549
----------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                   102,199           80,084          119,561
----------------------------------------------------------------------------------------------------------------------
Non-interest expense:
   General and administrative:
      Compensation and benefits                                             119,417          118,684          110,349
      Occupancy, equipment and systems                                       63,695           64,592           59,892
      Federal deposit insurance premiums                                      1,760            1,775            1,896
      Advertising                                                             8,815            6,583            5,833
      Other                                                                  35,047           33,377           27,907
----------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                  228,734          225,011          205,877
----------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                            352,245          325,639          293,222
Income tax expense                                                          118,442          106,102           96,376
----------------------------------------------------------------------------------------------------------------------
Net income                                                            $     233,803    $     219,537    $     196,846
======================================================================================================================
Basic earnings per common share                                       $        2.30    $        2.03    $        1.68
======================================================================================================================
Diluted earnings per common share                                     $        2.26    $        2.00    $        1.66
======================================================================================================================
Basic weighted average common shares                                    101,476,376      107,930,909      114,574,956
Diluted weighted average common and common equivalent shares            103,408,637      109,806,855      115,942,058

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

                                                                                             Additional
                                                                Preferred       Common         Paid-in        Deferred
(In Thousands, Except Share Data)                  Total          Stock          Stock         Capital      Compensation
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    $ 1,553,998    $     2,000    $     1,665    $   840,186    $          -

Comprehensive income:
   Net income                                       196,846              -              -              -               -
   Other comprehensive (loss) income, net
      of tax:
      Net unrealized loss on securities             (57,226)             -              -              -               -
      Amortization of unrealized loss on
         securities transferred to
         held-to-maturity                               775              -              -              -               -
      Reclassification of loss on cash flow
         hedge                                          191              -              -              -               -
      Minimum pension liability adjustment              (29)             -              -              -               -
                                                -----------
Comprehensive income                                140,557
                                                -----------
Common stock repurchased (10,610,700 shares)       (195,471)             -              -              -               -
Redemption of preferred stock                       (54,500)        (2,000)             -        (52,500)              -
Dividends on common and preferred stock
   ($0.57 per share and $2.25 per share,
   respectively) and amortization of
   purchase premium                                 (70,076)             -              -           (978)              -
Exercise of stock options and related
   tax benefit (1,407,355 shares issued)             14,851              -              -          6,058               -
Amortization relating to allocation of ESOP
   stock                                              7,172              -              -          5,817               -

-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                      1,396,531              -          1,665        798,583               -

Comprehensive income:
   Net income                                       219,537              -              -              -               -
   Other comprehensive income (loss), net
      of tax:
      Net unrealized gain on securities              17,748              -              -              -               -
      Reclassification of loss on cash flow
         hedge                                          191              -              -              -               -
      Minimum pension liability adjustment              (42)             -              -              -               -
                                                -----------
Comprehensive income                                237,434
                                                -----------
Common stock repurchased (9,067,500 shares)        (225,052)             -              -              -               -
Dividends on common stock ($0.67 per share)         (71,982)             -              -              -               -
Exercise of stock options and related
   tax benefit (1,366,788 shares issued)             24,142              -              -          5,798               -
Amortization relating to allocation of ESOP
   stock                                              8,691              -              -          7,396               -

-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                      1,369,764              -          1,665        811,777               -

Comprehensive income:
   Net income                                       233,803              -              -              -               -
   Other comprehensive (loss) income, net
      of tax:
      Net unrealized loss on securities             (21,083)             -              -              -               -
      Reclassification of loss on cash flow
         hedge                                          191              -              -              -               -
      Minimum pension liability adjustment              (52)             -              -              -               -
                                                -----------
Comprehensive income                                212,859
                                                -----------
Common stock repurchased (6,582,500 shares)        (180,944)             -              -              -               -
Dividends on common stock ($0.80 per share)         (81,199)             -              -              -               -
Exercise and acceleration of vesting
   of stock options and related tax
   benefit (1,048,283 shares issued)                 20,488              -              -          4,385               -
Restricted stock grants (196,828 shares)                  -              -              -              -          (5,712)
Amortization relating to earned
   portion of restricted stock and
   allocation of ESOP stock                           9,259              -              -          7,940              76

-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                    $ 1,350,227    $         -    $     1,665    $   824,102    $     (5,636)
=========================================================================================================================

                                                                               Accumulated     Unallocated
                                                                                  Other           Common
                                                  Retained       Treasury     Comprehensive     Stock Held
(In Thousands, Except Share Data)                 Earnings        Stock       Income (Loss)      by ESOP
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    $ 1,367,507    $  (639,579)   $       9,800    $   (27,581)

Comprehensive income:
   Net income                                       196,846              -                -              -
   Other comprehensive (loss) income, net
      of tax:
      Net unrealized loss on securities                   -              -          (57,226)             -
      Amortization of unrealized loss on
         securities transferred to
         held-to-maturity                                 -              -              775              -
      Reclassification of loss on cash flow
         hedge                                            -              -              191              -
      Minimum pension liability adjustment                -              -              (29)             -

Comprehensive income

Common stock repurchased (10,610,700 shares)              -       (195,471)               -              -
Redemption of preferred stock                             -              -                -              -
Dividends on common and preferred stock
   ($0.57 per share and $2.25 per share,
   respectively) and amortization of
   purchase premium                                 (69,098)             -                -              -
Exercise of stock options and related
   tax benefit (1,407,355 shares issued)            (14,264)        23,057                -              -
Amortization relating to allocation of ESOP
   stock                                                  -              -                -          1,355

-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                      1,480,991       (811,993)         (46,489)       (26,226)

Comprehensive income:
   Net income                                       219,537              -                -              -
   Other comprehensive income (loss), net
      of tax:
      Net unrealized gain on securities                   -              -           17,748              -
      Reclassification of loss on cash flow
         hedge                                            -              -              191              -
      Minimum pension liability adjustment                -              -              (42)             -

Comprehensive income

Common stock repurchased (9,067,500 shares)               -       (225,052)               -              -
Dividends on common stock ($0.67 per share)         (71,982)             -                -              -
Exercise of stock options and related
   tax benefit (1,366,788 shares issued)             (4,975)        23,319                -              -
Amortization relating to allocation of ESOP
   stock                                                  -              -                -          1,295

-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                      1,623,571     (1,013,726)         (28,592)       (24,931)

Comprehensive income:
   Net income                                       233,803              -                -              -
   Other comprehensive (loss) income, net
      of tax:
      Net unrealized loss on securities                   -              -          (21,083)             -
      Reclassification of loss on cash flow
         hedge                                            -              -              191              -
      Minimum pension liability adjustment                -              -              (52)             -

Comprehensive income

Common stock repurchased (6,582,500 shares)               -       (180,944)               -              -
Dividends on common stock ($0.80 per share)         (81,199)             -                -              -
Exercise and acceleration of vesting
   of stock options and related tax
   benefit (1,048,283 shares issued)                 (3,217)        19,320                -              -
Restricted stock grants (196,828 shares)              1,966          3,746                -              -
Amortization relating to earned
   portion of restricted stock and
   allocation of ESOP stock                               -              -                -          1,243

-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                    $ 1,774,924    $(1,171,604)   $     (49,536)   $   (23,688)
===========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Year Ended December 31,
                                                                                        ----------------------------------------
(In Thousands)                                                                              2005          2004          2003
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                           $   233,803   $   219,537   $   196,846
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Net premium amortization on mortgage loans and
       mortgage-backed securities                                                            17,073        32,017       113,031
     Net amortization on consumer and other loans,
       other securities and borrowings                                                        4,743         4,066           981
     Net provision for real estate losses                                                        56             -             4
     Depreciation and amortization                                                           13,946        13,460        12,474
     Net gain on sales of loans and securities                                               (3,546)       (8,199)      (19,482)
     Other-than-temporary impairment write-down of securities                                     -        16,520             -
     Gain on sale of joint venture real estate investment                                         -             -       (10,058)
     Originations of loans held-for-sale                                                   (363,855)     (326,499)     (616,804)
     Proceeds from sales and principal repayments of loans held-for-sale                    367,552       329,268       668,586
     Amortization relating to earned portion of restricted stock and
       allocation of ESOP stock                                                               9,259         8,691         7,172
     (Increase) decrease in accrued interest receivable                                      (1,174)       (1,188)       10,952
     Mortgage servicing rights amortization, valuation allowance adjustments
       and capitalized amounts, net                                                             297         1,153         2,459
     Income from bank owned life insurance, net of insurance proceeds received               (7,894)       (4,409)      (11,412)
     (Increase) decrease in other assets                                                    (26,232)       (6,528)       12,376
     Increase (decrease) in accrued expenses and other liabilities                           27,530          (453)       (8,929)
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                              271,558       277,436       358,196
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Originations of loans receivable                                                    (3,390,543)   (3,205,083)   (5,468,504)
     Loan purchases through third parties                                                  (882,590)   (1,171,606)   (1,550,100)
     Principal payments on loans receivable                                               3,118,423     3,769,995     6,344,694
     Purchases of securities held-to-maturity                                              (177,599)   (2,475,096)   (5,521,833)
     Purchases of securities available-for-sale                                                 (25)     (596,765)   (3,780,994)
     Principal payments on securities held-to-maturity                                    1,749,866     1,957,248     4,729,460
     Principal payments on securities available-for-sale                                    530,439       692,460     2,343,040
     Proceeds from sales of securities available-for-sale                                         -       170,189     1,457,010
     Net redemptions of FHLB-NY stock                                                        18,453        49,750        34,100
     Proceeds from sales of real estate owned, net                                            2,002         2,157         1,528
     Purchases of premises and equipment, net of proceeds from sales                         (8,333)      (10,478)      (15,266)
     Net proceeds from sale of joint venture real estate investment                               -             -        10,140
--------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                    960,093      (817,229)   (1,416,725)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                                               487,198     1,136,663       119,398
     Net (decrease) increase in borrowings with original terms of three months or less   (1,360,000)      870,000       810,000
     Proceeds from borrowings with original terms greater than three months                 800,000     2,400,000     1,700,000
     Repayments of borrowings with original terms greater than three months                (970,000)   (3,435,000)   (1,700,000)
     Net increase in mortgage escrow funds                                                    2,841        13,453         4,282
     Common stock repurchased                                                              (180,944)     (225,052)     (195,471)
     Cash dividends paid to stockholders                                                    (81,199)      (71,982)      (72,076)
     Redemption of preferred stock                                                                -             -       (54,500)
     Cash received for options exercised                                                     16,103        18,344         8,793
--------------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                                 (1,286,001)      706,426       620,426
--------------------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                                     (54,350)      166,633      (438,103)
   Cash and cash equivalents at beginning of year                                           406,387       239,754       677,857
--------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                                             $   352,037   $   406,387   $   239,754
================================================================================================================================

Supplemental disclosures:
   Cash paid during the year:

     Interest                                                                           $   606,084   $   587,373   $   680,504
================================================================================================================================
     Income taxes                                                                       $   104,786   $    99,892   $    88,478
================================================================================================================================
   Additions to real estate owned                                                       $     2,203   $     1,443   $     2,075
================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Astoria Financial Corporation and subsidiaries conform to U.S. generally accepted accounting principles, or GAAP, and are used in preparing and presenting these consolidated financial statements.

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal, and AF Insurance Agency, Inc. As used in this annual report, "we," "us" and "our" refer to Astoria Financial Corporation and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," or FIN 46(R). See Note 8 for a further discussion of Astoria Capital Trust I.

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

(b) Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less. Astoria Federal is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $46.8 million at December 31, 2005 and $47.9 million at December 31, 2004.

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

(d) Securities

Management determines the appropriate classification of securities at the time of acquisition. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2005, 2004 and 2003, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(e) Loans Held-for-Sale

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various government-sponsored enterprises, or GSEs, or other investors on a servicing released or retained basis. The sale of such loans is usually arranged through a master commitment on a mandatory delivery or best efforts basis. In addition, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan.

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

(g) Mortgage Servicing Rights

We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The fair value of MSR is estimated by reference to quoted market prices of similar loans sold servicing released. The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR are carried at amortized cost less impairment, if any, which is recognized through a valuation allowance through charges to earnings. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We assess impairment of our MSR based on the estimated fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. We stratify our MSR by underlying loan type (primarily fixed and adjustable) and interest rate. The estimated fair values of each MSR stratum are obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous market based assumptions including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data. Individual allowances for each stratum are then adjusted in subsequent periods to reflect changes in the measurement of impairment. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance.

During the 2005 third quarter, we entered into a sub-servicing agreement with Dovenmuehle Mortgage, Inc., or DMI, to outsource our mortgage loan servicing activities. Pursuant to this sub-servicing agreement, effective December 1, 2005, DMI has undertaken the servicing of our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors. Fees paid to DMI are reported in non-interest expense.

(h) Premises and Equipment

Land is carried at cost. Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $126.7 million at December 31, 2005 and $122.9 million at December 31, 2004. Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

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

As of December 31, 2005, the carrying value of our goodwill totaled $185.2 million. On September 30, 2005, we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying amount by $1.44 billion. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

(j) Bank Owned Life Insurance

Bank owned life insurance, or BOLI, is carried at its contract value and is classified as a non-interest earning asset. Increases in the contract value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the contract value. The contract value consists of cash surrender value of $356.3 million at December 31, 2005 and $350.3 million at December 31, 2004, claims stabilization reserve of $19.1 million at December 31, 2005 and $15.7 million at December 31, 2004 and deferred acquisition costs of $7.2 million at December 31, 2005 and $8.7 million at December 31, 2004. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender. We satisfied these conditions at December 31, 2005 and 2004.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(k) Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs. Thereafter, we maintain an allowance for decreases in value which are charged to income along with any additional expenses incurred on the property. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Real estate owned, net, which is included in other assets, amounted to $1.1 million at December 31, 2005 and $920,000 at December 31, 2004.

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

Derivatives that qualify for hedge accounting treatment are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For fair value hedges, changes in the fair values of the derivative instruments are recognized in our results of operations together with changes in the fair values of the related assets and liabilities attributable to the hedged risk. For cash flow hedges, changes in the fair values of the derivative instruments are reported in other comprehensive income to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in other comprehensive income are reflected in the results of operations in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to our derivatives which qualify for hedge accounting. We establish, at the inception of the hedge, the method we will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge (the amount by which hedge gains or losses differ from the corresponding gains or losses on the hedged item). The ineffective portion of any hedge is recognized currently in our results of operations.

We also enter into derivative instruments with no hedging designations. Changes in the fair values of these derivatives that do not qualify for hedge accounting treatment are recognized currently in our results of operations. Generally, other non-interest expense is increased or decreased by changes in the fair values of our derivatives which do not qualify for hedge accounting. We do not use derivatives for trading purposes.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(o) Earnings Per Common Share

Basic earnings per common share, or EPS, is computed by dividing net income less preferred dividends, if any, by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding less the weighted average number of unallocated shares held by the Employee Stock Ownership Plan, or ESOP, and the weighted average number of unvested shares of restricted stock.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of all dilutive potential common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized expense related to unvested shares of restricted stock. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

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

(q) Stock Incentive Plans

We apply the intrinsic value method of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock incentive plans. Accordingly, no stock-based employee compensation cost is reflected in net income for stock option grants, as all options granted under our stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we have recognized stock-based employee compensation cost for the year ended December 31, 2005 related to restricted stock grants and the acceleration of vesting of certain stock option grants. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. See Note 16 for a further discussion of the restricted stock grants and the acceleration of vesting of certain stock option grants.

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

                                                        For the Year Ended December 31,
                                                      ---------------------------------
(In Thousands, Except Per Share Data)                    2005        2004        2003
---------------------------------------------------------------------------------------
Net income:
   As reported                                        $ 233,803   $ 219,537   $ 196,846
   Add: Total stock-based employee
     compensation expense included in net
     income as reported, net of related tax effects         118           -           -
   Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards, net
      of related tax effects                            (11,803)     (5,072)     (5,417)
                                                      ---------   ---------   ---------
   Pro forma                                          $ 222,118   $ 214,465   $ 191,429
                                                      =========   =========   =========
Basic earnings per common share:
   As reported                                        $    2.30   $    2.03   $    1.68
                                                      =========   =========   =========
   Pro forma                                          $    2.19   $    1.99   $    1.63
                                                      =========   =========   =========
Diluted earnings per common share:
   As reported                                        $    2.26   $    2.00   $    1.66
                                                      =========   =========   =========
   Pro forma                                          $    2.14   $    1.95   $    1.61
                                                      =========   =========   =========

In December 2004, the FASB issued revised SFAS No. 123, "Share-Based Payment," or SFAS No. 123(R), which requires public entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value-based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Additionally, beginning on the required effective date, public entities will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The cumulative effect of initially applying SFAS No. 123(R), if any, is recognized as of the required effective date. For periods before the required effective date, public entities may elect, although they are not required, to retroactively restate financial statements for prior periods to recognize compensation cost on a basis consistent with the pro forma disclosures required for those periods by SFAS No.
123. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. Our adoption of SFAS No. 123(R), effective January 1, 2006, is expected to reduce our 2006 net income by approximately $1.1 million with respect to our December 2005 option grants and approximately $160,000 with respect to option grants to directors made in January 2006. Additional equity grants that may be made in 2006 will also result in compensation expense.

(r) Segment Reporting

As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. We make operating decisions and assess performance based on an ongoing review of these community banking operations, which constitute our only operating segment for financial reporting purposes.

(2) Repurchase Agreements

Repurchase agreements averaged $195.9 million during the year ended December 31, 2005 and $85.8 million during the year ended December 31, 2004. The maximum amount of such agreements outstanding at any month end was $272.5 million during the year ended December 31, 2005 and $267.6 million during the year ended December 31, 2004. As of December 31, 2005, two repurchase agreements totaling $182.8 million were outstanding. As of December 31, 2004, three repurchase agreements totaling $267.6 million were outstanding. The fair value of the securities held under these agreements was $188.2 million as of December 31, 2005 and $273.8 million as of December 31, 2004. None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2005 and 2004.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3) Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2005 and 2004 are as follows:

                                                                   At December 31, 2005
                                                     ---------------------------------------------------
                                                                      Gross        Gross      Estimated
                                                      Amortized    Unrealized   Unrealized      Fair
(In Thousands)                                           Cost        Gains        Losses        Value
--------------------------------------------------------------------------------------------------------
Available-for-sale:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                                $ 1,645,961     $   100    $ (78,749)   $ 1,567,312
         Non-GSE issuance                                 61,735          14       (3,811)        57,938
       GSE pass-through certificates                      91,211       2,003          (90)        93,124
--------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                   1,798,907       2,117      (82,650)     1,718,374
--------------------------------------------------------------------------------------------------------
    Other securities:
       FNMA and FHLMC preferred stock                    123,495          32       (3,032)       120,495
       Other securities                                    2,503           2          (23)         2,482
--------------------------------------------------------------------------------------------------------
    Total other securities                               125,998          34       (3,055)       122,977
--------------------------------------------------------------------------------------------------------
Total securities available-for-sale                  $ 1,924,905     $ 2,151    $ (85,705)   $ 1,841,351
========================================================================================================
Held-to-maturity:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                                $ 4,346,631     $   117    $ (96,022)   $ 4,250,726
         Non-GSE issuance                                354,395           -       (8,296)       346,099
       GSE pass-through certificates                       5,737         191           (2)         5,926
--------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                   4,706,763         308     (104,320)     4,602,751
    Obligations of states and political
       subdivisions and corporate debt securities         24,190          72            -         24,262
--------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                    $ 4,730,953     $   380    $(104,320)   $ 4,627,013
========================================================================================================

                                                                   At December 31, 2004
                                                     ---------------------------------------------------
                                                                      Gross       Gross       Estimated
                                                      Amortized    Unrealized   Unrealized       Fair
(In Thousands)                                          Cost          Gains       Losses        Value
--------------------------------------------------------------------------------------------------------
Available-for-sale:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                                $ 2,125,549     $   605    $ (48,252)   $ 2,077,902
         Non-GSE issuance                                 78,974          39       (3,298)        75,715
       GSE pass-through certificates                     123,029       3,628          (87)       126,570
--------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                   2,327,552       4,272      (51,637)     2,280,187
--------------------------------------------------------------------------------------------------------
    Other securities:
       FNMA and FHLMC preferred stock                    123,495          53            -        123,548
       Other securities                                    3,152          10          (14)         3,148
--------------------------------------------------------------------------------------------------------
    Total other securities                               126,647          63          (14)       126,696
--------------------------------------------------------------------------------------------------------
Total securities available-for-sale                  $ 2,454,199     $ 4,335    $ (51,651)   $ 2,406,883
========================================================================================================
Held-to-maturity:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                                $ 5,772,676     $25,353    $ (19,144)   $ 5,778,885
         Non-GSE issuance                                480,053       1,128       (4,474)       476,707
       GSE pass-through certificates                       9,154         537            -          9,691
--------------------------------------------------------------------------------------------------------
    Total mortgage-backed securities                   6,261,883      27,018      (23,618)     6,265,283
    Obligations of states and political
       subdivisions and corporate debt securities         41,053         424            -         41,477
--------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                    $ 6,302,936     $27,442    $ (23,618)   $ 6,306,760
========================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables set forth the estimated fair values of securities with gross unrealized losses at December 31, 2005 and 2004, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

                                                                    At December 31, 2005
                                         ---------------------------------------------------------------------------
                                         Less Than Twelve Months   Twelve Months or Longer            Total
                                         -----------------------   -----------------------   -----------------------
                                                        Gross                     Gross                     Gross
                                         Estimated    Unrealized   Estimated    Unrealized   Estimated    Unrealized
(In Thousands)                           Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
--------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                    $  107,888    $ (2,377)   $1,453,323   $ (76,372)   $1,561,211   $ (78,749)
         Non-GSE issuance                     1,310          (2)       55,709      (3,809)       57,019      (3,811)
       GSE pass-through certificates          7,583         (34)        2,436         (56)       10,019         (90)
    Other securities:
       FNMA and FHLMC preferred stock       120,448      (3,032)            -           -       120,448      (3,032)
       Other securities                         250          (1)        1,080         (22)        1,330         (23)
--------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
    available-for-sale                   $  237,479    $ (5,446)   $1,512,548   $ (80,259)   $1,750,027   $ (85,705)
====================================================================================================================

Held-to-maturity:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                    $2,630,151    $(40,881)   $1,599,067   $ (55,141)   $4,229,218   $ (96,022)
         Non-GSE issuance                    91,948      (1,049)      254,109      (7,247)      346,057      (8,296)
       GSE pass-through certificates             55          (1)           45          (1)          100          (2)
--------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
    held-to-maturity                     $2,722,154    $(41,931)   $1,853,221   $ (62,389)   $4,575,375   $(104,320)
====================================================================================================================

                                                                    At December 31, 2004
                                         ---------------------------------------------------------------------------
                                         Less Than Twelve Months   Twelve Months or Longer            Total
                                         -----------------------   -----------------------   -----------------------
                                                        Gross                     Gross                     Gross
                                         Estimated    Unrealized   Estimated    Unrealized   Estimated    Unrealized
(In Thousands)                           Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
--------------------------------------------------------------------------------------------------------------------
Available-for-sale:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                    $1,031,174   $  (6,691)   $  888,198   $ (41,561)   $1,919,372   $ (48,252)
         Non-GSE issuance                     4,741         (15)       67,567      (3,283)       72,308      (3,298)
       GSE pass-through certificates          3,956         (46)        1,650         (41)        5,606         (87)
    Other securities                          1,093         (12)          414          (2)        1,507         (14)
--------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
    available-for-sale                   $1,040,964   $  (6,764)   $  957,829   $ (44,887)   $1,998,793   $ (51,651)
====================================================================================================================
Held-to-maturity:
    Mortgage-backed securities:
       REMICs and CMOs:
         GSE issuance                    $2,239,767   $ (17,025)   $   93,244   $  (2,119)   $2,333,011   $ (19,144)
         Non-GSE issuance                   341,904      (4,474)            -           -       341,904      (4,474)
--------------------------------------------------------------------------------------------------------------------
Total temporarily impaired securities
    held-to-maturity                     $2,581,671   $ (21,499)   $   93,244   $  (2,119)   $2,674,915   $ (23,618)
====================================================================================================================

The number of securities which had an unrealized loss totaled 228 at December 31, 2005 and 142 at December 31, 2004. Of the securities in an unrealized loss position, 93.6% at December 31, 2005 and 91.1% at December 31, 2004, based on estimated fair value, are obligations of GSEs. At December 31, 2005 and 2004, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. Therefore, as of December 31, 2005 and 2004, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be maturity.

In November 2005, the FASB issued Staff Position Nos. 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or FSP No. 115-1, which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force, or EITF, Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities"). Under FSP No. 115-1, impairment losses must be recognized in earnings for the difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect our application of FSP No. 115-1 to have a material impact on our financial condition or results of operations.

During the year ended December 31, 2004, we recorded a $16.5 million other-than-temporary impairment write-down on $120.0 million of FHLMC perpetual preferred securities which is included as a component of non-interest income. There were no other-than-temporary impairment write-downs recorded for the years ended December 31, 2005 and 2003.

There were no sales of securities from the available-for-sale portfolio during the year ended December 31, 2005. During the year ended December 31, 2004, proceeds from sales of securities from the available-for-sale portfolio totaled $170.2 million resulting in gross realized gains totaling $4.7 million. During the year ended December 31, 2003, proceeds from sales of securities from the available-for-sale portfolio totaled $1.46 billion resulting in gross realized gains totaling $14.6 million and gross realized losses totaling $7.3 million.

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

                                                At December 31, 2005
                                                ----------------------
                                                            Estimated
                                                Amortized     Fair
(In Thousands)                                     Cost       Value
----------------------------------------------------------------------
Available-for-sale:
  Due in one year or less                        $  1,753    $  1,741
  Due after one year through five years               750         741
----------------------------------------------------------------------
Total available-for-sale                         $  2,503    $  2,482
======================================================================
Held-to-maturity:
  Due after one year through five years          $  9,992    $ 10,064
  Due after ten years                              14,198      14,198
----------------------------------------------------------------------
Total held-to-maturity                           $ 24,190    $ 24,262
======================================================================

The balance of accrued interest receivable for securities totaled $24.0 million at December 31, 2005 and $31.6 million at December 31, 2004.

As of December 31, 2005, the amortized cost of the callable securities in our portfolio totaled $124.1 million, of which $107.8 million are callable within one year and at various times thereafter.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4) Loans Receivable

Loans receivable, net are summarized as follows:

                                                  At December 31,
                                            ----------------------------
(In Thousands)                                  2005           2004
------------------------------------------------------------------------
Mortgage loans:
    One-to-four family                      $  9,757,920   $  9,054,747
    Multi-family                               2,826,807      2,558,935
    Commercial real estate                     1,075,914        944,859
    Construction                                 137,012        117,766
------------------------------------------------------------------------
                                              13,797,653     12,676,307
    Net deferred loan origination costs            8,119          3,400
    Net unamortized premiums                      74,032         66,427
------------------------------------------------------------------------
Total mortgage loans, net                     13,879,804     12,746,134
------------------------------------------------------------------------
Consumer and other loans:
    Home equity                                  460,064        466,087
    Commercial                                    24,644         21,819
    Other                                         17,796         19,382
------------------------------------------------------------------------
                                                 502,504        507,288
    Net deferred loan origination costs            9,443          9,180
    Net unamortized premiums                         542            677
------------------------------------------------------------------------
Total consumer and other loans, net              512,489        517,145
------------------------------------------------------------------------
Total loans                                   14,392,293     13,263,279
Allowance for loan losses                        (81,159)       (82,758)
------------------------------------------------------------------------
Loans receivable, net                       $ 14,311,134   $ 13,180,521
========================================================================

Accrued interest receivable on all loans totaled $56.2 million at December 31, 2005 and $47.4 million at December 31, 2004.

Our one-to-four family loans receivable consist primarily of adjustable rate mortgage, or ARM, loans which consist primarily of hybrid and interest only ARM loans. We currently offer hybrid ARM loans which initially have a fixed rate for one, three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term. We also offer interest only ARM loans, which have an initial fixed rate for three, five or seven years and convert into one year interest only ARM loans at the end of the initial fixed rate period. Interest only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of one-to-four family interest only ARM loans totaled $4.97 billion, or 54.0% of our one-to-four family ARM loans, at December 31, 2005 and $3.13 billion, or 37.2% of our one-to-four family ARM loans, at December 31, 2004. During 2005, we began originating interest only multi-family and commercial real estate loans to qualified borrowers. The interest only loans do not comprise a significant portion of the total multi-family and commercial real estate loan portfolio at December 31, 2005. We do not originate negative amortization or payment option ARM loans.

At December 31, 2005, $8.06 billion, or 58.4%, of our total mortgage loan portfolio was secured by properties located in 43 states, other than New York, and the District of Columbia. We have a concentration of greater than 5.0% of our total mortgage loan portfolio in six states: 41.6% in New York, 12.5% in New Jersey, 8.9% in Connecticut, 6.6% in Virginia, 6.4% in Illinois and 5.5% in Maryland.

Included in loans receivable were non-accrual loans totaling $64.9 million at December 31, 2005 and $32.0 million at December 31, 2004. If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.8 million for the year ended December 31, 2005, $1.8 million for the year ended December 31, 2004 and $1.9 million for the year ended December 31, 2003. This compares to actual payments recorded as interest income, with respect to such loans, of $2.4 million for the year ended December 31, 2005, $1.0 million for the year ended December 31, 2004 and $1.2 million for the year ended December 31, 2003. Loans delinquent 90 days or more and still accruing interest totaled $176,000 at December 31, 2005 and $573,000 at December 31, 2004. These loans are delinquent 90 days or more as to their maturity date but not their interest due.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The following tables summarize information regarding our impaired mortgage loans:

                                                    At December 31, 2005
                                            ------------------------------------
                                                         Allowance
                                             Recorded     for Loan       Net
(In Thousands)                              Investment     Losses    Investment
--------------------------------------------------------------------------------
One-to-four family                          $    7,650   $    (633)  $    7,017
Multi-family, commercial real estate and
   construction                                 30,729      (6,245)      24,484
--------------------------------------------------------------------------------
Total impaired mortgage loans               $   38,379   $  (6,878)  $   31,501
================================================================================

                                                    At December 31, 2004
                                            ------------------------------------
                                                         Allowance
                                             Recorded     for Loan      Net
(In Thousands)                              Investment     Losses    Investment
--------------------------------------------------------------------------------
One-to-four family                          $    5,703   $    (398)  $    5,305
Multi-family, commercial real estate and
   construction                                 12,371      (1,824)      10,547
--------------------------------------------------------------------------------
Total impaired mortgage loans               $   18,074   $  (2,222)  $   15,852
================================================================================

Our average recorded investment in impaired loans was $21.6 million for the year ended December 31, 2005, $12.9 million for the year ended December 31, 2004 and $15.4 million for the year ended December 31, 2003. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $1.3 million for the year ended December 31, 2005, $616,000 for the year ended December 31, 2004 and $597,000 for the year ended December 31, 2003.

(5)   Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

                                              For the Year Ended December 31,
                                            ------------------------------------
(In Thousands)                                 2005        2004          2003
--------------------------------------------------------------------------------
Balance at beginning of year                $   82,758   $  83,121   $   83,546
Provision charged to operations                      -           -            -
Charge-offs (net of recoveries of $506,
   $524 and $911, respectively)                 (1,599)       (363)        (425)
--------------------------------------------------------------------------------
Balance at end of year                      $   81,159   $  82,758   $   83,121
================================================================================

(6)   Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.50 billion at December 31, 2005 and $1.67 billion at December 31, 2004, which are not reflected in the accompanying consolidated statements of financial condition. As described in Note 1(g), effective December 1, 2005, we outsourced our mortgage loan servicing to a third party under a sub-servicing agreement.

MSR activity is summarized as follows:

                                              For the Year Ended December 31,
                                            ------------------------------------
(In Thousands)                                  2005        2004        2003
--------------------------------------------------------------------------------
Amortized cost at beginning of year         $   26,189   $  29,552   $   35,093
Additions                                        2,223       3,409        7,225
Amortization                                    (5,239)     (6,772)     (12,766)
--------------------------------------------------------------------------------
Amortized cost at end of year                   23,173      26,189       29,552
Valuation allowance                             (6,671)     (9,390)     (11,600)
--------------------------------------------------------------------------------
MSR, net                                    $   16,502   $  16,799   $   17,952
================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2005, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.07%, a weighted average constant prepayment rate on mortgages of 15.84% and a weighted average life of 4.7 years. At December 31, 2004, our MSR, net, had an estimated fair value of $16.8 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.10%, a weighted average constant prepayment rate on mortgages of 15.33% and a weighted average life of 4.8 years. As of December 31, 2005, estimated future MSR amortization through 2010, based on the prepayment assumptions utilized in the December 31, 2005 MSR valuation, is as follows: $3.6 million for 2006, $3.1 million for 2007, $2.6 million for 2008, $2.2 million for 2009 and $1.9 million for 2010. Actual results will vary depending upon the level of repayments on the loans currently serviced.

Mortgage banking income, net, is summarized as follows:

                                              For the Year Ended December 31,
                                            ------------------------------------
(In Thousands)                                 2005         2004        2003
--------------------------------------------------------------------------------
Loan servicing fees                         $    5,021   $   5,768   $    7,851
Net gain on sales of loans                       3,514       3,509       12,124
Amortization of MSR                             (5,239)     (6,772)     (12,766)
Recovery of valuation allowance on MSR           2,719       2,210        3,082
--------------------------------------------------------------------------------
Total mortgage banking income, net          $    6,015   $   4,715   $   10,291
================================================================================

(7)   Deposits

Deposits are summarized as follows:

                                                           At December 31,
                              ------------------------------------------------------------------------
                                             2005                                 2004
                              ------------------------------------------------------------------------
                              Weighted                             Weighted
                               Average                   Percent    Average                   Percent
(Dollars in Thousands)          Rate       Balance      of Total     Rate         Balance     of Total
------------------------------------------------------------------------------------------------------
Core deposits:
   Savings                      0.40%    $  2,510,897     19.61%     0.40%     $  2,929,120    23.78%
   Money market                 0.95          648,730      5.06      0.80           965,288     7.83
   NOW                          0.10          942,919      7.36      0.10           961,497     7.80
   Non-interest bearing NOW
      and demand deposit           -          626,940      4.89         -           619,217     5.02
   Liquid CDs                   3.66          619,784      4.84         -                 -        -
                                ----     ------------    ------      ----      ------------   ------
Total core deposits             0.74        5,349,270     41.76      0.37         5,475,122    44.43
Certificates of deposit         3.73        7,461,185     58.24      3.46         6,848,135    55.57
------------------------------------------------------------------------------------------------------
Total deposits                  2.48%    $ 12,810,455    100.00%     2.09%     $ 12,323,257   100.00%
======================================================================================================

Liquid certificates of deposit, or Liquid CDs, were introduced in January 2005 and have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts. Certificates of deposit include all time deposits other than Liquid CDs.

The aggregate amount of certificates of deposit and Liquid CDs with balances equal to or greater than $100,000 was $2.31 billion at December 31, 2005 and $1.58 billion at December 31, 2004.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Certificates of deposit and Liquid CDs at December 31, 2005 have scheduled maturities as follows:

                                 Weighted                            Percent
                                  Average                               of
      Year                         Rate             Balance           Total
      ----------------------------------------------------------------------
                                                 (In Thousands)
      2006                         3.48%          $ 4,887,403         60.49%
      2007                         4.06             1,629,648         20.17
      2008                         4.12               919,844         11.38
      2009                         4.18               427,668          5.29
      2010                         4.29               186,144          2.30
      2011 and thereafter          4.25                30,262          0.37
      ----------------------------------------------------------------------
      Total                        3.73%          $ 8,080,969        100.00%
      ======================================================================

Interest expense on deposits is summarized as follows:

                                               For the Year Ended December 31,
                                              ----------------------------------
(In Thousands)                                   2005        2004        2003
--------------------------------------------------------------------------------
Savings                                       $  11,015   $  11,920   $  13,198
Money market                                      7,513       6,379       9,934
Interest-bearing NOW                                928         921       1,526
Liquid CDs                                       10,708           -           -
Certificates of deposit                         251,235     218,209     200,593
--------------------------------------------------------------------------------
Total interest expense on deposits            $ 281,399   $ 237,429   $ 225,251
================================================================================

(8)   Borrowings

Borrowings are summarized as follows:

                                                At December 31,
                                -----------------------------------------------
                                         2005                     2004
                                -----------------------------------------------
                                              Weighted                 Weighted
                                               Average                  Average
(Dollars in Thousands)             Amount       Rate        Amount       Rate
-------------------------------------------------------------------------------
Reverse repurchase agreements   $ 5,780,000     3.57%    $ 7,080,000      3.54%
FHLB-NY advances                  1,724,000     4.50       1,934,000      2.81
Other borrowings, net               433,526     7.19         455,835      7.21
-------------------------------------------------------------------------------
Total borrowings, net           $ 7,937,526     3.97%    $ 9,469,835      3.57%
===============================================================================

Reverse Repurchase Agreements

At December 31, 2005 and 2004, substantially all of the outstanding reverse repurchase agreements had original contractual maturities between one and ten years and were primarily secured by mortgage-backed securities. Reverse repurchase agreements with the Federal Home Loan Bank of New York, or FHLB-NY, may also be secured by certain qualifying mortgage loans pursuant to a blanket collateral agreement with the FHLB-NY.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a summary of information relating to reverse repurchase agreements:

                                                                         At December 31,
                                                                    -------------------------
(In Thousands)                                                          2005          2004
---------------------------------------------------------------------------------------------
Amortized cost of collateral (including accrued interest):
   Mortgage-backed securities                                       $ 6,253,654   $ 7,480,040
   Mortgage loans                                                             -        77,123
Estimated fair value of collateral (including accrued interest):
   Mortgage-backed securities                                         6,076,473     7,430,135
   Mortgage loans                                                             -        78,184

                                                       At or For the Year Ended December 31,
                                                      ----------------------------------------
(Dollars in Thousands)                                   2005          2004          2003
----------------------------------------------------------------------------------------------
Average balance during the year                       $6,751,096    $6,904,483     $6,642,945
Maximum balance at any month end during the year       7,580,000     7,085,000      7,235,000
Balance outstanding at end of the year                 5,780,000     7,080,000      7,235,000
Weighted average interest rate during the year              3.54%         3.81%          5.01%
Weighted average interest rate at end of the year           3.57          3.54           4.62

Reverse repurchase agreements at December 31, 2005 have contractual maturities as follows:

                             Year         Amount
                             -----------------------
                                      (In Thousands)
                             2006       $ 1,300,000
                             2007         1,750,000
                             2008         1,930,000
                             2009           300,000
                             2015           500,000
                             -----------------------
                             Total      $ 5,780,000
                             =======================

Of the $1.30 billion of reverse repurchase agreements maturing in 2006, $100.0 million are due in less than 30 days, $200.0 million are due in 30 to 90 days and $1.00 billion are due after 90 days. At December 31, 2005, $1.68 billion of reverse repurchase agreements which mature after December 31, 2006 are callable in 2006 and at various times thereafter. The $500.0 million of reverse repurchase agreements which mature in 2015 are callable in 2007 and at various times thereafter and have floating interest rates which are indexed to the three-month LIBOR and reset quarterly. The remaining reverse repurchase agreements have fixed interest rates.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding. The following is a summary of information relating to FHLB-NY advances:

                                                        At or For the Year Ended December 31,
                                                      ----------------------------------------
(Dollars in Thousands)                                   2005          2004          2003
----------------------------------------------------------------------------------------------
Average balance during the year                       $1,370,701    $1,816,197     $2,574,091
Maximum balance at any month end during the year       1,813,000     3,134,000      3,517,000
Balance outstanding at end of the year                 1,724,000     1,934,000      1,924,000
Weighted average interest rate during the year              3.64%         2.24%          3.30%
Weighted average interest rate at end of the year           4.50          2.81           2.32

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FHLB-NY advances at December 31, 2005 have contractual maturities as follows:

                             Year         Amount
                             -----------------------
                                      (In Thousands)
                             2006       $   924,000
                             2007           100,000
                             2008           700,000
                             -----------------------
                             Total      $ 1,724,000
                             =======================

Of the $924.0 million of FHLB-NY advances maturing in 2006, $40.0 million are due overnight, $780.0 million are due in less than 30 days, $4.0 million are due in 30 to 90 days and $100.0 million are due after 90 days. At December 31, 2005, $500.0 million of FHLB-NY advances which mature after December 31, 2006 are callable in 2006 and at various times thereafter.

At December 31, 2005, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $200.0 million, of which $40.0 million was outstanding under the overnight and $50.0 million was outstanding under the one month line of credit. Both lines of credit are priced at the federal funds rate plus a spread (generally between 10 and 15 basis points) and reprice daily.

Other Borrowings

During the quarter ended December 31, 2002, we issued $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75%. The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the SEC. We may redeem all or part of the notes at any time at a "make-whole" redemption price, together with accrued interest to the redemption date. The carrying amount of the 5.75% senior unsecured notes, net of deferred costs, was $247.5 million at December 31, 2005 and $247.1 million at December 31, 2004.

On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and are not registered with the SEC. The notes require annual principal payments of $20.0 million which began in 2004. The carrying amount of the 7.67% senior unsecured notes, net of deferred costs, was $59.8 million at December 31, 2005 and $79.6 million at December 31, 2004.

On October 28, 1999, our finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

We have two interest rate swap agreements, designated as fair value hedges, that have the effect of converting $125.0 million of the Junior Subordinated Debentures from a 9.75% fixed rate instrument into a variable rate, LIBOR-based instrument. The carrying amount of the Junior Subordinated Debentures has been adjusted for changes in estimated fair value to satisfy hedge accounting requirements. See Note 10 for additional information on the interest rate swap agreements. The carrying amount of the Junior Subordinated Debentures, net of deferred costs and including fair value hedge adjustments, was $126.2 million at December 31, 2005 and $129.1 million at December 31, 2004.

The terms of our other borrowings subject us to certain debt covenants. We were in compliance with these debt covenants at December 31, 2005.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other borrowings at December 31, 2005 have contractual maturities as follows:

                      Year                       Amount
                      -------------------------------------
                                             (In Thousands)
                      2006                      $  20,000
                      2007                         20,000
                      2008                         20,000
                      2012 and thereafter         378,866
                      -------------------------------------
                      Total                     $ 438,866
                      =====================================

Interest expense on borrowings is summarized as follows:

                                         For the Year Ended December 31,
                                        ---------------------------------
(Dollars in Thousands)                     2005        2004        2003
-------------------------------------------------------------------------
Reverse repurchase agreements           $ 242,255   $ 267,527   $ 337,057
FHLB-NY advances                           50,400      41,016      85,629
Other borrowings                           30,153      29,363      29,816
-------------------------------------------------------------------------
Total interest expense on borrowings    $ 322,808   $ 337,906   $ 452,502
=========================================================================

(9)   Stockholders' Equity

On May 19, 2004, our Board of Directors approved our tenth stock repurchase plan authorizing the purchase, at management's discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. During 2005, we repurchased 6,582,500 shares of our common stock at an aggregate cost of $180.9 million. In total, as of December 31, 2005, 11,737,700 shares of our common stock, at an aggregate cost of $308.6 million, have been repurchased under our tenth stock repurchase plan. On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management's discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of the tenth stock repurchase plan on January 10, 2006.

On October 1, 2003 we redeemed all of our outstanding shares of 12% Noncumulative Perpetual Preferred Stock, Series B, or Series B Preferred Stock, at a redemption price of $54.5 million plus accrued and unpaid dividends up to the redemption date. The Series B Preferred Stock had a par value of $1.00 per share and a liquidation preference of $25.00 per share.

In 1996, we adopted a Stockholders Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. Each Right, initially, will entitle stockholders to buy a one one-hundredth interest in a share of a new series of our preferred stock at an exercise price of $100.00 upon the occurrence of certain events described in the Rights Plan. We have reserved 1,800,000 shares of our Series A Preferred Stock for the Rights Plan. Unless extended by the Board of Directors, the Rights Plan is scheduled to expire on September 3, 2006.

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise. To date, all shares required by the Plan have been acquired in open market purchases.

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

institution would become "undercapitalized" (as such term is used in the Federal Deposit Insurance Act). Payment of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

(10)  Derivative Instruments

As further discussed below, we use a variety of derivative instruments in connection with our overall interest rate risk management strategy. We are exposed to credit risk in the event of non-performance by counterparties to derivative instruments. In the event of default by a counterparty, we would be subject to an economic loss that corresponds to the cost to replace the agreement. We control the credit risk associated with our derivative instruments by dealing only with counterparties with the highest credit ratings, establishing counterparty exposure limits and monitoring procedures.

Fair Value Hedges

We have two interest swap agreements designated and accounted for as fair value hedges aggregating $125.0 million (notional amount) to effectively convert $125.0 million of our Junior Subordinated Debentures from a fixed to a variable rate instrument in order to protect the fair value of our Junior Subordinated Debentures due to changes in interest rates. These two interest rate swap agreements were entered into in 2002 as fair value hedges of the $125.0 million Capital Securities issued by Astoria Capital Trust I. As a result of our adoption of FIN 46(R), effective January 1, 2004, we redesignated these interest rate swap agreements as fair value hedges of the debt Astoria Financial Corporation issued to Astoria Capital Trust I. Under these agreements, we receive a fixed interest rate of 9.75% and pay a floating interest rate which is tied to the three-month LIBOR plus 400 basis points. The maturity dates, call features, deferral provisions and other critical terms of these derivative instruments match the terms of both the Capital Securities and the Junior Subordinated Debentures. No net gains or losses have been recognized in earnings with respect to these hedges. A $1.8 million liability was recorded at December 31, 2005 and a $1.4 million asset was recorded at December 31, 2004, which represent the fair value of the interest rate swap agreements as of those dates. A corresponding adjustment was made to the carrying amount of the Junior Subordinated Debentures to recognize the change in their fair value. See Note 8 for additional information regarding our Junior Subordinated Debentures. On March 8, 2006, we terminated our outstanding interest rate swap agreements at a cost of $5.5 million, pre-tax, which will be reflected in our consolidated results of operations for the quarter ending March 31, 2006.

Free-Standing Derivative Instruments

In connection with our mortgage banking activities, we had certain free-standing derivative instruments at December 31, 2005 and 2004. We had commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair values of these derivative instruments are immaterial to our financial condition and results of operations.

In 2002 and 2001 we purchased interest rate cap agreements as an economic hedge against rising interest rates and subsequent increases in our cost of funds. The interest rate cap agreements, which did not qualify for hedge accounting treatment, were included in other assets at their fair values. Changes in the fair values of the agreements were included in non-interest expense. The agreements, which had a total notional amount of $300.0 million, had various maturity dates from July 2004 to January 2005. The fair values of these agreements and changes therein were immaterial to our financial condition and results of operations in 2005, 2004 and 2003.

Cash Flow Hedges

In September 2002, in connection with our anticipated issuance of the 5.75% senior unsecured notes, we entered into an interest rate lock agreement designated and accounted for as a cash flow hedge of a forecasted transaction. The agreement was settled at the same time as the notes and the loss, net of tax, which is included in accumulated other comprehensive loss/income, is being reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the 5.75% senior unsecured notes affects earnings. The remaining after-tax amount included in accumulated other comprehensive loss/income totaled $1.3 million at December 31, 2005 and $1.5 million at December 31, 2004. The after-tax amount to be reclassified into results of operations during 2006 totals $191,000. See Note 8 for additional information regarding our 5.75% senior unsecured notes.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(11)  Commitments and Contingencies

Lease Commitments

At December 31, 2005, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rent expense under the operating leases totaled $7.8 million for the year ended December 31, 2005, $7.5 million for the year ended December 31, 2004 and $7.2 million for the year ended December 31, 2003.

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2005, which have not been reduced by minimum sublease rentals of $29.3 million due in the future under non-cancelable subleases, are summarized below:

                     Year                        Amount
                     --------------------------------------
                                             (In Thousands)
                     2006                       $  7,267
                     2007                          7,027
                     2008                          6,601
                     2009                          5,367
                     2010                          4,775
                     2011 and thereafter          43,763
                     --------------------------------------
                     Total                      $ 74,800
                     ======================================

Outstanding Commitments

We had outstanding commitments as follows:

                                                              At December 31,
                                                          ----------------------
(In Thousands)                                               2005         2004
--------------------------------------------------------------------------------
Mortgage loans - commitments to extend credit (1)         $ 470,388    $ 553,061
Mortgage loans - commitments to purchase                     27,256       63,223
Home equity loans - unused lines of credit                  362,107      328,510
Consumer and commercial loans - unused lines of credit       70,421       68,484
Commitments to sell loans                                    42,870       56,034

(1) Includes commitments to originate loans held-for-sale. Excluding commitments to originate loans held-for-sale, which are fixed rate loans, substantially all of the remaining mortgage loan commitments to extend credit are for ARM loans.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $596.7 million at December 31, 2005 and $565.8 million at December 31, 2004. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2005 and 2004.

We have collateralized repurchase obligations due to the sale of certain long-term fixed rate municipal revenue bonds and Federal Housing Administration project loans to investment trust funds for proceeds that approximated par value. The trust funds have put options that require us to repurchase the securities or loans for specified amounts prior to maturity under certain specified circumstances, as defined in the agreements. The outstanding option balance on the remaining agreements totaled $23.0 million at December 31, 2005 and $34.9 million at December 31,

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2004. Various GSE mortgage-backed securities, with an amortized cost of $36.3 million and a fair value of $36.9 million at December 31, 2005, have been pledged as collateral.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $4.6 million at December 31, 2005 and $5.2 million at December 31, 2004. The fair value of these obligations is immaterial at December 31, 2005 and 2004.

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

The trial in one of the actions, which is entitled The Long Island Savings Bank, FSB et al vs. The United States, commenced on January 18, 2005 and concluded on July 7, 2005. We asked the Court to award damages totaling $594.0 million from the U.S. government for breach of contract in connection with a 1983 Assistance Agreement between the Long Island Savings Bank, FSB, which was acquired by us in 1998, and the Federal Savings and Loan Insurance Corporation. The Court rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government in this action. On December 14, 2005, the United States filed a notice of appeal. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. No portion of the $435.8 million award has been recognized in our consolidated financial statements. Legal expense has been recognized as it was incurred.

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

On or about February 24, 2005, the Attorney General of the State of New York, or the Attorney General, served on Astoria Federal a subpoena duces tecum, or the Subpoena, seeking documents and information concerning, among other things, our contractual relationship with Independent Financial Marketing Group, Inc., or IFMG, IFMG Securities, Inc. and IFS Agencies, Inc., and the marketing and sale of Alternative Investment Products (i.e., financial products that are not bank instruments insured by the Federal Deposit Insurance Corporation, or FDIC). On several occasions thereafter in 2005, and again in January 2006, the Attorney General supplemented the Subpoena with requests for additional documents and information.

Our arrangements with IFMG impose on IFMG compliance, disclosure and oversight-related obligations in connection with their sale of Alternative Investment Products to our customers at our branch locations. In this regard, we believe we are in full compliance with the Interagency Statement on Retail Sales of Nondeposit Investment Products issued by the federal bank regulatory authorities and Part 536 of the OTS Regulations regarding Consumer Protection in the Sale of Insurance.

We are cooperating with the Attorney General's inquiry. No charges of wrongdoing on our part in connection with the sale of Alternative Investment Products have been filed by the Attorney General against us. Given the current status of the inquiry, no assurance can be given as to when the inquiry may be concluded, the ultimate result of the inquiry or any potential impact on our financial condition or results of operations.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(12)  Income Taxes

Income tax expense is summarized as follows:

                                                                For the Year Ended December 31,
                                                               ----------------------------------
(In Thousands)                                                    2005        2004       2003
-------------------------------------------------------------------------------------------------
Current
   Federal                                                     $ 114,606   $ 103,276   $  93,383
   State and local                                                 6,103       6,688       5,107
-------------------------------------------------------------------------------------------------
Total current                                                    120,709     109,964      98,490
-------------------------------------------------------------------------------------------------
Deferred
   Federal                                                        (1,316)     (1,899)       (547)
   State and local                                                  (951)     (1,963)     (1,567)
-------------------------------------------------------------------------------------------------
Total deferred                                                    (2,267)     (3,862)     (2,114)
-------------------------------------------------------------------------------------------------
Total income tax expense                                       $ 118,442   $ 106,102   $  96,376
=================================================================================================

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

                                                                For the Year Ended December 31,
                                                               ----------------------------------
(In Thousands)                                                    2005        2004       2003
-------------------------------------------------------------------------------------------------
Expected income tax expense at statutory federal rate          $ 123,286   $ 113,974   $ 102,628
State and local taxes, net of federal tax benefit                  3,349       3,071       2,301
Tax exempt income (principally on bank owned life insurance)      (6,270)     (6,791)     (7,889)
Reversal of deferred tax valuation allowance                           -           -      (3,396)
Other, net                                                        (1,923)     (4,152)      2,732
-------------------------------------------------------------------------------------------------
Total income tax expense                                       $ 118,442   $ 106,102   $  96,376
=================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                  At December 31,
                                                               ----------------------
(In Thousands)                                                    2005        2004
-------------------------------------------------------------------------------------
Deferred tax assets:
   Allowances and tax reserves                                 $  20,747   $  20,732
   Compensation and benefits                                       8,662       6,417
   Tax credits                                                     3,129       3,129
   Mark-to-market elected for tax purposes                         1,462       1,476
   Net unrealized loss on securities available-for-sale           34,885      19,594
   Unrealized loss on securities impairment write-down             6,895       6,895
   Other                                                           5,633       3,478
-------------------------------------------------------------------------------------
Total gross deferred tax assets                                   81,413      61,721
-------------------------------------------------------------------------------------
Deferred tax liabilities:
   Mortgage loans                                                (13,701)    (14,974)
   Premises and equipment                                         (8,973)     (7,016)
   Mortgage servicing rights                                      (3,107)     (1,285)
-------------------------------------------------------------------------------------
Total gross deferred tax liabilities                             (25,781)    (23,275)
-------------------------------------------------------------------------------------
Net deferred tax assets                                        $  55,632   $  38,446
=====================================================================================

We believe that our future results of operations and tax planning strategies will enable us to generate sufficient taxable income to enable us to realize our deferred tax assets. At December 31, 2005, we had alternative minimum tax credit carryforwards for federal tax purposes of approximately $3.1 million.

Astoria Federal's retained earnings at December 31, 2005 and 2004 include base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


(13)  Earnings Per Share

The following table is a reconciliation of basic and diluted EPS:

                                                                  For the Year Ended December 31,
                                              -----------------------------------------------------------------------
                                                       2005                     2004                    2003
                                              -----------------------------------------------------------------------
                                                Basic      Diluted       Basic      Diluted      Basic      Diluted
(In Thousands, Except Per Share Data)            EPS       EPS (1)        EPS       EPS (2)       EPS       EPS (3)
---------------------------------------------------------------------------------------------------------------------
Net income                                    $ 233,803   $ 233,803    $ 219,537   $ 219,537   $ 196,846   $ 196,846
Preferred dividends declared                          -           -            -           -      (4,500)     (4,500)
---------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders   $ 233,803   $ 233,803    $ 219,537   $ 219,537   $ 192,346   $ 192,346
=====================================================================================================================
Total weighted average basic
   common shares outstanding                    101,476     101,476      107,931     107,931     114,575     114,575
Effect of dilutive securities:
   Options and unvested restricted stock              -       1,933            -       1,876           -       1,367
---------------------------------------------------------------------------------------------------------------------
Total weighted average diluted
   common shares outstanding                    101,476     103,409      107,931     109,807     114,575     115,942
=====================================================================================================================
Net earnings per common share                 $    2.30   $    2.26    $    2.03   $    2.00   $    1.68   $    1.66
=====================================================================================================================

(1) Options to purchase 1,224,100 shares of common stock at $29.02 per share were outstanding as of December 31, 2005, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2005.

(2) Options to purchase 1,948,800 shares of common stock at $26.63 per share were outstanding as of December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year ended December 31, 2004.

(3) Options to purchase 1,501,200 shares of common stock at prices between $19.92 per share and $24.40 per share were outstanding as of December 31, 2003, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the year ended December 31, 2003.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14) Comprehensive Income

The components of accumulated other comprehensive loss at December 31, 2005 and 2004 and the changes during the year ended December 31, 2005 are as follows:

                                                                      At             Current            At
                                                                 December 31,        Period         December 31,
(In Thousands)                                                       2004            Change            2005
----------------------------------------------------------------------------------------------------------------
Net unrealized loss on securities available-for-sale              $ (27,013)      $    (21,083)     $  (48,096)
Loss on cash flow hedge                                              (1,489)               191          (1,298)
Minimum pension liability adjustment                                    (90)               (52)           (142)
----------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                              $ (28,592)      $    (20,944)     $  (49,536)
================================================================================================================

The components of other comprehensive income, other than net income, for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                                                  Before Tax          Tax            After Tax
(In Thousands)                                                      Amount      Benefit (Expense)      Amount
----------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, 2005
Net unrealized holding losses on securities arising
   during the year                                                $ (36,374)      $     15,291      $  (21,083)
Reclassification adjustment for loss on cash flow hedge
   included in net income                                               330               (139)            191
Minimum pension liability adjustment                                    (90)                38             (52)
----------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                          $ (36,134)      $     15,190      $  (20,944)
================================================================================================================

For the Year Ended December 31, 2004
Net unrealized gains on securities available-for-sale:
   Net unrealized holding gains on securities arising
      during the year                                             $  18,755       $     (7,468)     $   11,287
   Reclassification adjustment for net losses included
      in net income                                                  11,869             (5,408)          6,461
                                                                  ----------------------------------------------
                                                                     30,624            (12,876)         17,748
Reclassification adjustment for loss on cash flow hedge
   included in net income                                               329               (138)            191
Minimum pension liability adjustment                                    (73)                31             (42)
----------------------------------------------------------------------------------------------------------------
Other comprehensive income                                        $  30,880       $    (12,983)     $   17,897
================================================================================================================

For the Year Ended December 31, 2003
Net unrealized losses on securities available-for-sale:
   Net unrealized holding losses on securities arising
      during the year                                             $ (91,405)      $     39,111      $  (52,294)
   Reclassification adjustment for net gains included in
      net income                                                     (7,346)             2,414          (4,932)
                                                                  ----------------------------------------------
                                                                    (98,751)            41,525         (57,226)
Amortization of net unrealized loss on securities
   transferred to held-to-maturity                                    1,337               (562)            775
Reclassification adjustment for loss on cash flow hedge
   included in net income                                               330               (139)            191
Minimum pension liability adjustment                                    (50)                21             (29)
----------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                          $ (97,134)      $     40,845      $  (56,289)
================================================================================================================

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(15) Benefit Plans

Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

                                                                                                        Other Postretirement
                                                                           Pension Benefits                     Benefits
                                                                    -----------------------------   ------------------------------
                                                                     At or For the Year Ended         At or For The Year Ended
                                                                            December 31,                      December 31,
                                                                    -----------------------------   ------------------------------
(In Thousands)                                                          2005            2004            2005              2004
-------------------------------------------------------------------------------------------------   ------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year                         $    176,551    $    165,494    $     18,678    $     16,386
    Service cost                                                           3,264           3,265             504             512
    Interest cost                                                          9,856           9,786           1,037           1,087
    Amendments                                                             1,318               -             943               -
    Actuarial loss                                                         7,863           6,866             569           2,170
    Benefits paid                                                         (8,833)         (8,860)         (1,276)         (1,477)
----------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                        190,019         176,551          20,455          18,678
----------------------------------------------------------------------------------------------------------------------------------
Change in plan assets:
    Fair value of plan assets at beginning of year                       154,071         149,944               -               -
    Actual return on plan assets                                          10,506          12,304               -               -
    Employer contribution                                                    691             683           1,276           1,477
    Benefits paid                                                         (8,833)         (8,860)         (1,276)         (1,477)
----------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                                 156,435         154,071               -               -
----------------------------------------------------------------------------------------------------------------------------------
Funded status                                                            (33,584)        (22,480)        (20,455)        (18,678)
Unrecognized net actuarial loss (gain)                                    48,941          42,255             213            (356)
Unrecognized prior service cost                                            1,791             694           1,026             124
----------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                               $     17,148    $     20,469    $    (19,216)   $    (18,910)
==================================================================================================================================
Amounts recognized in the consolidated
    statements of financial condition:
Prepaid benefit cost                                                $     34,360    $     36,796    $          -    $          -
Accrued benefit liability                                                (18,807)        (16,620)        (19,216)        (18,910)
Intangible asset                                                           1,350             138               -               -
Accumulated other comprehensive loss (pre-tax basis)                         245             155               -               -
----------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                               $     17,148    $     20,469    $    (19,216)   $    (18,910)
==================================================================================================================================

The accumulated benefit obligation for all defined benefit pension plans was $168.6 million at December 31, 2005 and $158.5 million at December 31, 2004. The measurement date for our defined benefit pension plans and other postretirement benefit plan is December 31.

Assumptions used to determine the benefit obligation:

                                                                                                                  Rate of
                                                                               Discount Rate               Compensation Increase
                                                                            --------------------           ---------------------
                                                                            2005           2004             2005            2004
                                                                            ----           -----           -----            ----
Pension Benefit Plans:
Astoria Federal Pension Plan                                                5.50%           5.75%           5.00%           5.00%
Astoria Federal Excess Benefit and
    Supplemental Benefit Plans                                              5.50            6.00            8.00            8.00
Astoria Federal Directors' Retirement Plan                                  5.50            6.00            4.00            4.00
The Greater Directors' Retirement Plan                                      5.50            6.00             N/A             N/A
Long Island Bancorp, Inc., or LIB, Directors'
    Retirement Plan                                                         5.50            6.00             N/A             N/A

Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan                                    5.50            5.75             N/A             N/A

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net periodic cost are as follows:

                                                                                           Other Postretirement
                                                    Pension Benefits                              Benefits
                                            -----------------------------------     -------------------------------------
                                             For the Year Ended December 31,          For the Year Ended December 31,
                                            -----------------------------------     -------------------------------------
(In Thousands)                                2005         2004          2003          2005        2004           2003
-------------------------------------------------------------------------------     -------------------------------------
Service cost                                $  3,264     $  3,265      $ 2,700        $  504      $   512       $   360
Interest cost                                  9,856        9,786        9,570         1,037        1,087           995
Expected return on plan assets               (11,974)     (11,648)      (9,956)            -            -             -
Amortization of prior service cost               221          161          160            41           41            40
Recognized net actuarial loss (gain)           2,645        2,540        3,368             -            -          (152)
Amortization of transition asset                   -          (35)        (104)            -            -             -
-------------------------------------------------------------------------------------------------------------------------
Net periodic cost                           $  4,012     $  4,069      $ 5,738        $1,582      $ 1,640       $ 1,243
=========================================================================================================================

Assumptions used to determine the net periodic cost:

                                                                           Expected Return               Rate of
                                                  Discount Rate             on Plan Assets        Compensation Increase
                                               -------------------       --------------------     -----------------------
                                                2005         2004         2005          2004       2005            2004
                                               ------       ------       ------        ------     ------          -------
Pension Benefit Plans:
Astoria Federal Pension Plan                    5.75%        6.00%        8.00%         8.00%      5.00%           5.00%
Astoria Federal Excess Benefit and
    Supplemental Benefit Plans                  6.00         6.00          N/A           N/A       8.00            8.00
Astoria Federal Directors' Retirement Plan      6.00         6.00          N/A           N/A       4.00            4.00
The Greater Directors' Retirement Plan          6.00         6.00          N/A           N/A        N/A             N/A
LIB Directors' Retirement Plan                  6.00         6.00          N/A           N/A        N/A             N/A

Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan        5.75         6.00          N/A           N/A        N/A             N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

                                                                                     At December 31,
                                                                                 -----------------------
                                                                                 2005             2004
--------------------------------------------------------------------------------------------------------
Health care cost trend rate assumed for next year                                7.00%            7.50%
Rate to which the cost trend rate is assumed to decline
   (the ultimate trend rate)                                                     5.00%            5.00%
Year that the rate reaches the ultimate trend rate                               2009             2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                            One Percentage           One Percentage
(In Thousands)                                              Point Increase           Point Decrease
---------------------------------------------------------------------------------------------------
Effect on total service and interest cost components           $   249                  $   (193)
Effect on the postretirement benefit obligation                  2,418                    (1,918)

We adopted FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," or FSP No. 106-2, effective December 31, 2004. Upon adoption of FSP No. 106-2, we determined our other postretirement benefit plan (the Astoria Federal Retiree Health Care Plan) to be "actuarially equivalent," as defined, and determined the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, were not a "significant event," as defined. The impact of our adoption of FSP No. 106-2 was a reduction of $850,000 in the accumulated postretirement benefit obligation at December 31, 2004. The reduction to the net periodic cost of our other postretirement benefit plan for

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the year ended December 31, 2005 was immaterial to our financial condition and results of operations and there was no impact on the net periodic cost for the year ended December 31, 2004. At the end of 2005, the Astoria Federal Retiree Health Care Plan was changed to require Medicare-eligible retirees to enroll in a Medicare Part D equivalent prescription drug plan in order to maintain their prescription drug coverage under the Astoria Federal Retiree Health Care Plan. As a result, we will not be eligible to receive a federal subsidy for prescription drug costs for these retirees and there is no reduction for a federal subsidy in the accumulated postretirement benefit obligation at December 31, 2005. However, the accumulated postretirement benefit obligation at December 31, 2005 has been reduced to reflect the reduction in future prescription drug coverage premiums that we will recognize as a result of requiring our Medicare-eligible retirees to enroll in the Medicare Part D equivalent prescription drug plan offered by our insurance carrier.

Included in the tables of pension benefits on pages 106 and 107 are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors' Retirement Plan, The Greater Directors' Retirement Plan and the LIB Directors' Retirement Plan, which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

                                                         At December 31,
                                                 -------------------------------
(In Thousands)                                    2005                   2004
--------------------------------------------------------------------------------
Projected benefit obligation                     $22,304                $18,685
Accumulated benefit obligation                    16,226                 13,891

The following table sets forth the asset allocations, by asset category, for the Astoria Federal Pension Plan:

                                                   Plan Assets At December 31,
                                                 -------------------------------
                                                   2005                   2004
--------------------------------------------------------------------------------
Asset Category:
    Equity securities (1)                          14.53%                 13.39%
    Other (2)                                      85.47                  86.61
--------------------------------------------------------------------------------
Total                                             100.00%                100.00%
================================================================================

(1) Equity securities include Astoria Financial Corporation common stock with a fair value of $22.7 million, or 14.5% of total plan assets, at December 31, 2005 and $20.6 million, or 13.4% of total plan assets, at December 31, 2004.

(2) Primarily comprised of investments in various insurance company pooled separate accounts and trust company trust funds.

The overall strategy of the Astoria Federal Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels, preserves liquidity and achieves the rate of return specified in the actuarial valuation. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities, 25% in liquidity funds and 15% in Astoria Financial Corporation common stock. The Astoria Federal Pension Plan will not acquire Astoria Financial Corporation common stock to the extent that, after the acquisition, such common stock would represent more than 10% of total plan assets. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large-cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities and 10% in international equities.

We expect to contribute $721,000 to our unfunded defined benefit pension plans and $1.1 million to our other postretirement benefit plan to cover expected benefit payments in 2006.

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2005, which reflect expected future service, as appropriate, are as follows:

                              Pension         Other Postretirement
              Year            Benefits               Benefits
              ----------------------------------------------------
                                         (In Thousands)
              2006            $  9,335                $1,408
              2007               9,419                 1,386
              2008               9,577                 1,295
              2009              10,082                 1,289
              2010              10,384                 1,288
              2011-2015         56,724                 6,117

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $14,000 for the calendar year ended December 31, 2005. Matching contributions, if any, may be made at the discretion of Astoria Federal. No matching contributions were made for 2005, 2004 and 2003. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

Employee Stock Ownership Plan

Astoria Federal maintains an ESOP for its eligible employees, which is also a defined contribution pension plan. To fund the purchase of the ESOP shares, the ESOP borrowed funds from us. The ESOP loans bear an interest rate of 6.00%, mature on December 31, 2029 and are collateralized by our common stock purchased with the loan proceeds. Astoria Federal makes scheduled discretionary contributions to fund debt service. Astoria Federal's contributions, prior to 2010, may be reduced by dividends paid on unallocated shares and investment earnings realized on such dividends. Beginning in 2010, dividends paid on unallocated shares will be credited to participant accounts as investment earnings. Dividends paid on unallocated shares, which reduced Astoria Federal's contribution to the ESOP, totaled $5.4 million for the year ended December 31, 2005, $4.8 million for the year ended December 31, 2004 and $4.3 million for the year ended December 31, 2003. The ESOP loans had an aggregate outstanding principal balance of $32.9 million at December 31, 2005 and $33.8 million at December 31, 2004.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 336,873 for the year ended December 31, 2005, 337,935 for the year ended December 31, 2004 and 387,657 for the year ended December 31, 2003. Through December 31, 2005, 8,603,289 shares have been allocated to participants. As of December 31, 2005, 6,465,273 shares which had a fair value of $190.1 million remain unallocated. In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution totaled $2.4 million for the year ended December 31, 2005, $1.9 million for the year ended December 31, 2004 and $1.6 million for the year ended December 31, 2003, and will total not less than $1.2 million each year through 2009. Beginning in 2010, the only cash contributions Astoria Federal is required to make are to fund debt service.

We recorded compensation expense relating to the ESOP of $11.6 million for the year ended December 31, 2005, $10.6 million for the year ended December 31, 2004 and $8.8 million for the year ended December 31, 2003, which was equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the year of allocation, plus the cash contribution made to participant accounts.

(16) Stock Incentive Plans

In 2005, we adopted the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Incentive Plan. In 1999, we adopted the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors' Option Plan. As a result of the adoption of these plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for option, restricted stock and/or stock appreciation right grants was 5,250,000 under the 2005 Employee Stock Incentive Plan. The number of shares reserved for option grants was 525,000 under the 1999 Directors' Option Plan. At December 31, 2005, remaining shares available for issuance of future grants totaled 3,829,072 under the 2005 Employee Stock Incentive Plan and 123,000 under the 1999 Directors' Option Plan.

Options and restricted stock granted under the 2005 Employee Stock Incentive Plan vest approximately three years after the grant date, with a maximum term of seven years for option grants. Options granted to employees under plans other than the 2005 Employee Stock Incentive Plan have a maximum term of ten years. Under plans involving grants of options or restricted stock to employees, in the event the grantee terminates his/her employment due to death, disability, retirement or in the event we experience a change in control, as defined and specified in such plans, all options and restricted stock granted immediately vest. Under plans involving grants to outside directors, all options granted have a maximum term of ten years and are exercisable immediately on their grant date. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On December 22, 2005, we accelerated the vesting of all outstanding unvested options which were granted to employees on December 17, 2003 and December 15, 2004 under the 2003 Employee Option Plan. On December 22, 2005 there were 1,402,950 unvested shares under the December 17, 2003 grants with an exercise price of $24.40 per share and a vest date of January 10, 2007 and 1,897,200 unvested shares under the December 15, 2004 grants with an exercise price of $26.63 and a vest date of January 10, 2008. The fair value of our stock on the effective date of the acceleration was $29.72 per share, therefore, these options were in-the-money at the time of the acceleration. We recognized pre-tax compensation expense in 2005 of $111,000 as a result of the accelerated vesting of these options. The purpose of the acceleration was to eliminate compensation expense associated with these options in future periods upon our adoption of SFAS No. 123(R) effective January 1, 2006. The accelerated vesting eliminates pre-tax compensation expense of approximately $10.4 million, which would have been recognized in future periods, including approximately $6.7 million in 2006. Subsequent to December 22, 2005, shares acquired through the exercise of options granted on December 17, 2003 or December 15, 2004 may not be sold prior to the earlier of the date the optionee terminates employment with us or the original vesting date. A number of the options which were accelerated were intended to qualify as incentive stock options when granted. The accelerated vesting disqualified most of such options from incentive stock option tax treatment. Upon the optionees' exercise of such disqualified options, we may realize certain tax benefits that would not have otherwise been available.

In December 2005, 196,828 shares of restricted stock were granted to select officers with a fair value of $29.02 per share on the grant date. There was no other restricted stock activity for the years ended December 31, 2005, 2004 and 2003.

Option activity in our stock incentive plans is summarized as follows:

                                                          For the Year Ended December 31,
                                      ----------------------------------------------------------------------
                                               2005                     2004                    2003
                                      ----------------------------------------------------------------------
                                                    Weighted                Weighted                Weighted
                                                     Average                 Average                 Average
                                        Number      Exercise     Number     Exercise     Number     Exercise
                                      of Options      Price    of Options     Price    of Options    Price
------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       10,922,133   $  19.02   10,345,493   $  16.83   10,262,826   $  14.32
Granted                                 1,284,100      28.89    2,014,800      26.55    1,529,700      24.10
Forfeited                                 (29,250)    (22.63)     (47,400)    (20.07)      (8,190)    (17.56)
Exercised                              (1,048,283)    (15.36)  (1,390,760)    (13.62)  (1,438,843)     (6.60)
                                       ----------              ----------              ----------
Outstanding at end of year             11,128,700      20.50   10,922,133      19.02   10,345,493      16.83
                                       ==========              ==========              ==========
Options exercisable at end of year      8,041,150      19.78    4,182,633      14.85    4,007,393      13.63

The following table summarizes information about our options outstanding at December 31, 2005:

                                      Options Outstanding                       Options Exercisable
                       ------------------------------------------------    ----------------------------
                                        Weighted            Weighted                        Weighted
                         Number     Average Remaining        Average         Number         Average
Exercise Prices        of Options    Contractual Life    Exercise Price    of Options    Exercise Price
-------------------------------------------------------------------------------------------------------
$  7.42  to  $15.02     1,526,757       3.31 years           $ 11.94        1,526,757        $ 11.94
  16.27  to   17.49     2,573,444       5.36                   16.69        2,565,944          16.69
  18.00  to   19.92     2,370,149       6.11                   18.25          514,199          19.13
  24.17  to   24.40     1,466,100       7.96                   24.39        1,466,100          24.39
  26.23  to   26.63     1,968,150       8.96                   26.61        1,968,150          26.61
              29.02     1,224,100       6.97                   29.02                -              -
                       ----------                                           ---------
$  7.42  to  $29.02    11,128,700       6.40                   20.50        8,041,150          19.78
                       ==========                                           =========

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the per share weighted-average fair value of options granted. The per share weighted-average fair value of options was calculated to determine the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. See Note 1(q) for an illustration of the effect on net income and EPS of the provisions of SFAS No. 123.

                                             For the Year Ended December 31,
                        ------------------------------------------------------------------------
                                  2005                     2004                    2003
                        ------------------------------------------------------------------------
                                     Weighted                 Weighted                 Weighted
                         Options      Average     Options      Average     Options     Average
                         Granted    Fair Value    Granted    Fair Value    Granted    Fair Value
------------------------------------------------------------------------------------------------
Employees               1,224,100                1,948,800                1,463,700
Outside directors          60,000                   66,000                   66,000
                        ---------                ---------                ---------
                        1,284,100      $4.83     2,014,800      $6.11     1,529,700      $6.06
                        =========      =====     =========      =====     =========      =====

The per share weighted-average fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             For the Year Ended December 31,
                                         ---------------------------------------
                                             2005          2004          2003
--------------------------------------------------------------------------------
Dividend yield                               3.27%         2.50%         2.43%
Expected stock price volatility             21.28         25.17         28.81
Risk-free interest rate based upon
  equivalent-term U.S. Treasury rates        4.25          3.66          3.16
Expected option lives                        4.47 years    5.97 years    5.96 years

The per share weighted-average fair value of options was calculated using the above assumptions, based on our analyses of our historical experience and our judgments regarding future option exercise experience and market conditions. The decrease in the weighted-average expected option lives from 2004 to 2005 reflects the anticipated effect of the shorter contractual term of seven years for the 2005 employee option grants compared to ten years for the 2004 employee option grants. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets.

(17)  Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2005 and 2004, Astoria Federal was in compliance with all regulatory capital requirements.

The following table sets forth the regulatory capital calculations for Astoria Federal.

                                                        At December 31, 2005
                         ---------------------------------------------------------------------------
                            Capital                      Actual                     Excess
(Dollars in Thousands)    Requirement         %          Capital         %          Capital      %
----------------------------------------------------------------------------------------------------
Tangible                   $331,749          1.50%     $1,444,407       6.53%     $ 1,112,658   5.03%
Leverage                    884,665          4.00       1,444,407       6.53          559,742   2.53
Risk-based                  974,327          8.00       1,525,566      12.53          551,239   4.53

                                                        At December 31, 2004
                         ---------------------------------------------------------------------------
                            Capital                      Actual                     Excess
(Dollars in Thousands)    Requirement        %           Capital         %          Capital      %
----------------------------------------------------------------------------------------------------
Tangible                   $345,326         1.50%      $1,379,088       5.99%     $ 1,033,762   4.49%
Leverage                    920,869         4.00        1,379,088       5.99          458,219   1.99
Risk-based                  939,958         8.00        1,461,870      12.44          521,912   4.44

Astoria Federal's Tier I risked-based capital ratio was 11.86% at December 31, 2005 and 11.74% at December 31, 2004.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC shall be considered a "well capitalized" institution. As of December 31, 2005 and 2004, Astoria Federal was a "well capitalized" institution.

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

The following table summarizes the carrying amounts and estimated fair values of our financial instruments.

                                                                         At December 31,
                                                     -----------------------------------------------------
                                                                2005                       2004
                                                     -----------------------------------------------------
                                                       Carrying     Estimated      Carrying     Estimated
(In Thousands)                                          Amount      Fair Value      Amount      Fair Value
----------------------------------------------------------------------------------------------------------
Financial Assets:
Repurchase agreements                                $   182,803   $   182,803   $   267,578   $   267,578
Securities available-for-sale                          1,841,351     1,841,351     2,406,883     2,406,883
Securities held-to-maturity                            4,730,953     4,627,013     6,302,936     6,306,760
FHLB-NY stock                                            145,247       145,247       163,700       163,700
Loans held-for-sale, net                                  23,651        23,657        23,802        23,813
Loans receivable, net                                 14,311,134    14,224,372    13,180,521    13,362,582
MSR, net                                                  16,502        16,522        16,799        16,799
Interest rate swaps                                            -             -         1,365         1,365

Financial Liabilities:
Deposits                                              12,810,455    12,769,948    12,323,257    12,378,720
Borrowings, net                                        7,937,526     8,008,328     9,469,835     9,652,910
Interest rate swaps                                        1,762         1,762             -             -

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements

The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities available-for-sale and held-to-maturity

Fair values for securities are based on published or securities dealers' estimated market values.

FHLB-NY stock

The carrying amount of FHLB-NY stock equals cost. The fair value of FHLB-NY stock is based on redemption at par value.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loans held-for-sale, net

Fair values of loans held-for-sale are estimated based on current secondary market prices for loans with similar terms.

Loans receivable, net

Fair values of loans are estimated by discounting the expected future cash flows of pools of loans with similar characteristics. The loans are first segregated by type, such as one-to-four family, multi-family, commercial real estate, construction and consumer and other, and then further segregated into fixed and adjustable rate and seasoned and nonseasoned categories. Expected future cash flows are then projected based on contractual cash flows, adjusted for prepayments. Prepayment estimates are based on a variety of factors including our experience with respect to each loan category, the effect of current economic and lending conditions and regional statistics for each loan category, if available. The discount rates used are based on market rates for new loans of similar type and purpose, adjusted, when necessary, for factors such as servicing cost, credit risk and term.

As previously mentioned, this technique of estimating fair value is extremely sensitive to the assumptions and estimates used. While we have attempted to use assumptions and estimates which are the most reflective of the loan portfolio and the current market, a greater degree of subjectivity is inherent in determining these fair values than for fair values obtained from formal trading marketplaces.

MSR, net

The fair value of MSR is obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous market based assumptions including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data.

Interest rate swaps

Fair values for interest rate swaps are based on securities dealers' estimated market values.

Deposits

The fair values of deposits with no stated maturity, such as savings accounts, NOW accounts, money market accounts and demand deposits, are equal to the amount payable on demand. The fair values of certificates of deposit and Liquid CDs are based on discounted contractual cash flows using rates which approximate the rates we offer for deposits of similar remaining maturities.

Borrowings, net

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

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(19) Condensed Parent Company Only Financial Statements

The following condensed parent company only financial statements reflect our investments in our wholly-owned consolidated subsidiaries, Astoria Federal and AF Insurance Agency, Inc., using the equity method of accounting.

Astoria Financial Corporation - Condensed Statements of Financial Condition

                                                                                      At December 31,
                                                                        ----------------------------------------
(In Thousands)                                                              2005                        2004
----------------------------------------------------------------------------------------------------------------
Assets:
  Cash                                                                  $         -                $         1
  Repurchase agreements                                                     182,803                    267,578
  Other securities available-for-sale                                           127                        133
  ESOP loans receivable                                                      32,881                     33,796
  Accrued interest receivable                                                   104                         78
  Other assets                                                                  953                      2,662
  Investment in Astoria Federal                                           1,593,272                  1,548,005
  Investment in AF Insurance Agency, Inc.                                     3,565                      2,641
  Investment in Astoria Capital Trust I                                       3,929                      3,929
----------------------------------------------------------------------------------------------------------------
Total assets                                                            $ 1,817,634                $ 1,858,823
================================================================================================================
Liabilities and stockholders' equity:
  Other borrowings, net                                                 $   433,526                $   455,835
  Other liabilities                                                           7,917                      6,161
  Amounts due to subsidiaries                                                25,964                     27,063
  Stockholders' equity                                                    1,350,227                  1,369,764
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $ 1,817,634                 $1,858,823
================================================================================================================

Astoria Financial Corporation - Condensed Statements of Income

                                                                          For the Year Ended December 31,
                                                                   ---------------------------------------------
(In Thousands)                                                         2005            2004             2003
----------------------------------------------------------------------------------------------------------------
Interest income:
  Repurchase agreements and other securities                       $     6,130      $    1,139       $   1,500
  ESOP loans receivable                                                  2,027           2,079           2,140
----------------------------------------------------------------------------------------------------------------
Total interest income                                                    8,157           3,218           3,640
Interest expense on borrowings                                          30,153          29,363          29,816
----------------------------------------------------------------------------------------------------------------
Net interest expense                                                    21,996          26,145          26,176
----------------------------------------------------------------------------------------------------------------
Non-interest income                                                        713           1,307          (1,074)
Cash dividends from subsidiaries                                       200,000         522,470         120,000
----------------------------------------------------------------------------------------------------------------
Non-interest expense:
  Compensation and benefits                                              2,979           1,878           1,736
  Other                                                                  2,901           7,132           2,323
----------------------------------------------------------------------------------------------------------------
Total non-interest expense                                               5,880           9,010           4,059
----------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed (overdistributed) earnings of subsidiaries             172,837         488,622          88,691
Income tax benefit                                                      11,238          14,028          12,970
----------------------------------------------------------------------------------------------------------------
Income before equity in undistributed (overdistributed)
  earnings of subsidiaries                                             184,075         502,650         101,661
Equity in undistributed (overdistributed) earnings
  of subsidiaries (1)                                                   49,728        (283,113)         95,185
----------------------------------------------------------------------------------------------------------------
Net income                                                         $   233,803      $  219,537       $ 196,846
================================================================================================================

(1) The equity in overdistributed earnings of subsidiaries for the year ended December 31, 2004 represents dividends paid to us in excess of our subsidiaries' 2004 earnings.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

                                                                          For the Year Ended December 31,
                                                                   ---------------------------------------------
(In Thousands)                                                         2005            2004             2003
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                       $   233,803      $  219,537       $ 196,846
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in (undistributed) overdistributed earnings of
        subsidiaries                                                   (49,728)        283,113         (95,185)
     (Increase) decrease in accrued interest receivable                    (26)            (69)             13
     Amortization of premiums and deferred costs                         1,148           1,142           1,070
     Decrease (increase) in other assets, net of other liabilities
        and amounts due to subsidiaries                                    578             434             (82)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              185,775         504,157         102,662
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Principal payments on ESOP loans receivable                              915             924             942
----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                  915             924             942
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of borrowings with original terms greater
     than three months                                                 (20,000)        (20,000)              -
  Common stock repurchased                                            (180,944)       (225,052)       (195,471)
  Cash dividends paid to stockholders                                  (86,625)        (76,720)        (76,370)
  Redemption of preferred stock                                              -               -         (54,500)
  Cash received for options exercised                                   16,103          18,344           8,793
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (271,466)       (303,428)       (317,548)
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (84,776)        201,653        (213,944)
Cash and cash equivalents at beginning of year                         267,579          65,926         279,870
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $   182,803      $  267,579       $  65,926
================================================================================================================

Supplemental disclosure:
  Cash paid during the year for interest                           $    29,321      $   28,733       $  28,892
================================================================================================================

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                                                  For the Year Ended December 31, 2005
                                                             ----------------------------------------------
                                                               First      Second       Third      Fourth
(In Thousands, Except Per Share Data)                         Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------
Interest income                                              $ 273,103   $ 270,210   $ 268,973   $ 270,701
Interest expense                                               147,890     148,863     150,437     157,017
-----------------------------------------------------------------------------------------------------------
Net interest income                                            125,213     121,347     118,536     113,684
Provision for loan losses                                            -           -           -           -
-----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            125,213     121,347     118,536     113,684
Non-interest income                                             24,742      22,526      28,372      26,559
-----------------------------------------------------------------------------------------------------------
Total income                                                   149,955     143,873     146,908     140,243
General and administrative expense                              60,512      57,563      57,915      52,744
-----------------------------------------------------------------------------------------------------------
Income before income tax expense                                89,443      86,310      88,993      87,499
Income tax expense                                              29,964      28,914      29,814      29,750
-----------------------------------------------------------------------------------------------------------
Net income                                                   $  59,479   $  57,396   $  59,179   $  57,749
===========================================================================================================
Basic earnings per common share                              $    0.58   $    0.56   $    0.59   $    0.58
Diluted earnings per common share                            $    0.57   $    0.55   $    0.57   $    0.57

                                                                  For the Year Ended December 31, 2004
                                                             ----------------------------------------------
                                                               First      Second       Third      Fourth
(In Thousands, Except Per Share Data)                         Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------
Interest income                                              $ 261,094   $ 252,563   $ 264,080   $ 268,164
Interest expense                                               146,581     139,247     142,222     147,285
-----------------------------------------------------------------------------------------------------------
Net interest income                                            114,513     113,316     121,858     120,879
Provision for loan losses                                            -           -           -           -
-----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            114,513     113,316     121,858     120,879
Non-interest income                                             22,139      27,866      24,036       6,043 (1)
-----------------------------------------------------------------------------------------------------------
Total income                                                   136,652     141,182     145,894     126,922
General and administrative expense                              57,043      55,360      59,168      53,440
-----------------------------------------------------------------------------------------------------------
Income before income tax expense                                79,609      85,822      86,726      73,482
Income tax expense                                              26,196      28,321      28,619      22,966
-----------------------------------------------------------------------------------------------------------
Net income                                                   $  53,413   $  57,501   $  58,107   $  50,516
===========================================================================================================
Basic earnings per common share                              $    0.48   $    0.53   $    0.54   $    0.48
Diluted earnings per common share                            $    0.47   $    0.52   $    0.53   $    0.48

(1) Includes a $16.5 million charge for an other-than-temporary securities impairment write-down.

                 ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
                                INDEX OF EXHIBITS

Exhibit No.                        Identification of Exhibit
-----------   ------------------------------------------------------------------

    3.1 Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998. (1)

    3.2       Bylaws of Astoria Financial Corporation, as amended May 19, 2004.
              (2)

    4.1       Astoria Financial Corporation Specimen Stock Certificate. (3)

    4.2       Federal Stock Charter of Astoria Federal Savings and Loan
              Association. (4)

    4.3 Bylaws of Astoria Federal Savings and Loan Association, as amended effective May 18, 2005. (5)

    4.4 Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock. (6)

    4.5 Rights Agreement between Astoria Financial Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of July 17, 1996, as amended. (7)

    4.6 Amendment No. 1 to Rights Agreement, dated as of April 2, 1998 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C. (8)

    4.7 Amendment No. 2 to Rights Agreement, dated as of September 15, 1999 by and between Astoria Financial Corporation and ChaseMellon Shareholder Services L.L.C., as Rights Agent. (9)

    4.8       Form of Rights Certificate. (7)

    4.9 Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (10)

    4.10      Form of Certificate of Junior Subordinated Debenture. (10)

    4.11      Form of Certificate of Exchange Junior Subordinated Debenture.
              (10)

    4.12 Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (10)

Exhibit No.                        Identification of Exhibit
-----------   ------------------------------------------------------------------

   4.13 Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (10)

   4.14 Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (10)

   4.15 Form of Exchange Capital Security Certificate for Astoria Capital Trust I. (10)

   4.16 Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (10)

   4.17 Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (10)

   4.18       Form of Capital Security Certificate of Astoria Capital Trust I.
              (10)

   4.19 Indenture between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, dated as of October 16, 2002, relating to the Senior Notes due 2012. (11)

   4.20       Form of 5.75% Senior Note due 2012, Series B. (11)

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
              (4)

   10.6 Promissory Note of The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust dated January 1, 2000. (4)

Exhibit No.                        Identification of Exhibit
-----------   ------------------------------------------------------------------

   10.7 Pledge Agreement made as of January 1, 2000 by and between The Long Island Savings Bank FSB Employee Stock Ownership Plan Trust and Astoria Financial Corporation. (4)

              Exhibits 10.8 through 10.45 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

   10.8 Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors' Retirement Plan, as amended and restated effective January 1, 2005. (13)

   10.9 The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as amended. (14)

  10.10 Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

  10.11 Deferred Compensation Plan for Directors of Astoria Financial Corporation. (3)

  10.12 1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (*)

  10.13 1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (*)

  10.14 1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (*)

  10.15 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (*)

  10.16 2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (*)

  10.17 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (15)

  10.18 Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (14)

  10.19 Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (17)

  10.20 Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (18)

Exhibit No.                        Identification of Exhibit
-----------   ------------------------------------------------------------------

  10.21 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (18)

  10.22 Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (18)

  10.23 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (18)

  10.24 Employment Termination and Release Agreement by and among John J. Conefry, Jr., Astoria Federal Savings and Loan Association and Astoria Financial Corporation. (4)

  10.25 Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg dated as of January 1, 2000.
              (18)

  10.26 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000. (18)

  10.27 Astoria Financial Corporation Employment Agreement with Gary T. McCann, dated as of December 1, 2003. (3)

  10.28 Astoria Federal Savings and Loan Association Employment Agreement with Gary T. McCann, dated as of December 1, 2003. (3)

  10.29 Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman dated as of January 1, 2000. (18)

  10.30 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000. (18)

  10.31 Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston dated as of January 1, 2000. (18)

  10.32 Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000. (18)

  10.33 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (18)

  10.34 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano. (18)

Exhibit No.                        Identification of Exhibit
-----------   ------------------------------------------------------------------

  10.35 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Frank E. Fusco. (18)

  10.36 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (18)

  10.37 Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (18)

  10.38 Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (4)

  10.39 Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (*)

  10.40 Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (*)

  10.41 Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix. (*)

  10.42       Retirement Medical and Dental Benefit Policy for Senior Officers.
              (16)

  10.43 Form of Option Conversion Agreement by and between Astoria Financial Corporation and Former Officer or Director of Long Island Bancorp, Inc. dated September 30, 1998. (19)

  10.44       Option Conversion Certificates of Robert J. Conway and Leo J.
              Waters. (14)

  10.45 Trust Agreement, dated as of January 31, 1995 between Astoria Financial Corporation and State Street Bank and Trust Company. (3)

   12.1       Statement regarding computation of ratios. (*)

   21.1       Subsidiaries of Astoria Financial Corporation. (*)

   23.1       Consent of Independent Registered Public Accounting Firm. (*)

   31.1       Certifications of Chief Executive Officer. (*)

   31.2       Certifications of Chief Financial Officer. (*)

Exhibit No.                        Identification of Exhibit
-----------   ------------------------------------------------------------------

   32.1       Written Statement of Chief Executive Officer furnished pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

   32.2       Written Statement of Chief Financial Officer furnished pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. (*)

   99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006, which will be filed with the SEC within 120 days from December 31, 2005, is incorporated herein by reference.

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

(5) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 9, 2005 (File Number 001-11967).

(6) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K, dated February 9, 2005, filed with the Securities and Exchange Commission on February 10, 2005 (File Number 001-11967).

(7) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form 8-K/A dated July 17, 1996, filed with the Securities and Exchange Commission on July 23, 1996 (File Number 000-22228).

(8) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K/A, dated April 2, 1998, filed with the Securities and Exchange Commission on April 10, 1998 (File Number 000-22228), as amended by the First Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998 (File Number 000-22228) and the Second Amendment, incorporated by reference to the Registrant's Current Report on Form 8-K, dated July 10, 1998 (File Number 000-22228).

(9) Incorporated by reference to Astoria Financial Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999 (File Number 000-22228).

(10) Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on February 18, 2000 (File Number 333-30792).

(11) Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on December 6, 2002 (File Number 333-101694).

(12) Incorporated by reference to Form 424B3 Prospectus Supplement, filed with the Securities and Exchange Commission on February 1, 2000 (File Number 033-98532).

(13) Incorporated by reference to Astoria Financial Corporation's Current Report on Form 8-K, dated December 21, 2005, filed with the Securities and Exchange Commission on December 22, 2005 (File Number 001-11967).

(14) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(15) Incorporated by reference to Astoria Financial Corporation's Schedule 14A Definitive Proxy Statement filed on April 11, 2005 (File Number 001-11967).

(16) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998 (File Number 000-22228).

(17) Incorporated by reference to Astoria Financial Corporation's Schedule 14A Definitive Proxy Statement filed on April 16, 2004 (File Number 001-11967).

(18) Incorporated by reference to Astoria Financial Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 24, 2000 (File Number 000-22228).

(19) Incorporated by reference to Astoria Financial Corporation's Registration Statement on Form S-8, dated September 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998 (File Number 333-64895).