Form 10-Q
period 2006-03-31
ASTORIA FINANCIAL CORP
filed 2006-05-10
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission file number 001-11967

ASTORIA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-3170868

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

One Astoria Federal Plaza, Lake Success, New York	11042-1085

(Address of principal executive offices)	(Zip Code)

(516) 327-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2006

.01 Par Value	102,121,448

PART I -- FINANCIAL INFORMATION

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
	At	At
(In Thousands, Except Share Data)	March 31, 2006	December 31, 2005

ASSETS:
Cash and due from banks	$118,316	$169,234
Repurchase agreements	241,912	182,803
Available-for-sale securities:
Encumbered	1,493,219	1,598,320
Unencumbered	253,166	243,031

	1,746,385	1,841,351
Held-to-maturity securities, fair value of $4,339,590 and $4,627,013, respectively:
Encumbered	4,327,855	4,500,867
Unencumbered	153,011	230,086

	4,480,866	4,730,953
Federal Home Loan Bank of New York stock, at cost	143,341	145,247
Loans held-for-sale, net	22,779	23,651
Loans receivable:
Mortgage loans, net	14,094,510	13,879,804
Consumer and other loans, net	495,434	512,489

	14,589,944	14,392,293
Allowance for loan losses	(81,143)	(81,159)

Loans receivable, net	14,508,801	14,311,134
Mortgage servicing rights, net	16,468	16,502
Accrued interest receivable	76,007	80,318
Premises and equipment, net	150,348	151,494
Goodwill	185,151	185,151
Bank owned life insurance	378,145	382,613
Other assets	169,411	159,820

Total assets	$22,237,930	$22,380,271

LIABILITIES:
Deposits:
Savings	$2,438,090	$2,510,897
Money market	598,766	648,730
NOW and demand deposit	1,562,612	1,569,859
Liquid certificates of deposit	843,131	619,784
Certificates of deposit	7,546,339	7,461,185

Total deposits	12,988,938	12,810,455
Reverse repurchase agreements	5,480,000	5,780,000
Federal Home Loan Bank of New York advances	1,679,000	1,724,000
Other borrowings, net	435,475	433,526
Mortgage escrow funds	169,762	124,929
Accrued expenses and other liabilities	175,335	157,134

Total liabilities	20,928,510	21,030,044

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A (1,800,000 shares authorized and -0- shares issued and outstanding)	—	—
Series B (2,000,000 shares authorized and -0- shares issued and outstanding)	—	—
Common stock, $.01 par value; (200,000,000 shares authorized; 166,494,888 shares issued; and 102,872,427 and 104,967,280 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	829,661	824,102
Retained earnings	1,797,162	1,774,924
Treasury stock (63,622,461 and 61,527,608 shares, at cost, respectively)	(1,236,746)	(1,171,604)
Accumulated other comprehensive loss	(58,926)	(49,536)
Unallocated common stock held by ESOP (6,385,675 and 6,465,273 shares, respectively)	(23,396)	(23,688)
Deferred compensation	—	(5,636)

Total stockholders’ equity	1,309,420	1,350,227

Total liabilities and stockholders’ equity	$22,237,930	$22,380,271

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,

(In Thousands, Except Share Data)	2006	2005

Interest income:
Mortgage loans:
One-to-four family	$124,885	$111,582
Multi-family, commercial real estate and construction	62,259	58,196
Consumer and other loans	8,847	6,781
Mortgage-backed and other securities	71,895	93,922
Repurchase agreements	1,643	1,449
Federal Home Loan Bank of New York stock	1,689	1,173

Total interest income	271,218	273,103

Interest expense:
Deposits	82,705	64,960
Borrowings	76,967	82,930

Total interest expense	159,672	147,890

Net interest income	111,546	125,213
Provision for loan losses	—	—

Net interest income after provision for loan losses	111,546	125,213

Non-interest income:
Customer service fees	16,598	14,946
Other loan fees	810	1,164
Mortgage banking income, net	1,482	2,946
Income from bank owned life insurance	4,075	4,175
Other	(4,068)	1,511

Total non-interest income	18,897	24,742

Non-interest expense:
General and administrative:
Compensation and benefits	30,311	30,790
Occupancy, equipment and systems	16,808	16,025
Federal deposit insurance premiums	434	448
Advertising	1,927	3,905
Other	6,829	9,344

Total non-interest expense	56,309	60,512

Income before income tax expense	74,134	89,443
Income tax expense	25,200	29,964

Net income	$48,934	$59,479

Basic earnings per common share	$0.50	$0.58

Diluted earnings per common share	$0.49	$0.57

Dividends per common share	$0.24	$0.20

Basic weighted average common shares	97,306,058	103,160,491
Diluted weighted average common and common equivalent shares	99,899,188	104,957,469

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2006

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Deferred Compensation

Balance at December 31, 2005	$1,350,227	$1,665	$824,102	$1,774,924	$(1,171,604)	$(49,536)	$(23,688)	$(5,636)

Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	(1,890)	(3,746)	—	—	5,636

Comprehensive income:
Net income	48,934	—	—	48,934	—	—	—	—
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	(9,438)	—	—	—	—	(9,438)	—	—
Reclassification of loss on cash flow hedge	48	—	—	—	—	48	—	—

Comprehensive income	39,544

Common stock repurchased (2,480,000 shares)	(72,584)	—	—	—	(72,584)	—	—	—

Dividends on common stock ($0.24 per share)	(23,376)	—	—	(23,376)	—	—	—	—

Exercise of stock options and related tax benefit (581,975 shares issued)	12,065	—	2,307	(1,430)	11,188	—	—	—

Amortization relating to stock-based compensation and allocation of ESOP stock	3,544	—	3,252	—	—	—	292	—

Balance at March 31, 2006	$1,309,420	$1,665	$829,661	$1,797,162	$(1,236,746)	$(58,926)	$(23,396)	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,

(In Thousands)	2006	2005

Cash flows from operating activities:
Net income	$48,934	$59,479
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	2,787	4,344
Net amortization on consumer and other loans, other securities and borrowings	1,091	1,088
Net provision for real estate losses	22	56
Depreciation and amortization	3,542	3,456
Net gain on sales of loans	(586)	(694)
Originations of loans held-for-sale	(52,597)	(76,417)
Proceeds from sales and principal repayments of loans held-for-sale	54,055	68,364
Amortization relating to stock-based compensation and allocation of ESOP stock	3,544	2,762
Decrease (increase) in accrued interest receivable	4,311	(1,147)
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	34	(1,736)
Insurance proceeds received, net of income from bank owned life insurance	4,468	(4,175)
Increase in other assets	(2,947)	(531)
Increase in accrued expenses and other liabilities	19,963	34,206

Net cash provided by operating activities	86,621	89,055

Cash flows from investing activities:
Originations of loans receivable	(666,746)	(722,408)
Loan purchases through third parties	(106,138)	(285,463)
Principal payments on loans receivable	571,049	705,523
Purchases of securities held-to-maturity	—	(177,599)
Purchases of securities available-for-sale	—	(25)
Principal payments on securities held-to-maturity	250,398	399,717
Principal payments on securities available-for-sale	78,916	128,449
Net redemptions of FHLB-NY stock	1,906	39,400
Proceeds from sales of real estate owned, net	160	519
Purchases of premises and equipment, net of proceeds from sales	(2,396)	(1,751)

Net cash provided by investing activities	127,149	86,362

Cash flows from financing activities:
Net increase in deposits	178,483	246,112
Net decrease in borrowings with original terms of three months or less	(241,000)	(490,000)
Proceeds from borrowings with original terms greater than three months	200,000	300,000
Repayments of borrowings with original terms greater than three months	(304,000)	(300,000)
Net increase in mortgage escrow funds	44,833	46,903
Common stock repurchased	(72,584)	(28,344)
Cash dividends paid to stockholders	(23,376)	(20,624)
Cash received for stock options exercised	9,758	3,759
Excess tax benefits from share-based payment arrangements	2,307	—

Net cash used in financing activities	(205,579)	(242,194)

Net increase (decrease) in cash and cash equivalents	8,191	(66,777)
Cash and cash equivalents at beginning of period	352,037	406,387

Cash and cash equivalents at end of period	$360,228	$339,610

Supplemental disclosures:
Cash paid during the period:
Interest	$153,145	$147,283

Income taxes	$3,757	$913

Additions to real estate owned	$317	$106

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal, and AF Insurance Agency, Inc. As used in this quarterly report, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities. See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2005 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2006 and December 31, 2005, our results of operations for the three months ended March 31, 2006 and 2005, changes in our stockholders’ equity for the three months ended March 31, 2006 and our cash flows for the three months ended March 31, 2006 and 2005. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2006 and December 31, 2005, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2005 audited consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended March 31,

	2006		2005

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS (2)

Net income	$48,934	$48,934	$59,479	$59,479

Total weighted average basic common shares outstanding	97,306	97,306	103,160	103,160
Effect of dilutive securities:
Options	—	2,582	—	1,797
Restricted stock	—	11	—	—

Total weighted average basic and diluted common shares outstanding	97,306	99,899	103,160	104,957

Net earnings per common share	$0.50	$0.49	$0.58	$0.57

(1)

Options to purchase 1,278,100 shares of common stock at prices between $29.02 per share and $29.79 per share were outstanding as of March 31, 2006, but were not included in the computation of diluted EPS because the options were anti-dilutive for the three months ended March 31, 2006.

(2)

Options to purchase 2,008,800 shares of common stock at prices between $26.23 per share and $26.63 per share were outstanding as of March 31, 2005, but were not included in the computation of diluted EPS because the options were anti-dilutive for the three months ended March 31, 2005.

3. Stock Incentive Plans

Effective January 1, 2006, we adopted revised Statement of Financial Accounting Standards, or SFAS, No. 123, “Share-Based Payment,” or SFAS No. 123(R), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, beginning January 1, 2006, we recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures.

Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock incentive plans. Accordingly, no stock-based compensation cost was reflected in net income for stock option grants, as all options granted under our stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we recognized stock-based compensation cost during the 2005 fourth quarter related to restricted stock grants and the acceleration of vesting of certain stock option grants. The purpose of the acceleration of vesting of certain stock option grants was to eliminate compensation expense associated with these options in future periods upon our adoption of SFAS No. 123(R). The accelerated vesting eliminated pre-tax compensation expense of approximately $10.4 million, which would have been recognized in future periods, including approximately $1.7 million for the three months ended March 31, 2006, or approximately $6.7 million for the year ending December 31, 2006. See Note 16 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2005 Annual Report on Form 10-K for a further discussion of the acceleration of vesting of certain stock option grants.

Our adoption of SFAS No. 123(R) reduced net income for the three months ended March 31, 2006 by $432,000, net of taxes of $314,000, as a result of compensation expense recognized for our December 2005 option grants to employees and our January 2006 option grants to directors. Additional compensation expense to be recognized with respect to our December 2005 option grants will further reduce our net income over the remainder of 2006 by approximately $812,000. Additional equity grants that may be made in 2006 will also result in compensation expense.

Stock-based compensation expense recognized for the three months ended March 31, 2006 totaled $695,000, net of taxes of $504,000. The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the three months ended March 31, 2005.

(In Thousands, Except Per Share Data)	For the Three Months Ended March 31, 2005

Net income:
As reported	$59,479
Add: Total stock-based compensation expense included in net income as reported	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax benefit of $1,087	1,850

Pro forma	$57,629

Basic earnings per common share:
As reported	$0.58

Pro forma	$0.56

Diluted earnings per common share:
As reported	$0.57

Pro forma	$0.55

The following disclosures, which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 123(R) in the first quarter of 2006.

In 2005, we adopted the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Incentive Plan. In 1999, we adopted the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors’ Option Plan. As a result of the adoption of these plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for option, restricted stock and/or stock appreciation right grants was 5,250,000 under the 2005 Employee Stock Incentive Plan. The number of shares reserved for option grants was 525,000 under the 1999 Directors’ Option Plan. At March 31, 2006, remaining shares available for issuance of future grants totaled 3,829,072 under the 2005 Employee Stock Incentive Plan and 69,000 under the 1999 Directors’ Option Plan.

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

Prior to our adoption of SFAS No. 123(R), we “recognized” compensation cost for purposes of the pro forma disclosures required by SFAS No. 123 over the vesting period regardless of whether or not an employee was retirement-eligible. As a result of our adoption of SFAS No. 123(R), the fair value of future awards of equity instruments to retirement-eligible employees will be recognized as compensation cost on the grant date, as the vesting conditions are considered non-substantive because upon retirement, the award vests immediately regardless of the award’s stated vesting period. During the three months ended March 31, 2006, we recognized $271,000 of stock-based compensation cost related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of SFAS 123(R). At March 31, 2006, compensation cost of $3.1 million will be recognized over the remaining stated vesting period for such awards granted to retirement-eligible employees.

In December 2005, 196,828 shares of restricted stock were granted to select officers with a fair value of $29.02 per share on the grant date. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. We recognized pre-tax compensation expense of $454,000 during the three months ended March 31, 2006 related to restricted stock grants. There was no other restricted stock activity for the three months ended March 31, 2006 and 2005.

Option activity in our stock incentive plans for the three months ended March 31, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2006	11,128,700	$20.50
Granted	54,000	29.79
Exercised	(581,975)	(16.77)

Outstanding at March 31, 2006	10,600,725	20.75

Options exercisable at March 31, 2006	9,376,625	19.67

At March 31, 2006, there were 10,600,725 options outstanding, with a weighted average exercise price of $20.75 per share, a weighted average remaining contractual term of approximately 6.3 years and an aggregate intrinsic value of approximately $108.3 million. Of the total options outstanding, 9,376,625 options were exercisable, with a weighted average exercise price of $19.67 per share, a weighted average remaining contractual term of approximately 6.2 years and an aggregate intrinsic value of approximately $105.9 million. At March 31, 2006, compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $10.5 million and will be recognized over a weighted average period of approximately 2.8 years.

During the three months ended March 31, 2006, 581,975 options were exercised with a total intrinsic value of $7.3 million. During the three months ended March 31, 2005, 271,296 options were exercised with a total intrinsic value of $3.1 million. Shares issued upon the exercise of stock options are issued from treasury stock. We have an adequate number of treasury shares available for future stock option exercises.

During the three months ended March 31, 2006, 54,000 options were granted to outside directors with a grant date fair value of $5.16 per share and 60,000 options were granted to outside directors with a grant date fair value of $5.36 per share during the three months ended March 31, 2005. The per share fair value of option grants was estimated on the grant dates using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended March 31,

	2006		2005

Expected dividend yield	3.22%		2.54%
Expected stock price volatility	20.94		24.66
Risk-free interest rate based upon equivalent-term U.S. Treasury rates	4.17		3.66
Expected option term	5.00	years	5.00	years

The per share fair value of option grants was calculated using the above assumptions, based on our analyses of our historical experience and our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

4. Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits

	For the Three Months Ended March 31,		For the Three Months Ended March 31,

(In Thousands)	2006	2005	2006	2005

Service cost	$974	$897	$150	$137
Interest cost	2,574	2,512	283	261
Expected return on plan assets	(3,041)	(2,994)	—	—
Amortization of prior service cost	92	40	42	10
Recognized net actuarial loss	845	695	—	—

Net periodic cost	$1,444	$1,150	$475	$408

5. Goodwill Litigation

We are a party to two actions pending in the U.S. Court of Federal Claims against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

The trial in one of the actions, which is entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, commenced on January 18, 2005 and concluded on July 7, 2005. We asked the Court to award damages totaling $594.0 million from the U.S. government for breach of contract in connection with a 1983 Assistance Agreement between the Long Island Savings Bank, FSB, which was acquired by us in 1998, and the Federal Savings and Loan Insurance Corporation. The Court rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government in this action. On December 14, 2005, the United States filed an appeal of such decision. The appeal remains pending before the United States Court of Appeals for the Federal Circuit. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. No portion of the $435.8 million award has been recognized in our consolidated financial statements. Legal expense has been recognized as it was incurred.

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

6. Impact of Accounting Standards and Interpretations

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value measurement method for subsequent measurements. Additionally, at the initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided that the securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. We intend to apply the amortization method for measurements of our mortgage servicing rights, or MSR, and do not expect our adoption of SFAS No. 156 to have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect our adoption of SFAS No. 155 to have a material impact on our financial condition or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins or affect the value of our investments;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines may cause our financial condition to be perceived differently;

•

general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate; or

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Executive Summary

The following overview should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in its entirety.

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

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through increased dividends and stock repurchases. We have been successful in achieving this goal over the past several years and that trend has continued into 2006.

During the three months ended March 31, 2006, the national and local real estate markets remained strong and continued to support new and existing home sales. The Federal Open Market Committee, or FOMC, continued its policy of monetary tightening with its fifteenth consecutive Federal Funds rate increase. This policy has resulted in a significant flattening of the U.S. Treasury yield curve which continued throughout the first quarter of 2006, albeit at a slightly higher level than previously.

As a result of the U.S. Treasury yield curve environment that prevailed during 2005 and has continued in 2006, we pursued a strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Our total loan portfolio increased during the three months ended March 31, 2006. This increase was a result of our mortgage loan origination and purchase volume outpacing the levels of repayments during the first three months of 2006.

Total deposits increased during the three months ended March 31, 2006. This increase was primarily attributable to our Liquid certificates of deposit, or Liquid CDs, and our certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. Certificates of deposit and Liquid CDs increased as a result of the continued success of our marketing campaigns which have focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities and borrowings portfolios decreased from December 31, 2005, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flat U.S. Treasury yield curve.

Net income for the three months ended March 31, 2006 decreased compared to the three months ended March 31, 2005. The decrease in net income was primarily due to decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The decrease in net interest income was the result of an increase in interest expense, coupled with a slight decrease in interest income. The increase in interest expense is primarily due to the impact of the increase in short- and medium-term interest rates on our borrowings and certificates of deposit and increases in the average balances of our certificates of deposit and Liquid CDs, partially offset by a decrease in the average balance of borrowings. The decrease in non-interest income is primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in March 2006. The decrease in non-interest expense is primarily due to decreases in other expense and advertising expense.

The net interest margin and the net interest rate spread decreased for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. These decreases were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets.

We expect the operating environment to remain challenging throughout 2006 as rising interest rates, coupled with a flat to inverted yield curve, exert further pressure on the net interest margin. As a result, we expect to continue our strategy of shrinking the balance sheet through reductions in the securities and borrowings portfolios through normal cash flow, while we emphasize deposit and loan growth, all of which should continue to improve both the quality of the balance sheet and earnings. Additionally, we expect modest net interest margin compression to continue throughout 2006 with the net interest margin declining to an average of slightly below 2.00% for the full year. As we continue to reduce the size of the balance sheet, we will continue to focus on the repurchase of our stock as a very desirable use of capital. This strategy should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

Available Information

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our investor relations website at http://ir.astoriafederal.com. The above reports are available on our website immediately after they are electronically filed with or furnished to the SEC. Such reports are also available on the SEC’s website at www.sec.gov.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2005 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and stock-based compensation and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2005 Annual Report on Form 10-K.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the risks inherent in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established in connection with individual loan reviews and the asset classification process, including the procedures for impairment recognition under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114.” Such evaluation, which includes a review of loans on which full collectibility is not reasonably assured, considers the estimated fair value of the underlying collateral, if any, current and anticipated economic and regulatory conditions, current and historical loss experience of similar loans and other factors that determine risk exposure to arrive at an adequate loan loss allowance.

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

The primary considerations in establishing specific valuation allowances are the appraised value of a loan’s underlying collateral and the loan’s payment history. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values and the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our specific reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining specific valuation allowances.

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

Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Our evaluations of general valuation allowances are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. Therefore, we annually review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances. In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

Our loss experience in 2006 has been consistent with our experience over the past several years. Our 2006 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that changes in our allowance coverage percentages were required. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2005 Annual Report on Form 10-K.

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

At March 31, 2006, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.05%, a weighted average constant prepayment rate on mortgages of 14.96% and a weighted average life of 5.0 years. At December 31, 2005, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.07%, a weighted average constant prepayment rate on mortgages of 15.84% and a weighted average life of 4.7 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at March 31, 2006, the estimated fair value of our MSR would have been $3.1 million greater. Assuming a decrease in interest rates of 100 basis points at March 31, 2006, the estimated fair value of our MSR would have been $5.1 million lower.

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, in accordance with SFAS No. 123(R), for all awards granted, modified, repurchased or cancelled after January 1, 2006 and for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the impact of our adoption of SFAS No. 123(R).

We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are based on our analysis of our historical option exercise experience and our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At March 31, 2006, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

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

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at March 31, 2006, are based on published or securities dealers’ market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At March 31, 2006, we had 234 securities with an estimated fair value totaling $5.97 billion which had an unrealized loss totaling $243.1 million. Of the securities in an unrealized loss position at March 31, 2006, $4.20 billion, with an unrealized loss of $205.7 million, have been in a continuous unrealized loss position for more than twelve months. At March 31, 2006, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be maturity. There were no other-than-temporary impairment write-downs during the three months ended March 31, 2006.

In November 2005, the FASB issued Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP No. 115-1, which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 was effective for reporting periods beginning after December 15, 2005. Our application of FSP No. 115-1 effective January 1, 2006 did not have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $900.4 million for the three months ended March 31, 2006 and $1.23 billion for the three months ended March 31, 2005. The decrease in loan and securities repayments was primarily the result of the lower levels of mortgage loan refinance activity we experienced during the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $86.6 million during the three months ended March 31, 2006 and $89.1 million during the three months ended March 31, 2005. Deposits increased $178.5 million during the three months ended March 31, 2006 and $246.1 million during the three months ended March 31, 2005. The net increases in deposits for the three months ended March 31, 2006 and 2005 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings, quality service and marketing campaigns. As previously discussed, the net increases in deposits for the three months ended March 31, 2006 and 2005 are primarily attributable to increases in certificates of deposit and Liquid CDs as a result of the success of our marketing campaigns which have focused on attracting these types of deposits. During the three months ended March 31, 2006, certificates of deposit that were issued or repriced with a term of twelve months or longer totaled $564.7 million and had a weighted average rate of 4.58% and a weighted average maturity at inception of eighteen months.

Net borrowings decreased $343.1 million during the three months ended March 31, 2006 and $488.4 million during the three months ended March 31, 2005. The decreases in net borrowings during the three months ended March 31, 2006 and 2005 reflect our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the continued flat U.S. Treasury yield curve.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the three months ended March 31, 2006 totaled $750.4 million, of which $645.3 million were originations and $105.1 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2005 totaling $1.01 billion, of which $726.7 million were originations and $282.9 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $51.7 million during the three months ended March 31, 2006 and $75.3 million during the three months ended March 31, 2005. Consistent with our strategy of reducing our securities and borrowing portfolios in the continued flat yield curve environment, we did not purchase any securities during the three months ended March 31, 2006.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $360.2 million at March 31, 2006 and $352.0 million at December 31, 2005. Borrowings maturing over the next twelve months total $2.20 billion with a weighted average rate of 3.34%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $5.25 billion in certificates of deposit and Liquid CDs with a weighted average rate of 3.82% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at March 31, 2006:

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate

Contractual Maturity:
Within twelve months	$2,199	(1)	3.34%	$5,249	3.82%
Thirteen to twenty-four months	1,720	(2)	3.32	1,816	4.09
Twenty-five to thirty-six months	2,500	(3)	4.92	851	4.22
Thirty-seven to forty-eight months	300		4.75	298	4.14
Forty-nine to sixty months	—		—	149	4.38
Over five years	879	(4)	5.19	26	4.24

Total	$7,598		4.13%	$8,389	3.94%

(1)	Includes $579.0 million of overnight and other short-term borrowings with a weighted average rate of 4.91%.
(2)	Includes $300.0 million of borrowings, with a weighted average rate of 5.18%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(3)	Includes $1.88 billion of borrowings, with a weighted average rate of 5.29%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(4)

Includes $200.0 million of borrowings, with a weighted average rate of 3.79%, which are callable by the counterparty within the next twelve months and at various times thereafter, and $300.0 million of borrowings, with a weighted average rate of 3.70%, which are callable by the counterparty within thirteen to twenty-four months and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities through our subsidiary, Astoria Capital Trust I, and senior debt. Holding company debt obligations are included in other borrowings. Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market demand, interest rates, our capital levels, Astoria Federal’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $1.6 million during the three months ended March 31, 2006. Our payment of dividends and repurchases of our common stock totaled $96.0 million during the three months ended March 31, 2006. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the three months ended March 31, 2006, Astoria Federal paid dividends to Astoria Financial Corporation totaling $150.0 million.

On March 1, 2006, we paid a quarterly cash dividend of $0.24 per share on shares of our common stock outstanding as of the close of business on February 15, 2006 totaling $23.4 million. On April 19, 2006, we declared a quarterly cash dividend of $0.24 per share on shares of our common stock payable on June 1, 2006 to stockholders of record as of the close of business on May 15, 2006.

During the quarter ended March 31, 2006, we completed our tenth stock repurchase plan, which was approved by our Board of Directors on May 19, 2004 and authorized the purchase, at management’s discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On

December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of the tenth stock repurchase plan on January 10, 2006. Under these plans, during the three months ended March 31, 2006, we repurchased 2,480,000 shares of our common stock, at an aggregate cost of $72.6 million, of which 2,217,700 shares were acquired pursuant to our eleventh stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At March 31, 2006, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.19%, leverage capital ratio of 6.19% and total risk-based capital ratio of 11.75%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of March 31, 2006, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $59.2 million at March 31, 2006. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2005.

The following table details our contractual obligations at March 31, 2006.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$7,018,866	$1,620,000	$4,220,000	$300,000	$878,866
Commitments to originate and purchase loans (1)	445,017	445,017	—	—	—
Commitments to fund unused lines of credit (2)	440,415	440,415	—	—	—

Total	$7,904,298	$2,505,432	$4,220,000	$300,000	$878,866

(1)	Includes $45.8 million of commitments to originate loans held-for-sale.
(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of March 31, 2006 have not changed significantly from December 31, 2005.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2005 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2006		At December 31, 2005

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$9,846,475	67.92%	$9,757,920	68.24%
Multi-family	2,910,438	20.08	2,826,807	19.77
Commercial real estate	1,104,193	7.62	1,075,914	7.52
Construction	148,932	1.03	137,012	0.96

Total mortgage loans	14,010,038	96.65	13,797,653	96.49

Consumer and other loans (gross):
Home equity	444,455	3.07	460,064	3.22
Commercial	24,954	0.17	24,644	0.17
Other	16,349	0.11	17,796	0.12

Total consumer and other loans	485,758	3.35	502,504	3.51

Total loans (gross)	14,495,796	100.00%	14,300,157	100.00%

Net unamortized premiums and deferred loan costs	94,148		92,136

Total loans	14,589,944		14,392,293

Allowance for loan losses	(81,143)		(81,159)

Total loans, net	$14,508,801		$14,311,134

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2006		At December 31, 2005

(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE (2) issuance	$1,576,493	$1,480,383	$1,645,961	$1,567,312
Non-GSE issuance	59,078	54,805	61,735	57,938
GSE pass-through certificates	85,900	87,417	91,211	93,124

Total mortgage-backed securities	1,721,471	1,622,605	1,798,907	1,718,374

Other securities:
FNMA and FHLMC preferred stock	123,495	122,550	123,495	120,495
Other securities	1,252	1,230	2,503	2,482

Total other securities	124,747	123,780	125,998	122,977

Total securities available-for-sale	$1,846,218	$1,746,385	$1,924,905	$1,841,351

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$4,121,178	$3,994,630	$4,346,631	$4,250,726
Non-GSE issuance	334,843	320,000	354,395	346,099
GSE pass-through certificates	5,101	5,227	5,737	5,926

Total mortgage-backed securities	4,461,122	4,319,857	4,706,763	4,602,751
Obligations of states and political sub-divisions and corporate debt securities	19,744	19,733	24,190	24,262

Total securities held-to-maturity	$4,480,866	$4,339,590	$4,730,953	$4,627,013

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations
(2)	Government-sponsored enterprise

Comparison of Financial Condition as of March 31, 2006 and December 31, 2005 and Operating Results for the Three Months Ended March 31, 2006 and 2005

Financial Condition

Total assets decreased $142.3 million to $22.24 billion at March 31, 2006, from $22.38 billion at December 31, 2005, consistent with our strategy of balance sheet reduction in the current flat yield curve environment. The decrease in total assets primarily reflects a decrease in securities, partially offset by an increase in loans receivable.

Mortgage loans, net, increased $214.7 million to $14.09 billion at March 31, 2006, from $13.88 billion at December 31, 2005. This increase was due to increases in each of our mortgage loan portfolios. Gross mortgage loans originated and purchased during the three months ended March 31, 2006 totaled $750.4 million, of which $645.3 million were originations and $105.1 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2005 totaling $1.01 billion, of which $726.7 million were originations and $282.9 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $51.7 million during the three months ended March 31, 2006 and $75.3 million during the three months ended March 31, 2005. Mortgage loan repayments decreased to $498.1 million for the three months ended March 31, 2006, from $638.4 million for the three months ended March 31, 2005, which reflects the lower levels of refinance activity.

Our mortgage loan portfolio, as well as our originations and purchases, continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $88.6 million to $9.85 billion at March 31, 2006, from $9.76 billion at December 31, 2005, and represented 67.9% of our total loan portfolio at March 31, 2006. The lower levels of loan prepayments and continued purchase mortgage market activity resulted in continued one-to-four family mortgage loan portfolio growth.

Our multi-family mortgage loan portfolio increased $83.6 million to $2.91 billion at March 31, 2006, from $2.83 billion at December 31, 2005. Our commercial real estate loan portfolio increased $28.3 million to $1.10 billion at March 31, 2006, from $1.08 billion at December 31, 2005. These increases were the result of continued strong origination volume, coupled with reduced prepayment activity. Multi-family and commercial real estate loan originations totaled $217.4 million for the three months ended March 31, 2006 and $256.6 million for the three months ended March 31, 2005. The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Securities decreased $345.1 million to $6.23 billion at March 31, 2006, from $6.57 billion at December 31, 2005. This decrease was primarily the result of principal payments received of $329.3 million, which reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment, coupled with a net decrease of $16.3 million in the fair value of our securities available-for-sale. Our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $6.08 billion at March 31, 2006 and had a weighted average current coupon of 4.30%, a weighted average collateral coupon of 5.74% and a weighted average life of 3.9 years.

Deposits increased $178.5 million to $12.99 billion at March 31, 2006, from $12.81 billion at December 31, 2005, primarily due to increases in Liquid CDs and certificates of deposit, partially offset by decreases in savings, money market and NOW and demand deposit accounts.

Liquid CDs increased $223.3 million to $843.1 million at March 31, 2006, from $619.8 million at December 31, 2005. Certificates of deposit increased $85.2 million to $7.55 billion at March 31, 2006, from $7.46 billion at December 31, 2005. Our Liquid CDs and certificates of deposit increased primarily as a result of the continued success of our marketing campaigns previously discussed. We continue to experience intense competition for deposits. Savings accounts decreased $72.8 million since December 31, 2005 to $2.44 billion at March 31, 2006. Money market accounts decreased $50.0 million since December 31, 2005 to $598.8 million at March 31, 2006. NOW and demand deposit accounts decreased slightly since December 31, 2005 to $1.56 billion at March 31, 2006.

Total borrowings, net, decreased $343.1 million to $7.59 billion at March 31, 2006, from $7.94 billion at December 31, 2005, primarily due to a decrease in reverse repurchase agreements. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity decreased to $1.31 billion at March 31, 2006, from $1.35 billion at December 31, 2005. The decrease in stockholders’ equity was the result of common stock repurchased of $72.6 million, dividends declared of $23.4 million and an increase in accumulated other comprehensive loss, net of tax, of $9.4 million, which was primarily due to the net decrease in the fair value of our securities available-for-sale. These decreases were partially offset by net income of $48.9 million, the effect of stock options exercised and related tax benefit of $12.1 million and amortization relating to stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $3.5 million.

Results of Operations

General

Net income for the three months ended March 31, 2006 decreased $10.6 million to $48.9 million, from $59.5 million for the three months ended March 31, 2005. Diluted earnings per common share totaled $0.49 per share for the three months ended March 31, 2006 and $0.57 per share for the three months ended March 31, 2005. Return on average assets decreased to 0.88% for the three months ended March 31, 2006, from 1.02% for the three months ended March 31, 2005. Return on average stockholders’ equity decreased to 14.77% for the three months ended March 31, 2006, from 17.42% for the three months ended March 31, 2005. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 17.17% for the three months ended March 31, 2006, from 20.15% for the three months ended March 31, 2005. The decreases in these returns were primarily due to the decrease in net income. As previously discussed, we recognized a $5.5 million pre-tax ($3.6 million after tax) charge in March 2006 for the termination of our interest rate swap agreements. See “Non-Interest Income” for further discussion.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income is significantly impacted by changes in interest rates and market yield curves and their related impact on cash flows. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion of the potential impact of changes in interest rates on our results of operations.

For the three months ended March 31, 2006, net interest income decreased $13.7 million to $111.5 million, from $125.2 million for the three months ended March 31, 2005. The decrease in net interest income for the three months ended March 31, 2006 was the result of an increase in interest expense, coupled with a slight decrease in interest income. The increase in interest expense was primarily due to the impact of the increase in short- and medium-term interest rates on our borrowings and certificates of deposit and increases in the average balances of our certificates of deposit and Liquid CDs, partially offset by a decrease in the average balance of borrowings. The decrease in interest income was primarily due to a decrease in the average balance of mortgage-backed and other securities, partially offset by an increase in the average balance of mortgage loans.

The average balance of net interest-earning assets increased $18.2 million to $667.8 million for the three months ended March 31, 2006, from $649.6 million for the three months ended March 31, 2005. This increase was primarily due to a decrease in the average balance of borrowings and an increase in the average balance of mortgage loans, substantially offset by a decrease in the average balance of mortgage-backed and other securities and an increase in the average balance of deposits.

The net interest margin decreased to 2.10% for the three months ended March 31, 2006, from 2.24% for the three months ended March 31, 2005. The net interest rate spread decreased to 2.01% for the three months ended March 31, 2006, from 2.16% for the three months ended March 31, 2005. The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term borrowings reprice frequently, reflecting increases in interest rates more rapidly than our mortgage loans and securities which have longer repricing intervals and terms.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2006 and 2005. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended March 31,

	2006				2005

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$9,890,392		$124,885	5.05%	$9,270,153		$111,582	4.81%
Multi-family, commercial real estate and construction	4,091,568		62,259	6.09	3,680,918		58,196	6.32
Consumer and other loans (1)	506,184		8,847	6.99	522,515		6,781	5.19

Total loans	14,488,144		195,991	5.41	13,473,586		176,559	5.24

Mortgage-backed and other securities (2)	6,428,383		71,895	4.47	8,524,571		93,922	4.41
Repurchase agreements	150,950		1,643	4.35	243,598		1,449	2.38
FHLB-NY stock	138,804		1,689	4.87	142,347		1,173	3.30

Total interest-earning assets	21,206,281		271,218	5.12	22,384,102		273,103	4.88

Goodwill	185,151				185,151
Other non-interest-earning assets	807,781				863,209

Total assets	$22,199,213				$23,432,462

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,468,120		2,450	0.40	$2,870,120		2,842	0.40
Money market	620,969		1,473	0.95	915,147		1,922	0.84
NOW and demand deposit	1,516,024		220	0.06	1,560,087		230	0.06
Liquid CDs	729,669		7,055	3.87	176,275		1,073	2.43

Total core deposits	5,334,782		11,198	0.84	5,521,629		6,067	0.44
Certificates of deposit	7,550,703		71,507	3.79	6,933,248		58,893	3.40

Total deposits	12,885,485		82,705	2.57	12,454,877		64,960	2.09
Borrowings	7,653,012		76,967	4.02	9,279,580		82,930	3.57

Total interest-bearing liabilities	20,538,497		159,672	3.11	21,734,457		147,890	2.72

Non-interest-bearing liabilities	335,757				331,872

Total liabilities	20,874,254				22,066,329
Stockholders’ equity	1,324,959				1,366,133

Total liabilities and stockholders’equity	$22,199,213				$23,432,462

Net interest income/net interest rate spread (3)			$111,546	2.01%			$125,213	2.16%

Net interest-earning assets/net interest margin (4)	$667,784			2.10%	$649,645			2.24%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2006 Compared to
	Three Months Ended March 31, 2005

	Increase (Decrease)

(In Thousands)	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$7,620	$5,683	$13,303
Multi-family, commercial real estate and construction	6,256	(2,193)	4,063
Consumer and other loans	(218)	2,284	2,066
Mortgage-backed and other securities	(23,296)	1,269	(22,027)
Repurchase agreements	(694)	888	194
FHLB-NY stock	(30)	546	516

Total	(10,362)	8,477	(1,885)

Interest-bearing liabilities:
Savings	(392)	—	(392)
Money market	(677)	228	(449)
NOW and demand deposit	(10)	—	(10)
Liquid CDs	5,032	950	5,982
Certificates of deposit	5,513	7,101	12,614
Borrowings	(15,614)	9,651	(5,963)

Total	(6,148)	17,930	11,782

Net change in net interest income	$(4,214)	$(9,453)	$(13,667)

Interest Income

Interest income for the three months ended March 31, 2006 decreased $1.9 million to $271.2 million, from $273.1 million for the three months ended March 31, 2005. This decrease was primarily the result of a decrease of $1.17 billion in the average balance of interest-earning assets to $21.21 billion, from $22.38 billion for the three months ended March 31, 2005, partially offset by an increase in the average yield on interest-earning assets to 5.12% for the three months ended March 31, 2006, from 4.88% for the three months ended March 31, 2005. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed and other securities, partially offset by an increase in the average balance of mortgage loans. The increase in the average yield on interest-earning assets was primarily the result of rising interest rates.

Interest income on one-to-four family mortgage loans increased $13.3 million to $124.9 million for the three months ended March 31, 2006, from $111.6 million for the three months ended March 31, 2005, which was primarily the result of an increase of $620.2 million in the average balance of such loans, coupled with an increase in the average yield to 5.05% for the three months ended March 31, 2006, from 4.81% for the three months ended March 31, 2005. The increase in the average balance of one-to-four family mortgage loans is the result of the strong levels of originations and purchases which have outpaced the levels of repayments over the past year. The increase in the average yield on one-to-four family mortgage loans is primarily due to the impact of the rising interest rate environment on our adjustable rate mortgage loans, coupled with a decrease in net premium amortization. Net premium amortization on one-to-four family mortgage loans decreased $1.2 million to $3.2 million for the three months ended March 31, 2006, from $4.4 million for the three months ended March 31, 2005, primarily due to lower repayment levels.

Interest income on multi-family, commercial real estate and construction loans increased $4.1 million to $62.3 million for the three months ended March 31, 2006, from $58.2 million for the three months ended March 31, 2005, which was primarily the result of an increase of $410.7 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.09% for the three months ended March 31, 2006, from 6.32% for the three months ended March 31, 2005. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the continued strong levels of originations, which have outpaced the levels of repayments. Repayment activity within this portfolio is generally not as significant as in our one-to-four family mortgage loan portfolio due, in part, to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans is primarily due to a decrease of $1.8 million in prepayment penalties to $1.9 million for the three months ended March 31, 2006, compared to $3.7 million for the three months ended March 31, 2005.

Interest income on consumer and other loans increased $2.0 million to $8.8 million for the three months ended March 31, 2006, from $6.8 million for the three months ended March 31, 2005, primarily due to an increase in the average yield to 6.99% for the three months ended March 31, 2006, from 5.19% for the three months ended March 31, 2005, slightly offset by a decrease of $16.3 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 200 basis points during 2005 and 50 basis points during the three months ended March 31, 2006. Home equity lines of credit represented 91.5% of this portfolio at March 31, 2006.

Interest income on mortgage-backed and other securities decreased $22.0 million to $71.9 million for the three months ended March 31, 2006, from $93.9 million for the three months ended March 31, 2005. This decrease was primarily the result of a decrease of $2.10 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.47% for the three months ended March 31, 2006, from 4.41% for the three months ended March 31, 2005. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

Interest Expense

Interest expense for the three months ended March 31, 2006 increased $11.8 million to $159.7 million, from $147.9 million for the three months ended March 31, 2005. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.11% for the three months ended March 31, 2006, from 2.72% for the three months ended March 31, 2005, partially offset by a $1.19 billion decrease in the average balance of interest-bearing liabilities to $20.54 billion for the three months ended March 31, 2006, from $21.73 billion for the three months ended March 31, 2005. The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of the increase in short- and medium-term interest rates over the past year on our short-term borrowings and certificates of deposit, coupled with the impact of the increases in the average balances of certificates of deposit and Liquid CDs, which have a higher average cost than our other deposit products.

Interest expense on deposits increased $17.7 million to $82.7 million for the three months ended March 31, 2006, from $65.0 million for the three months ended March 31, 2005, primarily due to an increase of $430.6 million in the average balance of total deposits, coupled with an increase in the average cost of total deposits to 2.57% for the three months ended March 31, 2006, from 2.09% for the three months ended March 31, 2005. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit and Liquid CDs, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued intense competition for these types of deposits. The increase in the average cost of total deposits was primarily due to the impact of the increase in short- and medium-term interest rates on our certificates of deposit, coupled with the increases in the average balances of certificates of deposit and Liquid CDs.

Interest expense on certificates of deposit increased $12.6 million to $71.5 million for the three months ended March 31, 2006, from $58.9 million for the three months ended March 31, 2005, primarily due to an increase in the average cost to 3.79% for the three months ended March 31, 2006, from 3.40% for the three months ended March 31, 2005, coupled with an increase of $617.5 billion in the average balance. During the three months ended March 31, 2006, $1.31 billion of certificates of deposit, with a weighted average rate of 3.14% and a weighted average maturity at inception of sixteen months, matured and $1.32 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.41% and a weighted average maturity at inception of ten months. Interest expense on Liquid CDs increased $6.0 million to $7.1 million for the three months ended March 31, 2006, from $1.1 million for the three months ended March 31, 2005, primarily due to an increase of $553.4 million in the average balance, coupled with an increase in the average cost to 3.87% for the three months ended March 31, 2006, from 2.43% for the three months ended March 31, 2005. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing campaigns which focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowings for the three months ended March 31, 2006 decreased $5.9 million to $77.0 million, from $82.9 million for the three months ended March 31, 2005, resulting from a decrease of $1.63 billion in the average balance, partially offset by an increase in the average cost to 4.02% for the three months ended March 31, 2006, from 3.57% for the three months ended March 31, 2005. The decrease in the average balance of borrowings was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowings reflects the impact of the increase in short-term interest rates over the past year on our short-term borrowings.

Provision for Loan Losses

During the three months ended March 31, 2006 and 2005, no provision for loan losses was recorded. The allowance for loan losses totaled $81.1 million at March 31, 2006 and $81.2 million at December 31, 2005. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, our charge-off experience and our non-accrual and non-performing loans. The composition of our loan portfolio has remained consistent over the last several years. At March 31, 2006, our loan portfolio was comprised of 68% one-to-four family mortgage loans, 20% multi-family mortgage loans, 8% commercial real estate loans and 4% other loan categories. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. Non-performing loans, which are comprised primarily of mortgage loans, decreased $15.0 million to $50.0 million, or 0.34% of total loans, at March 31, 2006, from $65.0 million, or 0.45% of total loans, at December 31, 2005. This decrease was primarily due to a decrease in non-performing multi-family mortgage loans, which was primarily attributable to five non-performing loans at December 31, 2005, totaling $11.7 million, returning to performing status as all payments were brought current by the borrowers during the three months ended March 31, 2006. The average loan-to-value ratio of our non-performing mortgage loans was 65.6% at March 31, 2006 and 66.1% at December 31, 2005, which is indicative of the substantial collateral value supporting these loans. Loan-to-value ratios are based on current principal balance and original appraised value.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net charge-off experience was less than one basis point of average loans outstanding, annualized, for the three months ended March 31, 2006 and 2005. Net loan charge-offs totaled $16,000 for the three months ended March 31, 2006 compared to $28,000 for the three months ended March 31, 2005. In addition to our consistent charge-off experience, general economic conditions in our market area remained consistent with prior periods. Based on the foregoing factors, our 2006 analyses did not indicate that a change in our allowance for loan losses was warranted.

The allowance for loan losses as a percentage of non-performing loans increased to 162.13% at March 31, 2006, from 124.81% at December 31, 2005, primarily due to the decrease in non-performing loans from December 31, 2005 to March 31, 2006. The allowance for loan losses as a percentage of total loans was 0.56% at both March 31, 2006 and December 31, 2005. For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the three months ended March 31, 2006 decreased $5.8 million to $18.9 million, from $24.7 million for the three months ended March 31, 2005. The decrease in non-interest income was primarily due to a decrease in other non-interest income and mortgage banking income, net, partially offset by an increase in customer service fees.

Other non-interest income decreased $5.6 million primarily due to a $5.5 million charge for the termination of our interest rate swap agreements. The rising interest rate environment reduced the potential future economic value of maintaining the swaps. Accordingly, the swap agreements were terminated on March 8, 2006.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.4 million to $1.5 million for the three months ended March 31, 2006, from $2.9 million for the three months ended March 31, 2005, primarily due to a decrease in the recovery of the valuation allowance for the impairment of MSR. For the three months ended March 31, 2006, we recorded a recovery of $677,000, compared to $2.4 million for the three months ended

March 31, 2005. The recoveries recorded for the three months ended March 31, 2006 and 2005 reflect decreases in projected loan prepayment speeds resulting from increases in interest rates.

Customer service fees increased $1.7 million to $16.6 million for the three months ended March 31, 2006, from $14.9 million for the three months ended March 31, 2005, primarily due to an increase in insufficient fund fees related to transaction accounts resulting from the implementation of an enhanced overdraft protection program in 2005.

Non-Interest Expense

Non-interest expense decreased $4.2 million to $56.3 million for the three months ended March 31, 2006, from $60.5 million for the three months ended March 31, 2005, primarily due to decreases in other expense and advertising expense.

Other expense decreased $2.5 million to $6.8 million for the three months ended March 31, 2006, from $9.3 million for the three months ended March 31, 2005, primarily due to decreased legal fees and other costs as a result of the completion of the trial phase of the LISB goodwill litigation in the first half of 2005. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the goodwill litigation.

Advertising expense decreased $2.0 million to $1.9 million for the three months ended March 31, 2006, from $3.9 million for the three months ended March 31, 2005, primarily due to the introduction of a business banking marketing campaign in the 2005 first quarter, which was not repeated in the first quarter of 2006.

Compensation and benefits expense decreased $479,000 to $30.3 million for the three months ended March 31, 2006, from $30.8 million for the three months ended March 31, 2005, primarily due to cost savings associated with the outsourcing of our mortgage loan servicing activities effective December 1, 2005 and other company-wide cost saving initiatives initiated during the 2005 third quarter, partially offset by stock-based compensation cost recognized in 2006 reflecting our adoption of SFAS No. 123(R), effective January 1, 2006. During the 2006 first quarter, we recognized $1.2 million in stock-based compensation cost related to restricted stock and stock options granted to select officers in December 2005 and stock options granted to directors in January 2006. See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the impact of our adoption of SFAS No. 123(R).

Our percentage of general and administrative expense to average assets was 1.01% for the three months ended March 31, 2006, compared to 1.03% for the three months ended March 31, 2005. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, increased to 43.17% for the three months ended March 31, 2006, from 40.35% for the three months ended March 31, 2005, primarily due to the previously discussed decreases in net interest income and non-interest income.

Income Tax Expense

For the three months ended March 31, 2006, income tax expense totaled $25.2 million representing an effective tax rate of 34.0%, compared to $30.0 million for the three months ended March 31, 2005, representing an effective tax rate of 33.5%.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending, the maintenance of sound credit standards for new loan originations and a strong real estate market have resulted in our maintaining a low level of non-performing assets relative to the size of our loan portfolio. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At March 31, 2006	At December 31, 2005

Non-accrual delinquent mortgage loans (1)	$49,541	$64,351
Non-accrual delinquent consumer and other loans	403	500
Mortgage loans delinquent 90 days or more and still accruing interest (2)	104	176

Total non-performing loans	50,048	65,027
Real estate owned, net (3)	1,202	1,066

Total non-performing assets	$51,250	$66,093

Non-performing loans to total loans	0.34%	0.45%
Non-performing loans to total assets	0.23	0.29
Non-performing assets to total assets	0.23	0.30
Allowance for loan losses to non-performing loans	162.13	124.81
Allowance for loan losses to total loans	0.56	0.56

(1)	Includes multi-family and commercial real estate loans totaling $15.6 million at March 31, 2006 and $28.6 million at December 31, 2005.
(2)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.
(3)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

Non-performing assets decreased $14.8 million to $51.3 million at March 31, 2006, from $66.1 million at December 31, 2005. Non-performing loans, the most significant component of non-performing assets, decreased $15.0 million to $50.0 million at March 31, 2006, from $65.0 million at December 31, 2005. As previously discussed, these decreases were primarily due to a decrease in non-performing multi-family mortgage loans, which was primarily attributable to five non-performing loans at December 31, 2005, totaling $11.7 million, returning to performing status as all payments were brought current by the borrowers during the three months ended March 31, 2006. At March 31, 2006, non-performing multi-family loans totaled $14.2 million and had an average loan-to-value ratio of 68.6%. At March 31, 2006, non-performing one-to-four family mortgage loans totaled $34.0 million and had an average loan-to-value ratio of 64.3%. Loan-to-value ratios are based on current principal balance and original appraised value. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans decreased to 0.34% at March 31, 2006, from 0.45% at December 31, 2005. Our ratio of non-performing assets to total assets decreased to 0.23% at March 31, 2006, from 0.30% at December 31, 2005.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At March 31, 2006, $10.4 million of mortgage loans classified as non-performing had missed only two payments, compared to $28.1 million at December 31, 2005. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $794,000 for the three months ended March 31, 2006 and $451,000 for the three months ended March 31, 2005. This compares to actual payments recorded as interest income, with respect to such loans, of $165,000 for the three months ended March 31, 2006 and $111,000 for the three months ended March 31, 2005.

In addition to the non-performing loans, we had $449,000 of potential problem loans at March 31, 2006, compared to $813,000 at December 31, 2005. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

	At March 31, 2006				At December 31, 2005

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Mortgage loans:
One-to-four family	1	$125	137	$34,019	6	$174	152	$35,727
Multi-family	1	83	21	14,175	1	101	26	26,256
Commercial real estate	—	—	2	1,451	—	—	6	2,544
Consumer and other loans	30	241	26	403	47	538	47	500

Total delinquent loans	32	$449	186	$50,048	54	$813	231	$65,027

Delinquent loans to total loans		0.00%		0.34%		0.01%		0.45%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the three months ended March 31, 2006.

(In Thousands)
Balance at December 31, 2005	$81,159
Provision charged to operations	—
Charge-offs:
One-to-four family	(25)
Consumer and other loans	(90)

Total charge-offs	(115)

Recoveries:
One-to-four family	4
Consumer and other loans	95

Total recoveries	99

Net charge-offs	(16)

Balance at March 31, 2006	$81,143

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at March 31, 2006 was negative 11.61%. This compares to a one-year cumulative gap of negative 6.79% at December 31, 2005. The change in our one-year cumulative gap is primarily attributable to a decrease in projected mortgage loan and securities repayments as a result of rising interest rates.

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

	At March 31, 2006

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$3,730,035	$5,355,574	$4,501,808	$394,181	$13,981,598
Consumer and other loans (1)	454,500	21,987	10,442	—	486,929
Repurchase agreements	241,912	—	—	—	241,912
Securities available-for-sale	234,261	677,033	600,583	338,557	1,850,434
Securities held-to-maturity	1,227,518	2,013,994	1,243,787	3,123	4,488,422
FHLB-NY stock	—	—	—	143,341	143,341

Total interest-earning assets	5,888,226	8,068,588	6,356,620	879,202	21,192,636
Net unamortized purchase premiums and deferred costs (2)	24,515	29,994	25,937	1,930	82,376

Net interest-earning assets (3)	5,912,741	8,098,582	6,382,557	881,132	21,275,012

Interest-bearing liabilities:
Savings	280,000	226,799	226,799	1,704,492	2,438,090
Money market	190,000	163,958	103,958	140,850	598,766
NOW and demand deposit	77,037	154,073	154,073	1,177,429	1,562,612
Liquid CDs	843,131	—	—	—	843,131
Certificates of deposit	4,406,969	2,666,601	446,845	25,924	7,546,339
Borrowings, net	2,698,301	4,218,743	299,123	378,308	7,594,475

Total interest-bearing liabilities	8,495,438	7,430,174	1,230,798	3,427,003	20,583,413

Interest sensitivity gap	(2,582,697)	668,408	5,151,759	(2,545,871)	$691,599

Cumulative interest sensitivity gap	$(2,582,697)	$(1,914,289)	$3,237,470	$691,599

Cumulative interest sensitivity gap as a percentage of total assets	(11.61)%	(8.61)%	14.56%	3.11%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	69.60%	87.98%	118.87%	103.36%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2006 would decrease by approximately 6.00% from the base projection. At December 31, 2005, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have decreased by approximately 5.94% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2006 would increase by approximately 2.07% from the base projection. At December 31, 2005, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have increased by approximately 2.12% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning April 1, 2006 would increase by approximately $4.1 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning April 1, 2006 would decrease by approximately $8.9 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2005 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously discussed, we are a party to two actions pending against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

On September 15, 2005, the Court rendered a decision in the LISB goodwill litigation awarding us $435.8 million in damages from the U.S. government. On December 14, 2005, the United States filed an appeal of such award. The appeal is currently pending in the United States Court of Appeals for the Federal Circuit. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the LISB goodwill litigation.

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

On or about February 24, 2005, the Attorney General of the State of New York, or the Attorney General, served on Astoria Federal a subpoena duces tecum, or the Subpoena, seeking documents and information concerning, among other things, our contractual relationship with Independent Financial Marketing Group, Inc., or IFMG, IFMG Securities, Inc. and IFS Agencies, Inc., and the marketing and sale of Alternative Investment Products (i.e., financial products that are not bank instruments insured by the Federal Deposit Insurance Corporation). On several occasions thereafter in 2005, and again in January 2006, the Attorney General supplemented the Subpoena with requests for additional documents and information.

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

We are cooperating with the Attorney General’s inquiry. No charges of wrongdoing on our part in connection with the sale of Alternative Investment Products have been filed by the Attorney General against us. Given the current status of the inquiry, no assurance can be given as to when the inquiry may be concluded, the ultimate result of the inquiry or any potential impact on our financial condition or results of operations.

ITEM 1A. Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2005 Annual Report on Form 10-K. There has been no material change in risk factors relevant to our operations since December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

January 1, 2006 through January 31, 2006	1,000,000	$29.71	1,000,000	9,262,300
February 1, 2006 through February 28, 2006	950,000	$28.31	950,000	8,312,300
March 1, 2006 through March 31, 2006	530,000	$30.15	530,000	7,782,300

Total	2,480,000	$29.27	2,480,000

During the quarter ended March 31, 2006, we completed our tenth stock repurchase plan which was approved by our Board of Directors on May 19, 2004 and authorized the purchase, at management’s discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of the tenth stock repurchase plan on January 10, 2006.

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

Astoria Financial Corporation

Dated: May 10, 2006	By:	/s/ Monte N. Redman

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