Form 10-Q
period 2006-06-30
ASTORIA FINANCIAL CORP
filed 2006-08-08
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-11967

ASTORIA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-3170868

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Astoria Federal Plaza, Lake Success, New York	11042-1085

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2006

.01 Par Value	100,527,695

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(In Thousands, Except Share Data)	(Unaudited) At June 30, 2006	At December 31, 2005

ASSETS:
Cash and due from banks	$139,330	$169,234
Repurchase agreements	148,570	182,803
Available-for-sale securities:
Encumbered	1,459,323	1,598,320
Unencumbered	187,543	243,031

	1,646,866	1,841,351
Held-to-maturity securities, fair value of $4,059,226 and $4,627,013, respectively:
Encumbered	4,093,140	4,500,867
Unencumbered	130,727	230,086

	4,223,867	4,730,953
Federal Home Loan Bank of New York stock, at cost	137,355	145,247
Loans held-for-sale, net	16,549	23,651
Loans receivable:
Mortgage loans, net	14,154,518	13,879,804
Consumer and other loans, net	478,094	512,489

	14,632,612	14,392,293
Allowance for loan losses	(81,063)	(81,159)

Loans receivable, net	14,551,549	14,311,134
Mortgage servicing rights, net	17,246	16,502
Accrued interest receivable	76,973	80,318
Premises and equipment, net	148,511	151,494
Goodwill	185,151	185,151
Bank owned life insurance	382,176	382,613
Other assets	187,332	159,820

Total assets	$21,861,475	$22,380,271

LIABILITIES:
Deposits:
Savings	$2,352,923	$2,510,897
Money market	537,602	648,730
NOW and demand deposit	1,535,833	1,569,859
Liquid certificates of deposit	1,117,478	619,784
Certificates of deposit	7,548,396	7,461,185

Total deposits	13,092,232	12,810,455
Reverse repurchase agreements	5,180,000	5,780,000
Federal Home Loan Bank of New York advances	1,587,000	1,724,000
Other borrowings, net	435,662	433,526
Mortgage escrow funds	143,056	124,929
Accrued expenses and other liabilities	155,390	157,134

Total liabilities	20,593,340	21,030,044

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A (1,800,000 shares authorized and -0- shares issued and outstanding)	—	—
Series B (2,000,000 shares authorized and -0- shares issued and outstanding)	—	—
Common stock, $.01 par value; (200,000,000 shares authorized; 166,494,888 shares issued; and 101,055,435 and 104,967,280 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	834,794	824,102
Retained earnings	1,820,876	1,774,924
Treasury stock (65,439,453 and 61,527,608 shares, at cost, respectively)	(1,296,676)	(1,171,604)
Accumulated other comprehensive loss	(69,418)	(49,536)
Unallocated common stock held by ESOP (6,306,603 and 6,465,273 shares, respectively)	(23,106)	(23,688)
Deferred compensation	—	(5,636)

Total stockholders’ equity	1,268,135	1,350,227

Total liabilities and stockholders’ equity	$21,861,475	$22,380,271

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands, Except Share Data)	2006	2005	2006	2005

Interest income:
Mortgage loans:
One-to-four family	$125,606	$112,898	$250,491	$224,480
Multi-family, commercial real estate and construction	63,986	58,300	126,245	116,496
Consumer and other loans	8,972	7,475	17,819	14,256
Mortgage-backed and other securities	68,532	88,526	140,427	182,448
Repurchase agreements	2,296	1,361	3,939	2,810
Federal Home Loan Bank of New York stock	1,797	1,650	3,486	2,823

Total interest income	271,189	270,210	542,407	543,313

Interest expense:
Deposits	90,549	67,065	173,254	132,025
Borrowings	79,324	81,798	156,291	164,728

Total interest expense	169,873	148,863	329,545	296,753

Net interest income	101,316	121,347	212,862	246,560
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	101,316	121,347	212,862	246,560

Non-interest income:
Customer service fees	16,440	16,305	33,038	31,251
Other loan fees	962	1,082	1,772	2,246
Mortgage banking income (loss), net	2,147	(1,582)	3,629	1,364
Income from bank owned life insurance	4,031	4,190	8,106	8,365
Other	2,147	2,531	(1,921)	4,042

Total non-interest income	25,727	22,526	44,624	47,268

Non-interest expense:
General and administrative:
Compensation and benefits	28,528	29,967	58,839	60,757
Occupancy, equipment and systems	16,297	15,787	33,105	31,812
Federal deposit insurance premiums	415	447	849	895
Advertising	1,902	1,870	3,829	5,775
Other	8,077	9,492	14,906	18,836

Total non-interest expense	55,219	57,563	111,528	118,075

Income before income tax expense	71,824	86,310	145,958	175,753
Income tax expense	24,061	28,914	49,261	58,878

Net income	$47,763	$57,396	$96,697	$116,875

Basic earnings per common share	$0.50	$0.56	$1.00	$1.14

Diluted earnings per common share	$0.49	$0.55	$0.98	$1.12

Dividends per common share	$0.24	$0.20	$0.48	$0.40

Basic weighted average common shares	95,477,528	102,253,984	96,386,742	102,704,734
Diluted weighted average common and common equivalent shares	98,059,723	104,184,538	98,974,405	104,568,500

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2006

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Deferred Compensation

Balance at December 31, 2005	$1,350,227	$1,665	$824,102	$1,774,924	$(1,171,604)	$(49,536)	$(23,688)	$(5,636)

Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	(1,890)	(3,746)	—	—	5,636

Comprehensive income:
Net income	96,697	—	—	96,697	—	—	—	—
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	(19,978)	—	—	—	—	(19,978)	—	—
Reclassification of loss on cash flow hedge	96	—	—	—	—	96	—	—

Comprehensive income	76,815

Common stock repurchased (4,695,000 shares)	(140,317)	—	—	—	(140,317)	—	—	—

Dividends on common stock ($0.48 per share)	(46,382)	—	—	(46,382)	—	—	—	—

Exercise of stock options and related tax benefit (979,983 shares issued)	20,921	—	4,403	(2,473)	18,991	—	—	—

Stock-based compensation and allocation of ESOP stock	6,871	—	6,289	—	—	—	582	—

Balance at June 30, 2006	$1,268,135	$1,665	$834,794	$1,820,876	$(1,296,676)	$(69,418)	$(23,106)	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,

(In Thousands)	2006	2005

Cash flows from operating activities:
Net income	$96,697	$116,875
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	6,633	8,776
Net amortization on consumer and other loans, other securities and borrowings	2,241	2,313
Net provision for real estate losses	121	56
Depreciation and amortization	7,031	6,955
Net gain on sales of loans	(1,210)	(1,628)
Originations of loans held-for-sale	(119,764)	(183,008)
Proceeds from sales and principal repayments of loans held-for-sale	128,076	177,358
Stock-based compensation and allocation of ESOP stock	6,871	5,145
Decrease (increase) in accrued interest receivable	3,345	(888)
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	(744)	1,384
Insurance proceeds received, net of income from bank owned life insurance	437	187
Increase in other assets	(13,166)	(8,753)
Increase in accrued expenses and other liabilities	18	10,863

Net cash provided by operating activities	116,586	135,635

Cash flows from investing activities:
Originations of loans receivable	(1,359,227)	(1,554,555)
Loan purchases through third parties	(172,178)	(414,951)
Principal payments on loans receivable	1,281,578	1,470,856
Purchases of securities held-to-maturity	—	(177,599)
Purchases of securities available-for-sale	(25)	(25)
Principal payments on securities held-to-maturity	507,726	857,438
Principal payments on securities available-for-sale	160,144	264,336
Net redemptions of FHLB-NY stock	7,892	40,555
Proceeds from sales of real estate owned, net	289	605
Purchases of premises and equipment, net of proceeds from sales	(4,048)	(3,161)

Net cash provided by investing activities	422,151	483,499

Cash flows from financing activities:
Net increase in deposits	281,777	261,970
Net decrease in borrowings with original terms of three months or less	(233,000)	(1,005,000)
Proceeds from borrowings with original terms greater than three months	200,000	600,000
Repayments of borrowings with original terms greater than three months	(704,000)	(500,000)
Net increase in mortgage escrow funds	18,127	17,271
Common stock repurchased	(140,317)	(69,053)
Cash dividends paid to stockholders	(46,382)	(41,099)
Cash received for stock options exercised	16,518	7,450
Excess tax benefits from share-based payment arrangements	4,403	—

Net cash used in financing activities	(602,874)	(728,461)

Net decrease in cash and cash equivalents	(64,137)	(109,327)
Cash and cash equivalents at beginning of period	352,037	406,387

Cash and cash equivalents at end of period	$287,900	$297,060

Supplemental disclosures:
Cash paid during the period:
Interest	$328,227	$298,246

Income taxes	$49,733	$57,829

Additions to real estate owned	$415	$1,154

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2006 and December 31, 2005, our results of operations for the three and six months ended June 30, 2006 and 2005, changes in our stockholders’ equity for the six months ended June 30, 2006 and our cash flows for the six months ended June 30, 2006 and 2005. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2006 and December 31, 2005, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2005 audited consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended June 30,

	2006		2005

	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (1)	EPS	EPS

Net income	$47,763	$47,763	$57,396	$57,396

Total weighted average basic common shares outstanding	95,478	95,478	102,254	102,254
Effect of dilutive securities:
Options	—	2,552	—	1,931
Restricted stock	—	30	—	—

Total weighted average basic and diluted common shares outstanding	95,478	98,060	102,254	104,185

Net earnings per common share	$0.50	$0.49	$0.56	$0.55

	For the Six Months Ended June 30,

	2006		2005

	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (1)	EPS	EPS (2)

Net income	$96,697	$96,697	$116,875	$116,875

Total weighted average basic common shares outstanding	96,387	96,387	102,705	102,705
Effect of dilutive securities:
Options	—	2,567	—	1,864
Restricted stock	—	20	—	—

Total weighted average basic and diluted common shares outstanding	96,387	98,974	102,705	104,569

Net earnings per common share	$1.00	$0.98	$1.14	$1.12

(1)

Options to purchase 1,224,100 shares of common stock at a price of $29.02 per share were outstanding as of June 30, 2006, but were not included in the computation of diluted EPS because the options were anti-dilutive for the three and six months ended June 30, 2006.

(2)

Options to purchase 1,995,150 shares of common stock at prices between $26.23 per share and $26.63 per share were outstanding as of June 30, 2005, but were not included in the computation of diluted EPS because the options were anti-dilutive for the six months ended June 30, 2005.

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

Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock incentive plans. Accordingly, no stock-based compensation cost was reflected in net income for stock option grants, as all options granted under our stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we recognized stock-based compensation cost during the 2005 fourth quarter related to restricted stock grants and the acceleration of vesting of certain stock option grants. The purpose of the acceleration of vesting of certain stock option grants was to eliminate compensation expense associated with these options in future periods upon our adoption of SFAS No. 123(R). The accelerated vesting eliminated pre-tax compensation expense of approximately $10.4 million, which would have been recognized in future periods, including approximately $1.7 million for the three months ended June 30, 2006, approximately $3.3 million for the six months ended June 30, 2006 and approximately $6.7 million for the year ending December 31, 2006. See Note 16 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2005 Annual Report on Form 10-K for a further discussion of the acceleration of vesting of certain stock option grants.

As a result of our adoption of SFAS No. 123(R), our net income was reduced by stock-based compensation expense recognized for our December 2005 option grants to employees and our January 2006 option grants to directors totaling $271,000, net of taxes of $196,000, for the three months ended June 30, 2006, and $703,000, net of taxes of $510,000, for the six months ended June 30, 2006. Additional compensation expense to be recognized with respect to our December 2005 option grants will further reduce our net income over the remainder of 2006 by approximately $542,000. Additional equity grants that may be made in 2006 will also result in compensation expense.

Stock-based compensation expense recognized for the three months ended June 30, 2006 totaled $534,000, net of taxes of $387,000, and totaled $1.2 million, net of taxes of $892,000, for the six months ended June 30, 2006. The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the three and six months ended June 30, 2005.

	For the Three Months Ended	For the Six Months Ended
(In Thousands, Except Per Share Data)	June 30, 2005	June 30, 2005

Net income:
As reported	$57,396	$116,875
Add: Total stock-based compensation expense included in net income as reported	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax benefit of $812 and $1,899, respectively	1,460	3,310

Pro forma	$55,936	$113,565

Basic earnings per common share:
As reported	$0.56	$1.14

Pro forma	$0.55	$1.11

Diluted earnings per common share:
As reported	$0.55	$1.12

Pro forma	$0.54	$1.08

The following disclosures, which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 123(R) in the first quarter of 2006.

In 2005, we adopted the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Incentive Plan. In 1999, we adopted the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors’ Option Plan. As a result of the adoption of these plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for option, restricted stock and/or stock appreciation right grants was 5,250,000 under the 2005 Employee Stock Incentive Plan. The number of shares reserved for option grants was 525,000 under the 1999 Directors’ Option Plan. At June 30, 2006, remaining shares available for issuance of future grants totaled 3,829,072 under the 2005 Employee Stock Incentive Plan and 69,000 under the 1999 Directors’ Option Plan. In general, option grants occur annually in December for employees and in January for outside directors.

Options and restricted stock granted under the 2005 Employee Stock Incentive Plan vest approximately three years after the grant date, with a maximum term of seven years for option grants. Options previously granted to employees under plans other than the 2005 Employee Stock Incentive Plan have a maximum term of ten years. Under plans involving grants of options or restricted stock to employees, in the event the grantee terminates his/her employment due to death, disability, retirement or in the event we experience a change in control, as defined and specified in such plans, all options and restricted stock granted immediately vest. Under plans involving grants to outside directors, all options granted have a maximum term of ten years and are exercisable immediately on their grant date. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

Prior to our adoption of SFAS No. 123(R), we “recognized” compensation cost for purposes of the pro forma disclosures required by SFAS No. 123 over the stated vesting period regardless of whether or not an employee was retirement-eligible. As a result of our adoption of SFAS No. 123(R), the fair value of future awards of equity instruments to retirement-eligible employees will be recognized as compensation cost on the grant date, as the vesting conditions are considered non-substantive because upon retirement, the award vests immediately regardless of the award’s stated vesting period. We recognized pre-tax stock-based compensation cost related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of SFAS 123(R) totaling $271,000 for the three months ended June 30, 2006 and $541,000 for the six months ended June 30, 2006. At June 30, 2006, compensation cost of approximately $2.8 million will be recognized over the remaining stated vesting period for such awards granted to retirement-eligible employees.

In December 2005, 196,828 shares of restricted stock were granted to select officers with a fair value of $29.02 per share on the grant date. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. We recognized pre-tax compensation expense related to restricted stock grants of $454,000 for the three months ended June 30, 2006 and $908,000 for the six months ended June 30, 2006. There was no other restricted stock activity during the six months ended June 30, 2006 and 2005.

Option activity in our stock incentive plans for the six months ended June 30, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2006	11,128,700	$20.50
Granted	54,000	29.79
Exercised	(979,983)	(16.86)

Outstanding at June 30, 2006	10,202,717	20.89

Options exercisable at June 30, 2006	8,978,617	19.79

At June 30, 2006, there were 10,202,717 options outstanding, with a weighted average exercise price of $20.89 per share, a weighted average remaining contractual term of approximately 6.1 years and an aggregate intrinsic value of approximately $97.5 million. Of the total options outstanding, 8,978,617 options were exercisable, with a weighted average exercise price of $19.79 per share, a weighted average remaining contractual term of approximately 6.0 years and an aggregate intrinsic value of approximately $95.7 million. At June 30, 2006, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $9.6 million and will be recognized over a weighted average period of approximately 2.5 years.

During the three months ended June 30, 2006, 398,008 options were exercised with a total intrinsic value of $5.5 million and during the six months ended June 30, 2006, 979,983 options were exercised with a total intrinsic value of $12.7 million. During the three months ended June 30, 2005, 242,731 options were exercised with a total intrinsic value of $2.8 million and during the six months ended June 30, 2005, 514,027 options were exercised with a total intrinsic value of $6.0 million. Shares issued upon the exercise of stock options are issued from treasury stock. We have an adequate number of treasury shares available for future stock option exercises.

In January 2006, 54,000 options were granted to outside directors with a grant date fair value of $5.16 per share and in January 2005, 60,000 options were granted to outside directors with a grant date fair value of $5.36 per share. There were no other options granted during the six months ended June 30, 2006 and 2005. The per share fair value of option grants was estimated on the grant dates using the Black-Scholes option pricing model with the following assumptions:

	For the Six Months Ended June 30,

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

	Pension Benefits		Other Postretirement Benefits

	For the Three Months Ended June 30,		For the Three Months Ended June 30,

(In Thousands)	2006	2005	2006	2005

Service cost	$755	$811	$150	$137
Interest cost	2,518	2,590	283	261
Expected return on plan assets	(3,037)	(3,112)	—	—
Amortization of prior service cost	92	131	42	10
Recognized net actuarial loss	749	654	—	—

Net periodic cost	$1,077	$1,074	$475	$408

	Pension Benefits		Other Postretirement Benefits

	For the Six Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands)	2006	2005	2006	2005

Service cost	$1,729	$1,708	$300	$274
Interest cost	5,092	5,102	566	522
Expected return on plan assets	(6,078)	(6,106)	—	—
Amortization of prior service cost	184	171	84	20
Recognized net actuarial loss	1,594	1,349	—	—

Net periodic cost	$2,521	$2,224	$950	$816

5. Goodwill Litigation

We are a party to two actions pending in the U.S. Court of Federal Claims against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

The trial in one of the actions, which is entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, concluded on July 7, 2005 and the Court, on September 15, 2005, rendered a decision awarding us $435.8 million in damages from the U.S. government. On December 14, 2005, the United States filed an appeal of such decision. The appeal remains pending before the United States Court of Appeals for the Federal Circuit. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. No portion of the $435.8 million award has been recognized in our consolidated financial statements. Legal expense has been recognized as it was incurred.

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

6. Impact of Accounting Standards and Interpretations

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of our adoption of FIN 48 on our financial condition or results of operations.

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

As a premier Long Island community bank, our goal is to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through increased dividends and stock repurchases. We have been successful in achieving this goal over the past several years and that trend has continued in 2006.

During the six months ended June 30, 2006, the national and local real estate markets, although somewhat weaker than a year ago, remained strong and continued to support new and existing home sales. Recently, there have been indications of a slowdown in the housing market, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market and an increase in the length of time houses remain on the market. The Federal Open Market Committee, or FOMC, continued its policy of monetary tightening with its seventeenth consecutive Federal Funds rate increase. This policy resulted in a significant flattening of the U.S. Treasury yield curve in 2005 which continued throughout the first half of 2006, albeit at a higher overall level than previously. As a result of this environment, we have continued to pursue our strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Our total loan portfolio increased during the six months ended June 30, 2006, despite a reduction in mortgage loan originations from previous periods. The previously mentioned increase in interest rates and slowing housing market have also reduced the level of repayment and refinance activity which has enabled us to continue to grow our mortgage loan portfolios.

Total deposits increased during the six months ended June 30, 2006. This increase was attributable to the growth of our Liquid certificates of deposit, or Liquid CDs, and our certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account during the account’s three month term. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. Liquid CDs and certificates of deposit increased as a result of the continued success of our marketing campaigns and competitive pricing strategies which have focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities and borrowings portfolios decreased from December 31, 2005, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flat U.S. Treasury yield curve.

Net income for the three months ended June 30, 2006 decreased compared to the three months ended June 30, 2005. The decrease in net income was primarily due to a decrease in net interest income, partially offset by an increase in non-interest income and a decrease in non-interest expense. The decrease in net interest income was the result of an increase in interest expense. The increase in interest expense was primarily due to the upward repricing of our liabilities which are more sensitive to rising interest rates than our assets. The increase in non-interest income was primarily due to an increase in mortgage banking income, net. The decrease in non-interest expense was primarily due to decreases in other expense and compensation and benefits expense, partially offset by an increase in occupancy, equipment and systems expense.

Net income for the six months ended June 30, 2006 decreased compared to the six months ended June 30, 2005. The decrease in net income was primarily due to decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The principal reason for the decrease in net interest income for the six months ended June 30, 2006 is consistent with the principal reason for the decrease for the three months ended June 30, 2006. The decrease in non-interest income was primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in March 2006, partially offset by increases in mortgage banking income, net, and customer service fees. The decrease in non-interest expense is primarily due to decreases in other expense, advertising expense and compensation and benefits expense, partially offset by an increase in occupancy, equipment and systems expense.

The net interest margin and the net interest rate spread decreased for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. These decreases were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets.

We expect the operating environment to remain challenging as a result of rising short-term interest rates and a continued flat to inverted yield curve. As a result, we expect to continue our strategy of shrinking the balance sheet through reductions in the securities and borrowings portfolios through normal cash flow, while we emphasize deposit and loan growth. This will result in further reductions in the net interest margin throughout the remainder of 2006, below that which we previously forecast, but is expected to continue to improve both the quality of the balance sheet and earnings. As we continue to reduce the size of the balance sheet, we will continue to focus on the repurchase of our stock as a desirable use of capital. This strategy should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2005 Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and stock-based compensation and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2005 Annual Report on Form 10-K.

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

The primary considerations in establishing specific valuation allowances are the appraised value of a loan’s underlying collateral and the loan’s payment history. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our specific reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining specific valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 3, 5, 10 and 12-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting allowance percentages are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data. Our focus, however, is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

At June 30, 2006, our MSR, net, had an estimated fair value of $17.3 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.05%, a weighted average constant prepayment rate on mortgages of 13.74% and a weighted average life of 5.3 years. At December 31, 2005, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.07%, a weighted average constant prepayment rate on mortgages of 15.84% and a weighted average life of 4.7 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at June 30, 2006, the estimated fair value of our MSR would have been $1.8 million greater. Assuming a decrease in interest rates of 100 basis points at June 30, 2006, the estimated fair value of our MSR would have been $3.0 million lower.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At June 30, 2006, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

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

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at June 30, 2006, are based on published or securities dealers’ market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At June 30, 2006, we had 243 securities with an estimated fair value totaling $5.62 billion which had an unrealized loss totaling $284.5 million. Of the securities in an unrealized loss position at June 30, 2006, $4.12 billion, with an unrealized loss of $238.3 million, have been in a continuous unrealized loss position for more than twelve months. At June 30, 2006, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be maturity. There were no other-than-temporary impairment write-downs during the six months ended June 30, 2006.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $1.95 billion for the six months ended June 30, 2006 and $2.59 billion for the six months ended June 30, 2005. The decrease in loan and securities repayments was primarily the result of the lower levels of mortgage loan refinance activity we experienced during the six months ended June 30, 2006, compared to the six months ended June 30, 2005, as a result of rising interest rates.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $116.6 million for the six months ended June 30, 2006 and $135.6 million for the six months ended June 30, 2005. Deposits increased $281.8 million during the six months ended June 30, 2006 and $262.0 million during the six months ended June 30, 2005. The net increases in deposits for the six months ended June 30, 2006 and 2005 reflect our continued emphasis on attracting customer deposits through competitive rates, extensive product offerings, quality service and marketing campaigns. As previously discussed, the net increases in deposits for the six months ended June 30, 2006 and 2005 are primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing campaigns and competitive pricing strategies which have focused on attracting these types of deposits.

Net borrowings decreased $734.9 million during the six months ended June 30, 2006 and $901.0 million during the six months ended June 30, 2005. The decreases in net borrowings during the six months ended June 30, 2006 and 2005 reflect our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the continued flat U.S. Treasury yield curve.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the six months ended June 30, 2006 totaled $1.50 billion, of which $1.32 billion were originations and $170.4 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2005 totaling $1.99 billion, of which $1.58 billion were originations and $411.1 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $118.8 million during the six months ended June 30, 2006 and $181.7 million during the six months ended June 30, 2005.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $287.9 million at June 30, 2006 and $352.0 million at December 31, 2005. Borrowings maturing over the next twelve months total $2.31 billion with a weighted average rate of 3.49%. We have the flexibility to either repay or rollover these borrowings as they mature. As noted in the following table, we have $2.48 billion of borrowings which are callable within the next twelve months and at various times thereafter. Although it has not been our experience that the counterparties have exercised their right to call these borrowings, further interest rate increases may result in these borrowings being called. We have the flexibility to either repay or rollover these borrowings as they are called as well. In addition, we have $5.51 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.28% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at June 30, 2006:

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate

Contractual Maturity:
Within twelve months	$2,307	(1)	3.49%	$5,508	4.28%
Thirteen to twenty-four months	1,900	(2)	4.24	1,936	4.23
Twenty-five to thirty-six months	2,120	(3)	4.74	758	4.45
Thirty-seven to forty-eight months	—		—	288	4.28
Forty-nine to sixty months	—		—	154	4.80
Over five years	879	(4)	5.44	22	4.23

Total	$7,206		4.29%	$8,666	4.29%

(1)	Includes $587.0 million of overnight and other short-term borrowings with a weighted average rate of 5.36%.

(2)	Includes $980.0 million of borrowings, with a weighted average rate of 5.33%, which are callable by the counterparty within the next twelve months and at various times thereafter.

(3)	Includes $1.20 billion of borrowings, with a weighted average rate of 5.23%, which are callable by the counterparty within the next twelve months and at various times thereafter.

(4)

Includes $300.0 million of borrowings, with a weighted average rate of 4.18%, which are callable by the counterparty within the next twelve months and at various times thereafter, and $200.0 million of borrowings, with a weighted average rate of 4.15%, which are callable by the counterparty within thirteen to twenty-four months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $15.0 million during the six months ended June 30, 2006. Our payment of dividends and repurchases of our common stock totaled $186.7 million during the six months ended June 30, 2006. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the six months ended June 30, 2006, Astoria Federal paid dividends to Astoria Financial Corporation totaling $150.0 million.

On June 1, 2006, we paid a quarterly cash dividend of $0.24 per share on shares of our common stock outstanding as of the close of business on May 15, 2006 totaling $23.0 million. On July 19, 2006, we declared a quarterly cash dividend of $0.24 per share on shares of our common stock payable on September 1, 2006 to stockholders of record as of the close of business on August 15, 2006.

On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of our tenth stock repurchase plan on January 10, 2006. Under these plans, during the six months ended June 30, 2006, we repurchased 4,695,000 shares of our common stock at an aggregate cost of $140.3 million, of which 4,432,700 shares were acquired pursuant to our eleventh stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At June 30, 2006, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.53%, leverage capital ratio of 6.53% and total risk-based capital ratio of 12.22%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of June 30, 2006, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $56.3 million at June 30, 2006. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2005.

The following table details our contractual obligations at June 30, 2006.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$6,618,866	$1,720,000	$4,020,000	$—	$878,866
Commitments to originate and purchase loans (1)	422,968	422,968	—	—	—
Commitments to fund unused lines of credit (2)	436,834	436,834	—	—	—

Total	$7,478,668	$2,579,802	$4,020,000	$—	$878,866

(1)	Includes $43.4 million of commitments to originate loans held-for-sale.

(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of June 30, 2006 have not changed significantly from December 31, 2005.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2005 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At June 30, 2006		At December 31, 2005

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$9,824,066	67.58%	$9,757,920	68.24%
Multi-family	2,973,333	20.45	2,826,807	19.77
Commercial real estate	1,113,823	7.66	1,075,914	7.52
Construction	158,541	1.09	137,012	0.96

Total mortgage loans	14,069,763	96.78	13,797,653	96.49

Consumer and other loans (gross):
Home equity	428,825	2.95	460,064	3.22
Commercial	23,713	0.16	24,644	0.17
Other	16,205	0.11	17,796	0.12

Total consumer and other loans	468,743	3.22	502,504	3.51

Total loans (gross)	14,538,506	100.00%	14,300,157	100.00%

Net unamortized premiums and deferred loan costs	94,106		92,136

Total loans	14,632,612		14,392,293

Allowance for loan losses	(81,063)		(81,159)

Total loans, net	$14,551,549		$14,311,134

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2006		At December 31, 2005

(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE (2) issuance	$1,505,526	$1,397,171	$1,645,961	$1,567,312
Non-GSE issuance	56,272	52,085	61,735	57,938
GSE pass-through certificates	78,669	79,669	91,211	93,124

Total mortgage-backed securities	1,640,467	1,528,925	1,798,907	1,718,374

Other securities:
FNMA and FHLMC preferred stock	123,495	116,686	123,495	120,495
Other securities	1,276	1,255	2,503	2,482

Total other securities	124,771	117,941	125,998	122,977

Total securities available-for-sale	$1,765,238	$1,646,866	$1,924,905	$1,841,351

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$3,883,151	$3,733,150	$4,346,631	$4,250,726
Non-GSE issuance	317,389	302,742	354,395	346,099
GSE pass-through certificates	4,427	4,511	5,737	5,926

Total mortgage-backed securities	4,204,967	4,040,403	4,706,763	4,602,751
Obligations of states and political sub-divisions and corporate debt securities	18,900	18,823	24,190	24,262

Total securities held-to-maturity	$4,223,867	$4,059,226	$4,730,953	$4,627,013

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations

(2)	Government-sponsored enterprise

Comparison of Financial Condition as of June 30, 2006 and December 31, 2005 and Operating Results for the Three and Six Months Ended June 30, 2006 and 2005

Financial Condition

Total assets decreased $518.8 million to $21.86 billion at June 30, 2006, from $22.38 billion at December 31, 2005, consistent with our strategy of balance sheet reduction in the current flat yield curve environment. The decrease in total assets primarily reflects a decrease in securities, partially offset by an increase in loans receivable.

Our total loan portfolio increased $240.3 million to $14.63 billion at June 30, 2006, from $14.39 billion at December 31, 2005, despite a reduction in mortgage loan originations from previous periods. As previously discussed, the increase in interest rates and slowing housing market have reduced the level of repayment and refinance activity which has enabled us to continue to grow our mortgage loan portfolios.

Mortgage loans, net, increased $274.7 million to $14.15 billion at June 30, 2006, from $13.88 billion at December 31, 2005. This increase was due to increases in each of our mortgage loan portfolios. Gross mortgage loans originated and purchased during the six months ended June 30, 2006 totaled $1.50 billion, of which $1.32 billion were originations and $170.4 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2005 totaling $1.99 billion, of which $1.58 billion were originations and $411.1 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $118.8 million during the six months ended June 30, 2006 and $181.7 million during the six months ended June 30, 2005. Mortgage loan repayments decreased to $1.13 billion for the six months ended June 30, 2006, from $1.33 billion for the six months ended June 30, 2005.

Our mortgage loan portfolio, as well as our originations and purchases, continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $66.1 million to $9.82 billion at June 30, 2006, from $9.76 billion at December 31, 2005, and represented 67.6% of our total loan portfolio at June 30, 2006. Our multi-family mortgage loan portfolio increased $146.5 million to $2.97 billion at June 30, 2006, from $2.83 billion at December 31, 2005. Our commercial real estate loan portfolio increased $37.9 million to $1.11 billion at June 30, 2006, from $1.08 billion at December 31, 2005. Multi-family and commercial real estate loan originations totaled $401.1 million for the six months ended June 30, 2006 and $498.5 million for the six months ended June 30, 2005.The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Securities decreased $701.6 million to $5.87 billion at June 30, 2006, from $6.57 billion at December 31, 2005. This decrease was primarily the result of principal payments received of $667.9 million, which reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment, coupled with a net decrease of $34.8 million in the fair value of our securities available-for-sale. Our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $5.75 billion at June 30, 2006 and had a weighted average current coupon of 4.29%, a weighted average collateral coupon of 5.74% and a weighted average life of 4.2 years.

Deposits increased $281.8 million to $13.09 billion at June 30, 2006, from $12.81 billion at December 31, 2005, primarily due to increases in Liquid CDs and certificates of deposit, partially offset by decreases in savings, money market and NOW and demand deposit accounts. Liquid CDs increased $497.7 million to $1.12 billion at June 30, 2006, from $619.8 million at December 31, 2005. Certificates of deposit increased $87.2 million to $7.55 billion at June 30, 2006, from $7.46 billion at December 31, 2005. Our Liquid CDs and certificates of deposit increased primarily as a result of the continued success of our marketing campaigns and competitive pricing strategies previously discussed. We continue to experience intense competition for deposits. Savings accounts decreased $158.0 million from December 31, 2005 to $2.35 billion at June 30, 2006. Money market accounts decreased $111.1 million from December 31, 2005 to $537.6 million at June 30, 2006. NOW and demand deposit accounts decreased $34.0 million from December 31, 2005 to $1.54 billion at June 30, 2006. The decreases in savings and money market accounts may be indicative of increasing consumer demand for higher yielding investment alternatives in the rising interest rate environment. We do not expect to change our pricing discipline for these types of deposits.

Total borrowings, net, decreased $734.9 million to $7.20 billion at June 30, 2006, from $7.94 billion at December 31, 2005, primarily due to a decrease in reverse repurchase agreements. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity decreased to $1.27 billion at June 30, 2006, from $1.35 billion at December 31, 2005. The decrease in stockholders’ equity was the result of common stock repurchased of $140.3 million, dividends declared of $46.4 million and an increase in accumulated other comprehensive loss, net of tax, of $19.9 million, which was primarily due to the net decrease in the fair value of our securities available-for-sale. These decreases were partially offset by net income of $96.7 million, the effect of stock options exercised and related tax benefit of $20.9 million and stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $6.9 million.

Results of Operations

General

Net income for the three months ended June 30, 2006 decreased $9.6 million to $47.8 million, from $57.4 million for the three months ended June 30, 2005. Diluted earnings per common share totaled $0.49 per share for the three months ended June 30, 2006 and $0.55 per share for the three months ended June 30, 2005. Return on average assets decreased to 0.87% for the three months ended June 30, 2006, from 1.00% for the three months ended June 30, 2005. Return on average stockholders’ equity decreased to 14.94% for the three months ended June 30, 2006, from 16.66% for the three months ended June 30, 2005. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 17.48% for the three months ended June 30, 2006, from 19.24% for the three months ended June 30, 2005.

Net income for the six months ended June 30, 2006 decreased $20.2 million to $96.7 million, from $116.9 million for the six months ended June 30, 2005. Diluted earnings per common share totaled $0.98 per share for the six months ended June 30, 2006 and $1.12 per share for the six months ended June 30, 2005. Return on average assets decreased to 0.87% for the six months ended June 30, 2006, from 1.01% for the six months ended June 30, 2005. Return on average stockholders’ equity decreased to 14.87% for the six months ended June 30, 2006, from 17.02% for the six months ended June 30, 2005. Return on average tangible stockholders’ equity decreased to 17.34% for the six months ended June 30, 2006, from 19.68% for the six months ended June 30, 2005. The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, were primarily due to the decreases in net income.

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

For the three months ended June 30, 2006, net interest income decreased $20.0 million to $101.3 million, from $121.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, net interest income decreased $33.7 million to $212.9 million, from $246.6 million for the six months ended June 30, 2005. The decreases in net interest income for the three and six months ended June 30, 2006 were primarily the result of increases in interest expense. The increases in interest expense were primarily due to the impact of the increase in short- and medium-term interest rates on our Liquid CDs, certificates of deposit and borrowings and increases in the average balances of our Liquid CDs and certificates of deposit, which have higher average costs than our other deposit products. The impact from these increases was partially offset by decreases in the average balance of borrowings, which have a higher average cost than deposits.

The net interest margin decreased to 1.92% for the three months ended June 30, 2006, from 2.21% for the three months ended June 30, 2005, and decreased to 2.01% for the six months ended June 30, 2006, from 2.22% for the six months ended June 30, 2005. The net interest rate spread decreased to 1.82% for the three months ended June 30, 2006, from 2.12% for the three months ended June 30, 2005, and decreased to 1.91% for the six months ended June 30, 2006, from 2.14% for the six months ended June 30, 2005. The decreases in the net interest margin and net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term borrowings and Liquid CDs reprice more frequently, reflecting increases in interest rates more rapidly, than our mortgage loans and securities which have longer repricing intervals and terms.

The average balance of net interest-earning assets decreased $14.6 million to $670.6 million for the three months ended June 30, 2006, from $685.2 million for the three months ended June 30, 2005. The average balance of net interest-earning assets increased slightly to $669.2 million for the six months ended June 30, 2006, from $667.5 million for the six months ended June 30, 2005.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2006 and 2005. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended June 30,

	2006				2005

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$9,920,003		$125,606	5.06%	$9,342,312		$112,898	4.83%
Multi-family, commercial real estate and construction	4,214,459		63,986	6.07	3,827,458		58,300	6.09
Consumer and other loans (1)	490,463		8,972	7.32	529,679		7,475	5.64

Total loans	14,624,925		198,564	5.43	13,699,449		178,673	5.22
Mortgage-backed and other securities (2)	6,099,829		68,532	4.49	7,997,687		88,526	4.43
Repurchase agreements	189,049		2,296	4.86	189,058		1,361	2.88
FHLB-NY stock	142,884		1,797	5.03	126,518		1,650	5.22

Total interest-earning assets	21,056,687		271,189	5.15	22,012,712		270,210	4.91

Goodwill	185,151				185,151
Other non-interest-earning assets	778,676				851,531

Total assets	$22,020,514				$23,049,394

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,396,537		2,405	0.40	$2,827,699		2,831	0.40
Money market	563,782		1,381	0.98	848,457		2,037	0.96
NOW and demand deposit	1,540,556		224	0.06	1,597,270		235	0.06
Liquid CDs	966,457		10,397	4.30	291,669		1,872	2.57

Total core deposits	5,467,332		14,407	1.05	5,565,095		6,975	0.50
Certificates of deposit	7,485,159		76,142	4.07	7,004,979		60,090	3.43

Total deposits	12,952,491		90,549	2.80	12,570,074		67,065	2.13
Borrowings	7,433,642		79,324	4.27	8,757,467		81,798	3.74

Total interest-bearing liabilities	20,386,133		169,873	3.33	21,327,541		148,863	2.79

Non-interest-bearing liabilities	355,948				343,422

Total liabilities	20,742,081				21,670,963
Stockholders’ equity	1,278,433				1,378,431

Total liabilities and stockholders’ equity	$22,020,514				$23,049,394

Net interest income/net interest rate spread (3)			$101,316	1.82%			$121,347	2.12%

Net interest-earning assets/net interest margin (4)	$670,554			1.92%	$685,171			2.21%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,

	2006				2005

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$9,905,279		$250,491	5.06%	$9,306,432		$224,480	4.82%
Multi-family, commercial real estate and construction	4,153,353		126,245	6.08	3,754,593		116,496	6.21
Consumer and other loans (1)	498,280		17,819	7.15	526,117		14,256	5.42

Total loans	14,556,912		394,555	5.42	13,587,142		355,232	5.23
Mortgage-backed and other securities (2)	6,263,198		140,427	4.48	8,259,673		182,448	4.42
Repurchase agreements	170,104		3,939	4.63	216,177		2,810	2.60
FHLB-NY stock	140,855		3,486	4.95	134,388		2,823	4.20

Total interest-earning assets	21,131,069		542,407	5.13	22,197,380		543,313	4.90

Goodwill	185,151				185,151
Other non-interest-earning assets	792,174				858,133

Total assets	$22,108,394				$23,240,664

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,432,131		4,855	0.40	$2,848,793		5,673	0.40
Money market	592,217		2,854	0.96	881,618		3,959	0.90
NOW and demand deposit	1,528,357		444	0.06	1,578,781		465	0.06
Liquid CDs	848,717		17,452	4.11	234,291		2,945	2.51

Total core deposits	5,401,422		25,605	0.95	5,543,483		13,042	0.47
Certificates of deposit	7,517,750		147,649	3.93	6,969,312		118,983	3.41

Total deposits	12,919,172		173,254	2.68	12,512,795		132,025	2.11
Borrowings	7,542,721		156,291	4.14	9,017,082		164,728	3.65

Total interest-bearing liabilities	20,461,893		329,545	3.22	21,529,877		296,753	2.76

Non-interest-bearing liabilities	345,909				337,679

Total liabilities	20,807,802				21,867,556
Stockholders’ equity	1,300,592				1,373,108

Total liabilities and stockholders’ equity	$22,108,394				$23,240,664

Net interest income/net interest rate spread (3)			$212,862	1.91%			$246,560	2.14%

Net interest-earning assets/net interest margin (4)	$669,176			2.01%	$667,503			2.22%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared to			Compared to
	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005

	Increase (Decrease)			Increase (Decrease)

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$7,179	$5,529	$12,708	$14,664	$11,347	$26,011
Multi-family, commercial real estate and construction	5,877	(191)	5,686	12,221	(2,472)	9,749
Consumer and other loans	(588)	2,085	1,497	(787)	4,350	3,563
Mortgage-backed and other securities	(21,185)	1,191	(19,994)	(44,479)	2,458	(42,021)
Repurchase agreements	—	935	935	(699)	1,828	1,129
FHLB-NY stock	209	(62)	147	141	522	663

Total	(8,508)	9,487	979	(18,939)	18,033	(906)

Interest-bearing liabilities:
Savings	(426)	—	(426)	(818)	—	(818)
Money market	(697)	41	(656)	(1,358)	253	(1,105)
NOW and demand deposit	(11)	—	(11)	(21)	—	(21)
Liquid CDs	7,086	1,439	8,525	11,671	2,836	14,507
Certificates of deposit	4,313	11,739	16,052	9,758	18,908	28,666
Borrowings	(13,255)	10,781	(2,474)	(28,896)	20,459	(8,437)

Total	(2,990)	24,000	21,010	(9,664)	42,456	32,792

Net change in net interest income	$(5,518)	$(14,513)	$(20,031)	$(9,275)	$(24,423)	$(33,698)

Interest Income

Interest income for the three months ended June 30, 2006 increased $1.0 million to $271.2 million, from $270.2 million for the three months ended June 30, 2005. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.15% for the three months ended June 30, 2006, from 4.91% for the three months ended June 30, 2005, partially offset by a decrease of $956.0 million in the average balance of interest-earning assets to $21.06 billion for the three months ended June 30, 2006, from $22.01 billion for the three months ended June 30, 2005. The increase in the average yield on interest-earning assets was primarily the result of rising interest rates. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed and other securities, partially offset by an increase in the average balance of mortgage loans.

Interest income on one-to-four family mortgage loans increased $12.7 million to $125.6 million for the three months ended June 30, 2006, from $112.9 million for the three months ended June 30, 2005, which was primarily the result of an increase of $577.7 million in the average balance of such loans, coupled with an increase in the average yield to 5.06% for the three months ended

June 30, 2006, from 4.83% for the three months ended June 30, 2005. The increase in the average balance of one-to-four family mortgage loans is the result of the levels of originations and purchases which have outpaced the levels of repayments over the past year. The increase in the average yield on one-to-four family mortgage loans is primarily due to the impact of the rising interest rate environment on our adjustable rate mortgage loans, coupled with a slight decrease in net premium amortization, primarily due to lower repayment levels.

Interest income on multi-family, commercial real estate and construction loans increased $5.7 million to $64.0 million for the three months ended June 30, 2006, from $58.3 million for the three months ended June 30, 2005, which was primarily the result of an increase of $387.0 million in the average balance of such loans, slightly offset by a decrease in the average yield to 6.07% for the three months ended June 30, 2006, from 6.09% for the three months ended June 30, 2005. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the levels of originations, which have outpaced the levels of repayments. Repayment activity within this portfolio is generally not as significant as in our one-to-four family mortgage loan portfolio due, in part, to the prepayment penalties associated with these loans. The decrease in the average yield on multi-family, commercial real estate and construction loans is primarily due to a decrease of $362,000 in prepayment penalties to $1.8 million for the three months ended June 30, 2006 compared to $2.2 million for the three months ended June 30, 2005.

Interest income on consumer and other loans increased $1.5 million to $9.0 million for the three months ended June 30, 2006, from $7.5 million for the three months ended June 30, 2005, primarily due to an increase in the average yield to 7.32% for the three months ended June 30, 2006, from 5.64% for the three months ended June 30, 2005, partially offset by a decrease of $39.2 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 200 basis points during 2005 and 100 basis points during the first half of 2006. Home equity lines of credit represented 91.5% of this portfolio at June 30, 2006.

Interest income on mortgage-backed and other securities decreased $20.0 million to $68.5 million for the three months ended June 30, 2006, from $88.5 million for the three months ended June 30, 2005. This decrease was primarily the result of a decrease of $1.90 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.49% for the three months ended June 30, 2006, from 4.43% for the three months ended June 30, 2005. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

Interest income for the six months ended June 30, 2006 decreased $906,000 to $542.4 million, from $543.3 million for the six months ended June 30, 2005. This decrease was primarily the result of a decrease of $1.07 billion in the average balance of interest-earning assets to $21.13 billion for the six months ended June 30, 2006, from $22.20 billion for the six months ended June 30, 2005, substantially offset by an increase in the average yield on interest-earning assets to 5.13% for the six months ended June 30, 2006, from 4.90% for the six months ended June 30, 2005.

Interest income on one-to-four family mortgage loans increased $26.0 million to $250.5 million for the six months ended June 30, 2006, from $224.5 million for the six months ended June 30, 2005, which was primarily the result of an increase of $598.8 million in the average balance of such loans, coupled with an increase in the average yield to 5.06% for the six months ended June

30, 2006, from 4.82% for the six months ended June 30, 2005. Net premium amortization on one-to-four family mortgage loans decreased $1.5 million to $8.1 million for the six months ended June 30, 2006, from $9.6 million for the six months ended June 30, 2005.

Interest income on multi-family, commercial real estate and construction loans increased $9.7 million to $126.2 million for the six months ended June 30, 2006, from $116.5 million for the six months ended June 30, 2005, which was primarily the result of an increase of $398.8 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.08% for the six months ended June 30, 2006, from 6.21% for the six months ended June 30, 2005. Prepayment penalties decreased $2.2 million to $3.7 million for the six months ended June 30, 2006, from $5.9 million for the six months ended June 30, 2005.

Interest income on consumer and other loans increased $3.5 million to $17.8 million for the six months ended June 30, 2006, from $14.3 million for the six months ended June 30, 2005, primarily due to an increase in the average yield to 7.15% for the six months ended June 30, 2006, from 5.42% for the six months ended June 30, 2005, partially offset by a decrease of $27.8 million in the average balance of the portfolio.

Interest income on mortgage-backed and other securities decreased $42.0 million to $140.4 million for the six months ended June 30, 2006, from $182.4 million for the six months ended June 30, 2005. This decrease was primarily the result of a decrease of $2.00 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.48% for the six months ended June 30, 2006, from 4.42% for the six months ended June 30, 2005.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2006 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2006, previously discussed.

Interest Expense

Interest expense for the three months ended June 30, 2006 increased $21.0 million to $169.9 million, from $148.9 million for the three months ended June 30, 2005. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.33% for the three months ended June 30, 2006, from 2.79% for the three months ended June 30, 2005, partially offset by a decrease of $941.4 million in the average balance of interest-bearing liabilities to $20.39 billion for the three months ended June 30, 2006, from $21.33 billion for the three months ended June 30, 2005. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of the increase in short- and medium-term interest rates over the past year on our Liquid CDs, certificates of deposit and borrowings, coupled with the impact of the increases in the average balances of Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products. The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $23.4 million to $90.5 million for the three months ended June 30, 2006, from $67.1 million for the three months ended June 30, 2005, primarily due to an increase in the average cost of total deposits to 2.80% for the three months ended June 30, 2006, from 2.13% for the three months ended June 30, 2005, coupled with an increase of $382.4 million in the average balance of total deposits. As previously discussed, the increase in the average cost of total deposits was primarily due to the impact of rising interest rates on our Liquid CDs and certificates of deposit, coupled with the increases in the average balances of those deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of Liquid CDs and certificates of deposit, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued intense competition for these types of deposits. As previously discussed, the decreases in savings and money market accounts may be indicative of increasing consumer demand for higher yielding investment alternatives in the rising interest rate environment. We do not expect to change our pricing discipline for these types of deposits.

Interest expense on certificates of deposit increased $16.0 million to $76.1 million for the three months ended June 30, 2006, from $60.1 million for the three months ended June 30, 2005, primarily due to an increase in the average cost to 4.07% for the three months ended June 30, 2006, from 3.43% for the three months ended June 30, 2005, coupled with an increase of $480.2 million in the average balance. During the three months ended June 30, 2006, $1.91 billion of certificates of deposit, with a weighted average rate of 3.61% and a weighted average maturity at inception of eighteen months, matured and $1.83 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.83% and a weighted average maturity at inception of thirteen months. Interest expense on Liquid CDs increased $8.5 million to $10.4 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005, primarily due to an increase of $674.8 million in the average balance, coupled with an increase in the average cost to 4.30% for the three months ended June 30, 2006, from 2.57% for the three months ended June 30, 2005. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing campaigns and competitive pricing strategies which focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowings for the three months ended June 30, 2006 decreased $2.5 million to $79.3 million, from $81.8 million for the three months ended June 30, 2005, resulting from a decrease of $1.32 billion in the average balance, partially offset by an increase in the average cost to 4.27% for the three months ended June 30, 2006, from 3.74% for the three months ended June 30, 2005. The decrease in the average balance of borrowings was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowings reflects the impact of rising interest rates over the past year on our borrowings.

Interest expense for the six months ended June 30, 2006 increased $32.7 million to $329.5 million, from $296.8 million for the six months ended June 30, 2005. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.22% for the six months ended June 30, 2006, from 2.76% for the six months ended June 30, 2005, and an increase in the average balance of deposits, partially offset by a decrease in the average balance of borrowings. The average balance of total interest-bearing liabilities decreased $1.07 billion to $20.46 billion for the six months ended June 30, 2006, from $21.53 billion for the six months ended June 30, 2005.

Interest expense on deposits increased $41.3 million to $173.3 million for the six months ended June 30, 2006, from $132.0 million for the six months ended June 30, 2005, primarily due to an increase in the average cost of total deposits to 2.68% for the six months ended June 30, 2006, from 2.11% for the six months ended June 30, 2005, coupled with an increase of $406.4 million in the average balance of total deposits.

Interest expense on certificates of deposit increased $28.6 million to $147.6 million for the six months ended June 30, 2006, from $119.0 million for the six months ended June 30, 2005, primarily due to an increase in the average cost to 3.93% for the six months ended June 30, 2006, from 3.41% for the six months ended June 30, 2005, coupled with an increase of $548.4 million in the average balance. During the six months ended June 30, 2006, $3.22 billion of certificates of deposit, with a weighted average rate of 3.42% and a weighted average maturity at inception of seventeen months, matured and $3.16 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.65% and a weighted average maturity at inception of twelve months. Interest expense on Liquid CDs increased $14.6 million to $17.5 million for the six months ended June 30, 2006, from $2.9 million for the six months ended June 30, 2005, primarily due to an increase of $614.4 million in the average balance, coupled with an increase in the average cost to 4.11% for the six months ended June 30, 2006, from 2.51% for the six months ended June 30, 2005.

Interest expense on borrowings for the six months ended June 30, 2006 decreased $8.4 million to $156.3 million, from $164.7 million for the six months ended June 30, 2005, resulting from a decrease of $1.47 billion in the average balance, partially offset by an increase in the average cost to 4.14% for the six months ended June 30, 2006, from 3.65% for the six months ended June 30, 2005.

The principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2006 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2006, previously discussed.

Provision for Loan Losses

During the three and six months ended June 30, 2006 and 2005, no provision for loan losses was recorded. The allowance for loan losses totaled $81.1 million at June 30, 2006 and $81.2 million at December 31, 2005. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, our charge-off experience and our non-accrual and non-performing loans. The composition of our loan portfolio has remained consistent over the last several years. At June 30, 2006, our loan portfolio was comprised of 68% one-to-four family mortgage loans, 20% multi-family mortgage loans, 8% commercial real estate loans and 4% other loan categories. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. Our non-performing loans, which are comprised primarily of mortgage loans, decreased $10.7 million to $54.3 million, or 0.37% of total loans, at June 30, 2006, from $65.0 million, or 0.45% of total loans, at December 31, 2005. This decrease was primarily due to a reduction in non-performing multi-family mortgage loans as five such loans, totaling $11.7 million, were brought current by the borrowers during the 2006 first quarter and returned to performing status.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net charge-off experience was less than one basis point of average loans outstanding, annualized, for the three and six months ended June 30, 2006 and the six months ended June 30, 2005 and was one basis point of average loans outstanding, annualized, for the three months ended June 30, 2005. Net loan charge-offs totaled $80,000 for the three months ended June 30, 2006, compared to $211,000 for the three months ended June 30, 2005, and $96,000 for the six months ended June 30, 2006, compared to $239,000 for the six months ended June 30, 2005. In addition to our consistent charge-off experience, general economic conditions in our market area remained consistent with prior periods. Based on the foregoing factors, our 2006 analyses did not indicate that a change in our allowance for loan losses was warranted.

The allowance for loan losses as a percentage of non-performing loans increased to 149.31% at June 30, 2006, from 124.81% at December 31, 2005, primarily due to the decrease in non-performing loans from December 31, 2005 to June 30, 2006. The allowance for loan losses as a percentage of total loans was 0.55% at June 30, 2006 and 0.56% at December 31, 2005. For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the three months ended June 30, 2006 increased $3.2 million to $25.7 million, from $22.5 million for the three months ended June 30, 2005, primarily due to an increase in mortgage banking income, net. For the six months ended June 30, 2006, non-interest income decreased $2.7 million to $44.6 million, from $47.3 million for the six months ended June 30, 2005, primarily due to a decrease in other non-interest income, partially offset by increases in mortgage banking income, net, and customer service fees.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, increased $3.7 million to $2.1 million for the three months ended June 30, 2006, from mortgage banking loss, net, of $1.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, mortgage banking income, net, increased $2.2 million to $3.6 million, from $1.4 million for the six months ended June 30, 2005. These increases were primarily due to recoveries of the valuation allowance for the impairment of MSR. For the three months ended June 30, 2006, we recorded a recovery of $1.3 million, compared to a provision of $2.5 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, we recorded a recovery of $2.0 million, compared to a provision of $67,000 for the six months ended June 30, 2005. The recoveries recorded for the three and six months ended June 30, 2006 reflect a decrease in projected loan prepayment speeds at June 30, 2006, compared to both December 31, 2005 and March 31, 2006, resulting from increases in interest rates. The provisions recorded for the three and six months ended June 30, 2005 were primarily due to an increase in projected loan prepayment speeds as of June 30, 2005, as compared to March 31, 2005, which was a result of the decrease in medium- and long-term interest rates from March 31, 2005 to June 30, 2005. For additional information on our MSR, see “Critical Accounting Policies.”

Other non-interest income decreased $6.0 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in the 2006 first quarter. Customer service fees increased $1.7 million to $33.0 million for the six months ended June 30, 2006, from $31.3 million for the six months ended June 30, 2005. This increase was primarily due to an increase in insufficient fund fees related to transaction accounts resulting from the implementation of an enhanced overdraft protection program in 2005.

Non-Interest Expense

Non-interest expense decreased $2.4 million to $55.2 million for the three months ended June 30, 2006, from $57.6 million for the three months ended June 30, 2005, and decreased $6.6 million to $111.5 million for the six months ended June 30, 2006, from $118.1 million for the six months ended June 30, 2005. These decreases were primarily due to decreases in other expense, compensation and benefits expense and, for the six months ended June 30, 2006, advertising expense, partially offset by increases in occupancy, equipment and systems expense.

Other expense decreased $1.4 million to $8.1 million for the three months ended June 30, 2006, from $9.5 million for the three months ended June 30, 2005, and decreased $3.9 million to $14.9 million for the six months ended June 30, 2006, from $18.8 million for the six months ended June 30, 2005. These decreases were primarily due to decreased legal fees and other costs as a result of the completion of the trial phase of the LISB goodwill litigation in the first half of 2005. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the goodwill litigation.

Compensation and benefits expense decreased $1.5 million, to $28.5 million for the three months ended June 30, 2006, from $30.0 million for the three months ended June 30, 2005, and decreased $2.0 million to $58.8 million for the six months ended June 30, 2006, from $60.8 million for the six months ended June 30, 2005. These decreases were primarily due to decreases in salary expense, primarily due to cost savings associated with the outsourcing of our mortgage loan servicing activities effective December 1, 2005 and other company-wide cost saving initiatives initiated during the 2005 third quarter, and estimated incentive compensation, partially offset by stock-based compensation cost recognized in 2006 reflecting our adoption of SFAS No. 123(R), effective January 1, 2006, and normal performance increases for officers and staff. During 2006 we recognized stock-based compensation cost related to restricted stock and stock options granted to select officers in December 2005 and stock options granted to directors in January 2006. See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the impact of our adoption of SFAS No. 123(R).

Advertising expense decreased $2.0 million to $3.8 million for the six months ended June 30, 2006, from $5.8 million for the six months ended June 30, 2005, primarily due to the introduction of a business banking marketing campaign in the 2005 first quarter, which was not repeated in 2006.

Occupancy, equipment and systems expense increased $510,000 to $16.3 million for the three months ended June 30, 2006, from $15.8 million for the three months ended June 30, 2005, and increased $1.3 million to $33.1 million for the six months ended June 30, 2006, from $31.8 million for the six months ended June 30, 2005. These increases were primarily due to increases in data processing charges resulting from the outsourcing of our mortgage servicing activities.

Our percentage of general and administrative expense to average assets was 1.00% for the three months ended June 30, 2006 and 1.01% for the six months ended June 30, 2006, compared to 1.00% for the three months ended June 30, 2005 and 1.02% for the six months ended June 30, 2005. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 43.46% for the three months ended June 30, 2006 and 43.31% for the six months ended June 30, 2006, compared to 40.01% for the three months ended June 30, 2005 and 40.19% for the six months ended June 30, 2005. The increases in the efficiency ratios for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005, were primarily due to the decreases in net interest income, partially offset by the decreases in non-interest expense, previously discussed.

Income Tax Expense

Income tax expense totaled $24.1 million for the three months ended June 30, 2006, representing an effective tax rate of 33.5%, and $49.3 million for the six months ended June 30, 2006, representing an effective tax rate of 33.8%. Income tax expense totaled $28.9 million for the three months ended June 30, 2005 and $58.9 million for the six months ended June 30, 2005, representing an effective tax rate of 33.5% for the three and six months ended June 30, 2005.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending and the maintenance of sound credit standards for new loan originations have resulted in our maintaining a low level of non-performing assets relative to the size of our loan portfolio. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2006	At December 31, 2005

Non-accrual delinquent mortgage loans (1)	$52,802	$64,351
Non-accrual delinquent consumer and other loans	951	500
Mortgage loans delinquent 90 days or more and still accruing interest (2)	537	176

Total non-performing loans	54,290	65,027
Real estate owned, net (3)	1,071	1,066

Total non-performing assets	$55,361	$66,093

Non-performing loans to total loans	0.37%	0.45%
Non-performing loans to total assets	0.25	0.29
Non-performing assets to total assets	0.25	0.30
Allowance for loan losses to non-performing loans	149.31	124.81
Allowance for loan losses to total loans	0.55	0.56

(1)	Includes multi-family and commercial real estate loans totaling $15.3 million at June 30, 2006 and $28.6 million at December 31, 2005.

(2)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

Non-performing loans, the most significant component of non-performing assets, decreased $10.7 million to $54.3 million at June 30, 2006, from $65.0 million at December 31, 2005. As previously discussed, this decrease was primarily due to a reduction in non-performing multi-family mortgage loans as five such loans, totaling $11.7 million, were brought current by the borrowers during the 2006 first quarter and returned to performing status. At June 30, 2006, non-performing multi-family loans totaled $13.6 million and non-performing one-to-four family mortgage loans totaled $37.6 million. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans decreased to 0.37% at June 30, 2006, from 0.45% at December 31, 2005. Our ratio of non-performing assets to total assets decreased to 0.25% at June 30, 2006, from 0.30% at December 31, 2005.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At June 30, 2006, $11.5 million of mortgage loans classified as non-performing had missed only two payments, compared to $28.1 million at December 31, 2005. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.7 million for the six months ended June 30, 2006 and $855,000 for the six months ended June 30, 2005. This compares to actual payments recorded as interest income, with respect to such loans, of $508,000 for the six months ended June 30, 2006 and $325,000 for the six months ended June 30, 2005.

In addition to the non-performing loans, we had $430,000 of potential problem loans at June 30, 2006, compared to $813,000 at December 31, 2005. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

	At June 30, 2006				At December 31, 2005

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Mortgage loans:
One-to-four family	2	$30	154	$37,586	6	$174	152	$35,727
Multi-family	—	—	18	13,597	1	101	26	26,256
Commercial real estate	—	—	4	2,156	—	—	6	2,544
Consumer and other loans	18	400	36	951	47	538	47	500

Total delinquent loans	20	$430	212	$54,290	54	$813	231	$65,027

Delinquent loans to total loans		0.00%		0.37%		0.01%		0.45%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the six months ended June 30, 2006.

(In Thousands)
Balance at December 31, 2005	$81,159
Provision charged to operations	—
Charge-offs:
One-to-four family	(77)
Consumer and other loans	(181)

Total charge-offs	(258)

Recoveries:
One-to-four family	13
Consumer and other loans	149

Total recoveries	162

Net charge-offs	(96)

Balance at June 30, 2006	$81,063

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at June 30, 2006 was negative 14.13%. This compares to a one-year cumulative gap of negative 6.79% at December 31, 2005. The change in our one-year cumulative gap is primarily attributable to a decrease in projected mortgage loan and securities repayments as a result of rising interest rates, coupled with the increase in Liquid CDs.

The Gap Table does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. As previously discussed, we have $2.48 billion of borrowings which are callable within the next twelve months and at various times thereafter. In the Gap Table, callable borrowings are classified according to their maturity dates, which is reflective of our general experience through June 30, 2006. Although it has not been our experience that the counterparties have exercised their right to call these borrowings, further interest rate increases may result in these borrowings being called.

	At June 30, 2006

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$3,835,556	$5,454,344	$4,334,419	$408,223	$14,032,542
Consumer and other loans (1)	437,068	21,987	9,168	—	468,223
Repurchase agreements	148,570	—	—	—	148,570
Securities available-for-sale	282,414	673,528	631,204	182,085	1,769,231
Securities held-to-maturity	1,143,430	2,013,321	1,072,066	2,278	4,231,095
FHLB-NY stock	—	—	—	137,355	137,355

Total interest-earning assets	5,847,038	8,163,180	6,046,857	729,941	20,787,016
Net unamortized purchase premiums and deferred costs (2)	25,062	30,515	25,004	2,304	82,885

Net interest-earning assets (3)	5,872,100	8,193,695	6,071,861	732,245	20,869,901

Interest-bearing liabilities:
Savings	300,038	499,998	499,998	1,052,889	2,352,923
Money market	240,010	147,816	147,816	1,960	537,602
NOW and demand deposit	106,027	212,058	212,058	1,005,690	1,535,833
Liquid CDs	1,117,478	—	—	—	1,117,478
Certificates of deposit	4,390,642	2,693,557	442,632	21,565	7,548,396
Borrowings, net	2,806,317	4,018,764	—	377,581	7,202,662

Total interest-bearing liabilities	8,960,512	7,572,193	1,302,504	2,459,685	20,294,894

Interest sensitivity gap	(3,088,412)	621,502	4,769,357	(1,727,440)	$575,007

Cumulative interest sensitivity gap	$(3,088,412)	$(2,466,910)	$2,302,447	$575,007

Cumulative interest sensitivity gap as a percentage of total assets	(14.13)%	(11.28)%	10.53%	2.63%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	65.53%	85.08%	112.91%	102.83%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.

(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2006 would decrease by approximately 8.37% from the base projection. At December 31, 2005, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have decreased by approximately 5.94% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2006 would increase by approximately 1.93% from the base projection. At December 31, 2005, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have increased by approximately 2.12% from the base projection. As previously discussed, we have $2.48 billion of borrowings which are callable within the next twelve months and at various times thereafter. In the June 30, 2006 NII sensitivity analysis, we have assumed in the up 200 basis point scenario that these borrowings will be called and refinanced, whereas in the comparable December 31, 2005 analysis we assumed that these borrowings would not be called.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance, changes in the fair value of MSR and the mark-to-market adjustments on certain derivative instruments. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2006 would increase by approximately $3.2 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2006 would decrease by approximately $7.8 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2005 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about February 24, 2005, the Attorney General of the State of New York, or the Attorney General, served on Astoria Federal a subpoena duces tecum, or the Subpoena, seeking documents and information concerning, among other things, our contractual relationship with Independent Financial Marketing Group, Inc., or IFMG, IFMG Securities, Inc. and IFS Agencies, Inc., and the marketing and sale of Alternative Investment Products (i.e., financial products that are not bank instruments insured by the Federal Deposit Insurance Corporation). On several occasions thereafter in 2005 and 2006, the Attorney General supplemented the Subpoena with requests for additional documents and information.

On July 13, 2006, the SEC issued an order instituting administrative and cease-and-desist proceedings, making findings, and imposing remedial sanctions and a cease-and-desist order against IFMG Securities, Inc. for failing to disclose adequately material information to its customers in the offer and sale of mutual fund shares and variable insurance products. The SEC simultaneously accepted IFMG Securities, Inc.’s offer of settlement, in which IFMG Securities, Inc. consented to the entry of the order without admitting or denying the findings contained therein.

Our contractual arrangements with IFMG and its related entities impose on them compliance, disclosure and oversight-related obligations in connection with their sale of Alternative Investment Products to our customers at our branch locations. In this regard, we believe we are in full compliance with the Interagency Statement on Retail Sales of Nondeposit

Investment Products issued by the federal bank regulatory authorities and Part 536 of the OTS Regulations regarding Consumer Protection in the Sale of Insurance. As a result of the contractual agreements we have with IFMG and its related entities, we believe we will be entitled to indemnification from IFMG, IFMG Securities, Inc. and/or IFS Agencies, Inc. should proceedings be commenced against us with respect to these matters.

Neither the Company nor Astoria Federal was contacted by the SEC in connection with its investigation of or settlement with IFMG Securities, Inc. We are cooperating with the Attorney General’s inquiry. No charges of wrongdoing on our part in connection with the sale of Alternative Investment Products have been filed by the Attorney General against us. Given the current status of the inquiry, no assurance can be given as to when the inquiry may be concluded, the ultimate result of the inquiry or any potential impact on our financial condition or results of operations.

ITEM 1A. Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2005 Annual Report on Form 10-K. There has been no material change in risk factors relevant to our operations since December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

April 1, 2006 through
April 30, 2006	950,000	$30.69	950,000	6,832,300
May 1, 2006 through
May 31, 2006	870,000	$30.51	870,000	5,962,300
June 1, 2006 through
June 30, 2006	395,000	$30.48	395,000	5,567,300

Total	2,215,000	$30.58	2,215,000

All of the shares repurchased during the three months ended June 30, 2006 were repurchased under our eleventh stock repurchase plan, approved by our Board of Directors on December 21, 2005, which authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, over a two year period in open-market or privately negotiated transactions.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders, referred to as the Annual Meeting, was held May 17, 2006. At the Annual Meeting, our shareholders re-elected Gerard C. Keegan, Andrew M. Burger, Denis J. Connors and Thomas J. Donahue as directors, each to serve for a three year term. In all cases, directors serve until their respective successors are duly elected and qualified. The shareholders also ratified our appointment of KPMG LLP as our independent registered public accounting firm for our 2006 fiscal year.

The number of votes cast with respect to each matter acted upon at the Annual Meeting was as follows:

(a)	Election of Directors:

	For	Withheld

Gerard C. Keegan	83,370,935	11,088,498
Andrew M. Burger	85,002,116	9,457,317
Denis J. Connors	83,517,812	10,941,621
Thomas J. Donahue	85,080,954	9,378,479

There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(b)	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of Astoria Financial Corporation for the 2006 fiscal year:

For:	92,767,945
Against:	893,037
Abstained:	798,451

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

Astoria Financial Corporation

Dated:	August 8, 2006	By:	/s/	Monte N. Redman

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