Form 10-Q
period 2006-09-30
ASTORIA FINANCIAL CORP
filed 2006-11-07
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 31, 2006

.01 Par Value	99,110,578

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(In Thousands, Except Share Data)	(Unaudited) At September 30, 2006	At December 31, 2005

ASSETS:
Cash and due from banks	$152,735	$169,234
Repurchase agreements	54,660	182,803
Available-for-sale securities:
Encumbered	1,361,492	1,598,320
Unencumbered	255,969	243,031

	1,617,461	1,841,351
Held-to-maturity securities, fair value of $3,878,082 and $4,627,013, respectively:
Encumbered	3,718,864	4,500,867
Unencumbered	262,198	230,086

	3,981,062	4,730,953
Federal Home Loan Bank of New York stock, at cost	139,349	145,247
Loans held-for-sale, net	14,629	23,651
Loans receivable:
Mortgage loans, net	14,286,640	13,879,804
Consumer and other loans, net	459,245	512,489

	14,745,885	14,392,293
Allowance for loan losses	(79,930)	(81,159)

Loans receivable, net	14,665,955	14,311,134
Mortgage servicing rights, net	16,167	16,502
Accrued interest receivable	80,341	80,318
Premises and equipment, net	146,077	151,494
Goodwill	185,151	185,151
Bank owned life insurance	381,886	382,613
Other assets	163,655	159,820

Total assets	$21,599,128	$22,380,271

LIABILITIES:
Deposits:
Savings	$2,209,535	$2,510,897
Money market	478,932	648,730
NOW and demand deposit	1,466,725	1,569,859
Liquid certificates of deposit	1,402,562	619,784
Certificates of deposit	7,619,252	7,461,185

Total deposits	13,177,006	12,810,455
Reverse repurchase agreements	4,780,000	5,780,000
Federal Home Loan Bank of New York advances	1,628,527	1,724,000
Other borrowings, net	415,832	433,526
Mortgage escrow funds	165,816	124,929
Accrued expenses and other liabilities	170,768	157,134

Total liabilities	20,337,949	21,030,044

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; (5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value; (200,000,000 shares authorized; 166,494,888 shares issued; and 99,326,924 and 104,967,280 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	837,567	824,102
Retained earnings	1,839,443	1,774,924
Treasury stock (67,167,964 and 61,527,608 shares, at cost, respectively)	(1,350,189)	(1,171,604)
Accumulated other comprehensive loss	(44,421)	(49,536)
Unallocated common stock held by ESOP (6,246,454 and 6,465,273 shares, respectively)	(22,886)	(23,688)
Deferred compensation	—	(5,636)

Total stockholders’ equity	1,261,179	1,350,227

Total liabilities and stockholders’ equity	$21,599,128	$22,380,271

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

(In Thousands, Except Share Data)	2006	2005	2006	2005

Interest income:
Mortgage loans:
One-to-four family	$127,735	$115,118	$378,226	$339,598
Multi-family, commercial real estate and construction	65,933	60,951	192,178	177,447
Consumer and other loans	9,099	8,199	26,918	22,455
Mortgage-backed and other securities	64,946	82,072	205,373	264,520
Repurchase agreements	1,266	1,056	5,205	3,866
Federal Home Loan Bank of New York stock	2,049	1,577	5,535	4,400

Total interest income	271,028	268,973	813,435	812,286

Interest expense:
Deposits	102,103	71,903	275,357	203,928
Borrowings	78,258	78,534	234,549	243,262

Total interest expense	180,361	150,437	509,906	447,190

Net interest income	90,667	118,536	303,529	365,096
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	90,667	118,536	303,529	365,096

Non-interest income:
Customer service fees	16,170	17,798	49,208	49,049
Other loan fees	983	1,397	2,755	3,643
Mortgage banking income, net	181	3,703	3,810	5,067
Income from bank owned life insurance	3,957	4,070	12,063	12,435
Other	1,573	1,404	(348)	5,446

Total non-interest income	22,864	28,372	67,488	75,640

Non-interest expense:
General and administrative:
Compensation and benefits	27,584	31,060	86,423	91,817
Occupancy, equipment and systems	16,104	15,978	49,209	47,790
Federal deposit insurance premiums	414	432	1,263	1,327
Advertising	1,839	1,765	5,668	7,540
Other	7,374	8,680	22,280	27,516

Total non-interest expense	53,315	57,915	164,843	175,990

Income before income tax expense	60,216	88,993	206,174	264,746
Income tax expense	19,122	29,814	68,383	88,692

Net income	$41,094	$59,179	$137,791	$176,054

Basic earnings per common share	$0.44	$0.59	$1.44	$1.72

Diluted earnings per common share	$0.43	$0.57	$1.40	$1.69

Dividends per common share	$0.24	$0.20	$0.72	$0.60

Basic weighted average common shares	93,944,367	101,058,022	95,563,670	102,149,797
Diluted weighted average common and common equivalent shares	96,489,271	103,088,233	98,137,080	104,069,045

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2006

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Deferred Compensation

Balance at December 31, 2005	$1,350,227	$1,665	$824,102	$1,774,924	$(1,171,604)	$(49,536)	$(23,688)	$(5,636)

Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	(1,890)	(3,746)	—	—	5,636

Comprehensive income:
Net income	137,791	—	—	137,791	—	—	—	—
Other comprehensive income, net of tax:
Net unrealized gain on securities	4,971	—	—	—	—	4,971	—	—
Reclassification of loss on cash flow hedge	144	—	—	—	—	144	—	—

Comprehensive income	142,906

Common stock repurchased (6,515,000 shares)	(195,661)	—	—	—	(195,661)	—	—	—

Dividends on common stock ($0.72 per share)	(68,948)	—	—	(68,948)	—	—	—	—

Exercise of stock options and related tax benefit (1,071,472 shares issued)	23,026	—	4,638	(2,434)	20,822	—	—	—

Stock-based compensation and allocation of ESOP stock	9,629	—	8,827	—	—	—	802	—

Balance at September 30, 2006	$1,261,179	$1,665	$837,567	$1,839,443	$(1,350,189)	$(44,421)	$(22,886)	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,

(In Thousands)	2006	2005

Cash flows from operating activities:
Net income	$137,791	$176,054
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	10,644	13,336
Net amortization on consumer and other loans, other securities and borrowings	3,325	3,550
Net provision for real estate losses	121	56
Depreciation and amortization	10,426	10,488
Net gain on sales of loans	(1,683)	(2,750)
Originations of loans held-for-sale	(182,174)	(286,632)
Proceeds from sales and principal repayments of loans held-for-sale	192,922	285,064
Stock-based compensation and allocation of ESOP stock	9,629	7,774
Increase in accrued interest receivable	(23)	(1,107)
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	335	(415)
Insurance proceeds received, net of income from bank owned life insurance	727	(3,882)
Increase in other assets	(8,730)	(5,494)
Increase in accrued expenses and other liabilities	15,396	46,199

Net cash provided by operating activities	188,706	242,241

Cash flows from investing activities:
Originations of loans receivable	(2,140,222)	(2,594,658)
Loan purchases through third parties	(266,085)	(642,358)
Principal payments on loans receivable	2,026,354	2,375,145
Proceeds from sales of non-performing loans	10,148	—
Purchases of securities held-to-maturity	—	(177,599)
Purchases of securities available-for-sale	(25)	(25)
Principal payments on securities held-to-maturity	750,831	1,368,629
Principal payments on securities available-for-sale	233,158	415,953
Net redemptions of FHLB-NY stock	5,898	40,555
Proceeds from sales of real estate owned, net	1,222	1,263
Purchases of premises and equipment, net of proceeds from sales	(5,009)	(4,564)

Net cash provided by investing activities	616,270	782,341

Cash flows from financing activities:
Net increase in deposits	366,551	482,393
Net decrease in borrowings with original terms of three months or less	(291,473)	(1,303,000)
Proceeds from borrowings with original terms greater than three months	550,000	700,000
Repayments of borrowings with original terms greater than three months	(1,374,000)	(770,000)
Net increase in mortgage escrow funds	40,887	42,353
Common stock repurchased	(195,661)	(110,030)
Cash dividends paid to stockholders	(68,948)	(61,309)
Cash received for stock options exercised	18,388	10,572
Excess tax benefits from share-based payment arrangements	4,638	—

Net cash used in financing activities	(949,618)	(1,009,021)

Net (decrease) increase in cash and cash equivalents	(144,642)	15,561
Cash and cash equivalents at beginning of period	352,037	406,387

Cash and cash equivalents at end of period	$207,395	$421,948

Supplemental disclosures:
Cash paid during the period:
Interest	$503,714	$448,222

Income taxes	$65,165	$75,262

Additions to real estate owned	$702	$1,695

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2006 and December 31, 2005, our results of operations for the three and nine months ended September 30, 2006 and 2005, changes in our stockholders’ equity for the nine months ended September 30, 2006 and our cash flows for the nine months ended September 30, 2006 and 2005. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2006 and December 31, 2005, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2005 audited consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended September 30,

	2006		2005

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS

Net income	$41,094	$41,094	$59,179	$59,179

Total weighted average basic common shares outstanding	93,944	93,944	101,058	101,058
Effect of dilutive securities:
Options	—	2,500	—	2,030
Restricted stock	—	45	—	—

Total weighted average basic and diluted common shares outstanding	93,944	96,489	101,058	103,088

Net earnings per common share	$0.44	$0.43	$0.59	$0.57

	For the Nine Months Ended September 30,

	2006		2005

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS

Net income	$137,791	$137,791	$176,054	$176,054

Total weighted average basic common shares outstanding	95,564	95,564	102,150	102,150
Effect of dilutive securities:
Options	—	2,544	—	1,919
Restricted stock	—	29	—	—

Total weighted average basic and diluted common shares outstanding	95,564	98,137	102,150	104,069

Net earnings per common share	$1.44	$1.40	$1.72	$1.69

(1)

Options to purchase 1,224,100 shares of common stock were outstanding as of September 30, 2006, but were not included in the computation of diluted EPS because the options were anti-dilutive for the three and nine months ended September 30, 2006.

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

Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock incentive plans. Accordingly, no stock-based compensation cost was reflected in net income for stock option grants, as all options granted under our stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we recognized stock-based compensation cost during the 2005 fourth quarter related to restricted stock grants and the acceleration of vesting of certain stock option grants. The purpose of the acceleration of vesting of certain stock option grants was to eliminate compensation expense associated with these options in future periods upon our adoption of SFAS No. 123(R). The accelerated vesting eliminated pre-tax compensation expense of approximately $10.4 million, which would have been recognized in future periods, including approximately $1.7 million for the three months ended September 30, 2006, approximately $5.0 million for the nine months ended September 30, 2006 and approximately $6.7 million for the year ending December 31, 2006. See Note 16 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2005 Annual Report on Form 10-K for a further discussion of the acceleration of vesting of certain stock option grants.

As a result of our adoption of SFAS No. 123(R), our net income was reduced by stock-based compensation expense recognized for our December 2005 option grants to employees and our January 2006 option grants to directors totaling $271,000, net of taxes of $196,000, for the three months ended September 30, 2006, and $974,000, net of taxes of $706,000, for the nine months ended September 30, 2006. Additional compensation expense to be recognized with respect to our December 2005 option grants will further reduce our net income over the remainder of 2006 by approximately $271,000. Additional equity grants that may be made in 2006 will also result in compensation expense.

Stock-based compensation expense recognized for stock options and restricted stock for the three months ended September 30, 2006 totaled $534,000, net of taxes of $387,000, and totaled $1.8 million, net of taxes of $1.3 million, for the nine months ended September 30, 2006. The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the three and nine months ended September 30, 2005.

(In Thousands, Except Per Share Data)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net income:
As reported	$59,179	$176,054
Add: Total stock-based compensation expense included in net income as reported	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax benefit of $845 and $2,744, respectively	1,501	4,811

Pro forma	$57,678	$171,243

Basic earnings per common share:
As reported	$0.59	$1.72

Pro forma	$0.57	$1.68

Diluted earnings per common share:
As reported	$0.57	$1.69

Pro forma	$0.56	$1.64

The following disclosures, which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 123(R) in the first quarter of 2006.

In 2005, we adopted the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Incentive Plan. In 1999, we adopted the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors’ Option Plan. As a result of the adoption of these plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for option, restricted stock and/or stock appreciation right grants was 5,250,000 under the 2005 Employee Stock Incentive Plan. The number of shares reserved for option grants was 525,000 under the 1999 Directors’ Option Plan. At September 30, 2006, remaining shares available for issuance of future grants totaled 3,829,072 under the 2005 Employee Stock Incentive Plan and 69,000 under the 1999 Directors’ Option Plan. In general, option grants occur annually in December for employees upon approval by our board of directors on the date of their regular monthly meeting and in January for outside directors.

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

Prior to our adoption of SFAS No. 123(R), we “recognized” compensation cost for purposes of the pro forma disclosures required by SFAS No. 123 over the stated vesting period regardless of whether or not an employee was retirement-eligible. As a result of our adoption of SFAS No. 123(R), the fair value of future awards of equity instruments to retirement-eligible employees will be recognized as compensation cost on the grant date, as the vesting conditions are considered non-substantive because upon retirement, the award vests immediately regardless of the award’s stated vesting period. We recognized pre-tax stock-based compensation cost related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of SFAS 123(R) totaling $271,000 for the three months ended September 30, 2006 and $812,000 for the nine months ended September 30, 2006. At September 30, 2006, compensation cost of approximately $2.5 million will be recognized over the remaining stated vesting period for such awards granted to retirement-eligible employees.

In December 2005, 196,828 shares of restricted stock were granted to select officers with a fair value of $29.02 per share on the grant date. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. We recognized pre-tax compensation expense related to restricted stock grants of $454,000 for the three months ended September 30, 2006 and $1.4 million for the nine months ended September 30, 2006. There was no other restricted stock activity during the nine months ended September 30, 2006 and 2005.

Option activity in our stock incentive plans for the nine months ended September 30, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2006	11,128,700	$20.50
Granted	54,000	29.79
Exercised	(1,071,472)	(17.16)

Outstanding at September 30, 2006	10,111,228	20.90

Options exercisable at September 30, 2006	8,887,128	19.78

At September 30, 2006, there were 10,111,228 options outstanding, with a weighted average exercise price of $20.90 per share, a weighted average remaining contractual term of approximately 5.8 years and an aggregate intrinsic value of approximately $100.3 million. Of the total options outstanding, 8,887,128 options were exercisable, with a weighted average exercise price of $19.78 per share, a weighted average remaining contractual term of approximately 5.8 years and an aggregate intrinsic value of approximately $98.1 million. At September 30, 2006, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $8.7 million and will be recognized over a weighted average period of approximately 2.3 years.

During the three months ended September 30, 2006, 91,489 options were exercised with a total intrinsic value of $936,000 and during the nine months ended September 30, 2006, 1,071,472 options were exercised with a total intrinsic value of $13.7 million. During the three months ended September 30, 2005, 193,654 options were exercised with a total intrinsic value of $2.3 million and during the nine months ended September 30, 2005, 707,681 options were exercised with a total intrinsic value of $8.3 million. Shares issued upon the exercise of stock options are issued from treasury stock. We have an adequate number of treasury shares available for future stock option exercises.

In January 2006, 54,000 options were granted to outside directors with a grant date fair value of $5.16 per share and in January 2005, 60,000 options were granted to outside directors with a grant date fair value of $5.36 per share. There were no other options granted during the nine months ended September 30, 2006 and 2005. The per share fair value of option grants was estimated on the grant dates using the Black-Scholes option pricing model with the following assumptions:

	For the Nine Months Ended September 30,

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

	Pension Benefits		Other Postretirement Benefits

	For the Three Months Ended September 30,		For the Three Months Ended September 30,

(In Thousands)	2006	2005	2006	2005

Service cost	$864	$821	$150	$137
Interest cost	2,546	2,460	283	261
Expected return on plan assets	(3,039)	(2,932)	—	—
Amortization of prior service cost	92	126	42	10
Recognized net actuarial loss	796	644	—	—

Net periodic cost	$1,259	$1,119	$475	$408

	Pension Benefits		Other Postretirement Benefits

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,

(In Thousands)	2006	2005	2006	2005

Service cost	$2,593	$2,529	$450	$411
Interest cost	7,638	7,562	849	783
Expected return on plan assets	(9,117)	(9,038)	—	—
Amortization of prior service cost	276	297	126	30
Recognized net actuarial loss	2,390	1,993	—	—

Net periodic cost	$3,780	$3,343	$1,425	$1,224

5. Goodwill Litigation

We are a party to two actions pending in the U.S. Court of Federal Claims against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

The trial in one of the actions, which is entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, concluded on July 7, 2005 and the Court, on September 15, 2005, rendered a decision awarding us $435.8 million in damages from the U.S. government. On December 14, 2005, the United States filed an appeal of such decision. The appeal remains pending before the United States Court of Appeals for the Federal Circuit. Oral arguments for the appeal were completed in October 2006. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. No portion of the $435.8 million award has been recognized in our consolidated financial statements. Legal expense has been recognized as it was incurred.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The Court, on August 22, 2006, denied the U.S. government’s motion for summary judgment related to damages. The Court has scheduled the trial of this action to commence on April 19, 2007.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation.

6. Impact of Accounting Standards and Interpretations

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to: (1) recognize the overfunded or underfunded status of a defined benefit postretirement plan, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of financial position; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end statement of financial position. SFAS No. 158 also requires additional disclosures related to net actuarial gains or losses, prior service costs or credits and transition assets or obligations and their impact on comprehensive income and net periodic benefit cost. SFAS No. 158 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related accounting literature. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its statement of financial position or how it determines the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure defined benefit plan assets and obligations as of the date of an employers’ year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Based on the funded status of our plans at December 31, 2005, our adoption of SFAS No. 158 would decrease total assets by $14.0 million, increase total liabilities by $16.0 million and reduce our stockholders’ equity by $30.0 million. The actual effect of our adoption on December 31, 2006 will depend on the funded status of our plans at that time which, in turn, will depend on factors such as plan asset performance and actuarial assumptions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not expect our adoption of SFAS No. 157 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB ratified a consensus reached by the Emerging Issues Task Force, or EITF, on Issue No. 06-05, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial position should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable that contractual restrictions would limit the amount that could be realized, these contractual limitations should be considered when determining the realizable amounts. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. A policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that would ultimately be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) should be included in the amount that could be realized under the insurance contract. A policyholder should not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. However, if the contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, then the amount that could be realized should be discounted. EITF Issue No. 06-05 is effective for fiscal years beginning after December 15, 2006 and should be applied through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (2) a change in accounting principle through retrospective application to all prior periods. The application of EITF Issue No. 06-05 will not have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect our adoption of FIN 48 to have a material impact on our financial condition or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument is to be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect our adoption of SFAS No. 155 to have a material impact on our financial condition or results of operations.

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

Executive Summary

The following overview should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in its entirety, as well as Part II, Item 1A, “Risk Factors.”

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

During the first half of 2006, the national and local real estate markets, although somewhat weaker than a year ago, continued to support new and existing home sales at reduced levels. There has been a slowdown in the housing market, particularly during the 2006 third quarter, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. The Federal Open Market Committee’s, or FOMC, policy of monetary tightening through seventeen consecutive Federal Funds rate increases from June 2004 through June 2006, resulted in a significant flattening of the U.S. Treasury yield curve in 2005 and a flat-to-inverted yield curve throughout 2006. The pause in Federal Funds rate hikes since June 2006 has reversed the trend of rising U.S. Treasury yields and resulted in a further inversion of the yield curve throughout the quarter ended September 30, 2006. This continued pattern of interest yield curve inversion limits our growth opportunities and continues to put pressure on our net interest margin. As a result, we have continued to pursue our strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Our total loan portfolio increased during the nine months ended September 30, 2006, despite a reduction in mortgage loan originations from previous periods. The previously mentioned higher overall level of interest rates and slowing housing market have also reduced the level of repayment and refinance activity which has enabled us to continue to grow our mortgage loan portfolios.

Total deposits increased during the nine months ended September 30, 2006. This increase was attributable to the growth of our Liquid certificates of deposit, or Liquid CDs, and our certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account during the account’s three month term. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. Liquid CDs and certificates of deposit increased as a result of the continued success of our marketing efforts and competitive pricing strategies which have focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities and borrowings portfolios decreased from December 31, 2005, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the continued flat-to-inverted U.S. Treasury yield curve.

Net income, the net interest margin and the net interest rate spread for the three and nine months ended September 30, 2006 decreased compared to the three and nine months ended September 30, 2005. The decreases in net income were primarily due to decreases in net interest income and non-interest income, partially offset by decreases in non-interest expense. The decreases in net interest income, as well as the decreases in the net interest margin and the net interest rate spread, were primarily the result of increases in interest expense due to the upward repricing of our liabilities which are more sensitive to increases in short-term interest rates than our assets. The interest rate environment, characterized by a flat-to-inverted yield curve, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our Liquid CDs and certificates of deposits. The decrease in non-interest income for the three months ended September 30, 2006 was primarily due to decreases in mortgage banking income, net, customer service fees and other loan fees. The decrease in non-interest income for the nine months ended September 30, 2006 was primarily due to decreases in mortgage banking income, net and other loan fees, coupled with a $5.5 million charge for the termination of our interest rate swap agreements in March 2006. The decreases in non-interest expense were primarily due to decreases in compensation and benefits expense and other expense, and, for the nine months ended September 30, 2006, a decrease in advertising expense, partially offset by an increase in occupancy, equipment and systems expense.

We expect the operating environment to remain very challenging as a result of the prolonged flat-to-inverted U.S. Treasury yield curve that continues to negatively impact our net interest margin and earnings and limits opportunities for profitable growth. We anticipate continued margin compression for the fourth quarter, although the magnitude of the compression should be less than the current quarter. Based on the external economic forecasting model we utilize, which as of October 2006 projected three 25 basis point reductions by the Federal Reserve in 2007 and a gradual flattening of the yield curve, we anticipate our net interest margin should remain relatively stable in 2007. We will, as a result, continue our strategy of shrinking the balance sheet through reductions in the securities and borrowings portfolios through normal cash flow, while we emphasize deposit and loan growth, all of which should continue to improve both the quality of the balance sheet and earnings. While growth opportunities remain limited, we will continue to focus on the repurchase of our stock as a desirable use of capital. These strategies should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2005 Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and stock-based compensation and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies and their application are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2005 Annual Report on Form 10-K.

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

Actual results could differ from our estimates as a result of changes in economic or market conditions. Changes in estimates could result in a material change in the allowance for loan losses. While we believe that the allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

At September 30, 2006, our MSR, net, had an estimated fair value of $16.2 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.03%, a weighted average constant prepayment rate on mortgages of 13.53% and a weighted average life of 5.2 years. At December 31, 2005, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.07%, a weighted average constant prepayment rate on mortgages of 15.84% and a weighted average life of 4.7 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Assuming an increase in interest rates of 100 basis points at September 30, 2006, the estimated fair value of our MSR would have been $3.3 million greater. Assuming a decrease in interest rates of 100 basis points at September 30, 2006, the estimated fair value of our MSR would have been $6.0 million lower.

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards for all awards granted, modified, repurchased or cancelled after January 1, 2006 in accordance with SFAS No. 123(R). For the portion of outstanding awards for which the requisite service was not rendered as of January 1, 2006, the recognition of the cost of employee services is based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. Option grants generally occur annually in December for employees upon approval by our board of directors on the date of their regular monthly meeting and in January for outside directors. See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the impact of our adoption of SFAS No. 123(R).

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At September 30, 2006, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

On September 30, 2006 we performed our annual goodwill impairment test. We determined the fair value of our reporting unit to be in excess of its carrying amount by $1.80 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at September 30, 2006, are based on published or securities dealers’ market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At September 30, 2006, we had 230 securities with an estimated fair value totaling $5.31 billion which had an unrealized loss totaling $180.0 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months. At September 30, 2006, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity. There were no other-than-temporary impairment write-downs during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $3.01 billion for the nine months ended September 30, 2006 and $4.16 billion for the nine months ended September 30, 2005. The decrease in loan and securities repayments was primarily the result of the lower levels of mortgage loan refinance activity during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, as a result of the increase in interest rates compared to the prior year.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $188.7 million for the nine months ended September 30, 2006 and $242.2 million for the nine months ended September 30, 2005. Deposits increased $366.6 million during the nine months ended September 30, 2006 and $482.4 million during the nine months ended September 30, 2005. As previously discussed, the net increases in deposits for the nine months ended September 30, 2006 and 2005 are primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing efforts and competitive pricing strategies which have focused on attracting these types of deposits.

Net borrowings decreased $1.12 billion during the nine months ended September 30, 2006 and $1.37 billion during the nine months ended September 30, 2005. The decreases in net borrowings during the nine months ended September 30, 2006 and 2005 reflect our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the continued flat-to-inverted U.S. Treasury yield curve.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the nine months ended September 30, 2006 totaled $2.36 billion, of which $2.10 billion were originations and $263.3 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2005 totaling $3.28 billion, of which $2.64 billion were originations and $636.4 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $180.7 million during the nine months ended September 30, 2006 and $284.7 million during the nine months ended September 30, 2005. As with our reduced loan prepayments, the reduced levels of loan originations and purchases are indicative of lower overall loan activity in response to higher interest rates.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $207.4 million at September 30, 2006 and $352.0 million at December 31, 2005. Borrowings maturing over the next twelve months total $2.25 billion with a weighted average rate of 3.52%. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $6.21 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.69% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at September 30, 2006:

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate

Contractual Maturity:
Within twelve months	$2,248	(1)	3.52%	$6,214	4.69%
Thirteen to twenty-four months	2,550	(2)	4.82	1,525	4.32
Twenty-five to thirty-six months	850		4.03	749	4.58
Thirty-seven to forty-eight months	—		—	331	4.66
Forty-nine to sixty months	100	(3)	5.02	184	5.00
Over five years	1,079	(4)	5.37	19	4.23

Total	$6,827		4.38%	$9,022	4.62%

(1)	Includes $528.5 million of overnight and other short-term borrowings with a weighted average rate of 5.40%.

(2)	Includes $1.93 billion of borrowings, with a weighted average rate of 5.30%, which are callable by the counterparty within the next twelve months and at various times thereafter.

(3)	Callable by the counterparty within the next thirteen to twenty-four months and at various times thereafter.

(4)

Includes $600.0 million of borrowings, with a weighted average rate of 4.41%, which are callable by the counterparty within the next twelve months and at various times thereafter, and $100.0 million of borrowings, with a weighted average rate of 4.50%, which are callable by the counterparty within thirteen to twenty-four months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid principal and interest on its debt obligations totaling $37.2 million during the nine months ended September 30, 2006. Our payment of dividends and repurchases of our common stock totaled $264.6 million during the nine months ended September 30, 2006. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the nine months ended September 30, 2006, Astoria Federal paid dividends to Astoria Financial Corporation totaling $150.0 million. On October 20, 2006, Astoria Federal paid another dividend to Astoria Financial Corporation totaling $100.0 million.

On September 1, 2006, we paid a quarterly cash dividend of $0.24 per share on shares of our common stock outstanding as of the close of business on August 15, 2006 totaling $22.6 million. On October 18, 2006, we declared a quarterly cash dividend of $0.24 per share on shares of our common stock payable on December 1, 2006 to stockholders of record as of the close of business on November 15, 2006.

On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of our tenth stock repurchase plan on January 10, 2006. Under these plans, during the nine months ended September 30, 2006, we repurchased 6,515,000 shares of our common stock at an aggregate cost of $195.7 million, of which 6,252,700 shares were acquired pursuant to our eleventh stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Our board of directors approved an amendment to our Certificate of Incorporation to eliminate the previous designation of 1,800,000 shares of Series A Junior Participating Preferred Stock, or the Series A Stock, and 2,000,000 shares of Series B 12% Noncumulative Perpetual Preferred Stock, or the Series B Stock, none of which were outstanding at the time of the amendment. The elimination of the Series A Stock occurred in connection with the expiration of the rights issued under the Rights Agreement, dated July 17, 1996, as amended, by and between Astoria Financial Corporation and ChaseMellon Shareholder Services, LLC, now known as Mellon Investor Services LLC, as rights agent. We now have 5,000,000 shares of preferred stock, par value $1.00 per share, authorized, none of which are issued and outstanding. For further information regarding the elimination of the Series A Stock and the Series B Stock, see our Current Reports on Form 8-K filed with the SEC on September 11, 2006 and September 22, 2006.

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At September 30, 2006, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.84%, leverage capital ratio of 6.84% and total risk-based capital ratio of 12.66%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of September 30, 2006, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Derivative instruments may include interest rate caps, locks and swaps which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $41.2 million at September 30, 2006. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2005.

The following table details our contractual obligations at September 30, 2006.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$6,298,866	$1,720,000	$3,400,000	$100,000	$1,078,866
Commitments to originate and purchase loans (1)	454,358	454,358	—	—	—
Commitments to fund unused lines of credit (2)	434,288	434,288	—	—	—

Total	$7,187,512	$2,608,646	$3,400,000	$100,000	$1,078,866

(1)	Includes $35.7 million of commitments to originate loans held-for-sale.

(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of September 30, 2006 have not changed significantly from December 31, 2005.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2005 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At September 30, 2006		At December 31, 2005

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$9,931,184	67.79%	$9,757,920	68.24%
Multi-family	2,995,723	20.45	2,826,807	19.77
Commercial real estate	1,121,960	7.66	1,075,914	7.52
Construction	150,996	1.03	137,012	0.96

Total mortgage loans	14,199,863	96.93	13,797,653	96.49

Consumer and other loans (gross):
Home equity	410,604	2.80	460,064	3.22
Commercial	23,277	0.16	24,644	0.17
Other	16,454	0.11	17,796	0.12

Total consumer and other loans	450,335	3.07	502,504	3.51

Total loans (gross)	14,650,198	100.00%	14,300,157	100.00%

Net unamortized premiums and deferred loan costs	95,687		92,136

Total loans	14,745,885		14,392,293

Allowance for loan losses	(79,930)		(81,159)

Total loans, net	$14,665,955		$14,311,134

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2006		At December 31, 2005

(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE (2) issuance	$1,441,251	$1,367,802	$1,645,961	$1,567,312
Non-GSE issuance	53,840	50,634	61,735	57,938
GSE pass-through certificates	72,548	73,741	91,211	93,124

Total mortgage-backed securities	1,567,639	1,492,177	1,798,907	1,718,374

Other securities:
FNMA and FHLMC preferred stock	123,495	123,793	123,495	120,495
Other securities	1,501	1,491	2,503	2,482

Total other securities	124,996	125,284	125,998	122,977

Total securities available-for-sale	$1,692,635	$1,617,461	$1,924,905	$1,841,351

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$3,659,534	$3,566,028	$4,346,631	$4,250,726
Non-GSE issuance	299,051	289,536	354,395	346,099
GSE pass-through certificates	3,935	4,027	5,737	5,926

Total mortgage-backed securities	3,962,520	3,859,591	4,706,763	4,602,751
Obligations of states and political sub-divisions and corporate debt securities	18,542	18,491	24,190	24,262

Total securities held-to-maturity	$3,981,062	$3,878,082	$4,730,953	$4,627,013

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations

(2)	Government-sponsored enterprise

Comparison of Financial Condition as of September 30, 2006 and December 31, 2005 and Operating Results for the Three and Nine Months Ended September 30, 2006 and 2005

Financial Condition

Total assets decreased $781.1 million to $21.60 billion at September 30, 2006, from $22.38 billion at December 31, 2005, consistent with our strategy of balance sheet reduction in the current flat-to-inverted yield curve environment. The decrease in total assets primarily reflects a decrease in securities, partially offset by an increase in loans receivable.

Our total loan portfolio increased $353.6 million to $14.75 billion at September 30, 2006, from $14.39 billion at December 31, 2005, despite a lower level of mortgage loan originations compared to previous periods. As previously discussed, the increase in interest rates compared to the prior year and the slowing housing market have reduced the level of repayment and refinance activity, which has enabled us to continue to grow our mortgage loan portfolios.

Mortgage loans, net, increased $406.8 million to $14.29 billion at September 30, 2006, from $13.88 billion at December 31, 2005. This increase was due to increases in each of our mortgage loan portfolios. Gross mortgage loans originated and purchased during the nine months ended September 30, 2006 totaled $2.36 billion, of which $2.10 billion were originations and $263.3 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2005 totaling $3.28 billion, of which $2.64 billion were originations and $636.4 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $180.7 million during the nine months ended September 30, 2006 and $284.7 million during the nine months ended September 30, 2005. The decrease in mortgage loans originated and purchased is primarily attributable to the softening in the real estate market and the decrease in refinance activity due to increased interest rate levels previously discussed. Mortgage loan repayments decreased to $1.81 billion for the nine months ended September 30, 2006, from $2.15 billion for the nine months ended September 30, 2005.

Our mortgage loan portfolio, as well as our originations and purchases, continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $173.3 million to $9.93 billion at September 30, 2006, from $9.76 billion at December 31, 2005, and represented 67.8% of our total loan portfolio at September 30, 2006. Our multi-family mortgage loan portfolio increased $168.9 million to $3.00 billion at September 30, 2006, from $2.83 billion at December 31, 2005. Our commercial real estate loan portfolio increased $46.0 million to $1.12 billion at September 30, 2006, from $1.08 billion at December 31, 2005. Multi-family and commercial real estate loan originations totaled $559.4 million for the nine months ended September 30, 2006 and $769.0 million for the nine months ended September 30, 2005. The average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Securities decreased $973.8 million to $5.60 billion at September 30, 2006, from $6.57 billion at December 31, 2005. This decrease was primarily the result of principal payments received of $984.0 million, which reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment. Our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $5.44 billion at September 30, 2006, and had a weighted average current coupon of 4.29%, a weighted average collateral coupon of 5.74% and a weighted average life of 3.7 years.

Deposits increased $366.6 million to $13.18 billion at September 30, 2006, from $12.81 billion at December 31, 2005, primarily due to increases in Liquid CDs and certificates of deposit, partially offset by decreases in savings, money market and NOW and demand deposit accounts. Liquid CDs increased $782.8 million to $1.40 billion at September 30, 2006, from $619.8 million at December 31, 2005. Certificates of deposit increased $158.1 million to $7.62 billion at September 30, 2006, from $7.46 billion at December 31, 2005. Our Liquid CDs and certificates of deposit increased primarily as a result of the continued success of our marketing efforts and competitive pricing strategies previously discussed. We continue to experience intense competition for deposits. Savings accounts decreased $301.4 million from December 31, 2005 to $2.21 billion at September 30, 2006. Money market accounts decreased $169.8 million from December 31, 2005 to $478.9 million at September 30, 2006. NOW and demand deposit accounts decreased $103.1 million from December 31, 2005 to $1.47 billion at September 30, 2006. The decreases in savings and money market accounts may be indicative of increasing consumer demand for higher yielding investment alternatives.

Total borrowings, net, decreased $1.12 billion to $6.82 billion at September 30, 2006, from $7.94 billion at December 31, 2005, primarily due to a decrease in reverse repurchase agreements. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity decreased to $1.26 billion at September 30, 2006, from $1.35 billion at December 31, 2005. The decrease in stockholders’ equity was the result of common stock repurchased of $195.7 million and dividends declared of $68.9 million. These decreases were partially offset by net income of $137.8 million, the effect of stock options exercised and related tax benefit of $23.0 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $9.6 million and a decrease in accumulated other comprehensive loss, net of tax, of $5.1 million, which was primarily due to the net increase in the fair value of our securities available-for-sale.

Results of Operations

General

Net income for the three months ended September 30, 2006 decreased $18.1 million to $41.1 million, from $59.2 million for the three months ended September 30, 2005. Diluted earnings per common share decreased to $0.43 per share for the three months ended September 30, 2006, from $0.57 per share for the three months ended September 30, 2005. Return on average assets decreased to 0.76% for the three months ended September 30, 2006, from 1.05% for the three months ended September 30, 2005. Return on average stockholders’ equity decreased to 13.06% for the three months ended September 30, 2006, from 17.09% for the three months ended September 30, 2005. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 15.31% for the three months ended September 30, 2006, from 19.73% for the three months ended September 30, 2005.

Net income for the nine months ended September 30, 2006 decreased $38.3 million to $137.8 million, from $176.1 million for the nine months ended September 30, 2005. Diluted earnings per common share decreased to $1.40 per share for the nine months ended September 30, 2006, from $1.69 per share for the nine months ended September 30, 2005. Return on average assets decreased to 0.84% for the nine months ended September 30, 2006, from 1.02% for the nine months ended September 30, 2005. Return on average stockholders’ equity decreased to 14.27% for the nine months ended September 30, 2006, from 17.06% for the nine months ended September 30, 2005. Return on average tangible stockholders’ equity decreased to 16.67% for the nine months ended September 30, 2006, from 19.71% for the nine months ended September 30, 2005. The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, were primarily due to the decreases in net income, partially offset by the decreases in average assets and stockholders’ equity.

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

For the three months ended September 30, 2006, net interest income decreased $27.8 million to $90.7 million, from $118.5 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net interest income decreased $61.6 million to $303.5 million, from $365.1 million for the nine months ended September 30, 2005. The decreases in net interest income for the three and nine months ended September 30, 2006 were primarily the result of increases in interest expense due to the upward repricing of our liabilities which are more sensitive to increases in short-term interest rates than our assets. As previously discussed, the interest rate environment, characterized by a flat-to-inverted yield curve, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our short-term borrowings, Liquid CDs and certificates of deposit. The impact from these increases was partially offset by decreases in the average balance of borrowings, which have a higher average cost than deposits.

The net interest margin decreased to 1.75% for the three months ended September 30, 2006, from 2.20% for the three months ended September 30, 2005, and decreased to 1.93% for the nine months ended September 30, 2006, from 2.21% for the nine months ended September 30, 2005. The net interest rate spread decreased to 1.64% for the three months ended September 30, 2006 from 2.11% for the three months ended September 30, 2005, and decreased to 1.83% for the nine months ended September 30, 2006, from 2.13% for the nine months ended September 30, 2005. The decreases in the net interest margin and net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term borrowings, Liquid CDs and certificates of deposit reprice more frequently, reflecting increases in interest rates more rapidly, than our mortgage loans and securities which have longer repricing intervals and terms.

The average balance of net interest-earning assets decreased $9.0 million to $639.3 million for the three months ended September 30, 2006, from $648.3 million for the three months ended September 30, 2005, and $1.9 million to $659.1 million for the nine months ended September 30, 2006, from $661.0 million for the nine months ended September 30, 2005.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2006 and 2005. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended September 30,

	2006				2005

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$9,952,037		$127,735	5.13%	$9,471,378		$115,118	4.86%
Multi-family, commercial real estate and construction	4,268,318		65,933	6.18	3,930,711		60,951	6.20
Consumer and other loans (1)	468,436		9,099	7.77	529,622		8,199	6.19

Total loans	14,688,791		202,767	5.52	13,931,711		184,268	5.29
Mortgage-backed and other securities (2)	5,774,554		64,946	4.50	7,378,492		82,072	4.45
Repurchase agreements	95,969		1,266	5.28	122,585		1,056	3.45
FHLB-NY stock	142,998		2,049	5.73	123,199		1,577	5.12

Total interest-earning assets	20,702,312		271,028	5.24	21,555,987		268,973	4.99

Goodwill	185,151				185,151
Other non-interest-earning assets	778,978				878,590

Total assets	$21,666,441				$22,619,728

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,277,608		2,309	0.41	$2,710,873		2,744	0.40
Money market	506,959		1,281	1.01	767,711		1,866	0.97
NOW and demand deposit	1,482,642		218	0.06	1,565,633		233	0.06
Liquid CDs	1,243,914		15,184	4.88	393,735		3,053	3.10

Total core deposits	5,511,123		18,992	1.38	5,437,952		7,896	0.58
Certificates of deposit	7,505,903		83,111	4.43	7,222,728		64,007	3.54

Total deposits	13,017,026		102,103	3.14	12,660,680		71,903	2.27
Borrowings	7,045,962		78,258	4.44	8,247,037		78,534	3.81

Total interest-bearing liabilities	20,062,988		180,361	3.60	20,907,717		150,437	2.88

Non-interest-bearing liabilities	344,467				326,857

Total liabilities	20,407,455				21,234,574
Stockholders’ equity	1,258,986				1,385,154

Total liabilities and stockholders’ equity	$21,666,441				$22,619,728

Net interest income/net interest rate spread (3)			$90,667	1.64%			$118,536	2.11%

Net interest-earning assets/net interest margin (4)	$639,324			1.75%	$648,270			2.20%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,

	2006				2005

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$9,921,036		$378,226	5.08%	$9,362,018		$339,598	4.84%
Multi-family, commercial real estate and construction	4,192,095		192,178	6.11	3,813,944		177,447	6.20
Consumer and other loans (1)	488,223		26,918	7.35	527,298		22,455	5.68

Total loans	14,601,354		597,322	5.45	13,703,260		539,500	5.25
Mortgage-backed and other securities (2)	6,098,527		205,373	4.49	7,962,719		264,520	4.43
Repurchase agreements	145,121		5,205	4.78	184,637		3,866	2.79
FHLB-NY stock	141,577		5,535	5.21	130,618		4,400	4.49

Total interest-earning assets	20,986,579		813,435	5.17	21,981,234		812,286	4.93

Goodwill	185,151				185,151
Other non-interest-earning assets	788,337				863,831

Total assets	$21,960,067				$23,030,216

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,380,057		7,164	0.40	$2,802,298		8,417	0.40
Money market	563,485		4,135	0.98	843,232		5,825	0.92
NOW and demand deposit	1,512,951		662	0.06	1,574,350		698	0.06
Liquid CDs	981,897		32,636	4.43	288,023		5,998	2.78

Total core deposits	5,438,390		44,597	1.09	5,507,903		20,938	0.51
Certificates of deposit	7,513,758		230,760	4.09	7,054,729		182,990	3.46

Total deposits	12,952,148		275,357	2.83	12,562,632		203,928	2.16
Borrowings	7,375,315		234,549	4.24	8,757,579		243,262	3.70

Total interest-bearing liabilities	20,327,463		509,906	3.34	21,320,211		447,190	2.80

Non-interest-bearing liabilities	345,408				334,032

Total liabilities	20,672,871				21,654,243
Stockholders’ equity	1,287,196				1,375,973

Total liabilities and stockholders’ equity	$21,960,067				$23,030,216

Net interest income/net interest rate spread (3)			$303,529	1.83%			$365,096	2.13%

Net interest-earning assets/net interest margin (4)	$659,116			1.93%	$661,023			2.21%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2006 Compared to			Nine Months Ended September 30, 2006 Compared to
	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005

	Increase (Decrease)			Increase (Decrease)

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$6,023	$6,594	$12,617	$21,103	$17,525	$38,628
Multi-family, commercial real estate and construction	5,181	(199)	4,982	17,341	(2,610)	14,731
Consumer and other loans	(1,023)	1,923	900	(1,761)	6,224	4,463
Mortgage-backed and other securities	(18,038)	912	(17,126)	(62,687)	3,540	(59,147)
Repurchase agreements	(265)	475	210	(963)	2,302	1,339
FHLB-NY stock	271	201	472	390	745	1,135

Total	(7,851)	9,906	2,055	(26,577)	27,726	1,149

Interest-bearing liabilities:
Savings	(493)	58	(435)	(1,253)	—	(1,253)
Money market	(659)	74	(585)	(2,046)	356	(1,690)
NOW and demand deposit	(15)	—	(15)	(36)	—	(36)
Liquid CDs	9,583	2,548	12,131	21,373	5,265	26,638
Certificates of deposit	2,577	16,527	19,104	12,576	35,194	47,770
Borrowings	(12,295)	12,019	(276)	(41,383)	32,670	(8,713)

Total	(1,302)	31,226	29,924	(10,769)	73,485	62,716

Net change in net interest income	$(6,549)	$(21,320)	$(27,869)	$(15,808)	$(45,759)	$(61,567)

Interest Income

Interest income for the three months ended September 30, 2006 increased $2.0 million to $271.0 million, from $269.0 million for the three months ended September 30, 2005. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.24% for the three months ended September 30, 2006, from 4.99% for the three months ended September 30, 2005, partially offset by a decrease of $853.7 million in the average balance of interest-earning assets to $20.70 billion for the three months ended September 30, 2006, from $21.56 billion for the three months ended September 30, 2005. The increase in the average yield on interest-earning assets was primarily the result of an increase in interest rates compared to the prior year. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed and other securities, partially offset by an increase in the average balance of mortgage loans.

Interest income on one-to-four family mortgage loans increased $12.6 million to $127.7 million for the three months ended September 30, 2006, from $115.1 million for the three months ended

September 30, 2005, which was primarily the result of an increase in the average yield to 5.13% for the three months ended September 30, 2006, from 4.86% for the three months ended September 30, 2005, coupled with an increase of $480.7 million in the average balance of such loans. The increase in the average yield on one-to-four family mortgage loans was primarily due to the impact of the increase in interest rates compared to the prior year on our adjustable rate mortgage loans, coupled with a decrease in net premium amortization, primarily due to lower repayment levels. Net premium amortization on one-to-four family mortgage loans decreased $569,000 to $4.8 million for the three months ended September 30, 2006, from $5.3 million for the three months ended September 30, 2005. The increase in the average balance of one-to-four family mortgage loans was the result of the levels of originations and purchases outpacing the levels of repayments over the past year.

Interest income on multi-family, commercial real estate and construction loans increased $4.9 million to $65.9 million for the three months ended September 30, 2006, from $61.0 million for the three months ended September 30, 2005, which was primarily the result of an increase of $337.6 million in the average balance of such loans, slightly offset by a decrease in the average yield to 6.18% for the three months ended September 30, 2006, from 6.20% for the three months ended September 30, 2005. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the levels of originations which outpaced the levels of repayments. The decrease in the average yield on multi-family, commercial real estate and construction loans was primarily due to a decrease of $1.1 million in prepayment penalties to $2.1 million for the three months ended September 30, 2006, compared to $3.2 million for the three months ended September 30, 2005, partially offset by the impact of the increase in interest rates.

Interest income on consumer and other loans increased $900,000 to $9.1 million for the three months ended September 30, 2006, from $8.2 million for the three months ended September 30, 2005, primarily due to an increase in the average yield to 7.77% for the three months ended September 30, 2006, from 6.19% for the three months ended September 30, 2005, partially offset by a decrease of $61.2 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans that generally reset monthly and are indexed to the prime rate. The prime rate increased 200 basis points during 2005 and 100 basis points during the nine months ended September 30, 2006. The decrease in the average balance of home equity lines of credit was primarily the result of a decline in consumer demand resulting from the increases in the prime rate. Home equity lines of credit represented 91.2% of this portfolio at September 30, 2006.

Interest income on mortgage-backed and other securities decreased $17.2 million to $64.9 million for the three months ended September 30, 2006, from $82.1 million for the three months ended September 30, 2005. This decrease was primarily the result of a decrease of $1.60 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.50% for the three months ended September 30, 2006, from 4.45% for the three months ended September 30, 2005. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

Interest income for the nine months ended September 30, 2006 increased $1.1 million to $813.4 million, from $812.3 million for the nine months ended September 30, 2005. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.17% for the nine months ended September 30, 2006, from 4.93% for the nine months ended September 30, 2005, substantially offset by a decrease of $994.7 million in the average balance of interest-

earning assets to $20.99 billion for the nine months ended September 30, 2006, from $21.98 billion for the nine months ended September 30, 2005.

Interest income on one-to-four family mortgage loans increased $38.6 million to $378.2 million for the nine months ended September 30, 2006, from $339.6 million for the nine months ended September 30, 2005, which was primarily the result of an increase of $559.0 million in the average balance of such loans, coupled with an increase in the average yield to 5.08% for the nine months ended September 30, 2006, from 4.84% for the nine months ended September 30, 2005. Net premium amortization on one-to-four family mortgage loans decreased $2.0 million to $12.9 million for the nine months ended September 30, 2006, from $14.9 million for the nine months ended September 30, 2005.

Interest income on multi-family, commercial real estate and construction loans increased $14.8 million to $192.2 million for the nine months ended September 30, 2006, from $177.4 million for the nine months ended September 30, 2005, which was primarily the result of an increase of $378.2 million in the average balance of such loans, partially offset by a decrease in the average yield to 6.11% for the nine months ended September 30, 2006, from 6.20% for the nine months ended September 30, 2005. Prepayment penalties decreased $3.3 million to $5.8 million for the nine months ended September 30, 2006, from $9.1 million for the nine months ended September 30, 2005.

Interest income on consumer and other loans increased $4.4 million to $26.9 million for the nine months ended September 30, 2006, from $22.5 million for the nine months ended September 30, 2005, primarily due to an increase in the average yield to 7.35% for the nine months ended September 30, 2006, from 5.68% for the nine months ended September 30, 2005, partially offset by a decrease of $39.1 million in the average balance of the portfolio.

Interest income on mortgage-backed and other securities decreased $59.1 million to $205.4 million for the nine months ended September 30, 2006, from $264.5 million for the nine months ended September 30, 2005. This decrease was primarily the result of a decrease of $1.86 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.49% for the nine months ended September 30, 2006, from 4.43% for the nine months ended September 30, 2005.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2006 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2006, previously discussed.

Interest Expense

Interest expense for the three months ended September 30, 2006 increased $30.0 million to $180.4 million, from $150.4 million for the three months ended September 30, 2005. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.60% for the three months ended September 30, 2006, from 2.88% for the three months ended September 30, 2005, slightly offset by a decrease of $844.7 million in the average balance of interest-bearing liabilities to $20.06 billion for the three months ended September 30, 2006, from $20.91 billion for the three months ended September 30, 2005. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of the increase in short- and medium-term interest rates compared to the prior year on our Liquid CDs, certificates of deposit and borrowings, coupled with the impact of the increases in the average balances of Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products.

The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $30.2 million to $102.1 million for the three months ended September 30, 2006, from $71.9 million for the three months ended September 30, 2005, primarily due to an increase in the average cost of total deposits to 3.14% for the three months ended September 30, 2006, from 2.27% for the three months ended September 30, 2005, coupled with an increase of $356.3 million in the average balance of total deposits. As previously discussed, the increase in the average cost of total deposits was primarily due to the impact of higher interest rates on our Liquid CDs and certificates of deposit, coupled with the increases in the average balances of those deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of Liquid CDs and certificates of deposit, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued intense competition for these types of deposits. As previously discussed, the decreases in savings and money market accounts may be indicative of increasing consumer demand for higher yielding investment alternatives.

Interest expense on certificates of deposit increased $19.1 million to $83.1 million for the three months ended September 30, 2006, from $64.0 million for the three months ended September 30, 2005, primarily due to an increase in the average cost to 4.43% for the three months ended September 30, 2006, from 3.54% for the three months ended September 30, 2005, coupled with an increase of $283.2 million in the average balance. During the three months ended September 30, 2006, $1.54 billion of certificates of deposit, with a weighted average rate of 3.92% and a weighted average maturity at inception of twenty months, matured and $1.53 billion of certificates of deposit were issued or repriced, with a weighted average rate of 5.21% and a weighted average maturity at inception of twelve months. Interest expense on Liquid CDs increased $12.1 million to $15.2 million for the three months ended September 30, 2006, from $3.1 million for the three months ended September 30, 2005, primarily due to an increase of $850.2 million in the average balance, coupled with an increase in the average cost to 4.88% for the three months ended September 30, 2006, from 3.10% for the three months ended September 30, 2005. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing efforts and competitive pricing strategies which focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowings for the three months ended September 30, 2006 decreased $276,000 to $78.3 million, from $78.5 million for the three months ended September 30, 2005, resulting from a decrease of $1.20 billion in the average balance, substantially offset by an increase in the average cost to 4.44% for the three months ended September 30, 2006, from 3.81% for the three months ended September 30, 2005. The decrease in the average balance of borrowings was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowings reflects the impact of the increase in interest rates compared to the prior year.

Interest expense for the nine months ended September 30, 2006 increased $62.7 million to $509.9 million, from $447.2 million for the nine months ended September 30, 2005. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.34% for the nine months ended September 30, 2006, from 2.80% for the nine months ended

September 30, 2005, partially offset by a decrease of $992.7 million in the average balance of total interest-bearing liabilities to $20.33 billion for the nine months ended September 30, 2006, from $21.32 billion for the nine months ended September 30, 2005.

Interest expense on deposits increased $71.5 million to $275.4 million for the nine months ended September 30, 2006, from $203.9 million for the nine months ended September 30, 2005, primarily due to an increase in the average cost of total deposits to 2.83% for the nine months ended September 30, 2006, from 2.16% for the nine months ended September 30, 2005, coupled with an increase of $389.5 million in the average balance of total deposits.

Interest expense on certificates of deposit increased $47.8 million to $230.8 million for the nine months ended September 30, 2006, from $183.0 million for the nine months ended September 30, 2005, primarily due to an increase in the average cost to 4.09% for the nine months ended September 30, 2006, from 3.46% for the nine months ended September 30, 2005, coupled with an increase of $459.0 million in the average balance. During the nine months ended September 30, 2006, $4.76 billion of certificates of deposit, with a weighted average rate of 3.58% and a weighted average maturity at inception of eighteen months, matured and $4.69 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.83% and a weighted average maturity at inception of twelve months. Interest expense on Liquid CDs increased $26.6 million to $32.6 million for the nine months ended September 30, 2006, from $6.0 million for the nine months ended September 30, 2005, primarily due to an increase of $693.9 million in the average balance, coupled with an increase in the average cost to 4.43% for the nine months ended September 30, 2006, from 2.78% for the nine months ended September 30, 2005.

Interest expense on borrowings for the nine months ended September 30, 2006 decreased $8.8 million to $234.5 million, from $243.3 million for the nine months ended September 30, 2005, resulting from a decrease of $1.38 billion in the average balance, partially offset by an increase in the average cost to 4.24% for the nine months ended September 30, 2006, from 3.70% for the nine months ended September 30, 2005.

The principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2006 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2006, previously discussed.

Provision for Loan Losses

During the three and nine months ended September 30, 2006 and 2005, no provision for loan losses was recorded. The allowance for loan losses totaled $79.9 million at September 30, 2006 and $81.2 million at December 31, 2005. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, our charge-off experience and our non-accrual and non-performing loans. The composition of our loan portfolio has remained consistent over the last several years. At September 30, 2006, our loan portfolio was comprised of 68% one-to-four family mortgage loans, 20% multi-family mortgage loans, 8% commercial real estate loans and 4% other loan categories. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. Our non-performing loans, which are comprised primarily of mortgage loans, decreased $9.9 million to $55.1 million, or 0.37% of total loans, at September 30, 2006, from $65.0 million, or 0.45% of total loans, at December 31, 2005. This decrease was primarily due to a reduction in non-performing multi-family mortgage loans as five such loans, totaling $11.7 million, were brought current by the borrowers during the 2006 first quarter and returned to performing status, coupled with the sale of certain non-performing loans during the three months ended September 30, 2006 totaling $10.1 million. There were no non-performing loans held for sale at September 30, 2006.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net charge-off experience was three basis points of average loans outstanding, annualized, for the three months ended September 30, 2006 and was one basis point of average loans outstanding, annualized, for the nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005. Net loan charge-offs totaled $1.1 million for the three months ended September 30, 2006, compared to $472,000 for the three months ended September 30, 2005, and $1.2 million for the nine months ended September 30, 2006, compared to $711,000 for the nine months ended September 30, 2005. The increase in net charge-offs for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, was primarily due to a $947,000 charge-off in the 2006 third quarter related to a non-performing multi-family loan in foreclosure which was sold. While the charge-off related to that loan caused our net charge-off experience in the 2006 third quarter to increase somewhat, it did not impact our charge-off experience for the nine months ended September 30, 2006, which remained consistent with our past experience at one basis point of average loans outstanding, annualized. As previously discussed, there has been a slow down in the housing market, particularly during the 2006 third quarter. We are closely monitoring the local and national real estate markets and other factors related to the risks inherent in the loan portfolio. Based on our evaluation of the foregoing factors, our 2006 analyses did not indicate that a change in our allowance for loan losses at September 30, 2006 was warranted.

The allowance for loan losses as a percentage of non-performing loans increased to 145.16% at September 30, 2006, from 124.81% at December 31, 2005, primarily due to the decrease in non-performing loans from December 31, 2005 to September 30, 2006. The allowance for loan losses as a percentage of total loans was 0.54% at September 30, 2006 and 0.56% at December 31, 2005. For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the three months ended September 30, 2006 decreased $5.5 million to $22.9 million, from $28.4 million for the three months ended September 30, 2005, primarily due to decreases in mortgage banking income, net, customer service fees and other loan fees. For the nine months ended September 30, 2006, non-interest income decreased $8.1 million to $67.5 million, from $75.6 million for the nine months ended September 30, 2005, primarily due to decreases in other non-interest income, mortgage banking income, net, and other loan fees.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $3.5 million to $181,000 for the three months ended September 30, 2006, from $3.7 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, mortgage banking income, net, decreased $1.3 million to $3.8 million, from $5.1 million for the nine months ended September 30, 2005. These decreases were primarily due to provisions recorded and/or decreases in the recovery of the valuation allowance for the impairment of MSR and decreases in the net gain on sales of loans, partially offset by decreases in amortization of MSR.

We recorded a provision in the valuation allowance for the impairment of MSR of $495,000 for the three months ended September 30, 2006 and a recovery of $1.5 million for the nine months ended September 30, 2006. The provision recorded for the three months ended September 30, 2006 reflects the decrease in medium- and long-term interest rates during the quarter ended September 30, 2006. The recovery recorded for the nine months ended September 30, 2006 was primarily due to a decrease in projected loan prepayment speeds as of September 30, 2006, which was a result of the increase in interest rates at September 30, 2006 compared to December 31, 2005. We recorded recoveries in the valuation allowance for the impairment of MSR of $2.7 million for the three months ended September 30, 2005 and $2.6 million for the nine months ended September 30, 2005. The recoveries recorded for the three and nine months ended September 30, 2005 were primarily due to a decrease in projected loan prepayment speeds as of September 30, 2005, which was a result of the increase in interest rates at September 30, 2005 compared to both June 30, 2005 and December 31, 2004.

Net gain on sales of loans decreased $646,000 to $468,000 for the three months ended September 30, 2006, from $1.1 million for the three months ended September 30, 2005 and $1.0 million to $1.7 million for the nine months ended September 30, 2006, from $2.7 million for the nine months ended September 30, 2005, primarily due to a reduction in the volume of loans sold. Amortization of MSR decreased $464,000 to $865,000 for the three months ended September 30, 2006, from $1.3 million for the three months ended September 30, 2005 and $1.4 million to $2.7 million for the nine months ended September 30, 2006, from $4.1 million for the nine months ended September 30, 2005, primarily due to the increase in interest rates from the prior year resulting in lower levels of mortgage refinance activity in 2006. For additional information on our MSR, see “Critical Accounting Policies.”

Other loan fees decreased $414,000 to $983,000 for the three months ended September 30, 2006, from $1.4 million for the three months ended September 30, 2005, and decreased $888,000 to $2.8 million for the nine months ended September 30, 2006, from $3.6 million for the nine months ended September 30, 2005. These decreases were primarily related to the outsourcing of our mortgage loan servicing activities effective December 1, 2005.

Customer service fees decreased $1.6 million to $16.2 million for the three months ended September 30, 2006, from $17.8 million for the three months ended September 30, 2005, primarily due to decreases in insufficient fund fees related to transaction accounts, ATM fees and other checking charges.

Other non-interest income decreased $5.8 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in the 2006 first quarter.

Non-Interest Expense

Non-interest expense decreased $4.6 million to $53.3 million for the three months ended September 30, 2006, from $57.9 million for the three months ended September 30, 2005, primarily due to decreases in compensation and benefits expense and other expense. For the nine months ended September 30, 2006, non-interest expense decreased $11.2 million to $164.8 million, from $176.0 million for the nine months ended September 30, 2005, primarily due to decreases in compensation and benefits expense, other expense and advertising expense, partially offset by an increase in occupancy, equipment and systems expense.

Compensation and benefits expense decreased $3.5 million, to $27.6 million for the three months ended September 30, 2006, from $31.1 million for the three months ended September

30, 2005, and decreased $5.4 million to $86.4 million for the nine months ended September 30, 2006, from $91.8 million for the nine months ended September 30, 2005. These decreases were primarily due to decreases in salary expense and estimated corporate bonuses, partially offset by stock-based compensation cost recognized in 2006, reflecting our adoption of SFAS No. 123(R) effective January 1, 2006. The decrease in salary expense is primarily due to the combined effect of costs of $1.3 million incurred during the 2005 third quarter associated with the outsourcing of our mortgage loan servicing activities and the resulting cost savings realized during 2006, partially offset by normal performance increases during 2006 for officers and staff. During 2006, we recognized stock-based compensation cost related to restricted stock and stock options granted to select officers in December 2005 and stock options granted to outside directors in January 2006. See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the impact of our adoption of SFAS No. 123(R).

Other expense decreased $1.3 million to $7.4 million for the three months ended September 30, 2006, from $8.7 million for the three months ended September 30, 2005, and decreased $5.2 million to $22.3 million for the nine months ended September 30, 2006, from $27.5 million for the nine months ended September 30, 2005. These decreases were primarily due to decreased legal fees and various one-time charges totaling $581,000 in the 2005 third quarter related to the previously discussed outsourcing of our mortgage loan servicing activities. The decrease in legal fees was primarily the result of the completion of the trial phase of the LISB goodwill litigation in the first half of 2005, coupled with a reimbursement of $850,000 for certain legal fees in the 2006 third quarter related to the New York State Attorney General’s investigation related to Independent Financial Marketing Group, Inc., or IFMG, and its related entities. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the goodwill litigation and see Part II, Item 1, “Legal Proceedings,” for further discussion of the New York State Attorney General’s investigation related to IFMG and its related entities.

Advertising expense decreased $1.8 million to $5.7 million for the nine months ended September 30, 2006, from $7.5 million for the nine months ended September 30, 2005, primarily due to the introduction of a business banking marketing campaign in the 2005 first quarter, which was not repeated in 2006. Occupancy, equipment and systems expense increased $1.4 million to $49.2 million for the nine months ended September 30, 2006, from $47.8 million for the nine months ended September 30, 2005, primarily due to an increase in data processing charges resulting from the outsourcing of our mortgage loan servicing activities.

Our percentage of general and administrative expense to average assets was 0.98% for the three months ended September 30, 2006 and 1.00% for the nine months ended September 30, 2006, compared to 1.02% for the three and nine months ended September 30, 2005. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 46.96% for the three months ended September 30, 2006 and 44.43% for the nine months ended September 30, 2006, compared to 39.42% for the three months ended September 30, 2005 and 39.93% for the nine months ended September 30, 2005. The increases in the efficiency ratios for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005, were primarily due to the decreases in net interest income and non-interest income, partially offset by the decreases in general and administrative expense, previously discussed.

Income Tax Expense

Income tax expense totaled $19.1 million for the three months ended September 30, 2006, representing an effective tax rate of 31.8%, and $68.4 million for the nine months ended September 30, 2006, representing an effective tax rate of 33.2%. Income tax expense totaled $29.8 million for the three months ended September 30, 2005 and $88.7 million for the nine months ended September 30, 2005, representing an effective tax rate of 33.5% for the three and nine months ended September 30, 2005. The decrease in the effective tax rate for the three months ended September 30, 2006 was primarily the result of a decrease in pre-tax book income without any significant change in the level of tax-exempt income.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending and the maintenance of sound credit standards for new loan originations have resulted in our maintaining a low level of non-performing assets relative to the size of our loan portfolio. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At September 30,	At December 31,
(Dollars in Thousands)	2006	2005

Non-accrual delinquent mortgage loans (1)	$53,672	$64,351
Non-accrual delinquent consumer and other loans	889	500
Mortgage loans delinquent 90 days or more and still accruing interest (2)	502	176

Total non-performing loans	55,063	65,027
Real estate owned, net (3)	425	1,066

Total non-performing assets	$55,488	$66,093

Non-performing loans to total loans	0.37%	0.45%
Non-performing loans to total assets	0.25	0.29
Non-performing assets to total assets	0.26	0.30
Allowance for loan losses to non-performing loans	145.16	124.81
Allowance for loan losses to total loans	0.54	0.56

(1)	Includes multi-family and commercial real estate loans totaling $14.1 million at September 30, 2006 and $28.6 million at December 31, 2005.

(2)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

Non-performing loans, the most significant component of non-performing assets, decreased $9.9 million to $55.1 million at September 30, 2006, from $65.0 million at December 31, 2005. As previously discussed, this decrease was primarily due to a reduction in non-

performing multi-family mortgage loans as five such loans, totaling $11.7 million, were brought current by the borrowers during the 2006 first quarter and returned to performing status, coupled with the sale of certain non-performing loans during the three months ended September 30, 2006 totaling $10.1 million. At September 30, 2006, non-performing multi-family loans totaled $11.6 million and non-performing one-to-four family mortgage loans totaled $39.6 million. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans decreased to 0.37% at September 30, 2006, from 0.45% at December 31, 2005. Our ratio of non-performing assets to total assets decreased to 0.26% at September 30, 2006, from 0.30% at December 31, 2005.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At September 30, 2006, $19.8 million of mortgage loans classified as non-performing had missed only two payments, compared to $28.1 million at December 31, 2005. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at September 30, 2006 and 2005 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.5 million for the nine months ended September 30, 2006 and $1.8 million for the nine months ended September 30, 2005. This compares to actual payments recorded as interest income, with respect to such loans, of $1.1 million for the nine months ended September 30, 2006 and $903,000 for the nine months ended September 30, 2005.

In addition to the non-performing loans, we had $815,000 of potential problem loans at September 30, 2006, compared to $813,000 at December 31, 2005. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

	At September 30, 2006				At December 31, 2005

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Mortgage loans:
One-to-four family	2	$224	153	$39,603	6	$174	152	$35,727
Multi-family	—	—	16	11,595	1	101	26	26,256
Commercial real estate	—	—	6	2,976	—	—	6	2,544
Consumer and other loans	32	591	37	889	47	538	47	500

Total delinquent loans	34	$815	212	$55,063	54	$813	231	$65,027

Delinquent loans to total loans		0.01%		0.37%		0.01%		0.45%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the nine months ended September 30, 2006.

(In Thousands)
Balance at December 31, 2005	$81,159
Provision charged to operations	—
Charge-offs:
One-to-four family	(78)
Multi-family	(967)
Commercial real estate	(197)
Consumer and other loans	(263)

Total charge-offs	(1,505)

Recoveries:
One-to-four family	28
Consumer and other loans	248

Total recoveries	276

Net charge-offs	(1,229)

Balance at September 30, 2006	$79,930

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at September 30, 2006 was negative 16.79%. This compares to a one-year cumulative gap of negative 6.79% at December 31, 2005. The change in our one-year cumulative gap is primarily attributable to an increase in Liquid CDs and certificates of deposit, coupled with a decrease in projected securities prepayments.

The Gap Table does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. We have $2.53 billion of borrowings which are callable within the next twelve months and at various times thereafter. In the Gap Table, callable borrowings are classified according to their maturity dates, which is reflective of our experience through September 30, 2006.

	At September 30, 2006

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$4,184,989	$5,457,421	$4,126,550	$390,767	$14,159,727
Consumer and other loans (1)	419,039	21,987	9,011	—	450,037
Repurchase agreements	54,660	—	—	—	54,660
Securities available-for-sale	196,516	672,879	631,184	195,864	1,696,443
Securities held-to-maturity	1,047,324	2,012,829	925,917	1,919	3,987,989
FHLB-NY stock	—	—	—	139,349	139,349

Total interest-earning assets	5,902,528	8,165,116	5,692,662	727,899	20,488,205
Net unamortized purchase premiums and deferred costs (2)	27,806	30,816	24,145	2,185	84,952

Net interest-earning assets (3)	5,930,334	8,195,932	5,716,807	730,084	20,573,157

Interest-bearing liabilities:
Savings	281,642	469,446	469,446	989,001	2,209,535
Money market	211,846	131,256	131,256	4,574	478,932
NOW and demand deposit	102,367	204,738	204,738	954,882	1,466,725
Liquid CDs	1,402,562	—	—	—	1,402,562
Certificates of deposit	4,811,573	2,274,170	514,624	18,885	7,619,252
Borrowings, net	2,747,855	3,398,773	99,237	578,494	6,824,359

Total interest-bearing liabilities	9,557,845	6,478,383	1,419,301	2,545,836	20,001,365

Interest sensitivity gap	(3,627,511)	1,717,549	4,297,506	(1,815,752)	$571,792

Cumulative interest sensitivity gap	$(3,627,511)	$(1,909,962)	$2,387,544	$571,792

Cumulative interest sensitivity gap as a percentage of total assets	(16.79)%	(8.84)%	11.05%	2.65%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	62.05%	88.09%	113.68%	102.86%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.

(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2006 would decrease by approximately 9.20% from the base projection. At December 31, 2005, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have decreased by approximately 5.94% from the base projection.

Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2006 would increase by approximately 4.92% from the base projection. At December 31, 2005, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have increased by approximately 2.12% from the base projection. As previously discussed, we have $2.53 billion of borrowings which are callable within the next twelve months and at various times thereafter. In the September 30, 2006 NII sensitivity analysis, we have assumed in the up 200 basis point scenario that these borrowings will be called and refinanced, whereas in the comparable December 31, 2005 analysis we assumed that these borrowings would not be called.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2006 would increase by approximately $4.0 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2006 would decrease by approximately $8.7 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2005 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2005, the Court rendered a decision in the LISB goodwill litigation awarding us $435.8 million in damages from the U.S. government. On December 14, 2005, the United States filed an appeal of such award. The appeal is currently pending in the United States Court of Appeals for the Federal Circuit. Oral arguments for the appeal were completed in October 2006. No assurance can be given as to the timing, content or ultimate outcome of any such appeal. See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the LISB goodwill litigation.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The Court, on August 22, 2006, denied the U.S. government’s motion for summary judgment related to damages. The Court has scheduled the trial of this action to commence on April 19, 2007.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation.

On or about February 24, 2005, the Attorney General of the State of New York, or the Attorney General, served on Astoria Federal a subpoena duces tecum, or the Subpoena, seeking documents and information concerning, among other things, our contractual relationship with IFMG, IFMG Securities, Inc. and IFS Agencies, Inc., and the marketing and sale of Alternative Investment Products (i.e., financial products that are not bank instruments insured by the Federal Deposit Insurance Corporation). On several occasions thereafter in 2005 and 2006, the Attorney General supplemented the Subpoena with requests for additional documents and information.

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

Our contractual arrangements with IFMG and its related entities impose on them compliance, disclosure and oversight-related obligations in connection with their sale of Alternative Investment Products to our customers at our branch locations. In this regard, we believe we are in full compliance with the Interagency Statement on Retail Sales of Nondeposit Investment Products issued by the federal bank regulatory authorities and Part 536 of the OTS Regulations regarding Consumer Protection in the Sale of Insurance. As a result of the contractual agreements we have with IFMG and its related entities, we believe we will be entitled to indemnification from IFMG, IFMG Securities, Inc. and/or IFS Agencies, Inc. should proceedings be commenced against us with respect to these matters. During the quarter ended September 30, 2006, in connection with our extension and renegotiation of our relationship with IFMG and its related entities, IFMG reimbursed us for $850,000 in legal fees and costs incurred by us to date in connection with the Attorney General’s investigation.

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

In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York. The action, commenced as a punitive class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Act, or FDCA, the New York State Deceptive Practices Act, and alleging unjust enrichment and common law fraud.

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The Court further determined that class certification would be considered prior to considering summary judgment. The Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 1A. Risk Factors

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

The FOMC’s policy of monetary tightening through seventeen consecutive Federal Funds rate increases from June 2004 through June 2006, resulted in a significant flattening of the U.S. Treasury yield curve in 2005 and a flat-to-inverted yield curve throughout 2006. The pause in Federal Funds rate hikes since June 2006 has reversed the trend of rising U.S. Treasury yields and resulted in a further inversion of the yield curve throughout the quarter ended September 30, 2006. This continued pattern of interest yield curve inversion limits our growth opportunities and continues to put pressure on our net interest margin. As a result, we have continued to pursue our strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

We expect the operating environment to remain very challenging as a result of the prolonged flat-to-inverted U.S. Treasury yield curve that continues to negatively impact our net interest margin and earnings and limits opportunities for profitable growth. We anticipate continued margin compression for the fourth quarter, although the magnitude of the compression should be less than the current quarter. Based on the external economic forecasting model we utilize, which as of October 2006 projected three 25 basis point reductions by the Federal Reserve in 2007 and a gradual flattening of the yield curve, we anticipate our net interest margin should remain relatively stable in 2007. We will, as a result, continue our strategy of shrinking the balance sheet through reductions in the securities and borrowings portfolios through normal cash flow, while we emphasize deposit and loan growth, all of which should continue to improve both the quality of the balance sheet and earnings. While growth opportunities remain limited, we will continue to focus on the repurchase of our stock as a desirable use of capital. These strategies should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. Accordingly, no assurance can be given that the yield curve will not remain inverted and that our net interest margin and net interest income will not remain under pressure in 2007.

Our results of operations are affected by economic conditions in the New York metropolitan area and other areas.

Our retail banking and a significant portion of our lending business (approximately 47% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at September 30, 2006) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area as well as other areas.

Decreases in real estate values could adversely affect the value of property used as collateral for our loans. The average loan-to-value ratio of our mortgage loan portfolio is less than 65% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, a deterioration in economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses. Such a deterioration also could adversely impact the demand for our products and services, and, accordingly, our results of operations.

During the first half of 2006, the national and local real estate markets, although somewhat weaker than a year ago, continued to support new and existing home sales at reduced levels. There has been a slowdown in the housing market, particularly during the 2006 third quarter, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market.

No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

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

On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

Currently, we originate both interest only and interest only reduced documentation loans. We do not originate negative amortization or payment option loans. Reduced documentation loans include stated income, full asset, or SIFA, loans; stated income, stated asset, or SISA, loans; and Super Streamline loans. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is in effect considered a “no documentation” loan. Each of these products requires the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans are priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria. SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided.

During the nine months ended September 30, 2006, originations of interest only loans totaled $1.47 billion, of which $1.28 billion were one-to-four family loans and $185.8 million were multi-family and commercial real estate loans. Included in the interest only one-to-four family loan originations for the nine months ended September 30, 2006 were $735.9 million of interest only reduced documentation loans. At September 30, 2006, our mortgage loan portfolio included $5.72 billion of one-to-four family interest only loans and $538.6 million of multi-family and commercial real estate interest only loans. Non-performing interest only loans totaled $8.8 million at September 30, 2006.

We are currently evaluating the Guidance to determine our compliance and whether or not we need to modify our risk management practices, underwriting guidelines or practices relating to communications with consumers. Therefore, at this time, we cannot predict the impact the Guidance may have, if any, on our loan origination volumes or our underwriting procedures in future periods.

For a summary of other risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2005 Annual Report on Form 10-K. There are no other material changes in risk factors relevant to our operations since December 31, 2005 except as discussed above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

July 1, 2006 through July 31, 2006	540,000	$29.94	540,000	5,027,300
August 1, 2006 through August 31, 2006	680,000	$30.20	680,000	4,347,300
September 1, 2006 through September 30, 2006	600,000	$31.07	600,000	3,747,300

Total	1,820,000	$30.41	1,820,000

All of the shares repurchased during the three months ended September 30, 2006 were repurchased under our eleventh stock repurchase plan, approved by our Board of Directors on December 21, 2005, which authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, over a two year period in open-market or privately negotiated transactions.

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

Astoria Financial Corporation

Dated: November 7, 2006	By:	/s/	Monte N. Redman

Monte N. Redman
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Identification of Exhibit

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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