Form 10-K
period 2006-12-31
ASTORIA FINANCIAL CORP
filed 2007-03-01
CIK 910322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-11967

ASTORIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-3170868

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Astoria Federal Plaza, Lake Success, New York	11042	(516) 327-3000

(Address of principal executive offices)	(Zip code)	(Registrant’s telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2006, based on the closing price for a share of the registrant’s Common Stock on that date as reported by the New York Stock Exchange, was $2.98 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2007 was 98,165,856 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be utilized in connection with the Annual Meeting of Stockholders to be held on May 16, 2007 and any adjournment thereof, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 2006, are incorporated by reference into Part III.

ASTORIA FINANCIAL CORPORATION
2006 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

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

•

litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may be determined adverse to us or may delay the occurrence or non-occurrence of events longer than we anticipate.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

As used in this Form 10-K, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries, principally Astoria Federal Savings and Loan Association.

ITEM 1. BUSINESS

General

We are a Delaware corporation organized in 1993 as the unitary savings and loan association holding company of Astoria Federal Savings and Loan Association and its consolidated subsidiaries, or Astoria Federal. We are headquartered in Lake Success, New York and our principal business is the operation of our wholly-owned subsidiary, Astoria Federal. Astoria Federal’s primary business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, principal repayments on loans and securities and borrowings, primarily in one-to-four family mortgage loans, multi-family mortgage loans, commercial real estate loans and mortgage-backed securities. To a lesser degree, Astoria Federal also invests in construction loans and consumer and other loans, U.S. government, government agency and government-sponsored enterprise, or GSE, securities and other investments permitted by federal banking laws and regulations.

Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our net income is also affected by our provision for loan losses, non-interest income, general and administrative expense and income tax expense. Non-interest income includes customer service fees; other loan fees; net gain on sales of securities; mortgage banking income, net; income from bank owned life insurance, or BOLI; and other non-interest income. General and administrative expense consists of compensation and benefits expense; occupancy, equipment and systems expense; federal deposit insurance premiums; advertising expense; and other operating expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

In addition to Astoria Federal, Astoria Financial Corporation has two other subsidiaries, AF Insurance Agency, Inc. and Astoria Capital Trust I. AF Insurance Agency, Inc. is a licensed life insurance agency and property and casualty insurance broker. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. makes insurance products available primarily to the customers of Astoria Federal. AF Insurance Agency, Inc. is a wholly-owned subsidiary which is consolidated with Astoria Financial Corporation for financial reporting purposes. Our other subsidiary, Astoria Capital Trust I, is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R). Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities.

Available Information

Our internet website address is www.astoriafederal.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, can be obtained free of charge from our investor relations website at http://ir.astoriafederal.com. The above reports are available on our website immediately after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Such reports are also available on the SEC’s website at www.sec.gov.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans, most of which are secured by one-to-four family properties and, to a lesser extent, multi-family properties and commercial real estate. The remainder of the loan portfolio consists of a variety of construction loans and consumer and other loans. At December 31, 2006, our net loan portfolio totaled $14.89 billion, or 69.1% of total assets.

We originate mortgage loans either directly through our banking and loan production offices in the New York metropolitan area or indirectly through brokers and our third party loan origination program. Mortgage loan originations and purchases totaled $3.43 billion for the year ended December 31, 2006 and $4.32 billion for the year ended December 31, 2005. Mortgage loan originations include originations of loans held-for-sale totaling $232.2 million for the year ended December 31, 2006 and $361.5 million for the year ended December 31, 2005. Our retail loan origination program accounted for $1.29 billion of originations during 2006 and $1.59 billion of originations during 2005. We also have an extensive broker network covering twenty-six states: New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Delaware, Maryland, Ohio, Virginia, North Carolina, South Carolina, Georgia, Illinois, California, Florida, New Hampshire, Rhode Island, Missouri, Tennessee, Indiana, Kentucky, Colorado, Alabama, Arizona, Oregon and Washington; and the District of Columbia. Our broker loan origination program consists of relationships with mortgage brokers and accounted for $1.76 billion of originations during 2006 and $1.86 billion of originations during 2005. Our third party loan origination program includes relationships with other financial institutions and mortgage bankers covering forty-three states and the District of Columbia and accounted for purchases of $385.6 million during 2006 and $874.5 million during 2005. Mortgage loans purchased through our third party loan origination program are subject to the same underwriting standards as our retail and broker originations. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk. At December 31, 2006, $5.62 billion, or 39.0% of our total mortgage loan portfolio was secured by properties in New York and $8.82 billion, or 61.0%, of our total mortgage loan portfolio was secured by properties located in 42 other states and the District of Columbia. Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in five states: 11.6% in New Jersey, 8.8% in Connecticut, 7.4% in Illinois, 6.8% in Virginia and 5.9% in Maryland. See the “Loan Portfolio Composition” table on page 8 and the “Loan Maturity, Repricing and Activity” tables on pages 8 and 9.

Effective December 1, 2005, pursuant to a sub-servicing agreement, Dovenmuehle Mortgage, Inc., or DMI, began servicing our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors. For a further discussion of the outsourcing of our mortgage servicing, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or “MD&A.”

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

At December 31, 2006, $10.21 billion, or 68.7%, of our total loan portfolio consisted of one-to-four family mortgage loans, of which $9.75 billion, or 95.4%, were adjustable rate mortgage, or ARM, loans. Our ARM loan portfolio consists primarily of interest only hybrid and hybrid ARM loans. We do not originate negative amortization or payment option ARM loans. We currently offer interest only hybrid ARM loans, generally with thirty year terms, which have an initial fixed rate for three, five or seven years and convert into one year interest only ARM loans at the end of the initial fixed rate period. Our interest only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. The market for interest only ARM loans has expanded rapidly over the past several years to meet consumer mortgage demand. Our portfolio of one-to-four family interest only ARM loans totaled $6.17 billion, or 60.4% of our one-to-four family mortgage loans, at December 31, 2006. We also offer hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period. The three, five and seven year hybrid ARM loans have terms of up to forty years and the ten year hybrid ARM loans have terms of up to thirty years. Our hybrid ARM loans require the borrower to make principal and interest payments during the entire loan term.

Within our one-to-four family mortgage loan portfolio of interest only hybrid ARM loans, hybrid ARM loans and fixed rate loans, we have reduced documentation loan products. Reduced documentation loans include stated income, full asset, or SIFA, loans; stated income, stated asset, or SISA, loans; and Super Streamline Loans. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan. At December 31, 2006 our portfolio of one-to-four family reduced documentation loans totaled $2.90 billion, or 28.4% of our one-to-four family mortgage loans, and was comprised primarily of SIFA loans.

All ARM loans we offer have annual and lifetime interest rate ceilings and floors. ARM loans may be offered with an initial interest rate which is less than the fully indexed rate for the loan at the time of origination. We determine the initial discounted rate in accordance with market and competitive factors. We underwrite ARM loans using the initial rate, which may be a discounted rate. To recognize the credit risks associated with interest only ARM loans, during the 2006 second quarter, we began underwriting our interest only ARM loans based on a fully amortizing thirty year loan. Additionally, effective in 2007, in accordance with federal banking regulatory requirements, we began underwriting our interest only ARM loans at the fully indexed rate. We use the same underwriting standards for our retail, broker and third party mortgage loan originations.

Our policy on owner-occupied, one-to-four family loans is to lend up to 80% of the appraised value of the property securing the loan. Generally, for mortgage loans which have a loan-to-value ratio of greater than 80%, we require the mortgagor to obtain private mortgage insurance. In addition, we offer a variety of proprietary products which allow the borrower to obtain financing of up to 90% loan-to-value without private mortgage insurance, through a combination of a first mortgage loan with an 80% loan-to-value and a home equity line of credit for the additional 10%. This type of financing does not comprise a significant portion of our lending activities.

ARM loans pose credit risks somewhat greater than the risks posed by fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower increase when the loan is beyond its initial fixed rate period, increasing the potential for default. Interest only ARM loans have an additional potential risk element when the loan payments adjust after the tenth anniversary of the loan to include principal payments resulting in a further increase in the underlying payments. We continue to prudently manage the greater risk posed by ARM and interest only ARM loans through the application of sound underwriting practices and strong risk management systems.

Our reduced documentation loans also have additional elements of risk since not all of the information provided by the borrower is verified and in the case of the Super Streamline product, the information provided by the borrower is limited. However, each of these products requires the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans are priced according to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria. SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided. SIFA loans comprised approximately 30% of our one-to-four family loan originations in 2006 and had an average loan-to-value ratio at origination of 67%. The SISA and Super Streamline loans were not a significant portion of our 2006 originations.

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various GSEs or other investors with servicing either retained or released. The sale of such loans is generally arranged through a master commitment either on a mandatory delivery or best efforts basis. Loans serviced for others totaled $1.36 billion at December 31, 2006.

One-to-four family loan originations and purchases totaled $2.73 billion in 2006 and $3.25 billion in 2005. One-to-four family loan originations include originations of loans held-for-sale totaling $232.2 million in 2006 and $361.5 million in 2005.

Multi-Family and Commercial Real Estate Lending

While we are primarily a one-to-four family mortgage lender, we also emphasize the origination of multi-family and commercial real estate loans. At December 31, 2006, $2.99 billion, or 20.1%, of our total loan portfolio consisted of multi-family mortgage loans and $1.10 billion, or 7.4%, of our total loan portfolio consisted of commercial real estate loans. During 2006, we originated $664.4 million of multi-family, commercial real estate and mixed use loans compared to $952.9 million in 2005. Mixed use loans are secured by properties which are intended for both residential and business use and are classified as multi-family or commercial real estate based on the greater number of residential versus commercial units.

The multi-family and commercial real estate loans in our portfolio consist of both fixed rate and adjustable rate loans which were originated at prevailing market rates. Multi-family and commercial real estate loans are generally five to fifteen year term balloon loans amortized over fifteen to thirty years. During 2005, we began originating interest only multi-family and commercial real estate loans to qualified borrowers. Multi-family and commercial real estate interest only loans differ from one-to-four family interest only loans in that the interest only period for multi-family and commercial real estate loans generally ranges from one to five years. Our portfolio of multi-family and commercial real estate interest only loans totaled $542.6 million, or 13.3% of our multi-family and commercial real estate loans, at December 31, 2006, and was comprised primarily of multi-family loans. Our policy generally has been to originate multi-family and commercial real estate loans in the New York metropolitan area, which includes New York, New Jersey and Connecticut, although we also originate loans in various other states, including Florida and Pennsylvania. Originations in states other than New York, New Jersey and Connecticut represented 24.6% of our total originations in 2006. We are authorized by our Board of Directors to further expand the areas in which we originate multi-family and commercial real estate loans. In making such loans, we primarily consider the ability of the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and our lending experience with the borrower. Our current policy is to require a minimum debt service coverage ratio of 1.20 times for multi-family and commercial real estate loans. Additionally, on multi-family loans, our current policy is to finance up to 80% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 80% of the appraised value on refinances. On commercial real estate loans, our current policy is to finance up to 75% of the lesser of the purchase price or appraised value of the property securing the loan on purchases or 75% of the appraised value on refinances.

The majority of the multi-family loans in our portfolio are secured by six- to fifty-unit apartment buildings and mixed use properties (more residential than business units). As of December 31, 2006, our single largest multi-family loan had an outstanding balance of $16.3 million and was current and secured by a 275-unit apartment complex in Staten Island, New York. At December 31, 2006, the average balance of loans in our multi-family portfolio was approximately $866,000.

Commercial real estate loans are typically secured by retail stores, office buildings and mixed use properties (more business than residential units). As of December 31, 2006, our single largest commercial real estate loan had an outstanding principal balance of $7.1 million and was current and secured by a three-story office building in Darien, Connecticut. At December 31, 2006, the average balance of loans in our commercial real estate portfolio was approximately $1.1 million.

Historically, multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and may be affected to a greater degree by adverse conditions in the economy. As such, these loans require more ongoing evaluation and monitoring. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

Construction Loans

At December 31, 2006, $140.2 million, or 0.9%, of our total loan portfolio consisted of construction loans. We offer construction loans for all types of residential properties and certain commercial real estate properties. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate. We generally offer construction loans up to a maximum of $10.0 million. As of December 31, 2006, our average construction loan commitment was approximately $3.1 million and the average outstanding balance of loans in our construction loan portfolio was approximately $2.0 million.

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

Consumer and Other Loans

At December 31, 2006, $430.8 million, or 2.9%, of our total loan portfolio consisted of consumer and other loans which were primarily home equity lines of credit. Our home equity lines of credit are originated on one-to-four family owner-occupied properties. These lines of credit are generally limited to aggregate outstanding indebtedness secured by up to 90% of the appraised value of the property. Such lines of credit are underwritten based on our evaluation of the borrower’s ability to repay the debt. Home equity lines of credit are adjustable rate loans which are indexed to the prime rate and generally reset monthly.

We also offer overdraft protection, lines of credit, commercial loans, passbook loans and student loans. Consumer and other loans, with the exception of home equity and commercial lines of credit, are offered primarily on a fixed rate, short-term basis. The underwriting standards we employ for consumer and other loans include a determination of the borrower’s payment history on other debts and an assessment of the borrower’s ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the borrower, the underwriting process also includes a review of the value of the collateral, if any, in relation to the proposed loan amount. Our consumer and other loans tend to have higher interest rates, shorter maturities and are considered to entail a greater risk of default than one-to-four family mortgage loans.

Included in consumer and other loans were $22.3 million of commercial business loans at December 31, 2006. These loans are underwritten based upon the cash flow and earnings of the borrower and the value of the collateral securing such loans, if any.

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

For mortgage loans secured by one-to-four family properties, upon receipt of a completed application from a prospective borrower, we generally order a credit report, verify income and other information and, if necessary, obtain additional financial or credit related information. As previously discussed, reduced documentation loans have varied verification and documentation requirements. For mortgage loans secured by multi-family properties and commercial real estate, we obtain financial information concerning the operation of the property. Personal guarantees are generally not obtained with respect to such loans. An appraisal of the real estate used as collateral for mortgage loans is also obtained as part of the underwriting process. All appraisals are performed by licensed or certified appraisers, the majority of which are licensed independent third party appraisers. We have an internal appraisal review process to monitor third party appraisals. The Board of Directors annually reviews and approves our appraisal policy.

Loan Portfolio Composition

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At December 31,

	2006		2005		2004		2003		2002

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$10,214,146	68.67%	$9,757,920	68.24%	$9,054,747	68.68%	$8,971,048	71.13%	$9,209,360	76.86%
Multi-family	2,987,531	20.09	2,826,807	19.77	2,558,935	19.41	2,230,414	17.69	1,599,985	13.35
Commercial real estate	1,100,218	7.40	1,075,914	7.52	944,859	7.17	880,296	6.98	744,623	6.21
Construction	140,182	0.94	137,012	0.96	117,766	0.89	99,046	0.79	56,475	0.47

Total mortgage loans	14,442,077	97.10	13,797,653	96.49	12,676,307	96.15	12,180,804	96.59	11,610,443	96.89

Consumer and other loans (gross):
Home equity	392,141	2.64	460,064	3.22	466,087	3.53	386,846	3.07	323,494	2.70
Commercial	22,262	0.15	24,644	0.17	21,819	0.17	21,937	0.17	22,569	0.19
Other	16,387	0.11	17,796	0.12	19,382	0.15	21,363	0.17	26,575	0.22

Total consumer and other loans	430,790	2.90	502,504	3.51	507,288	3.85	430,146	3.41	372,638	3.11

Total loans (gross)	14,872,867	100.00%	14,300,157	100.00%	13,183,595	100.00%	12,610,950	100.00%	11,983,081	100.00%

Net unamortized premiums and deferred loan costs	98,824		92,136		79,684		76,037		76,280

Total loans	14,971,691		14,392,293		13,263,279		12,686,987		12,059,361

Allowance for loan losses	(79,942)		(81,159)		(82,758)		(83,121)		(83,546)

Total loans, net	$14,891,749		$14,311,134		$13,180,521		$12,603,866		$11,975,815

Loan Maturity, Repricing and Activity

The following table shows the contractual maturities of our loans receivable at December 31, 2006 and does not reflect the effect of prepayments or scheduled principal amortization.

	At December 31, 2006

(In Thousands)	One-to- Four Family	Multi- Family	Commercial Real Estate	Construction	Consumer and Other	Total Loans Receivable

Amount due:
Within one year	$5,730	$11,220	$1,371	$127,346	$14,518	$160,185

After one year:
One to three years	19,730	16,154	15,857	12,836	18,570	83,147
Three to five years	45,606	25,088	21,903	—	6,274	98,871
Five to ten years	307,227	1,528,011	661,737	—	7,232	2,504,207
Ten to twenty years	322,979	1,142,852	369,993	—	5,623	1,841,447
Over twenty years	9,512,874	264,206	29,357	—	378,573	10,185,010

Total due after one year	10,208,416	2,976,311	1,098,847	12,836	416,272	14,712,682

Total amount due	$10,214,146	$2,987,531	$1,100,218	$140,182	$430,790	14,872,867

Net unamortized premiums and deferred loan costs						98,824
Allowance for loan losses						(79,942)

Loans receivable, net						$14,891,749

The following table sets forth at December 31, 2006, the dollar amount of our loans receivable contractually maturing after December 31, 2007, and whether such loans have fixed interest rates or adjustable interest rates. Our interest only hybrid and hybrid ARM loans are classified as adjustable rate loans.

	Maturing After December 31, 2007

(In Thousands)	Fixed	Adjustable	Total

Mortgage loans:
One-to-four family	$462,185	$9,746,231	$10,208,416
Multi-family	386,220	2,590,091	2,976,311
Commercial real estate	110,635	988,212	1,098,847
Construction	—	12,836	12,836
Consumer and other loans	15,323	400,949	416,272

Total	$974,363	$13,738,319	$14,712,682

The following table sets forth our loan originations, purchases, sales and principal repayments for the periods indicated, including loans held-for-sale.

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Mortgage loans (gross) (1):
At beginning of year	$13,820,428	$12,698,725	$12,202,231
Mortgage loans originated:
One-to-four family	2,346,056	2,380,388	2,043,538
Multi-family	524,645	683,643	798,120
Commercial real estate	139,723	269,269	256,183
Construction	36,975	114,507	91,704

Total mortgage loans originated	3,047,399	3,447,807	3,189,545

Purchases of mortgage loans (2)	385,567	874,529	1,160,118
Principal repayments	(2,579,143)	(2,820,437)	(3,517,383)
Sales of mortgage loans	(248,767)	(361,579)	(322,079)
Originations less than (in excess of) advances on construction loans	34,611	(15,285)	(12,189)
Transfer of loans to real estate owned	(897)	(2,107)	(1,365)
Net loans charged off	(1,223)	(1,225)	(153)

At end of year	$14,457,975	$13,820,428	$12,698,725

Consumer and other loans (gross) (3):
At beginning of year	$503,511	$508,691	$431,792
Consumer and other loans originated	216,373	295,495	333,393
Principal repayments	(286,670)	(297,843)	(253,156)
Sales of consumer and other loans	(1,754)	(2,458)	(3,128)
Net loans recovered (charged off)	6	(374)	(210)

At end of year	$431,466	$503,511	$508,691

(1)	Includes loans classified as held-for-sale totaling $15.9 million, $22.8 million and $22.4 million at December 31, 2006, 2005 and 2004, respectively.

(2)	Purchases of mortgage loans represent third party loan originations and are predominantly secured by one-to-four family properties.

(3)	Includes loans classified as held-for-sale totaling $676,000, $1.0 million and $1.4 million at December 31, 2006, 2005 and 2004, respectively.

Asset Quality

General

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending and the maintenance of sound credit standards for new loan originations have resulted in our maintaining a low level of non-performing assets relative to the size of our loan portfolio. Through a variety of strategies, including, but not limited to, aggressive collection efforts and marketing of non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped maintain the strength of our financial condition.

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay typically is dependent, in the case of one-to-four family mortgage loans and consumer loans, primarily on employment and other sources of income, and in the case of multi-family and commercial real estate loans, on the cash flow generated by the property, which in turn is impacted by general economic conditions. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to pay. Collateral values, particularly real estate values, are also impacted by a variety of factors including general economic conditions, demographics, maintenance and collection or foreclosure delays.

Non-performing Assets

Non-performing assets include non-accrual loans, mortgage loans delinquent 90 days or more and still accruing interest and real estate owned, or REO. Total non-performing assets decreased to $60.0 million at December 31, 2006, from $66.1 million at December 31, 2005. Non-performing loans, the most significant component of non-performing assets, decreased $5.6 million to $59.4 million at December 31, 2006, from $65.0 million at December 31, 2005. These decreases were primarily due to a reduction in non-performing multi-family mortgage loans, partially offset by an increase in non-performing one-to-four family mortgage loans. At December 31, 2006, non-performing multi-family mortgage loans totaled $14.6 million and non-performing one-to-four family mortgage loans totaled $41.1 million. During the 2006 third quarter, we sold $10.1 million of non-performing loans, primarily multi-family and one-to-four family mortgage loans. Our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio. The ratio of non-performing loans to total loans decreased to 0.40% at December 31, 2006, from 0.45% at December 31, 2005. Our ratio of non-performing assets to total assets was 0.28% at December 31, 2006 and 0.30% at December 31, 2005. The allowance for loan losses as a percentage of total non-performing loans increased to 134.55% at December 31, 2006, from 124.81% at December 31, 2005. For a further discussion of the allowance for loan losses and non-performing assets and loans, see Item 7, “MD&A.”

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At December 31, 2006, $17.3 million of mortgage loans classified as non-performing had missed only two payments, compared to $28.1 million at December 31, 2005. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted. In some circumstances, we continue to accrue interest on mortgage loans delinquent 90 days or more as to their maturity date, but not their interest due. Such loans totaled $488,000 at December 31, 2006 and $176,000 at December 31, 2005. In general, 90 days prior to a loan’s maturity, the borrower is reminded of the maturity date. Where the borrower has continued to make monthly payments to us and where we do not have a reason to believe that any loss will be incurred on the loan, we have treated these loans as current and have continued to accrue interest.

The net carrying value of our REO totaled $627,000 at December 31, 2006 and $1.1 million at December 31, 2005 and consisted primarily of one-to-four family properties. REO is carried net of allowances for losses at the lower of cost or fair value less estimated selling costs.

Classified Assets

Our Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to our Board of Directors quarterly. Our Asset Classification Committee establishes policy relating to the internal classification of loans and also provides input to the Asset Review Department in its review of our assets.

Federal regulations and our policy require the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as special mention, substandard, doubtful or loss. An asset classified as special mention has potential weaknesses, which, if uncorrected, may result in the deterioration of the repayment prospects or in our credit position at some future date. An asset classified as substandard is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full satisfaction of the loan amount, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Those assets classified as substandard, doubtful or loss are considered adversely classified. See the table on page 67 for additional information on our classified assets.

If a loan is classified, an estimated value of the property securing the loan, if any, is determined through an appraisal, where possible. In instances where we have not taken possession of the property or do not otherwise have access to the premises and therefore cannot obtain a complete appraisal, a real estate broker’s opinion as to the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area. In such cases, an internal cash flow analysis may also be performed. In circumstances for which we have determined that repayment of the loan will be based solely on the collateral and the unpaid balance of the loan is greater than the estimated fair value of such collateral, a specific valuation allowance is established for the difference between the carrying value and the fair value less estimated selling costs.

Impaired Loans

A loan is normally deemed impaired when it is probable we will be unable to collect both principal and interest due according to the contractual terms of the loan agreement. A valuation allowance is established when the fair value of the property that collateralizes the impaired loan, if any, is less than the recorded investment in the loan. Our impaired loans at December 31, 2006, net of their related allowance for loan losses of $6.2 million, totaled $25.1 million. Interest income recognized on impaired loans amounted to $888,000 for the year ended December 31, 2006. For further detail on our impaired loans, see Note 4 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Allowance for Loan Losses

For a discussion of our accounting policy related to the allowance for loan losses, see “Critical Accounting Policies” in Item 7, “MD&A.”

In addition to the requirements of U.S. generally accepted accounting principles, or GAAP, related to loss contingencies, a federally chartered savings association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, or OTS. The OTS, in conjunction with the other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the federal regulatory agencies. While we believe that the allowance for loan losses has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ substantially from the conditions used in making the initial determinations. In addition, there can be no assurance that the OTS or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not request that we alter our allowance for loan losses, thereby affecting our financial condition and earnings.

Investment Activities

General

Our investment policy is designed to complement our lending activities, generate a favorable return without incurring undue interest rate and credit risk, enable us to manage the interest rate sensitivity of our overall assets and liabilities and provide and maintain liquidity, primarily through cash flow. In establishing our investment strategies, we consider our business and growth plans, the economic environment, our interest rate sensitivity position, the types of securities held and other factors. At December 31, 2006, our securities portfolio totaled $5.34 billion, or 24.8% of total assets.

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

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities. At December 31, 2006, our mortgage-backed securities totaled $5.19 billion, or 97.2% of total securities, of which $5.12 billion, or 95.9% of total securities, were REMIC and CMO securities, substantially all of which had fixed rates. These securities provide liquidity, collateral for borrowings and minimal credit risk while providing appropriate returns and are an attractive alternative to other investments due to the wide variety of maturity and repayment options available. Of the REMIC and CMO securities portfolio, $4.79 billion, or 93.5%, are guaranteed by Fannie Mae, or FNMA, Freddie Mac, or FHLMC, or Ginnie Mae, or GNMA, as issuer. The balance of this portfolio is comprised of privately issued securities, substantially all of which have a credit rating of AAA. In addition to our REMIC and CMO securities, at December 31, 2006, we had $69.4 million, or 1.3% of total securities, in mortgage-backed pass-through certificates guaranteed by either FNMA, FHLMC or GNMA.

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

In addition to mortgage-backed securities, at December 31, 2006, we had $149.4 million of other securities which consist of FNMA and FHLMC preferred stock, obligations of states and political subdivisions and corporate debt and other securities, some of which, by their terms, may be called by the issuer, typically after the passage of a fixed period of time. At December 31, 2006, the amortized cost of callable securities totaled $124.1 million. No securities were called during the year ended December 31, 2006.

At December 31, 2006, our securities available-for-sale totaled $1.56 billion and our securities held-to-maturity totaled $3.78 billion. For a further discussion of our securities portfolio, see the tables below and on pages 14 and 15, Item 7, “MD&A,” and Note 1 and Note 3 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

As a member of the Federal Home Loan Bank, or FHLB, of New York, or FHLB-NY, Astoria Federal is required to maintain a specified investment in the capital stock of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.”

Repurchase Agreements

We invest in various money market instruments, including repurchase agreements (securities purchased under agreements to resell) and overnight and term federal funds, although at December 31, 2006 and 2005 we had no investments in federal funds sold. Money market instruments are used to invest our available funds resulting from cash flow and to help satisfy liquidity needs. For a further discussion of our repurchase agreements, see Item 7, “MD&A” and Note 1 and Note 2 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

	At December 31,

	2006		2005		2004

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,315,254	84.29%	$1,567,312	85.12%	$2,077,902	86.33%
Non-GSE issuance	47,905	3.07	57,938	3.15	75,715	3.15
GSE pass-through certificates	65,956	4.23	93,124	5.06	126,570	5.26
FNMA and FHLMC preferred stock	130,217	8.35	120,495	6.54	123,548	5.13
Other securities	993	0.06	2,482	0.13	3,148	0.13

Total securities available-for-sale	$1,560,325	100.00%	$1,841,351	100.00%	$2,406,883	100.00%

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$3,474,662	91.94%	$4,346,631	91.88%	$5,772,676	91.58%
Non-GSE issuance	283,017	7.49	354,395	7.49	480,053	7.62
GSE pass-through certificates	3,484	0.09	5,737	0.12	9,154	0.15
Obligations of states and political subdivisions and corporate debt securities	18,193	0.48	24,190	0.51	41,053	0.65

Total securities held-to-maturity	$3,779,356	100.00%	$4,730,953	100.00%	$6,302,936	100.00%

The table below sets forth certain information regarding the amortized costs, estimated fair values, weighted average yields and contractual maturities of our repurchase agreements, FHLB-NY stock, securities available-for-sale and securities held-to-maturity at December 31, 2006 and does not reflect the effect of prepayments or scheduled principal amortization on our REMICs, CMOs and pass-through certificates.

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total Securities

(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

Repurchase agreements	$71,694	5.26%	$—	—%	$—	—%	$—	—%	$71,694	$71,694	5.26%

FHLB-NY stock (1)(2)	$—	—%	$—	—%	$—	—%	$153,640	7.00%	$153,640	$153,640	7.00%

Securities available-for-sale:
REMICs and CMOs:
GSE issuance	$—	—%	$173	6.55%	$—	—%	$1,385,963	3.96%	$1,386,136	$1,315,254	3.96%
Non-GSE issuance	—	—	—	—	141	5.87	50,970	3.67	51,111	47,905	3.67
GSE pass-through certificates	1	7.04	35	4.71	11,634	6.56	53,325	6.79	64,995	65,956	6.75
FNMA and FHLMC preferred stock (1)	—	—	—	—	—	—	123,495	5.75	123,495	130,217	5.75
Other securities	225	4.56	550	4.09	—	—	226	2.89	1,001	993	3.92

Total securities available-for-sale	$226	4.57%	$758	4.68%	$11,775	6.55%	$1,613,979	4.18%	$1,626,738	$1,560,325	4.20%

Securities held-to-maturity:
REMICs and CMOs:
GSE issuance	$—	—%	$—	—%	$84,776	4.40%	$3,389,886	4.50%	$3,474,662	$3,386,413	4.50%
Non-GSE issuance	—	—	—	—	14	7.76	283,003	4.41	283,017	273,394	4.41
GSE pass-through certificates	17	7.37	413	8.88	1,427	6.48	1,627	8.38	3,484	3,570	7.65
Obligations of states and political subdivisions and corporate debt securities	9,996	5.80	—	—	—	—	8,197	6.51	18,193	18,137	6.12

Total securities held-to-maturity	$10,013	5.80%	$413	8.88%	$86,217	4.43%	$3,682,713	4.50%	$3,779,356	$3,681,514	4.51%

(1)	As equity securities have no maturities, they are classified in the over ten years category.

(2)	The carrying amount of FHLB-NY stock equals cost. The weighted average yield represents the 2006 fourth quarter dividend rate declared by the FHLB-NY in January 2007.

The following table sets forth the aggregate amortized cost and estimated fair value of our securities, substantially all of which are mortgage-backed securities, where the aggregate amortized cost of securities from a single issuer exceeds ten percent of our stockholders’ equity at December 31, 2006.

(In Thousands)	Amortized Cost	Estimated Fair Value

FHLMC	$3,123,117	$3,046,292
FNMA	1,770,876	1,701,276
FHLB-NY Stock	153,640	153,640

Sources of Funds

General

Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including deposits and borrowings.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. We presently offer passbook and statement savings accounts, money market accounts, NOW and demand deposit accounts, Liquid certificates of deposit, or Liquid CDs, and certificates of deposit, which include all time deposits other than Liquid CDs. Liquid CDs have maturities of three months, require the maintenance of a minimum balance and allow depositors the ability to make periodic deposits to and withdrawals from their account. We consider Liquid CDs as part of our core deposits, along with savings accounts, money market accounts and NOW and demand deposit accounts, due to their depositor flexibility. At December 31, 2006, our deposits totaled $13.22 billion. Of the total deposit balance, $1.54 billion, or 11.6%, represent Individual Retirement Accounts. We held no brokered deposits at December 31, 2006.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on our sales and marketing efforts, including print advertising, competitive rates, quality service, our PEAK Process, new products and long-standing customer relationships to attract and retain these deposits. When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We continue to experience intense competition for deposits. However, we continue to maintain a strong level of core deposits, which has contributed to our low cost of funds. Core deposits represented 41.7% of total deposits at December 31, 2006.

For a further discussion of our deposits, see the following tables, Item 7, “MD&A,” and Note 7 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,

(Dollars in Thousands)	2006	2005	2004

Opening balance	$12,810,455	$12,323,257	$11,186,594
Net deposits	28,799	205,799	899,234
Interest credited	384,770	281,399	237,429

Ending balance	$13,224,024	$12,810,455	$12,323,257

Net increase	$413,569	$487,198	$1,136,663

Percentage increase	3.23%	3.95%	10.16%

The following table sets forth the maturity periods of our certificates of deposit and Liquid CDs in amounts of $100,000 or more at December 31, 2006.

(In Thousands)	Amount

Within three months	$1,209,659
Three to six months	515,700
Six to twelve months	677,714
Over twelve months	562,228

Total	$2,965,301

The following table sets forth the distribution of our average deposit balances for the periods indicated and the weighted average nominal interest rates for each category of deposit presented.

	For the Year Ended December 31,

	2006			2005			2004

(Dollars in Thousands)	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate	Average Balance	Percent of Total	Weighted Average Nominal Rate

Savings	$2,325,346	17.90%	0.40%	$2,742,417	21.74%	0.40%	$2,973,054	25.18%	0.40%
Money market	536,549	4.13	0.98	804,855	6.38	0.93	1,088,915	9.22	0.58
NOW	885,456	6.81	0.10	936,848	7.43	0.10	927,632	7.86	0.10
Non-interest bearing NOW and demand deposit	614,675	4.73	—	632,571	5.01	—	607,190	5.14	—
Liquid CDs	1,092,533	8.41	4.52	350,923	2.78	3.01	—	—	—

Total	5,454,559	41.98	1.19	5,467,614	43.34	0.55	5,596,791	47.40	0.34

Certificates of deposit (1):
Within one year	1,624,868	12.50	4.28	809,136	6.41	2.35	955,919	8.10	1.26
One to three years	2,633,517	20.26	3.83	3,191,691	25.32	2.98	2,340,879	19.82	2.80
Three to five years	2,466,044	18.98	4.22	2,760,364	21.88	4.32	2,645,262	22.40	4.82
Over five years	22,043	0.17	4.18	54,856	0.43	4.53	126,132	1.07	4.95
Jumbo	793,368	6.11	4.63	330,617	2.62	3.25	142,822	1.21	1.65

Total	7,539,840	58.02	4.14	7,146,664	56.66	3.45	6,211,014	52.60	3.44

Total deposits	$12,994,399	100.00%	2.90%	$12,614,278	100.00%	2.19%	$11,807,805	100.00%	1.97%

(1)	Terms indicated are original, not term remaining to maturity.

The following table presents, by rate categories, the remaining periods to maturity of our certificates of deposit and Liquid CDs outstanding at December 31, 2006 and the balances of our certificates of deposit and Liquid CDs outstanding at December 31, 2006, 2005 and 2004.

	Period to maturity from December 31, 2006				At December 31,

(In Thousands)	Within one year	One to two years	Two to three years	Over three years	2006	2005	2004

Certificates of deposit and Liquid CDs:
2.99% or less	$138,561	$4,749	$2,411	$—	$145,721	$1,608,132	$3,187,140
3.00% to 3.99%	1,125,594	421,294	44,227	21,468	1,612,583	4,076,948	1,901,075
4.00% to 4.99%	3,070,317	611,020	377,452	242,753	4,301,542	1,810,857	699,936
5.00% and over	2,293,505	375,844	224,751	208,019	3,102,119	585,032	1,059,984

Total	$6,627,977	$1,412,907	$648,841	$472,240	$9,161,965	$8,080,969	$6,848,135

Borrowings

Borrowings are used as a complement to deposit generation as a funding source for asset growth and are an integral part of our interest rate risk management strategy. We enter into reverse repurchase agreements (securities sold under agreements to repurchase) with nationally recognized primary securities dealers and the FHLB-NY. Reverse repurchase agreements are accounted for as borrowings and are secured by the securities sold under the agreements. We also obtain advances from the FHLB-NY which are generally secured by a blanket lien against, among other things, our one-to-four family mortgage loan portfolio and our investment in FHLB-NY stock. The maximum amount that the FHLB-NY will advance, for purposes other than for meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY. See “Regulation and Supervision - Federal Home Loan Bank System.” Occasionally, we will obtain funds through the issuance of unsecured debt obligations. These obligations are classified as other borrowings in our consolidated statement of financial condition. At December 31, 2006, borrowings totaled $6.84 billion.

In addition, at December 31, 2006, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $87.0 million was outstanding under the overnight line of credit, which is included in total borrowings. The lines of credit expire on July 31, 2007 and are renewable annually. Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Included in our borrowings are various obligations which, by their terms, may be called by the securities dealers and the FHLB-NY. At December 31, 2006, we had $2.78 billion of borrowings which are callable within one year and at various times thereafter, of which $1.88 billion will mature in 2008 and $900.0 million have contractual remaining maturities of over five years. We also have $125.0 million of borrowings due in 2011, which are callable in 2008 and at various times thereafter.

For further information regarding our borrowings, including our borrowings outstanding, average borrowings, maximum borrowings and weighted average interest rates at and for each of the years ended December 31, 2006, 2005 and 2004, see Item 7, “MD&A” and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Market Area and Competition

Astoria Federal has been, and continues to be, a community-oriented federally chartered savings association offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes multiple delivery channels including full service banking offices, automated teller machines and telephone and internet banking capabilities. We consider our strong retail banking network, together with our reputation for financial strength and customer service, as well as our competitive pricing, as our major strengths in attracting and retaining customers in our market areas.

Astoria Federal’s deposit gathering sources are primarily concentrated in the communities surrounding Astoria Federal’s banking offices in Queens, Kings (Brooklyn), Nassau, Suffolk and Westchester counties in the New York metropolitan area. Astoria Federal ranked fourth in deposit market share, with an 8.3% market share, in the Long Island market, which includes the counties of Queens, Kings (Brooklyn), Nassau and Suffolk, based on the annual Federal Deposit Insurance Corporation, or FDIC, “Summary of Deposits - Market Share Report” dated June 30, 2006.

Astoria Federal originates mortgage loans through its banking and loan production offices in the New York metropolitan area, through an extensive broker network covering twenty-six states and the District of Columbia and through a third party loan origination program covering forty-three states and the District of Columbia. Our various loan origination programs provide efficient and diverse delivery channels for deployment of our cash flows. Additionally, our broker and third party loan origination programs provide geographic diversification, reducing our exposure to concentrations of credit risk.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have. Additionally, over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market. All are our competitors to varying degrees. Our competition for loans, both locally and nationally, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We have experienced continued intense competition for deposits, particularly money market and checking accounts. We also face intense competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

Subsidiary Activities

We have two direct wholly-owned subsidiaries, Astoria Federal and AF Insurance Agency, Inc., which are reported on a consolidated basis. AF Insurance Agency, Inc. is a licensed life insurance agency and property and casualty insurance broker. Through contractual agreements with various third party marketing organizations, AF Insurance Agency, Inc. makes insurance products available primarily to the customers of Astoria Federal.

We have one other direct subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with FIN 46(R). Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million of Capital Securities and $3.9 million of common securities and using the proceeds to acquire $128.9 million of Junior Subordinated Debentures issued by us. The Junior Subordinated Debentures have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. See Note 1 and Note 8 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of Astoria Capital Trust I, the Capital Securities and the Junior Subordinated Debentures.

At December 31, 2006, the following were wholly-owned subsidiaries of Astoria Federal and are reported on a consolidated basis.

AF Agency, Inc. was formed in 1990 to make tax-deferred annuities and a variety of mutual funds available to the customers of Astoria Federal through an unaffiliated third party vendor. Astoria Federal is reimbursed for expenses and administrative services it provides to AF Agency, Inc. Fees generated by AF Agency, Inc. totaled $8.2 million for the year ended December 31, 2006, which represented 9.0% of non-interest income.

Astoria Federal Savings and Loan Association Revocable Grantor Trust was formed in November 2000 in connection with the establishment of a BOLI program by Astoria Federal. Premiums paid to purchase BOLI in 2000 and 2002 totaled $350.0 million. The carrying amount of our investment in BOLI was $386.0 million, or 1.8% of total assets, at December 31, 2006. See Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for further discussion of BOLI.

Astoria Federal Mortgage Corp. is an operating subsidiary through which Astoria Federal engages in lending activities outside the State of New York.

Fidata Service Corp., or Fidata, was incorporated in the State of New York in November 1982. Fidata qualifies as a Connecticut passive investment company, or PIC, and for alternative tax treatment under Article 9A of the New York State Tax Law. Fidata maintains offices in Norwalk, Connecticut and invests in loans secured by real property which qualify as intangible investments permitted to be held by a Connecticut PIC. Fidata mortgage loans totaled $6.81 billion at December 31, 2006.

Suffco Service Corporation, or Suffco, serves as document custodian for the loans of Astoria Federal and Fidata and certain loans being serviced for FNMA and other investors.

Marcus I Inc. was incorporated in the State of New York in April 2006 and was formed to serve as assignee of certain commercial loans in default. Marcus I Inc. had no assets or operations during 2006.

Astoria Federal has two subsidiaries which may qualify for alternative tax treatment under Article 9A of the New York State Tax Law and therefore, although inactive, are retained by Astoria Federal.

Astoria Federal has four additional subsidiaries, one of which is a single purpose entity that has an interest in a real estate investment, which is not material to our financial condition, and two of which have no assets or operations but may be used to acquire interests in real estate in the future. The fourth such subsidiary serves as a holding company for one of the other three.

Astoria Federal has three additional subsidiaries which are inactive, two of which Astoria Federal intends to dissolve.

Personnel

As of December 31, 2006, we had 1,516 full-time employees and 219 part-time employees, or 1,626 full time equivalents. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Regulation and Supervision

General

Astoria Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. We, as a unitary savings and loan holding company, are regulated, examined and supervised by the OTS. Astoria Federal is a member of the FHLB-NY and its deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund, or DIF (formerly the Savings Association Insurance Fund, or SAIF, and the Bank Insurance Fund, or BIF). We and Astoria Federal must file reports with the OTS concerning our activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. The OTS periodically performs safety and soundness examinations of Astoria Federal and us and tests our compliance with various regulatory requirements. The FDIC reserves the right to do so as well. The OTS has primary enforcement responsibility over federally chartered savings associations and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings association and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

This regulation and supervision establishes a comprehensive framework to regulate and control the activities in which we can engage and is intended primarily for the protection of the DIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, FDIC or Congress, could have a material adverse impact on Astoria Federal and us and our respective operations.

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

On December 14, 2006, the OTS published guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in savings associations. The CRE Guidance reinforces and enhances the OTS’s existing regulations and guidelines for real estate lending and loan portfolio management, but does not establish specific commercial real estate lending limits. We believe that the CRE Guidance will not have a material impact on the conduct of our business and we will be able to effectively implement the requirements set forth in the CRE Guidance during 2007.

Capital Requirements

The OTS capital regulations require federally chartered savings associations to meet three minimum capital ratios: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% total risk-based capital ratio. In assessing an institution’s capital adequacy, the OTS takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where necessary. Astoria Federal, as a matter of prudent management, targets as its goal the maintenance of capital ratios which exceed these minimum requirements and that are consistent with Astoria Federal’s risk profile. At December 31, 2006, Astoria Federal exceeded each of its capital requirements with a tangible capital ratio of 6.61%, leverage capital ratio of 6.61% and total risk-based capital ratio of 12.25%.

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

Prompt Corrective Regulatory Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2006, Astoria Federal was considered “well capitalized” by the OTS, with a total risk-based capital ratio of 12.25%, Tier 1 risk-based capital ratio of 11.57% and leverage ratio of 6.61%.

Insurance of Deposit Accounts

Pursuant to FDICIA, the FDIC had established a risk-based assessment system for insured depository institutions that took into account the risks attributable to different categories and concentrations of assets and liabilities. Under the risk-based assessment system, the FDIC assigned an institution to one of the three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. The FDIC also assigned an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution was assigned was based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determined to be relevant to the institution’s financial condition and the risk posed to the DIF (formerly SAIF and BIF). An institution’s deposit insurance assessment rate depended on the capital category and supervisory subcategory to which it was assigned. Under the risk-based assessment system, there were nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates were applied, ranging from 0 to 27 basis points. The assessment rates for our BIF-assessable and SAIF-assessable deposits from 1997 through 2006 were each 0 basis points. SAIF-assessable deposits are also subject to assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our total expense in 2006 for the assessment for the FICO payments was $1.7 million.

On February 8, 2006, President Bush signed the “Federal Deposit Insurance Reform Act of 2005,” or the 2005 Deposit Act, into law. The 2005 Deposit Act contains provisions designed to reform and modernize the Federal deposit insurance system. Effective in 2006, the 2005 Deposit Act merged the BIF and SAIF into the new DIF; indexed the current $100,000 deposit insurance limit to inflation beginning in 2011 and every succeeding five years; and increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation as well. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC consolidated the previous nine assessment rate categories into four new categories. Base assessment rates will range from two to four basis points for Risk Category I institutions and will be seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates will depend upon a combination of CAMELS component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, such as Astoria Federal, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC has set the assessment rates at three basis points above the base rates. Assessment rates will, therefore, range from five to forty-three basis points of deposits. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. Astoria Federal expects to receive a $14.0 million One-Time Assessment Credit which may be used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments. Any remaining credit can be used to offset up to 90% of the 2008 deposit insurance assessment. We estimate that our credit will fully offset our 2007 deposit insurance assessment as well as a portion of our 2008 deposit insurance assessment.

Loans to One Borrower

Under the HOLA, savings associations are generally subject to the national bank limits on loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the institution’s unimpaired capital and surplus. Additional amounts may be loaned, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are secured by readily-marketable collateral. Astoria Federal is in compliance with applicable loans to one borrower limitations. At December 31, 2006, Astoria Federal’s largest aggregate amount of loans to one borrower totaled $100.0 million. All of the loans for the largest borrower were performing in accordance with their terms and the borrower had no affiliation with Astoria Federal.

Qualified Thrift Lender Test

The HOLA requires savings associations to meet a Qualified Thrift Lender, or QTL, test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (1) specified liquid assets up to 20% of total assets, (2) intangibles, including goodwill, and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans, and small business loans) on a monthly basis during at least 9 out of every 12 months. As of December 31, 2006, Astoria Federal maintained in excess of 92% of its portfolio assets in qualified thrift investments and had more than 65% of its portfolio assets in qualified thrift investments for each of the 12 months in the year ended December 31, 2006. Therefore, Astoria Federal qualified under the QTL test.

A savings association that fails the QTL test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the association’s home state. In addition, if the association does not requalify under the QTL test within three years after failing the test, the association would be prohibited from engaging in any activity not permissible for a national bank.

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

Assessments

The OTS charges assessments to recover the costs of examining savings associations and their affiliates. These assessments are based on three components: the size of the association, on which the basic assessment is based; the association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1.00 billion in trust assets, serviced for others loans aggregating more than $1.00 billion, or had certain off-balance sheet assets aggregating more than $1.00 billion. We also pay semi-annual assessments for the holding company. For the year ended December 31, 2006, we paid a total of $2.9 million in assessments.

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

Community Reinvestment

Under the Community Reinvestment Act, or CRA, as implemented by OTS regulations, a federally chartered savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. Astoria Federal has been rated as “outstanding” over its last five CRA examinations. Regulations require that we publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

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

Standards for Safety and Soundness

Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS, together with the other federal bank regulatory agencies, adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS adopted regulations pursuant to FDICIA to require a savings association that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings association fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. For further discussion, see “Regulation and Supervision - Federally Chartered Savings Association Regulation - Prompt Corrective Regulatory Action.”

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

•	Establishment of anti-money laundering programs.

•

Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•	Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

In addition, bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

Federal Home Loan Bank System

Astoria Federal is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. Astoria Federal, as a member of the FHLB-NY, is currently required to acquire and hold shares of the FHLB-NY Class B stock. The Class B stock has a par value of $100 per share and is redeemable upon five years notice, subject to certain conditions. The Class B stock has two subclasses, one for membership stock purchase requirements and the other for activity-based stock purchase requirements. The minimum stock investment requirement in the FHLB-NY Class B stock is the sum of the membership stock purchase requirement, determined on an annual basis at the end of each calendar year, and the activity-based stock purchase requirement, determined on a daily basis. For Astoria Federal, the membership stock purchase requirement is 0.2% of the Mortgage-Related Assets, as defined by the FHLB-NY, which consists principally of residential mortgage loans and mortgage-backed securities including CMOs and REMICs, held by Astoria Federal. The activity-based stock purchase requirement for Astoria Federal is equal to the sum of: (1) 4.5% of outstanding borrowings from the FHLB-NY; (2) 4.5% of the outstanding principal balance of Acquired Member Assets, as defined by the FHLB-NY, and delivery commitments for Acquired Member Assets; (3) a specified dollar amount related to certain off-balance sheet items, which for Astoria Federal is zero; and (4) a specified percentage ranging from 0 to 5% of the carrying value on the FHLB-NY’s balance sheet of derivative contracts between the FHLB-NY and its members, which for Astoria Federal is also zero. The FHLB-NY can adjust the specified percentages and dollar amount from time to time within the ranges established by the FHLB-NY capital plan.

Astoria Federal was in compliance with the FHLB-NY minimum stock investment requirements with an investment in FHLB-NY stock at December 31, 2006 of $153.6 million. Dividends from the FHLB-NY to Astoria Federal amounted to $7.8 million for the year ended December 31, 2006, $6.0 million for the year ended December 31, 2005 and $3.5 million for the year ended December 31, 2004.

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, is also the Chairman of the Board of Directors and a member of the Executive, Corporate Governance and Audit Committees of the FHLB-NY.

Federal Reserve System

FRB regulations require federally chartered savings associations to maintain non-interest-earning cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $8.5 million and $45.8 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Astoria Federal is in compliance with the foregoing requirements. Since required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Astoria Federal’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Gramm-Leach also restricts the powers of new unitary savings and loan association holding companies. Unitary savings and loan association holding companies that are “grandfathered,” i.e., unitary savings and loan association holding companies in existence or with applications filed with the OTS on or before May 4, 1999, such as us, retain their authority under the prior law. All other unitary savings and loan association holding companies are limited to financially related activities permissible for bank holding companies, as defined under Gramm-Leach. Gramm-Leach also prohibits non-financial companies from acquiring grandfathered unitary savings and loan association holding companies.

The HOLA prohibits a savings and loan association holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community and competitive factors.

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

Corporate Alternative Minimum Tax

In addition to the regular income tax, corporations (including savings and loan associations) generally are subject to an alternative minimum tax, or AMT, in an amount equal to 20% of alternative minimum taxable income to the extent the AMT exceeds the corporation’s regular tax. The AMT is available as a credit against future regular income tax. We do not expect to be subject to the AMT for federal tax purposes.

Tax Bad Debt Reserves

Effective 1996, federal tax legislation modified the methods by which a thrift computes its bad debt deduction. As a result, Astoria Federal is required to claim a deduction equal to its actual loss experience, and the “reserve method” is no longer available. Any cumulative reserve additions (i.e., bad debt deductions) in excess of actual loss experience for tax years 1988 through 1995 were recaptured over a six year period. Generally, reserve balances as of December 31, 1987 will only be subject to recapture upon distribution of such reserves to shareholders. For a further discussion of bad debt reserves, see “Distributions.”

Distributions

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

State and Local Taxation

New York State Taxation

New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State, at a rate of 7.5%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. We were subject to the alternative minimum tax for New York State and New York City for the year ended December 31, 2006. In addition, New York State imposes a tax surcharge of 17.0% of the New York State Franchise Tax, calculated using an annual franchise tax rate of 9.0% (which represents the 2000 annual franchise tax rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to us, Astoria Federal and certain of Astoria Federal’s subsidiaries. Certain other subsidiaries are subject to a general business corporation tax in lieu of the tax on banking corporations or are subject to taxes of other jurisdictions. The rules regarding the determination of net income allocated to New York State and alternative minimum taxes differ for these subsidiaries.

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

New York City Taxation

Astoria Federal is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. New York City has enacted legislation regarding the use and treatment of tax bad debt reserves that is substantially similar to the New York State legislation described above. A significant portion of Astoria Federal’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Astoria Federal.

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

Our earnings depend largely on the relationship between the yield on our interest-earning assets, primarily our mortgage loans and mortgage-backed securities, and the cost of our deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence market interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in market interest rates affect customer demand for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.

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

The Federal Open Market Committee, or FOMC, policy of monetary tightening through seventeen consecutive Federal Funds rate increases from June 2004 through June 2006 resulted in a significant flattening of the U.S. Treasury yield curve in 2005 and its subsequent inversion by the latter half of 2006. This continued pattern of interest yield curve inversion limits our growth opportunities and continues to put pressure on our net interest rate spread and net interest margin. As a result, we have continued to pursue our strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. Accordingly, no assurance can be given that the yield curve will not remain inverted and that our net interest margin and net interest income will not remain under pressure in 2007.

Changes in interest rates may reduce our stockholders’ equity.

At December 31, 2006, $1.56 billion of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on changes in interest rates. In general, as interest rates rise, the estimated fair value of our fixed rate securities portfolio will decrease. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in estimated fair value of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. If these securities are never sold, the decrease will be recovered over the life of the securities.

Our results of operations are affected by economic conditions in the New York metropolitan area and other areas.

Our retail banking and a significant portion of our lending business (approximately 46% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at December 31, 2006) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area as well as other areas.

Decreases in real estate values could adversely affect the value of property used as collateral for our loans. The average loan-to-value ratio of our mortgage loan portfolio is less than 65% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, deterioration in economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses. Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

There has been a slowdown in the housing market during 2006, particularly during the second half, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increased inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. This slowdown, together with reduced refinancing activity, contributed to a reduction in overall loan originations and purchases in 2006. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

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

We face intense competition both in making loans and attracting deposits. Our competition for loans, both locally and nationally, comes principally from mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We also face competition for deposits from money market mutual funds and other corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies. Price competition for loans and deposits could result in earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more difficult to grow our loan and deposit balances. Our profitability depends upon our continued ability to compete successfully in our market areas.

Our continued emphasis on multi-family and commercial real estate lending may expose us to increased lending risks.

While we are primarily a one-to-four family mortgage lender, we also emphasize multi-family and commercial real estate loan originations. At December 31, 2006, $4.09 billion, or 27.5%, of our total loan portfolio consisted of multi-family and commercial real estate loans. Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

As a result of our efforts to continue to grow the multi-family and commercial real estate loan portfolios, we have increased our emphasis on originations of multi-family and commercial real estate loans in areas other than the New York metropolitan area. Originations in states other than New York, New Jersey and Connecticut represented 24.6% of our total originations of multi-family and commercial real estate loans in 2006. We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area as we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

Astoria Federal’s ability to pay dividends or lend funds to us is subject to regulatory limitations which, to the extent we need but are not able to access such funds, may prevent us from making future dividend payments or principal and interest payments due on our debt obligations.

We are a unitary savings and loan association holding company regulated by the OTS and almost all of our operating assets are owned by Astoria Federal. We rely primarily on dividends from Astoria Federal to pay cash dividends to our stockholders, to engage in share repurchase programs and to pay principal and interest on our debt obligations. The OTS regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. As the subsidiary of a savings and loan association holding company, Astoria Federal currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus the retained net income for the preceding two years, then Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution. We anticipate that in 2007 we will be required to file applications with the OTS for proposed capital distributions.

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

Based on Astoria Federal’s current financial condition, we do not expect the regulatory limitations will have any impact on our ability to obtain dividends from Astoria Federal. However, there can be no assurance that Astoria Federal will be able to pay dividends at past levels, or at all, in the future.

In addition to regulatory restrictions on the payment of dividends, Astoria Federal is subject to certain restrictions imposed by federal law on any extensions of credit it makes to its affiliates and on investments in stock or other securities of its affiliates. We are considered an affiliate of Astoria Federal. These restrictions prevent affiliates of Astoria Federal, including us, from borrowing from Astoria Federal, unless various types of collateral secure the loans. Federal law limits the aggregate amount of loans to and investments in any single affiliate to 10% of Astoria Federal’s capital stock and surplus and also limits the aggregate amount of loans to and investments in all affiliates to 20% of Astoria Federal’s capital stock and surplus.

If we do not receive sufficient cash dividends or borrowings from Astoria Federal, then we may not have sufficient funds to pay dividends, repurchase our common stock or service our debt obligations.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the OTS and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

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

Currently, we originate both interest only and interest only reduced documentation loans. We do not originate negative amortization or payment option ARM loans. Reduced documentation loans include SIFA, SISA and Super Streamline loans. During 2006, originations of interest only loans totaled $2.19 billion, of which $1.98 billion were one-to-four family loans and $210.9 million were multi-family and commercial real estate loans. Included in the interest only one-to-four family loan originations were $945.0 million of interest only reduced documentation loans. At December 31, 2006, our mortgage loan portfolio included $6.17 billion of one-to-four family interest only loans and $542.6 million of multi-family and commercial real estate interest only loans. Non-performing interest only loans totaled $14.5 million at December 31, 2006.

We have evaluated the Guidance to determine our compliance and, as necessary, modified our risk management practices and underwriting guidelines. The guidance does not apply to all mortgage lenders with whom we compete for loans. Therefore, we cannot predict the impact the Guidance may have, if any, on our loan origination volumes in future periods.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations, including those with respect to federal and state taxation, may cause our results of operations to differ materially. In addition, the cost and burden of compliance, over time, have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for Astoria Federal, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on Astoria Federal or our borrowers, and therefore on our results of operations.

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

We are obligated under a lease commitment through 2017 for our previous mortgage operating facility in Mineola, New York which we no longer occupy. At December 31, 2006, this facility was fully sublet.

For further information regarding our lease obligations, see Item 7, “MD&A” and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are routinely made defendant in or a party to pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us. In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse effect on our financial condition, results of operations or liquidity.

Goodwill Litigation

We are a party to two actions against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, or goodwill litigation, which could result in a gain.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, the U.S. Court of Federal Claims rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, reversed such award. Our time to seek reconsideration of such decision by the Court of Appeals or to seek review by the United States Supreme Court has not yet expired and we are considering our alternatives. In connection with such matter, legal expense has been recognized as it has been incurred. In the event we seek reconsideration or review of the decision of the Court of Appeals, we will incur additional legal expense.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The U.S. Court of Federal Claims, on August 22, 2006, denied the U.S. government’s motion for summary judgment related to damages. The U.S. Court of Federal Claims has scheduled the trial of this action to commence on April 19, 2007.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation.

Attorney General Inquiry

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

Our contractual arrangements with IFMG and its related entities impose on them compliance, disclosure and oversight-related obligations in connection with their sale of Alternative Investment Products to our customers at our branch locations. In this regard, we believe we are in full compliance with the Interagency Statement on Retail Sales of Nondeposit Investment Products issued by the federal bank regulatory authorities and Part 536 of the OTS Regulations regarding Consumer Protection in the Sale of Insurance. As a result of the contractual agreements we have with IFMG and its related entities, we believe we will be entitled to indemnification from IFMG, IFMG Securities, Inc. and/or IFS Agencies, Inc. should proceedings be commenced against us with respect to these matters. During the year ended December 31, 2006, in connection with our extension and renegotiation of our relationship with IFMG and its related entities, IFMG reimbursed us for $850,000 in legal fees and costs incurred by us in connection with the Attorney General’s investigation.

We have not been contacted by the SEC in connection with its investigation of or settlement with IFMG Securities, Inc. We are cooperating with the Attorney General’s inquiry. No charges of wrongdoing on our part in connection with the sale of Alternative Investment Products have been filed by the Attorney General against us. Given the current status of the inquiry, no assurance can be given as to when the inquiry may be concluded, the ultimate result of the inquiry or any potential impact on our financial condition or results of operations.

McAnaney Litigation

In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York. The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Act, or FDCA, the New York State Deceptive Practices Act, and alleging unjust enrichment and common law fraud.

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The Court further determined that class certification would be considered prior to considering summary judgment. The Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. Both we and the plaintiffs have filed motions for summary judgment, which are currently pending before the Court. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2006 to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR ASTORIA FINANCIAL CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “AF.” The table below shows the high and low sale prices reported on the NYSE for our common stock during the periods indicated.

	2006		2005

	High	Low	High	Low

First Quarter	$31.95	$27.25	$27.20	$24.30
Second Quarter	31.88	29.06	28.85	23.80
Third Quarter	31.75	28.85	30.20	25.70
Fourth Quarter	31.49	28.22	30.35	24.43

As of February 15, 2007, we had 3,570 shareholders of record. As of December 31, 2006, there were 98,211,827 shares of common stock outstanding.

The following schedule summarizes the cash dividends paid per common share for 2006 and 2005.

	2006	2005

First Quarter	$0.24	$0.20
Second Quarter	0.24	0.20
Third Quarter	0.24	0.20
Fourth Quarter	0.24	0.20

In addition to cash dividends, on March 1, 2005, stockholders received one additional share of our common stock for every two shares owned pursuant to a three-for-two common stock split declared on January 19, 2005 by our Board of Directors.

On January 24, 2007, our Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2007, to common stockholders of record as of the close of business on February 15, 2007. Our Board of Directors intends to review the payment of dividends quarterly and plans to continue to maintain a regular quarterly dividend in the future, dependent upon our earnings, financial condition and other factors.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. We are also subject to certain financial covenants and other limitations pursuant to the terms of various debt instruments that have been issued by us, which could have an impact on our ability to pay dividends in certain circumstances. See Item 7, “MD&A - Liquidity and Capital Resources” for further discussion of such financial covenants and other limitations. Our payment of dividends is dependent, in large part, upon receipt of dividends from Astoria Federal. Astoria Federal is subject to certain restrictions which may limit its ability to pay us dividends. See Item 1, “Business - Regulation and Supervision” and Note 9 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the impact of regulatory capital requirements on Astoria Federal’s ability to pay dividends. See Item 1, “Business - Federal Taxation” and Note 12 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” for an explanation of the tax impact of the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes; (2) redeems its stock; or (3) liquidates.

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on Astoria Financial Corporation common stock, or AFC Common Stock, during the five fiscal years ended December 31, 2006, with the cumulative total returns of both a broad market index, the Standard & Poor’s, or S&P, 500 Stock Index, and a peer group index, the Financials Sector of the S&P 400 Mid-cap Index. The comparison assumes $100 was invested on December 31, 2001 in AFC Common Stock and in each of the S&P indices and assumes that all of the dividends were reinvested.

AFC Common Stock, Market and Peer Group Indices

	AFC Common Stock	S&P 500 Stock Index	S&P Midcap 400 Financials Index

December 31, 2001	$100.00	$100.00	$100.00
December 31, 2002	105.22	77.90	92.99
December 31, 2003	148.34	100.25	125.00
December 31, 2004	163.53	111.15	149.85
December 31, 2005	185.73	116.61	164.87
December 31, 2006	196.66	135.03	191.03

The following table sets forth the repurchases of our common stock by month during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

October 1, 2006 through October 31, 2006	450,000	$29.74	450,000	3,297,300
November 1, 2006 through November 30, 2006	1,180,000	$29.34	1,180,000	2,117,300
December 1, 2006 through December 31, 2006	250,000	$30.19	250,000	1,867,300

Total	1,880,000	$29.55	1,880,000

All of the shares repurchased during the three months ended December 31, 2006 were repurchased under our eleventh stock repurchase plan, approved by our Board of Directors on December 21, 2005, which authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock then outstanding, through December 31, 2007 in open-market or privately negotiated transactions.

On May 18, 2006, our Chief Executive Officer, George L. Engelke, Jr., submitted his annual certification to the NYSE indicating that he was not aware of any violation by Astoria Financial Corporation of NYSE corporate governance listing standards as of the May 18, 2006 certification date.

Item 6.	SELECTED FINANCIAL DATA

Set forth below are our selected consolidated financial and other data. This financial data is derived in part from, and should be read in conjunction with, our consolidated financial statements and related notes.

	At December 31,

(In Thousands)	2006	2005	2004	2003	2002

Selected Financial Data:
Total assets	$21,554,519	$22,380,271	$23,415,869	$22,461,594	$21,701,758
Federal funds sold and repurchase agreements	71,694	182,803	267,578	65,926	510,252
Securities available-for-sale	1,560,325	1,841,351	2,406,883	2,654,992	2,792,581
Securities held-to-maturity	3,779,356	4,730,953	6,302,936	5,792,727	5,041,257
Loans receivable, net	14,891,749	14,311,134	13,180,521	12,603,866	11,975,815
Deposits	13,224,024	12,810,455	12,323,257	11,186,594	11,067,196
Borrowings, net	6,836,002	7,937,526	9,469,835	9,632,037	8,825,046
Stockholders’ equity	1,215,754	1,350,227	1,369,764	1,396,531	1,553,998

	For the Year Ended December 31,

(In Thousands, Except Per Share Data)	2006	2005	2004	2003	2002

Selected Operating Data:
Interest income	$1,086,814	$1,082,987	$1,045,901	$1,057,291	$1,266,262
Interest expense	696,429	604,207	575,335	677,753	801,838

Net interest income	390,385	478,780	470,566	379,538	464,424
Provision for loan losses	—	—	—	—	2,307

Net interest income after provision for loan losses	390,385	478,780	470,566	379,538	462,117
Non-interest income	91,350	102,199	80,084	119,561	107,407
Non-interest expense:
General and administrative	221,803	228,734	225,011	205,877	195,827
Extinguishment of debt	—	—	—	—	2,202

Total non-interest expense	221,803	228,734	225,011	205,877	198,029

Income before income tax expense	259,932	352,245	325,639	293,222	371,495
Income tax expense	85,035	118,442	106,102	96,376	123,066

Net income	174,897	233,803	219,537	196,846	248,429
Preferred dividends declared	—	—	—	4,500	6,000

Net income available to common shareholders	$174,897	$233,803	$219,537	$192,346	$242,429

Basic earnings per common share	$1.85	$2.30	$2.03	$1.68	$1.94
Diluted earnings per common share	$1.80	$2.26	$2.00	$1.66	$1.90

	At or For the Year Ended December 31,

	2006		2005		2004		2003		2002

Selected Financial Ratios and Other Data:

Return on average assets	0.80%		1.02%		0.97%		0.87%		1.12%
Return on average stockholders’ equity	13.73		17.06		15.81		13.26		15.87
Return on average tangible stockholders’ equity (1)	16.06		19.72		18.25		15.15		18.00

Average stockholders’ equity to average assets	5.83		5.99		6.12		6.54		7.07
Average tangible stockholders’ equity to average tangible assets (1)(2)	5.02		5.22		5.35		5.78		6.28
Stockholders’ equity to total assets	5.64		6.03		5.85		6.22		7.16
Tangible stockholders’ equity to tangible assets (tangible capital ratio) (1)(2)	4.82		5.25		5.10		5.44		6.36

Net interest rate spread	1.76		2.11		2.09		1.72		2.11
Net interest margin	1.87		2.19		2.17		1.78		2.23
Average interest-earning assets to average interest-bearing liabilities	1.03	x	1.03	x	1.03	x	1.02	x	1.03	x

General and administrative expense to average assets	1.01%		1.00%		0.99%		0.91%		0.88%
Efficiency ratio (3)	46.04		39.37		40.86		41.25		34.25

Cash dividends paid per common share	$0.96		$0.80		$0.67		$0.57		$0.51
Dividend payout ratio	53.33%		35.40%		33.50%		34.34%		26.84%

Asset Quality Ratios:

Non-performing loans to total loans (4)	0.40		0.45		0.25		0.23		0.29
Non-performing loans to total assets (4)	0.28		0.29		0.14		0.13		0.16
Non-performing assets to total assets (4)(5)	0.28		0.30		0.14		0.14		0.16
Allowance for loan losses to non-performing loans (4)	134.55		124.81		254.02		280.10		242.04
Allowance for loan losses to non-accrual loans	135.66		125.15		258.57		285.51		249.53
Allowance for loan losses to total loans	0.53		0.56		0.62		0.66		0.69

Other Data:

Number of deposit accounts	928,647		953,998		975,155		963,120		990,873
Mortgage loans serviced for others (in thousands)	$1,363,591		$1,502,852		$1,670,062		$1,895,102		$2,671,085
Full service banking offices	86		86		86		86		86
Regional lending offices	3		3		4		3		1
Full time equivalent employees	1,626		1,658		1,862		1,971		1,956

(1)	Tangible stockholders’ equity represents stockholders’ equity less goodwill.

(2)	Tangible assets represent assets less goodwill.

(3)	Efficiency ratio represents general and administrative expense divided by the sum of net interest income plus non-interest income.

(4)

Non-performing loans consist of all non-accrual loans and all mortgage loans delinquent 90 days or more as to their maturity date but not their interest due and exclude loans which have been restructured and are accruing and performing in accordance with the restructured terms. Restructured accruing loans totaled $1.5 million, $1.6 million, $2.8 million, $3.9 million and $5.0 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

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

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and our stock repurchases. We have been successful in achieving these goals over the past several years and that trend has continued during 2006.

During the first half of 2006, the national and local real estate markets continued to support new and existing home sales despite early signs of a slowing market. During the second half of 2006, the slowdown in the housing market became more pronounced, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increased inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market. In addition, the FOMC policy of monetary tightening through seventeen consecutive Federal Funds rate increases from June 2004 through June 2006, resulted in a significant flattening of the U.S. Treasury yield curve in 2005 and its subsequent inversion by the latter half of 2006. This continued pattern of interest yield curve inversion limits our growth opportunities and continues to put pressure on our net interest rate spread and net interest margin. As a result, we have continued to pursue our strategy of shrinking the balance sheet through a reduction in the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Our total loan portfolio increased during the year ended December 31, 2006. The previously mentioned higher overall level of interest rates and slowdown in the housing market have reduced the level of repayment and refinance activity which has enabled us to continue to grow our mortgage loan portfolios, despite a reduction in mortgage loan originations from previous periods.

Total deposits increased during the year ended December 31, 2006. This increase was attributable to the growth of our Liquid CDs and our certificates of deposit resulting from the continued success of our marketing efforts and competitive pricing strategies which have focused on attracting and retaining these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities and borrowings portfolios decreased from December 31, 2005, which is consistent with our strategy of reducing these portfolios through normal cash flow in response to the flat-to-inverted U.S. Treasury yield curve.

Net income, the net interest margin and the net interest rate spread for 2006 decreased compared to the prior year. The decrease in net income was primarily due to decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The decrease in net interest income, as well as the decreases in the net interest margin and the net interest rate spread, were primarily the result of an increase in interest expense due to the cost of interest-bearing liabilities rising more rapidly than the yield on interest-earning assets. The interest rate environment, characterized by a flat-to-inverted yield curve, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our Liquid CDs and certificates of deposits. The decrease in non-

interest income for the year ended December 31, 2006 was primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in March 2006, coupled with decreases in customer service fees, mortgage banking income, net, and other loan fees. The decrease in non-interest expense was primarily due to decreases in other expense, compensation and benefits expense and advertising expense, partially offset by an increase in occupancy, equipment and systems expense.

We expect the operating environment to remain very challenging as a result of the prolonged inversion of the U.S. Treasury yield curve. We now expect the gradual flattening of the yield curve to occur during the latter half of 2007 and into 2008, which may result in modest compression of the 2007 full year net interest margin relative to the 2006 fourth quarter net interest margin. We will, therefore, continue our strategy of reducing the securities portfolio while we emphasize deposit and loan growth, all of which should continue to improve both the quality of the balance sheet and earnings. While we will continue to focus on the repurchase of our stock as a very desirable use of capital, the pace of the buyback activity is expected to be slower in 2007 than in 2006 as we intend to maintain our tangible capital ratio at or near 4.75%. These strategies should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights, or MSR, and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition.

The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors.

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

The primary considerations in establishing specific valuation allowances are the appraised value of a loan’s underlying collateral and the loan’s payment history. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values and the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 3, 5, 10 and 12-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting range of allowance percentages are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data and any comments from the OTS resulting from their review of our general valuation allowance methodology during regulatory examinations. Our focus, however, is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality.”

Valuation of MSR

The cost of MSR is amortized over the estimated remaining lives of the loans serviced. MSR are carried at amortized cost less impairment, if any, which is recognized through a valuation allowance through charges to earnings. The initial recognition of originated MSR is based upon an allocation of the total cost of the related loans between the loans and the servicing rights based on their relative estimated fair values. The fair value of MSR is estimated by reference to quoted market prices of similar loans sold servicing released. Impairment exists if the carrying value of MSR exceeds the estimated fair value. We stratify our MSR by underlying loan type, primarily fixed and adjustable, and further stratify the fixed rate loans by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in impairment. The estimated fair values of each MSR stratum are obtained through independent third party valuations through an analysis of future cash flows, incorporating numerous market based assumptions including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, including the market’s perception of future interest rate movements. All assumptions are reviewed for reasonableness on a quarterly basis to ensure they reflect current and anticipated market conditions.

At December 31, 2006, our MSR, net, had an estimated fair value of $16.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.02%, a weighted average constant prepayment rate on mortgages of 13.23% and a weighted average life of 5.3 years. At December 31, 2005, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.07%, a weighted average constant prepayment rate on mortgages of 15.84% and a weighted average life of 4.7 years.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of our MSR. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, mortgage loan prepayments slow down, which results in an increase in the fair value of MSR. Thus, any measurement of the fair value of our MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time. Assuming an increase in interest rates of 100 basis points at December 31, 2006, the estimated fair value of our MSR would have been $3.4 million greater. Assuming a decrease in interest rates of 100 basis points at December 31, 2006, the estimated fair value of our MSR would have been $5.7 million lower.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At December 31, 2006, the carrying amount of our goodwill totaled $185.2 million. For purposes of our goodwill impairment testing, we have identified a single reporting unit. We use the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value of our reporting unit. If the fair value of our reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

On September 30, 2006, we performed our annual goodwill impairment test. We determined the fair value of our reporting unit to be in excess of its carrying amount by $1.80 billion. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at December 31, 2006, are based on published or securities dealers’ market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At December 31, 2006, we had 225 securities with an estimated fair value totaling $5.04 billion which had an unrealized loss totaling $172.3 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months. At December 31, 2006, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity. There were no other-than-temporary impairment write-downs during the year ended December 31, 2006.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. As mortgage interest rates increase, customers’ refinance activities tend to decelerate causing the cash flow from both our mortgage loan portfolio and our mortgage-backed securities portfolio to decrease. When mortgage rates decrease, the opposite tends to occur. Principal payments on loans and securities totaled $4.12 billion for the year ended December 31, 2006 and $5.40 billion for the year ended December 31, 2005. The decrease in loan and security repayments was primarily the result of the lower levels of mortgage loan refinance activity during 2006, compared to 2005, as a result of the increase in interest rates compared to the prior year.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $216.7 million during the year ended December 31, 2006 and $271.6 million during the year ended December 31, 2005. Deposits increased $413.6 million during the year ended December 31, 2006 and $487.2 million during the year ended December 31, 2005. As previously discussed, the net increases in deposits for the years ended December 31, 2006 and 2005 are primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing efforts and competitive pricing strategies which have focused on attracting these types of deposits.

Net borrowings decreased $1.10 billion during the year ended December 31, 2006 and $1.53 billion during the year ended December 31, 2005. These decreases reflect our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the flat-to-inverted U.S. Treasury yield curve.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the year ended December 31, 2006 totaled $3.43 billion, of which $3.05 billion were originations and $385.6 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2005, totaling $4.32 billion, of which $3.45 billion were originations and $874.5 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $232.2 million during the year ended December 31, 2006 and $361.5 million during the year ended December 31, 2005. As with our reduced loan prepayments, the reduced levels of loan originations and purchases are indicative of lower overall loan activity in response to higher interest rates.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $205.7 million at December 31, 2006, compared to $352.0 million at December 31, 2005. At December 31, 2006, we have $2.44 billion in borrowings with a weighted average rate of 3.59% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $6.63 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.69% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at December 31, 2006.

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate

Contractual Maturity:
2007	$2,435	(1)	3.59%	$6,628	4.69%
2008	2,400	(2)	5.00	1,413	4.46
2009	600		4.19	649	4.64
2010	—		—	265	4.77
2011	125	(3)	4.89	190	5.02
2012 and thereafter	1,279	(4)	5.15	17	4.24

Total	$6,839		4.45%	$9,162	4.66%

(1)	Includes $565.0 million of overnight and other short-term borrowings with a weighted average rate of 5.42%.

(2)	Includes $1.88 billion of borrowings, with a weighted average rate of 5.29%, which are callable by the counterparty in 2007 and at various times thereafter.

(3)	Callable by the counterparty in 2008 and at various times thereafter.

(4)	Includes $900.0 million of borrowings, with a weighted average rate of 4.32%, which are callable by the counterparty in 2007 and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt. Holding company debt obligations, which are included in other borrowings, are further described below.

Our Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The terms of the Junior Subordinated Debentures limit our ability to pay dividends or otherwise make distributions if we are in default or have elected to defer interest payments otherwise due under the Junior Subordinated Debentures. Such limitations do not apply, however, to dividends payable in shares of our common stock or to stock that has been issued pursuant to our dividend reinvestment plan or our equity incentive plans. The Junior Subordinated Debentures were issued to Astoria Capital Trust I as part of the transaction in which Astoria Capital Trust I privately issued trust preferred securities.

We have $40.0 million of 7.67% senior unsecured notes, which were issued in a private placement, mature in 2008 and require annual principal payments of $20.0 million, which began in 2004. The terms of these notes preclude a sale of more than 30% of our deposit liabilities and preclude us from incurring long-term debt, which excludes debt of Astoria Federal incurred in the ordinary course of business, including FHLB-NY advances, in excess of 90% of our consolidated stockholders’ equity. The terms also require that we maintain a consolidated capital to assets ratio of not less than 4.0%; a non-performing asset ratio, net of our allowance for loan losses, of less than 3.5% of assets; and a consolidated interest coverage ratio of at least 3.0 to 1.0. However, the terms of our 7.67% senior unsecured notes do not preclude our merger or sale of all or substantially all of our assets. As of December 31, 2006, we were in compliance with each of these covenants, and we do not anticipate these covenants will have a material effect on our operations.

We have $250.0 million of 5.75% senior unsecured notes which are due in 2012 and are redeemable, in whole or in part, at any time at a “make-whole” redemption price, together with accrued interest to the redemption date. The terms of our $250.0 million 5.75% senior unsecured notes restrict our ability to sell, transfer or pledge as collateral the shares of Astoria Federal or any other significant subsidiary or of all, or substantially all, of the assets of Astoria Federal or any other significant subsidiary, other than in connection with a sale or transfer involving Astoria Financial Corporation.

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

We also continue to receive periodic capital distributions from Astoria Federal, consistent with applicable laws and regulations. During 2006, Astoria Federal paid dividends to Astoria Financial Corporation totaling $250.0 million.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid principal and interest on its debt obligations totaling $50.5 million in 2006. Our payment of dividends and repurchases of our common stock, which are further discussed below, totaled $343.3 million in 2006. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. Additionally, all proposed distributions from Astoria Federal must be submitted to the OTS for review. For further discussion of limitations on capital distributions from Astoria Federal, see “Regulation and Supervision” in Item 1, “Business.”

We declared cash dividends on our common stock totaling $92.1 million during the year ended December 31, 2006 and $81.2 million during the year ended December 31, 2005. In addition to cash dividends, on March 1, 2005, stockholders received one additional share of our common stock for every two shares owned pursuant to a three-for-two common stock split declared on January 19, 2005. On January 24, 2007, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock, payable on March 1, 2007, to stockholders of record as of the close of business on February 15, 2007.

During the year ended December 31, 2006, we completed our tenth stock repurchase plan which was approved by our Board of Directors on May 19, 2004 and authorized the purchase, at management’s discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of the tenth stock repurchase plan on January 10, 2006. Under these plans, during the year ended December 31, 2006, we repurchased 8,395,000 shares of our common stock, at an aggregate cost of $251.2 million, of which 8,132,700 shares were acquired pursuant to our eleventh stock repurchase plan. As previously discussed, we will continue to repurchase our stock, although the pace of the buyback activity is expected to be slower in 2007 than in 2006. For further information on our common stock repurchases, see Item 5, “Market for Astoria Financial Corporation’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Our board of directors approved an amendment to our Certificate of Incorporation to eliminate the previous designation of 1,800,000 shares of Series A Junior Participating Preferred Stock, or the Series A Stock, and 2,000,000 shares of Series B 12% Noncumulative Perpetual Preferred Stock, or the Series B Stock, none of which were outstanding at the time of the amendment. The elimination of the Series A Stock occurred in connection with the expiration of the rights issued under the Rights Agreement, dated July 17, 1996, as amended, by and between Astoria Financial Corporation and ChaseMellon Shareholder Services, LLC, now known as Mellon Investor Services LLC, as rights agent. We now have 5,000,000 shares of preferred stock, par value $1.00 per share, authorized, none of which are issued and outstanding or reserved for future issuance. For further information regarding the elimination of the Series A Stock and the Series B Stock, see our Current Reports on Form 8-K filed with the SEC on September 11, 2006 and September 22, 2006.

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At December 31, 2006, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.61%, leverage capital ratio of 6.61% and total risk-based capital ratio of 12.25%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of December 31, 2006, Astoria Federal continues to be a well capitalized institution.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments as described below.

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

Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $50.6 million at December 31, 2006 and represent obligations to sell loans either servicing retained or servicing released on a mandatory delivery or best efforts basis. We enter into commitments to sell loans as an economic hedge against our pipeline of fixed rate loans which we originate primarily for sale into the secondary market. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations.

The following table details our contractual obligations at December 31, 2006.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$6,273,866	$1,870,000	$3,000,000	$125,000	$1,278,866
Minimum rental payments due under non-cancelable operating leases	72,670	7,445	13,156	10,532	41,537
Commitments to originate and purchase loans (1)	474,500	474,500	—	—	—
Commitments to fund unused lines of credit (2)	426,912	426,912	—	—	—

Total	$7,247,948	$2,778,857	$3,013,156	$135,532	$1,320,403

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $38.7 million.

(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $475.6 million at December 31, 2006. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2006. We also have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value. The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement. The outstanding option balance on the agreement totaled $13.9 million at December 31, 2006.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $2.1 million at December 31, 2006.

See Note 1 and Note 11 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our commitments and contingent liabilities.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2006 and 2005

Financial Condition

Total assets decreased $825.8 million to $21.55 billion at December 31, 2006, from $22.38 billion at December 31, 2005, consistent with our strategy of balance sheet reduction in the flat-to-inverted yield curve environment. The primary reason for the decrease in total assets was a decrease in securities, partially offset by an increase in loans receivable.

Our total loan portfolio increased $579.4 million to $14.97 billion at December 31, 2006, from $14.39 billion at December 31, 2005. As previously discussed, the increase in interest rates compared to the prior year and the slowdown in the housing market have reduced the level of repayment and refinance activity, which has enabled us to continue to grow our mortgage loan portfolios, despite a lower level of mortgage loan originations compared to previous periods.

Mortgage loans, net, increased $652.7 million to $14.53 billion at December 31, 2006, from $13.88 billion at December 31, 2005. This increase was due primarily to increases in our one-to-four family and multi-family mortgage loan portfolios. Gross mortgage loans originated and purchased during the year ended December 31, 2006 totaled $3.43 billion, of which $3.05 billion were originations and $385.6 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2005 totaling $4.32 billion, of which $3.45 billion were originations and $874.5 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $232.2 million during the year ended December 31, 2006 and $361.5 million during the year ended December 31, 2005. The decrease in mortgage loans originated and purchased is primarily attributable to the softening in the real estate market and the decrease in refinance activity due to increased interest rate levels previously discussed. Mortgage loan repayments decreased to $2.58 billion for the year ended December 31, 2006, from $2.82 billion for the year ended December 31, 2005.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $456.2 million to

$10.21 billion at December 31, 2006, from $9.76 billion at December 31, 2005, and represented 68.7% of our total loan portfolio at December 31, 2006. Our multi-family mortgage loan portfolio increased $160.7 million to $2.99 billion at December 31, 2006, from $2.83 billion at December 31, 2005. Our commercial real estate loan portfolio increased $24.3 million to $1.10 billion at December 31, 2006, from $1.08 billion at December 31, 2005. Multi-family and commercial real estate loan originations totaled $664.4 million for the year ended December 31, 2006 and $952.9 million for the year ended December 31, 2005. At December 31, 2006, the average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Securities decreased $1.23 billion to $5.34 billion at December 31, 2006, from $6.57 billion at December 31, 2005. This decrease was primarily the result of principal payments received of $1.25 billion and reflects our previously discussed strategy of reducing the securities and borrowings portfolios. At December 31, 2006, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $5.19 billion at December 31, 2006 and had a weighted average current coupon of 4.28%, a weighted average collateral coupon of 5.74% and a weighted average life of 3.5 years.

Deposits increased $413.6 million to $13.22 billion at December 31, 2006, from $12.81 billion at December 31, 2005, primarily due to increases in Liquid CDs and certificates of deposit, partially offset by decreases in savings, money market and NOW and demand deposit accounts. Liquid CDs increased $827.7 million to $1.45 billion at December 31, 2006, from $619.8 million at December 31, 2005. Certificates of deposit increased $253.3 million to $7.71 billion at December 31, 2006, from $7.46 billion at December 31, 2005. Our Liquid CDs and certificates of deposit increased primarily as a result of the continued success of our marketing efforts and competitive pricing strategies previously discussed. We continue to experience intense competition for deposits. Savings accounts decreased $381.5 million since December 31, 2005 to $2.13 billion at December 31, 2006. Money market accounts decreased $213.1 million from December 31, 2005 to $435.7 million at December 31, 2006. NOW and demand deposit accounts decreased $72.9 million from December 31, 2005 to $1.50 billion at December 31, 2006. The decreases in savings and money market accounts may be indicative of increasing consumer demand for higher yielding investment alternatives.

Total borrowings, net, decreased $1.10 billion to $6.84 billion at December 31, 2006, from $7.94 billion at December 31, 2005, primarily due to a decrease in reverse repurchase agreements. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity decreased to $1.22 billion at December 31, 2006, from $1.35 billion at December 31, 2005. The decrease in stockholders’ equity was the result of common stock repurchased of $251.2 million, dividends declared of $92.1 million and an adjustment of $19.2 million to accumulated other comprehensive loss upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 31, 2006. These decreases were partially offset by net income of $174.9 million, the effect of stock options exercised and related tax benefit of $28.8 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $14.0 million and other comprehensive income, net of tax, of $10.5 million, which was primarily due to the net increase in the fair value of our securities available-for-sale. See Note 1 and Note 15 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of the impact of our adoption of SFAS No. 158.

Results of Operations

General

Net income for the year ended December 31, 2006 decreased $58.9 million to $174.9 million, from $233.8 million for the year ended December 31, 2005. Diluted earnings per common share decreased to $1.80 per share for the year ended December 31, 2006, from $2.26 per share for the year ended December 31, 2005. Return on average assets decreased to 0.80% for the year ended December 31, 2006, from 1.02% for the year ended December 31, 2005. Return on average stockholders’ equity decreased to 13.73% for the year ended December 31, 2006, from 17.06% for the year ended December 31, 2005. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 16.06% for the year ended December 31, 2006, from 19.72% for the year ended December 31, 2005. The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2006, compared to the year ended December 31, 2005, were primarily due to the decrease in net income, partially offset by the decreases in average assets and average stockholders’ equity.

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

For the year ended December 31, 2006, net interest income decreased $88.4 million to $390.4 million, from $478.8 million for the year ended December 31, 2005. The decrease in net interest income for the year ended December 31, 2006 was primarily the result of an increase in interest expense due to the upward repricing of our liabilities which are more sensitive to increases in short-term interest rates than our assets. As previously discussed, the interest rate environment, characterized by a flat-to-inverted yield curve, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our short-term borrowings, Liquid CDs and certificates of deposit.

The net interest margin decreased to 1.87% for the year ended December 31, 2006, from 2.19% for the year ended December 31, 2005. The net interest rate spread decreased to 1.76% for the year ended December 31, 2006, from 2.11% for the year ended December 31, 2005. The decreases in the net interest margin and net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term borrowings, Liquid CDs and certificates of deposit reprice more frequently, reflecting increases in interest rates more rapidly, than our mortgage loans and securities which have longer repricing intervals and terms. The average balance of net interest-earning assets decreased to $652.1 million for the year ended December 31, 2006, from $666.4 million for the year ended December 31, 2005.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2006, 2005 and 2004. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Year Ended December 31,

	2006				2005				2004

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$9,984,760		$510,105	5.11%	$9,461,023		$459,929	4.86%	$8,894,219		$428,229	4.81%
Multi-family, commercial real estate and construction	4,204,883		259,242	6.17	3,862,281		239,119	6.19	3,419,369		220,703	6.45
Consumer and other loans (1)	478,447		35,735	7.47	526,071		31,160	5.92	478,195		21,312	4.46

Total loans	14,668,090		805,082	5.49	13,849,375		730,208	5.27	12,791,783		670,244	5.24
Mortgage-backed and other securities (2)	5,946,591		267,535	4.50	7,671,532		340,626	4.44	8,608,601		371,044	4.31
Federal funds sold and repurchase agreements	131,418		6,410	4.88	195,863		6,123	3.13	86,625		1,140	1.32
Federal Home Loan Bank stock	143,002		7,787	5.45	130,759		6,030	4.61	171,419		3,473	2.03

Total interest-earning assets	20,889,101		1,086,814	5.20	21,847,529		1,082,987	4.96	21,658,428		1,045,901	4.83

Goodwill	185,151				185,151				185,151
Other non-interest-earning assets	786,062				852,475				848,106

Total assets	$21,860,314				$22,885,155				$22,691,685

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,325,346		9,362	0.40	$2,742,417		11,015	0.40	$2,973,054		11,920	0.40
Money market	536,549		5,287	0.99	804,855		7,513	0.93	1,088,915		6,379	0.59
NOW and demand deposit	1,500,131		877	0.06	1,569,419		928	0.06	1,534,822		921	0.06
Liquid CDs	1,092,533		50,460	4.62	350,923		10,708	3.05	—		—	—

Total core deposits	5,454,559		65,986	1.21	5,467,614		30,164	0.55	5,596,791		19,220	0.34
Certificates of deposit	7,539,840		318,784	4.23	7,146,664		251,235	3.52	6,211,014		218,209	3.51

Total deposits	12,994,399		384,770	2.96	12,614,278		281,399	2.23	11,807,805		237,429	2.01
Borrowings	7,242,568		311,659	4.30	8,566,812		322,808	3.77	9,184,928		337,906	3.68

Total interest-bearing liabilities	20,236,967		696,429	3.44	21,181,090		604,207	2.85	20,992,733		575,335	2.74

Non-interest-bearing liabilities	349,170				333,522				310,662

Total liabilities	20,586,137				21,514,612				21,303,395
Stockholders’ equity	1,274,177				1,370,543				1,388,290

Total liabilities and stockholders’ equity	$21,860,314				$22,885,155				$22,691,685

Net interest income/net interest rate spread (3)			$390,385	1.76%			$478,780	2.11%			$470,566	2.09%

Net interest-earning assets/net interest margin (4)	$652,134			1.87%	$666,439			2.19%	$665,695			2.17%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005			Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Increase (Decrease)			Increase (Decrease)

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$26,008	$24,168	$50,176	$27,254	$4,446	$31,700
Multi-family, commercial real estate and construction	20,906	(783)	20,123	27,606	(9,190)	18,416
Consumer and other loans	(3,014)	7,589	4,575	2,306	7,542	9,848
Mortgage-backed and other securities	(77,631)	4,540	(73,091)	(41,344)	10,926	(30,418)
Federal funds sold and repurchase agreements	(2,433)	2,720	287	2,387	2,596	4,983
Federal Home Loan Bank stock	596	1,161	1,757	(989)	3,546	2,557

Total	(35,568)	39,395	3,827	17,220	19,866	37,086

Interest-bearing liabilities:
Savings	(1,653)	—	(1,653)	(905)	—	(905)
Money market	(2,674)	448	(2,226)	(1,954)	3,088	1,134
NOW and demand deposit	(51)	—	(51)	7	—	7
Liquid CDs	31,966	7,786	39,752	10,708	—	10,708
Certificates of deposit	14,476	53,073	67,549	32,413	613	33,026
Borrowings	(53,396)	42,247	(11,149)	(23,200)	8,102	(15,098)

Total	(11,332)	103,554	92,222	17,069	11,803	28,872

Net change in net interest income	$(24,236)	$(64,159)	$(88,395)	$151	$8,063	$8,214

Interest Income

Interest income for the year ended December 31, 2006 increased $3.8 million to $1.09 billion, from $1.08 billion for the year ended December 31, 2005. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.20% for the year ended December 31, 2006, from 4.96% for the year ended December 31, 2005, substantially offset by a decrease of $958.4 million in the average balance of interest-earning assets to $20.89 billion for the year ended December 31, 2006, from $21.85 billion for the year ended December 31, 2005. The increase in the average yield on interest-earning assets was primarily the result of an increase in interest rates compared to the prior year. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed and other securities, partially offset by an increase in the average balance of mortgage loans.

Interest income on one-to-four family mortgage loans increased $50.2 million to $510.1 million for the year ended December 31, 2006, from $459.9 million for the year ended December 31, 2005, which was primarily the result of an increase of $523.7 million in the average balance of such loans, coupled with an increase in the average yield to 5.11% for the year ended December 31, 2006, from 4.86% for the year ended December 31, 2005. The increase in the average balance of one-to-four family mortgage loans was the result of the levels of originations and purchases outpacing the levels of repayments over the past year.

The increase in the average yield on one-to-four family mortgage loans was primarily due to the impact of the increase in interest rates compared to the prior year on our adjustable rate mortgage loans.

Interest income on multi-family, commercial real estate and construction loans increased $20.1 million to $259.2 million for the year ended December 31, 2006, from $239.1 million for the year ended December 31, 2005, which was primarily the result of an increase of $342.6 million in the average balance of such loans, slightly offset by a decrease in the average yield to 6.17% for the year ended December 31, 2006, from 6.19% for the year ended December 31, 2005. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the levels of originations which outpaced the levels of repayments. The decrease in the average yield on multi-family, commercial real estate and construction loans was primarily due to a decrease of $2.3 million in prepayment penalties to $9.8 million for the year ended December 31, 2006, compared to $12.1 million for the year ended December 31, 2005, partially offset by the impact of the increase in interest rates.

Interest income on consumer and other loans increased $4.5 million to $35.7 million for the year ended December 31, 2006, from $31.2 million for the year ended December 31, 2005, primarily due to an increase in the average yield to 7.47% for the year ended December 31, 2006, from 5.92% for the year ended December 31, 2005, partially offset by a decrease of $47.6 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 200 basis points during 2005 and 100 basis points during 2006. The decrease in the average balance of consumer and other loans was primarily the result of a decline in consumer demand resulting from the increases in the prime rate. Home equity lines of credit represented 91.0% of this portfolio at December 31, 2006.

Interest income on mortgage-backed and other securities decreased $73.1 million to $267.5 million for the year ended December 31, 2006, from $340.6 million for the year ended December 31, 2005. This decrease was primarily the result of a decrease of $1.72 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.50% for the year ended December 31, 2006, from 4.44% for the year ended December 31, 2005. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

Dividend income on FHLB-NY stock increased $1.8 million to $7.8 million for the year ended December 31, 2006, primarily due to an increase in the average yield to 5.45% for the year ended December 31, 2006, from 4.61% for the year ended December 31, 2005, coupled with an increase of $12.2 million in the average balance of FHLB-NY stock. The increase in the average yield was the result of increases in the dividend rates paid by the FHLB-NY. Interest income on federal funds sold and repurchase agreements increased $287,000 to $6.4 million for the year ended December 31, 2006, primarily due to an increase in the average yield to 4.88% for the year ended December 31, 2006, from 3.13% for the year ended December 31, 2005, substantially offset by a decrease of $64.4 million in the average balance of the portfolio. The increase in the average yield reflects the FOMC federal funds rate increases totaling 200 basis points during 2005 and 100 basis points during 2006.

Interest Expense

Interest expense for the year ended December 31, 2006 increased $92.2 million to $696.4 million, from $604.2 million for the year ended December 31, 2005. This increase was primarily the result of an increase in the average cost of total interest-bearing liabilities to 3.44% for the year ended December 31, 2006, from 2.85% for the year ended December 31, 2005, partially offset by a decrease of $944.1 million in the average balance of interest-bearing liabilities to $20.24 billion for the year ended December 31, 2006, from $21.18 billion for the year ended December 31, 2005. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of the increase in short- and medium-term interest rates compared to the prior year on our Liquid CDs, certificates of deposit and borrowings, coupled with the impact of the increases in the average balances of Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products. The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $103.4 million to $384.8 million for the year ended December 31, 2006, from $281.4 million for the year ended December 31, 2005, primarily due to an increase in the average cost of total deposits to 2.96% for the year ended December 31, 2006, from 2.23% for the year ended December 31, 2005, coupled with an increase of $380.1 million in the average balance of total deposits. As previously discussed, the increase in the average cost of total deposits was primarily due to the impact of higher interest rates on our Liquid CDs and certificates of deposit, coupled with the increases in the average balances of those deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of Liquid CDs and certificates of deposit, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued intense competition for these types of deposits. As previously discussed, the decreases in savings and money market accounts may also be indicative of increasing consumer demand for higher yielding investment alternatives.

Interest expense on certificates of deposit increased $67.6 million to $318.8 million for the year ended December 31, 2006, from $251.2 million for the year ended December 31, 2005, primarily due to an increase in the average cost to 4.23% for the year ended December 31, 2006, from 3.52% for the year ended December 31, 2005, coupled with an increase of $393.2 million in the average balance. During the year ended December 31, 2006, $5.87 billion of certificates of deposit, with a weighted average rate of 3.68% and a weighted average maturity at inception of seventeen months, matured and $5.80 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.88% and a weighted average maturity at inception of eleven months. Interest expense on Liquid CDs increased $39.8 million to $50.5 million for the year ended December 31, 2006, from $10.7 million for the year ended December 31, 2005, primarily due to an increase of $741.6 million in the average balance, coupled with an increase in the average cost to 4.62% for the year ended December 31, 2006, from 3.05% for the year ended December 31, 2005. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing efforts and competitive pricing strategies which focused on attracting and retaining these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowings for the year ended December 31, 2006 decreased $11.1 million to $311.7 million, from $322.8 million for the year ended December 31, 2005, resulting from a decrease of $1.32 billion in the average balance, partially offset by an increase in the average cost to 4.30% for the year ended December 31, 2006, from 3.77% for the year ended December 31, 2005. The decrease in the average balance of borrowings was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowings reflects the impact of the increase in interest rates compared to the prior year.

Provision for Loan Losses

During the years ended December 31, 2006 and 2005, no provision for loan losses was recorded. The allowance for loan losses totaled $79.9 million at December 31, 2006 and $81.2 million at December 31, 2005. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, our charge-off experience and our non-accrual and non-performing loans. The composition of our loan portfolio has remained consistent over the last several years. At December 31, 2006, our loan portfolio was comprised of 69% one-to-four family mortgage loans, 20% multi-family mortgage loans, 7% commercial real estate loans and 4% other loan categories. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. Our non-performing loans, which are comprised primarily of mortgage loans, decreased $5.6 million to $59.4 million, or 0.40% of total loans, at December 31, 2006, from $65.0 million, or 0.45% of total loans, at December 31, 2005. This decrease was primarily due to a reduction in non-performing multi-family mortgage loans, partially offset by an increase in non-

performing one-to-four family mortgage loans. During the 2006 third quarter, we sold $10.1 million of non-performing loans, primarily multi-family and one-to-four family mortgage loans.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net charge-off experience was one basis point of average loans outstanding for each of the years ended December 31, 2006 and 2005. Net loan charge-offs totaled $1.2 million for the year ended December 31, 2006, compared to $1.6 million for the year ended December 31, 2005. As previously discussed, there has been a slow down in the housing market, particularly during the second half of 2006. We are closely monitoring the local and national real estate markets and other factors related to the risks inherent in the loan portfolio. Based on our evaluation of the foregoing factors, our 2006 analyses did not indicate that a change in our allowance for loan losses at December 31, 2006 was warranted.

The allowance for loan losses as a percentage of non-performing loans increased to 134.55% at December 31, 2006, from 124.81% at December 31, 2005, primarily due to the decrease in non-performing loans from December 31, 2005 to December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.53% at December 31, 2006 and 0.56% at December 31, 2005. For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the year ended December 31, 2006 decreased $10.8 million to $91.4 million, from $102.2 million for the year ended December 31, 2005. This decrease was primarily due to decreases in other non-interest income, customer service fees, mortgage banking income, net, and other loan fees.

Other non-interest income decreased $7.0 million to $1.5 million for the year ended December 31, 2006, from $8.5 million for the year ended December 31, 2005. This decrease was primarily due to the $5.5 million charge for the termination of our interest rate swap agreements in the 2006 first quarter, previously discussed, coupled with $1.7 million of non-recurring income recorded in 2005 related to a gain on the sale of an inactive subsidiary, gains recognized in a trust account previously established for certain former directors and a gain on the settlement of an insurance claim.

Customer service fees decreased $1.5 million to $64.8 million for the year ended December 31, 2006, from $66.3 million for the year ended December 31, 2005. The decrease was primarily due to decreases in ATM fees and other checking charges, partially offset by an increase in insufficient fund fees related to transaction accounts.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.2 million to $4.8 million, from $6.0 million for the year ended December 31, 2005. This decrease was primarily due to decreases in net gain on sales of loans, the recovery of the valuation allowance for the impairment of MSR and loan servicing fees, partially offset by a decrease in amortization of MSR. Net gain on sales of loans decreased $1.4 million to $2.1 million for the year ended December 31, 2006, from $3.5 million for the year ended December 31, 2005, primarily due to a reduction in the volume of loans sold. We recorded a recovery in the valuation allowance for the impairment of MSR of $2.0 million for the year ended December 31, 2006 and $2.7 million for the year ended December 31, 2005. Loan servicing fees decreased $557,000 to $4.5 million for the year ended December 31, 2006, from $5.0 million for the year ended December 31, 2005, primarily as a result of the decrease in the balance of loans serviced for others to $1.36 billion at December 31, 2006, from $1.50 billion at December 31, 2005. The decrease in the balance of loans serviced for others was the result of repayments in that portfolio exceeding the level of new servicing volume from loan sales. Amortization of MSR decreased $1.5 million to $3.7 million for the year ended December 31, 2006, from $5.2 million for the year ended December 31, 2005, primarily due to the increase in interest rates from the prior year resulting in lower levels of mortgage refinance activity in 2006.

Other loan fees decreased $922,000 to $4.1 million for the year ended December 31, 2006, from $5.0 million for the year ended December 31, 2005. This decrease was primarily related to the outsourcing of our mortgage loan servicing activities effective December 1, 2005.

Non-Interest Expense

Non-interest expense decreased $6.9 million to $221.8 million for the year ended December 31, 2006, from $228.7 million for the year ended December 31, 2005. This decrease was primarily due to decreases in other expense, compensation and benefits expense and advertising expense, partially offset by an increase in occupancy, equipment and systems expense.

Other expense decreased $5.1 million to $29.9 million for the year ended December 31, 2006 from $35.0 million for the year ended December 31, 2005. This decrease was primarily due to a decrease of $4.7 million in legal fees and various one-time charges totaling $581,000 in the 2005 third quarter related to the previously discussed outsourcing of our mortgage loan servicing activities. The decrease in legal fees was primarily the result of the completion of the trial phase of the LISB goodwill litigation in the first half of 2005, coupled with a reimbursement of $850,000 for certain legal fees in the 2006 third quarter related to the New York State Attorney General’s investigation related to IFMG and its related entities. See Item 3, “Legal Proceedings,” for further discussion of goodwill litigation and the New York State Attorney General’s investigation related to IFMG and its related entities.

Compensation and benefits expense decreased $3.0 million to $116.4 million for the year ended December 31, 2006, compared to $119.4 million for the year ended December 31, 2005. This decrease was primarily due to decreases in salary expense and corporate incentive bonuses, partially offset by an increase in stock-based compensation cost of $4.5 million, reflecting grants of restricted stock in December 2005 and 2006, as well as stock option expense recognized due to our adoption of revised SFAS No. 123, “Share-Based Payment,” or SFAS No. 123(R), effective January 1, 2006. The decrease in salary expense is primarily due to the outsourcing of our mortgage loan servicing activities and other company-wide cost saving initiatives in 2005, partially offset by normal performance increases during 2006 for officers and staff. See Note 1 and Note 16 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for further discussion of the impact of our adoption of SFAS No. 123(R).

Advertising expense decreased $1.1 million to $7.7 million for the year ended December 31, 2006, from $8.8 million for the year ended December 31, 2005, primarily due to the introduction of a business banking marketing campaign in the 2005 first quarter, which was not repeated in 2006. Occupancy, equipment and systems expense increased $2.3 million to $66.0 million for the year ended December 31, 2006 from $63.7 million for the year ended December 31, 2005, primarily due to an increase in data processing charges resulting from the outsourcing of our mortgage loan servicing activities.

Our percentage of general and administrative expense to average assets was 1.01% for the year ended December 31, 2006, compared to 1.00% for the year ended December 31, 2005. Our efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, increased to 46.04% for the year ended December 31, 2006, from 39.37% for the year ended December 31, 2005, due to the decreases in net interest income and non-interest income, partially offset by the decrease in general and administrative expense.

Income Tax Expense

For the year ended December 31, 2006, income tax expense totaled $85.0 million, representing an effective tax rate of 32.7%, compared to $118.4 million, representing an effective tax rate of 33.6%, for the year ended December 31, 2005. The decrease in the effective tax rate for the year ended December 31, 2006 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of non-temporary differences, such as tax exempt income.

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2005 and 2004

Financial Condition

Total assets decreased $1.04 billion to $22.38 billion at December 31, 2005, from $23.42 billion at December 31, 2004. The primary reason for the decrease in total assets was a decrease in securities, partially offset by an increase in loans receivable.

Mortgage loans, net, increased $1.13 billion to $13.88 billion at December 31, 2005, from $12.75 billion at December 31, 2004. This increase was due to increases in each of our mortgage loan portfolios. Gross mortgage loans originated and purchased during the year ended December 31, 2005 totaled $4.32 billion, of which $3.45 billion were originations and $874.5 million were purchases. This compares to gross mortgage loans originated and purchased during the year ended December 31, 2004 totaling $4.35 billion, of which $3.19 billion were originations and $1.16 billion were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $361.5 million during the year ended December 31, 2005 and $323.2 million during the year ended December 31, 2004. Mortgage loan repayments decreased to $2.82 billion for the year ended December 31, 2005, from $3.52 billion for the year ended December 31, 2004, which reflects the lower levels of refinance activity in 2005 compared to 2004.

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

Our multi-family mortgage loan portfolio increased $267.9 million to $2.83 billion at December 31, 2005, from $2.56 billion at December 31, 2004. Our commercial real estate loan portfolio increased $131.1 million to $1.08 billion at December 31, 2005, from $944.9 million at December 31, 2004. These increases were the result of continued strong origination volume, coupled with reduced prepayment activity. Multi-family and commercial real estate loan originations totaled $952.9 million for the year ended December 31, 2005 and $1.05 billion for the year ended December 31, 2004. At December 31, 2005, the average loan balance within our combined multi-family and commercial real estate portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Securities decreased $2.14 billion to $6.57 billion at December 31, 2005, from $8.71 billion at December 31, 2004. This decrease was primarily the result of principal payments received of $2.28 billion, slightly offset by purchases during the 2005 first quarter totaling $177.6 million, and reflects our previously discussed strategy of reducing the securities and borrowings portfolios through normal cash flow in the current interest rate environment. At December 31, 2005, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $6.40 billion at December 31, 2005 and had a weighted average current coupon of 4.30%, a weighted average collateral coupon of 5.75% and a weighted average life of 3.9 years.

Deposits increased $487.2 million to $12.81 billion at December 31, 2005, from $12.32 billion at December 31, 2004, primarily due to increases in certificates of deposit and Liquid CDs, partially offset by decreases in savings and money market accounts. Certificates of deposit increased $613.1 million to $7.46 billion at December 31, 2005, from $6.85 billion at December 31, 2004. Our new Liquid CDs totaled $619.8 million at December 31, 2005. Our certificates of deposit and Liquid CDs increased primarily as a result of the continued success of our marketing efforts. We continue to experience intense competition for deposits. Savings accounts decreased $418.2 million since December 31, 2004 to $2.51 billion at December 31, 2005. Money market accounts decreased $316.6 million since December 31, 2004 to $648.7 million at December 31, 2005.

Total borrowings, net, decreased $1.53 billion to $7.94 billion at December 31, 2005, from $9.47 billion at December 31, 2004, primarily due to decreases in reverse repurchase agreements and FHLB-NY advances. The net decrease in total borrowings reflects our previously discussed strategy of reducing the securities and borrowings portfolios.

Stockholders’ equity decreased to $1.35 billion at December 31, 2005, from $1.37 billion at December 31, 2004. The decrease in stockholders’ equity was the result of common stock repurchased of $180.9 million, dividends declared of $81.2 million and an increase in accumulated other comprehensive loss, net of tax, of $20.9 million, which was primarily due to the net decrease in the fair value of our securities available-for-sale. These decreases were partially offset by net income of $233.8 million, the effect of stock options exercised and the acceleration of vesting of stock options and related tax benefit of $20.5 million and amortization relating to the earned portion of restricted stock and the allocation of shares held by the ESOP of $9.3 million.

Results of Operations

General

Net income for the year ended December 31, 2005 increased $14.3 million to $233.8 million, from $219.5 million for the year ended December 31, 2004. Diluted earnings per common share increased to $2.26 per share for the year ended December 31, 2005, from $2.00 per share for the year ended December 31, 2004. Return on average assets increased to 1.02% for the year ended December 31, 2005, from 0.97% for the year ended December 31, 2004. Return on average stockholders’ equity increased to 17.06% for the year ended December 31, 2005, from 15.81% for the year ended December 31, 2004. Return on average tangible stockholders’ equity increased to 19.72% for the year ended December 31, 2005, from 18.25% for the year ended December 31, 2004. The increases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the year ended December 31, 2005, compared to the year ended December 31, 2004, were primarily due to the increase in net income.

Our results of operations for the year ended December 31, 2005 include $1.9 million, before tax, ($1.3 million, after tax), in charges related to the previously discussed outsourcing of our mortgage loan servicing activities and other company-wide cost saving initiatives.

Our results of operations for the year ended December 31, 2004 include a $16.5 million, before tax, ($9.6 million, after tax), other-than-temporary impairment write-down charge on $120.0 million face value of perpetual preferred stock issued by FHLMC. This charge reduced diluted earnings per common share by $0.09 per share for the year ended December 31, 2004. This charge also reduced our return on average assets by 4 basis points, return on average stockholders’ equity by 69 basis points, and return on average tangible stockholders’ equity by 79 basis points for the year ended December 31, 2004.

Net Interest Income

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

Interest income on consumer and other loans increased $9.9 million to $31.2 million for the year ended December 31, 2005, from $21.3 million for the year ended December 31, 2004, primarily due to an increase in the average yield to 5.92% for the year ended December 31, 2005, from 4.46% for the year ended December 31, 2004, coupled with an increase of $47.9 million in the average balance of the portfolio. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate. The prime rate increased 125 basis points during the latter half of 2004 and 200 basis points during 2005. The increase in the average balance of consumer and other loans was due to the increase in home equity lines of credit during the year as a result of the continued strong housing market and relatively low interest rate environment in 2005. Home equity lines of credit represented 91.6% of this portfolio at December 31, 2005.

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

Interest expense on certificates of deposit increased $33.0 million to $251.2 million for the year ended December 31, 2005, from $218.2 million for the year ended December 31, 2004, primarily due to an increase of $935.7 million in the average balance. The average cost of certificates of deposit increased slightly to 3.52% for the year ended December 31, 2005, from 3.51% for the year ended December 31, 2004. During the year ended December 31, 2005, $3.70 billion of certificates of deposit, with a weighted average rate of 2.71% and a weighted average maturity at inception of seventeen months, matured and $4.06 billion of certificates of deposit were issued or repriced, with a weighted average rate of 3.45% and a weighted average maturity at inception of thirteen months. Interest expense on Liquid CDs totaled $10.7 million for the year ended December 31, 2005. Our new Liquid CDs had an average balance of $350.9 million and an average cost of 3.05% for the year ended December 31, 2005. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing efforts which have focused on attracting these types of deposits.

Interest expense on borrowings for the year ended December 31, 2005 decreased $15.1 million to $322.8 million, from $337.9 million for the year ended December 31, 2004, resulting from a decrease of $618.1 million in the average balance, partially offset by an increase in the average cost to 3.77% for the year ended December 31, 2005, from 3.68% for the year ended December 31, 2004. The decrease in the average balance of borrowings was primarily the result of our previously discussed strategy of reducing the securities and borrowings portfolios. The increase in the average cost of borrowings reflects the impact of the increase in short-term interest rates during 2005 on our short-term borrowings.

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

The allowance for loan losses totaled $81.2 million at December 31, 2005 and $82.8 million at December 31, 2004. Net loan charge-offs totaled $1.6 million for the year ended December 31, 2005 compared to $363,000 for the year ended December 31, 2004. Non-performing loans increased $32.4 million to $65.0 million at December 31, 2005, from $32.6 million at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans decreased to 124.81% at December 31, 2005, from 254.02% at December 31, 2004, primarily due to the increase in non-performing loans from December 31, 2004 to December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.56% at December 31, 2005 and 0.62% at December 31, 2004. For further discussion of non-performing loans and the allowance for loan losses, see “Critical Accounting Policies” and “Asset Quality.”

Non-Interest Income

Non-interest income for the year ended December 31, 2005 increased $22.1 million to $102.2 million, from $80.1 million for the year ended December 31, 2004. This increase was primarily due to the $16.5 million other-than-temporary impairment write-down of securities charge recorded in the 2004 fourth quarter, coupled with increases in customer service fees, other non-interest income and mortgage banking income, net, for the year ended December 31, 2005. These increases were partially offset by the absence of gains on sales of securities for the year ended December 31, 2005.

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

Mortgage banking income, net, increased $1.3 million to $6.0 million for the year ended December 31, 2005, from $4.7 million for the year ended December 31, 2004. This increase was primarily due to a decrease in amortization of MSR attributable to the reduction in the level of mortgage loan repayments.

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

Other expense increased $1.6 million to $35.0 million for the year ended December 31, 2005, from $33.4 million for the year ended December 31, 2004, primarily due to, among other things, increased legal fees and other costs in the first half of 2005 as a result of the completion of the trial phase of the LISB goodwill litigation, various one-time charges of $581,000 associated with the outsourcing of our mortgage servicing and other company-wide cost saving initiatives, previously discussed, an increase in recruiting expenses and increased charitable contributions. See Item 3, “Legal Proceedings,” for further discussion of goodwill litigation. The increase in charitable contributions was the result of contributions to benefit the Gulf Coast victims of Hurricane Katrina and to support the tsunami disaster relief efforts in South Asia. These increases were partially offset by a $3.2 million arbitration award settlement in the 2004 third quarter.

Compensation and benefits expense increased slightly for the year ended December 31, 2005, compared to the year ended December 31, 2004, primarily due to costs of $1.3 million associated with the outsourcing of our mortgage loan servicing activities and other company-wide cost saving initiatives, previously discussed. Compensation and benefits expense also includes certain stock-based compensation costs in 2005. In December 2005, 196,828 shares of restricted stock were granted to select officers with a fair value of $29.02 per share on the grant date. Compensation cost related to restricted stock grants is recognized on a straight line basis over the vesting period of approximately three years. Also in December 2005, we accelerated the vesting of certain outstanding unvested stock options in anticipation of our adoption of SFAS No. 123(R), effective January 1, 2006. Compensation costs related to the acceleration of vesting totaled $111,000 in 2005. See Note 1 and Note 16 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the accelerated vesting and the impact of our adoption of SFAS No. 123(R).

Our percentage of general and administrative expense to average assets was 1.00% for the year ended December 31, 2005, compared to 0.99% for the year ended December 31, 2004. Our efficiency ratio decreased to 39.37% for the year ended December 31, 2005, from 40.86% for the year ended December 31, 2004, primarily due to the previously discussed increases in non-interest income and net interest income.

Income Tax Expense

For the year ended December 31, 2005, income tax expense totaled $118.4 million, representing an effective tax rate of 33.6%, compared to $106.1 million, representing an effective tax rate of 32.6%, for the year ended December 31, 2004.

Asset Quality

Non-performing assets decreased $6.1 million to $60.0 million at December 31, 2006, from $66.1 million at December 31, 2005. Non-performing loans, the most significant component of non-performing assets, decreased $5.6 million to $59.4 million at December 31, 2006, from $65.0 million at December 31, 2005. As previously discussed, these decreases were primarily due to a reduction in non-performing multi-family mortgage loans, partially offset by an increase in non-performing one-to-four family mortgage loans. At December 31, 2006, non-performing multi-family mortgage loans totaled $14.6 million and non-performing one-to-four family mortgage loans totaled $41.1 million. During the 2006 third quarter, we sold $10.1 million of non-performing loans, primarily multi-family and one-to-four family mortgage loans. Our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio. Our ratio of non-performing loans to total loans decreased to 0.40% at December 31, 2006, from 0.45% at December 31, 2005. Our ratio of non-performing assets to total assets was 0.28% at December 31, 2006 and 0.30% at December 31, 2005. See Item 1, “Business” for further discussion of our asset quality.

Non-Performing Assets

The following table sets forth information regarding non-performing assets.

	At December 31,

(Dollars in Thousands)	2006	2005	2004	2003	2002

Non-accrual delinquent mortgage loans (1)	$58,110	$64,351	$31,462	$28,321	$31,997
Non-accrual delinquent consumer and other loans	818	500	544	792	1,485
Mortgage loans delinquent 90 days or more and still accruing interest (2)	488	176	573	563	1,035

Total non-performing loans	59,416	65,027	32,579	29,676	34,517
Real estate owned, net (3)	627	1,066	920	1,635	1,091

Total non-performing assets	$60,043	$66,093	$33,499	$31,311	$35,608

Non-performing loans to total loans	0.40%	0.45%	0.25%	0.23%	0.29%
Non-performing loans to total assets	0.28	0.29	0.14	0.13	0.16
Non-performing assets to total assets	0.28	0.30	0.14	0.14	0.16

(1)

Includes multi-family and commercial real estate loans totaling $17.1 million, $28.6 million, $11.5 million, $6.1 million and $2.9 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(3)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

If all non-accrual loans at December 31, 2006, 2005 and 2004 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.5 million for the year ended December 31, 2006, $3.8 million for the year ended December 31, 2005 and $1.8 million for the year ended December 31, 2004. This compares to actual payments recorded as interest income, with respect to such loans, of $1.8 million for the year ended December 31, 2006, $2.4 million for the year ended December 31, 2005 and $1.0 million for the year ended December 31, 2004.

Excluded from non-performing assets are restructured loans that have complied with the terms of their restructure agreement for a satisfactory period and have, therefore, been returned to performing status.

Restructured loans that are in compliance with their restructured terms totaled $1.5 million at December 31, 2006, $1.6 million at December 31, 2005, $2.8 million at December 31, 2004, $3.9 million at December 31, 2003 and $5.0 million at December 31, 2002.

In addition to non-performing assets, we had $734,000 of potential problem loans at December 31, 2006, compared to $813,000 at December 31, 2005. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at December 31, 2006, 2005 and 2004.

	60-89 Days Past Due		90 Days or More Past Due

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount

At December 31, 2006:
Mortgage loans:
One-to-four family	2	$92	159	$41,124
Multi-family	—	—	21	14,627
Commercial real estate	—	—	5	2,847
Consumer and other loans	38	642	33	818

Total delinquent loans	40	$734	218	$59,416

Delinquent loans to total loans		—%		0.40%

At December 31, 2005:
Mortgage loans:
One-to-four family	6	$174	152	$35,727
Multi-family	1	101	26	26,256
Commercial real estate	—	—	6	2,544
Consumer and other loans	47	538	47	500

Total delinquent loans	54	$813	231	$65,027

Delinquent loans to total loans		0.01%		0.45%

At December 31, 2004:
Mortgage loans:
One-to-four family	6	$805	98	$20,497
Multi-family	4	460	12	8,843
Commercial real estate	—	—	4	2,695
Construction	2	1,994	—	—
Consumer and other loans	56	880	57	544

Total delinquent loans	68	$4,139	171	$32,579

Delinquent loans to total loans		0.03%		0.25%

Classified Assets

The following table sets forth the carrying value of our assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at December 31, 2006. There were no assets classified as loss at December 31, 2006.

	Special Mention		Substandard		Doubtful

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Loans:
Mortgage loans:
One-to-four family	—	$—	161	$40,930	4	$223
Multi-family	11	20,274	22	12,007	1	5,357
Commercial real estate	3	2,216	3	1,445	1	1,034
Construction	2	1,011	—	—	—	—
Consumer and other loans	1	148	33	818	—	—

Total loans	17	23,649	219	55,200	6	6,614
Real estate owned:
One-to-four family	—	—	4	402	—	—
Commercial real estate	—	—	1	225	—	—

Total classified assets	17	$23,649	224	$55,827	6	$6,614

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.

	At or For the Year Ended December 31,

(Dollars in Thousands)	2006	2005	2004	2003	2002

Allowance for losses on loans:
Balance at beginning of year	$81,159	$82,758	$83,121	$83,546	$82,285
Provision charged to operations	—	—	—	—	2,307
Charge-offs:
One-to-four family	(89)	(749)	(231)	(194)	(325)
Multi-family	(967)	—	—	—	(83)
Commercial real estate	(197)	(650)	—	—	(268)
Construction	—	—	—	—	(281)
Consumer and other loans	(312)	(706)	(656)	(1,142)	(1,251)

Total charge-offs	(1,565)	(2,105)	(887)	(1,336)	(2,208)

Recoveries:
One-to-four family	30	140	78	111	241
Multi-family	—	34	—	—	83
Commercial real estate	—	—	—	20	291
Consumer and other loans	318	332	446	780	547

Total recoveries	348	506	524	911	1,162

Net charge-offs	(1,217)	(1,599)	(363)	(425)	(1,046)

Balance at end of year	$79,942	$81,159	$82,758	$83,121	$83,546

Net charge-offs to average loans outstanding	0.01%	0.01%	0.00%	0.00%	0.01%
Allowance for loan losses to total loans	0.53	0.56	0.62	0.66	0.69
Allowance for loan losses to non-performing loans	134.55	124.81	254.02	280.10	242.04

Allowance for losses on REO:
Balance at beginning of year	$—	$—	$—	$4	$—
Provision charged to operations	121	56	—	4	4
Charge-offs	(121)	(56)	—	(8)	—

Balance at end of year	$—	$—	$—	$—	$4

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

	At December 31,

	2006		2005		2004

(Dollars in Thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

One-to-four family	$35,242	68.67%	$34,051	68.24%	$36,697	68.68%
Multi-family	19,413	20.09	19,818	19.77	18,124	19.41
Commercial real estate	11,768	7.40	11,437	7.52	11,785	7.17
Construction	2,119	0.94	2,071	0.96	1,996	0.89
Consumer and other loans	11,400	2.90	13,782	3.51	14,156	3.85

Total allowance for loan losses	$79,942	100.00%	$81,159	100.00%	$82,758	100.00%

	At December 31,

	2003		2002

(Dollars in Thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

One-to-four family	$39,614	71.13%	$45,485	76.86%
Multi-family	16,440	17.69	12,449	13.35
Commercial real estate	11,006	6.98	10,099	6.21
Construction	1,695	0.79	786	0.47
Consumer and other loans	14,366	3.41	14,727	3.11

Total allowance for loan losses	$83,121	100.00%	$83,546	100.00%

Impact of Recent Accounting Standards and Interpretations

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

In September 2006, the FASB ratified a consensus reached by the Emerging Issues Task Force, or EITF, on Issue No. 06-05, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial condition should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable that contractual restrictions would limit the amount that could be realized, these contractual limitations should be considered when determining the realizable amounts. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. A policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that would ultimately be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) should be included in the amount that could be realized under the insurance contract. A policyholder should not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. However, if the contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, then the amount that could be realized should be discounted. EITF Issue No. 06-05 is effective for fiscal years beginning after December 15, 2006. Our adoption of EITF Issue No. 06-05 on January 1, 2007 did not have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to retained earnings as of the beginning of the year of adoption. The amount of the cumulative-effect adjustment is the difference between the net amount of assets and liabilities recognized in the statement of financial condition prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method, which is consistent with current GAAP, or fair value measurement method for subsequent measurements. Additionally, at the initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided that the securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Upon our adoption of SFAS No. 156 on January 1, 2007, we elected to apply the amortization method for measurements of our MSR and we did not reclassify any of our available-for-sale securities to trading securities. We do not expect SFAS No. 156 to have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument is to be recognized as a cumulative-effect adjustment to beginning retained earnings. Upon our adoption of SFAS No. 155 on January 1, 2007, we did not have any existing bifurcated hybrid financial instruments. We do not expect SFAS No. 155 to have a material impact on our financial condition or results of operations.

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

As a financial institution, the primary component of our market risk is IRR. Net interest income is the primary component of our net income. Net interest income is the difference between the interest earned on our loans, securities and other interest-earning assets and the interest expense incurred on our deposits and borrowings. The yields, costs and volumes of loans, securities, deposits and borrowings are directly affected by the levels of and changes in market interest rates. Additionally, changes in interest rates also affect the related cash flows of our assets and liabilities as the option to prepay assets or withdraw liabilities remains with our customers, in most cases without penalty. The objective of our IRR management policy is to maintain an appropriate mix and level of assets, liabilities and off-balance sheet items to enable us to meet our earnings and/or growth objectives, while maintaining specified minimum capital levels as required by the OTS, in the case of Astoria Federal, and as established by our Board of Directors. We use a variety of analyses to monitor, control and adjust our asset and liability positions, primarily interest rate sensitivity gap analysis, or gap analysis, and net interest income sensitivity, or NII sensitivity, analysis. Additional IRR modeling is done by Astoria Federal in conformity with OTS requirements. In conjunction with performing these analyses we also consider related factors including, but not limited to, our overall credit profile, non-interest income and non-interest expense. We do not enter into financial transactions or hold financial instruments for trading purposes.

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors, demographic variables and the assumability of the underlying mortgages.

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

The Gap Table includes $2.28 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $107.8 million classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at December 31, 2006 was negative 21.06%. This compares to a one-year cumulative gap of negative 6.79% at December 31, 2005. The change in our one-year cumulative gap is primarily attributable to an increase in Liquid CDs and certificates of deposit due in one year or less, coupled with a decrease in projected securities prepayments.

	At December 31, 2006

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$4,019,460	$5,679,692	$4,290,039	$410,154	$14,399,345
Consumer and other loans (1)	400,743	21,987	7,918	—	430,648
Repurchase agreements	71,694	—	—	—	71,694
Securities available-for-sale	102,836	671,995	630,672	224,855	1,630,358
Securities held-to-maturity	966,754	2,002,380	815,232	1,569	3,785,935
FHLB-NY stock	—	—	—	153,640	153,640

Total interest-earning assets	5,561,487	8,376,054	5,743,861	790,218	20,471,620
Net unamortized purchase premiums and deferred costs (2)	27,441	32,959	25,918	2,307	88,625

Net interest-earning assets (3)	5,588,928	8,409,013	5,769,779	792,525	20,560,245

Interest-bearing liabilities:
Savings	271,550	452,502	452,502	952,862	2,129,416
Money market	190,786	118,990	118,990	6,891	435,657
NOW and demand deposit	104,491	208,986	208,986	974,523	1,496,986
Liquid CDs	1,447,462	—	—	—	1,447,462
Certificates of deposit	5,180,515	2,061,748	455,710	16,530	7,714,503
Borrowings, net	2,934,339	2,998,820	124,256	778,587	6,836,002

Total interest-bearing liabilities	10,129,143	5,841,046	1,360,444	2,729,393	20,060,026

Interest sensitivity gap	(4,540,215)	2,567,967	4,409,335	(1,936,868)	$500,219

Cumulative interest sensitivity gap	$(4,540,215)	$(1,972,248)	$2,437,087	$500,219

Cumulative interest sensitivity gap as a percentage of total assets	(21.06)%	(9.15)%	11.31%	2.32%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	55.18%	87.65%	114.06%	102.49%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.

(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2007 would decrease by approximately 10.09% from the base projection. At December 31, 2005, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have decreased by approximately 5.94% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning January 1, 2007 would increase by approximately 4.34% from the base projection. At December 31, 2005, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2006 would have increased by approximately 2.12% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from BOLI and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2007 would increase by approximately $3.9 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points and remain at that level thereafter, our projected net income for the twelve month period beginning January 1, 2007 would decrease by approximately $8.7 million with respect to these items alone.

For information regarding our credit risk, see “Asset Quality,” in Item 7, “MD&A.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For our Consolidated Financial Statements, see the index on page 78.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See page 79 for our Management Report on Internal Control Over Financial Reporting and page 80 for the related Report of Independent Registered Public Accounting Firm.

The Sarbanes-Oxley Act Section 302 Certifications regarding the quality of our public disclosures have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers who are not directors of Astoria Financial Corporation is presented in the tables under the headings “Board Nominees, Directors and Executive Officers,” “Committees and Meetings of the Board” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2007, which will be filed with the SEC within 120 days from December 31, 2006, and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the audit committee of our Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading “Committees and Meetings of the Board” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2007, which will be filed with the SEC within 120 days from December 31, 2006, and is incorporated herein by reference.

The Audit Committee Charter is available on our investor relations website at http://ir.astoriafederal.com under the heading “Corporate Governance.” In addition, copies of our Audit Committee Charter will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial officer, which is available on our investor relations website at http://ir.astoriafederal.com under the heading “Corporate Governance.” In addition, copies of our code of business conduct and ethics will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

Corporate Governance

Our Corporate Governance Guidelines and Nominating and Corporate Governance Committee Charter are available on our investor relations website at http://ir.astoriafederal.com under the heading “Corporate Governance.” In addition, copies of such documents will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

During the year ended December 31, 2006, there were no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive (and director) compensation is included under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Benefits Table,” “Potential Payments upon Termination or Change in Control,” “Director Compensation,” including related narratives, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2007 which will be filed with the SEC within 120 days from December 31, 2006, and is incorporated herein by reference.

The Compensation Committee Charter is available on our investor relations website at http://ir.astoriafederal.com under the heading “Corporate Governance.” In addition, copies of our Compensation Committee Charter will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at no charge.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Securities Authorized for Issuance under Equity Compensation Plans Table,” and related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2007, which will be filed with the SEC within 120 days from December 31, 2006, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is included under the headings “Transactions with Certain Related Persons,” “Compensation Committee Interlocks and Insider Participation” and “Director Independence” in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2007, which will be filed with the SEC within 120 days from December 31, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services and the pre-approval of such services and fees is included under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees,” and in the related narrative, in our definitive Proxy Statement to be utilized in connection with our Annual Meeting of Shareholders to be held on May 16, 2007, which will be filed with the SEC within 120 days from December 31, 2006, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		See Index to Consolidated Financial Statements on page 78.

	2.	Financial Statement Schedules

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, “Financial Statements and Supplementary Data.”

(b)		Exhibits

		See Index of Exhibits on page 122.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	George L. Engelke, Jr.	Date:	March 1, 2007

George L. Engelke, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	NAME	DATE

/s/	George L. Engelke, Jr.	March 1, 2007

George L. Engelke, Jr.
Chairman, President and Chief Executive Officer

/s/	Monte N. Redman	March 1, 2007

Monte N. Redman
Executive Vice President and Chief Financial Officer

/s/	Gerard C. Keegan	March 1, 2007

Gerard C. Keegan
Vice Chairman, Chief Administrative
Officer and Director

/s/	Andrew M. Burger	March 1, 2007

Andrew M. Burger
Director

/s/	John J. Conefry, Jr.	March 1, 2007

John J. Conefry, Jr.
Director

/s/	Denis J. Connors	March 1, 2007

Denis J. Connors
Director

/s/	Thomas J. Donahue	March 1, 2007

Thomas J. Donahue
Director

/s/	Peter C. Haeffner, Jr.	March 1, 2007

Peter C. Haeffner, Jr.
Director

/s/	Ralph F. Palleschi	March 1, 2007

Ralph F. Palleschi
Director

/s/	Thomas V. Powderly	March 1, 2007

Thomas V. Powderly
Director

/s/	Leo J. Waters	March 1, 2007

Leo J. Waters
Director

CONSOLIDATED FINANCIAL STATEMENTS OF
ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Astoria Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Astoria Financial Corporation’s internal control system is a process designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Astoria Financial Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Astoria Financial Corporation’s assets that could have a material effect on our financial statements.

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

Astoria Financial Corporation management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

Astoria Financial Corporation’s independent registered public accounting firm has issued an audit report on our assessment of, and the effective operation of, the company’s internal control over financial reporting as of December 31, 2006. This report appears on page 80.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Astoria Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
New York, New York
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Astoria Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Astoria Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Astoria Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
New York, New York
February 26, 2007

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,

(In Thousands, Except Share Data)	2006	2005

ASSETS:
Cash and due from banks	$134,016	$169,234
Repurchase agreements	71,694	182,803
Available-for-sale securities:
Encumbered	1,289,045	1,598,320
Unencumbered	271,280	243,031

	1,560,325	1,841,351
Held-to-maturity securities, fair value of $3,681,514 and $4,627,013, respectively:
Encumbered	3,442,079	4,500,867
Unencumbered	337,277	230,086

	3,779,356	4,730,953
Federal Home Loan Bank of New York stock, at cost	153,640	145,247
Loans held-for-sale, net	16,542	23,651
Loans receivable	14,971,691	14,392,293
Allowance for loan losses	(79,942)	(81,159)

Loans receivable, net	14,891,749	14,311,134
Mortgage servicing rights, net	15,944	16,502
Accrued interest receivable	78,761	80,318
Premises and equipment, net	145,231	151,494
Goodwill	185,151	185,151
Bank owned life insurance	385,952	382,613
Other assets	136,158	159,820

Total assets	$21,554,519	$22,380,271

LIABILITIES:
Deposits	$13,224,024	$12,810,455
Reverse repurchase agreements	4,480,000	5,780,000
Federal Home Loan Bank of New York advances	1,940,000	1,724,000
Other borrowings, net	416,002	433,526
Mortgage escrow funds	132,080	124,929
Accrued expenses and other liabilities	146,659	157,134

Total liabilities	20,338,765	21,030,044

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (200,000,000 shares authorized;166,494,888 shares issued; and 98,211,827 and 104,967,280 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	828,940	824,102
Retained earnings	1,856,528	1,774,924
Treasury stock (68,283,061 and 61,527,608 shares, at cost, respectively)	(1,390,495)	(1,171,604)
Accumulated other comprehensive loss	(58,330)	(49,536)
Unallocated common stock held by ESOP (6,155,918 and 6,465,273 shares, respectively)	(22,554)	(23,688)
Deferred compensation	—	(5,636)

Total stockholders’ equity	1,215,754	1,350,227

Total liabilities and stockholders’ equity	$21,554,519	$22,380,271

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

(In Thousands, Except Share Data)	2006	2005	2004

Interest income:
Mortgage loans:
One-to-four family	$510,105	$459,929	$428,229
Multi-family, commercial real estate and construction	259,242	239,119	220,703
Consumer and other loans	35,735	31,160	21,312
Mortgage-backed and other securities	267,535	340,626	371,044
Federal funds sold and repurchase agreements	6,410	6,123	1,140
Federal Home Loan Bank of New York stock	7,787	6,030	3,473

Total interest income	1,086,814	1,082,987	1,045,901

Interest expense:
Deposits	384,770	281,399	237,429
Borrowings	311,659	322,808	337,906

Total interest expense	696,429	604,207	575,335

Net interest income	390,385	478,780	470,566
Provision for loan losses	—	—	—

Net interest income after provision for loan losses	390,385	478,780	470,566

Non-interest income:
Customer service fees	64,823	66,256	58,524
Other loan fees	4,058	4,980	4,805
Gain on sales of securities	—	—	4,651
Other-than-temporary impairment write-down of securities	—	—	(16,520)
Mortgage banking income, net	4,845	6,015	4,715
Income from bank owned life insurance	16,129	16,446	17,134
Other	1,495	8,502	6,775

Total non-interest income	91,350	102,199	80,084

Non-interest expense:
General and administrative:
Compensation and benefits	116,408	119,417	118,684
Occupancy, equipment and systems	66,034	63,695	64,592
Federal deposit insurance premiums	1,672	1,760	1,775
Advertising	7,747	8,815	6,583
Other	29,942	35,047	33,377

Total non-interest expense	221,803	228,734	225,011

Income before income tax expense	259,932	352,245	325,639
Income tax expense	85,035	118,442	106,102

Net income	$174,897	$233,803	$219,537

Basic earnings per common share	$1.85	$2.30	$2.03

Diluted earnings per common share	$1.80	$2.26	$2.00

Basic weighted average common shares	94,754,732	101,476,376	107,930,909
Diluted weighted average common and common equivalent shares	97,280,150	103,408,637	109,806,855

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP	Deferred Compensation

Balance at December 31, 2003	$1,396,531	$1,665	$798,583	$1,480,991	$(811,993)	$(46,489)	$(26,226)	$—

Comprehensive income:
Net income	219,537	—	—	219,537	—	—	—	—
Other comprehensive income (loss), net of tax:
Net unrealized gain on securities	17,748	—	—	—	—	17,748	—	—
Reclassification of loss on cash flow hedge	191	—	—	—	—	191	—	—
Minimum pension liability adjustment	(42)	—	—	—	—	(42)	—	—

Comprehensive income	237,434

Common stock repurchased (9,067,500 shares)	(225,052)	—	—	—	(225,052)	—	—	—
Dividends on common stock ($0.67 per share)	(71,982)	—	—	(71,982)	—	—	—	—
Exercise of stock options and related tax benefit (1,366,788 shares issued)	24,142	—	5,798	(4,975)	23,319	—	—	—
Amortization relating to allocation of ESOP stock	8,691	—	7,396	—	—	—	1,295	—

Balance at December 31, 2004	1,369,764	1,665	811,777	1,623,571	(1,013,726)	(28,592)	(24,931)	—

Comprehensive income:
Net income	233,803	—	—	233,803	—	—	—	—
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	(21,083)	—	—	—	—	(21,083)	—	—
Reclassification of loss on cash flow hedge	191	—	—	—	—	191	—	—
Minimum pension liability adjustment	(52)	—	—	—	—	(52)	—	—

Comprehensive income	212,859

Common stock repurchased (6,582,500 shares)	(180,944)	—	—	—	(180,944)	—	—	—
Dividends on common stock ($0.80 per share)	(81,199)	—	—	(81,199)	—	—	—	—
Exercise and acceleration of vesting of stock options and related tax benefit (1,048,283 shares issued)	20,488	—	4,385	(3,217)	19,320	—	—	—
Restricted stock grants (196,828 shares)	—	—	—	1,966	3,746	—	—	(5,712)
Amortization relating to earned portion of restricted stock and allocation of ESOP stock	9,259	—	7,940	—	—	—	1,243	76

Balance at December 31, 2005	1,350,227	1,665	824,102	1,774,924	(1,171,604)	(49,536)	(23,688)	(5,636)

Reclassification of deferred compensation upon adoption of SFAS No. 123(R) as of January 1, 2006	—	—	(5,636)	—	—	—	—	5,636
Comprehensive income:
Net income	174,897	—	—	174,897	—	—	—	—
Other comprehensive income, net of tax:
Net unrealized gain on securities	10,135	—	—	—	—	10,135	—	—
Reclassification of loss on cash flow hedge	191	—	—	—	—	191	—	—
Minimum pension liability adjustment	125	—	—	—	—	125	—	—

Comprehensive income	185,348

Common stock repurchased (8,395,000 shares)	(251,216)	—	—	—	(251,216)	—	—	—
Dividends on common stock ($0.96 per share)	(92,097)	—	—	(92,097)	—	—	—	—
Exercise of stock options and related tax benefit (1,361,347 shares issued)	28,766	—	6,144	(4,041)	26,663	—	—	—
Restricted stock grants (278,200 shares)	—	—	(8,507)	2,845	5,662	—	—	—
Stock-based compensation and allocation of ESOP stock	13,971	—	12,837	—	—	—	1,134	—
Adjustment to accumulated other comprehensive loss upon adoption of SFAS No. 158 as of December 31, 2006	(19,245)	—	—	—	—	(19,245)	—	—

Balance at December 31, 2006	$1,215,754	$1,665	$828,940	$1,856,528	$(1,390,495)	$(58,330)	$(22,554)	$—

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$174,897	$233,803	$219,537
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	15,589	17,073	32,017
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	4,347	4,743	4,066
Net provision for real estate losses	121	56	—
Depreciation and amortization	13,865	13,946	13,460
Net gain on sales of loans and securities	(2,146)	(3,546)	(8,199)
Other-than-temporary impairment write-down of securities	—	—	16,520
Originations of loans held-for-sale	(233,923)	(363,855)	(326,499)
Proceeds from sales and principal repayments of loans held-for-sale	243,222	367,552	329,268
Stock-based compensation and allocation of ESOP stock	13,971	9,259	8,691
Decrease (increase) in accrued interest receivable	1,557	(1,174)	(1,188)
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	558	297	1,153
Income from bank owned life insurance, net of insurance proceeds received	(3,339)	(7,894)	(4,409)
Increase in other assets	(3,136)	(26,232)	(6,528)
(Decrease) increase in accrued expenses and other liabilities	(8,864)	27,530	(453)

Net cash provided by operating activities	216,719	271,558	277,436

Cash flows from investing activities:
Originations of loans receivable	(3,088,055)	(3,390,543)	(3,205,083)
Loan purchases through third parties	(389,696)	(882,590)	(1,171,606)
Principal payments on loans receivable	2,865,055	3,118,423	3,769,995
Proceeds from sales of non-performing loans	10,148	—	—
Purchases of securities held-to-maturity	—	(177,599)	(2,475,096)
Purchases of securities available-for-sale	(25)	(25)	(596,765)
Principal payments on securities held-to-maturity	952,885	1,749,866	1,957,248
Principal payments on securities available-for-sale	299,242	530,439	692,460
Proceeds from sales of securities available-for-sale	—	—	170,189
Net (purchases) redemptions of FHLB-NY stock	(8,393)	18,453	49,750
Proceeds from sales of real estate owned, net	1,222	2,002	2,157
Purchases of premises and equipment, net of proceeds from sales	(7,602)	(8,333)	(10,478)

Net cash provided by (used in) investing activities	634,781	960,093	(817,229)

Cash flows from financing activities:
Net increase in deposits	413,569	487,198	1,136,663
Net (decrease) increase in borrowings with original terms of three months or less	(255,000)	(1,360,000)	870,000
Proceeds from borrowings with original terms greater than three months	825,000	800,000	2,400,000
Repayments of borrowings with original terms greater than three months	(1,674,000)	(970,000)	(3,435,000)
Net increase in mortgage escrow funds	7,151	2,841	13,453
Common stock repurchased	(251,216)	(180,944)	(225,052)
Cash dividends paid to stockholders	(92,097)	(81,199)	(71,982)
Cash received for options exercised	22,622	16,103	18,344
Excess tax benefits from share-based payment arrangements	6,144	—	—

Net cash (used in) provided by financing activities	(997,827)	(1,286,001)	706,426

Net (decrease) increase in cash and cash equivalents	(146,327)	(54,350)	166,633
Cash and cash equivalents at beginning of year	352,037	406,387	239,754

Cash and cash equivalents at end of year	$205,710	$352,037	$406,387

Supplemental disclosures:
Cash paid during the year:
Interest	$694,455	$606,084	$587,373

Income taxes	$84,441	$104,786	$99,892

Additions to real estate owned	$904	$2,203	$1,443

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

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Astoria Financial Corporation and its wholly-owned subsidiaries: Astoria Federal Savings and Loan Association and its subsidiaries, referred to as Astoria Federal, and AF Insurance Agency, Inc. AF Insurance Agency, Inc. is a licensed life insurance agency and property and casualty insurance broker which, through contractual agreements with various third party marketing organizations, makes insurance products available primarily to the customers of Astoria Federal. As used in this annual report, “we,” “us” and “our” refer to Astoria Financial Corporation and its consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R). See Note 8 for a further discussion of Astoria Capital Trust I.

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

(b) Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and repurchase agreements with original maturities of three months or less. Astoria Federal is required by the Federal Reserve System to maintain non-interest bearing cash reserves equal to a percentage of certain deposits. The reserve requirement totaled $43.8 million at December 31, 2006 and $46.8 million at December 31, 2005.

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

(d) Securities

Management determines the appropriate classification of securities at the time of acquisition. Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Premiums and discounts are recognized as adjustments to interest income using the interest method over the remaining period to contractual maturity, adjusted for estimated prepayments when applicable. Gains and losses on the sale of all securities are determined using the specific identification method and are reflected in earnings when realized. For the years ended December 31, 2006, 2005 and 2004, we did not maintain a trading portfolio. We conduct a periodic review and evaluation of the securities portfolio to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(e) Loans Held-for-Sale

Generally, we originate fifteen year and thirty year fixed rate one-to-four family mortgage loans for sale to various government-sponsored enterprises, or GSEs, or other investors on a servicing released or retained basis. The sale of such loans is generally arranged through a master commitment on a mandatory delivery or best efforts basis. In addition, student loans are sold to the Student Loan Marketing Association generally before repayment begins during the grace period of the loan.

Loans held-for-sale are carried at the lower of cost or estimated fair value, as determined on an aggregate basis. Net unrealized losses, if any, are recognized in a valuation allowance through charges to earnings. Premiums and discounts and origination fees and costs on loans held-for-sale are deferred and recognized as a component of the gain or loss on sale. Gains and losses on sales of loans held-for-sale are recognized on settlement dates and are determined by the difference between the sale proceeds and the allocated cost basis of the loans. These transactions are accounted for as sales based on our satisfaction of the criteria for such accounting which provide that, as transferor, we have surrendered control over the loans.

(f) Loans Receivable

Loans receivable are carried at the unpaid principal balances, net of unamortized premiums and discounts and deferred loan origination costs and fees, which are recognized as yield adjustments using the interest method. We amortize these amounts over the contractual life of the related loans, adjusted for estimated prepayments when applicable.

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

Effective December 1, 2005, pursuant to a sub-servicing agreement, Dovenmuehle Mortgage, Inc., or DMI, began servicing our mortgage loan portfolio, including our portfolio of mortgage loans serviced for other investors. Fees paid to DMI are reported in non-interest expense.

(h) Premises and Equipment

Land is carried at cost. Buildings and improvements, leasehold improvements and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization totaling $135.3 million at December 31, 2006 and $126.7 million at December 31, 2005. Buildings and improvements and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the related leases or the estimated useful lives of the improved property.

(i) Goodwill

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. For purposes of our goodwill impairment testing, we have identified a single reporting unit. We use the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value of our reporting unit. If the fair value of our reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

As of December 31, 2006, the carrying value of our goodwill totaled $185.2 million. On September 30, 2006, we performed our annual goodwill impairment test and determined the fair value of our reporting unit to be in excess of its carrying amount by $1.80 billion. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. No events have occurred and no circumstances have changed since our annual impairment test date that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

(j) Bank Owned Life Insurance

Bank owned life insurance is carried at its contract value and is classified as a non-interest earning asset. Increases in the contract value are recorded as non-interest income in the consolidated statements of income and insurance proceeds received are recorded as a reduction of the contract value. The contract value consists of cash surrender value of $360.7 million at December 31, 2006 and $356.3 million at December 31, 2005, claims stabilization reserve of $19.6 million at December 31, 2006 and $19.1 million at December 31, 2005 and deferred acquisition costs of $5.7 million at December 31, 2006 and $7.2 million at December 31, 2005. Repayment of the claims stabilization reserve (funds transferred from the cash surrender value to provide for future death benefit payments) and the deferred acquisition costs (costs incurred by the insurance carrier for the policy issuance) is guaranteed by the insurance carrier provided that certain conditions are met at the date of a contract surrender. We satisfied these conditions at December 31, 2006 and 2005.

As discussed further in Note 1(s), effective January 1, 2007, we adopted Emerging Issues Task Force, or EITF, Issue No. 06-05, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.”

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(k) Real Estate Owned

Real estate acquired through foreclosure or by deed in lieu of foreclosure is initially recorded at the lower of cost or fair value, less estimated selling costs. Thereafter, we maintain an allowance for decreases in value which are charged to income along with any additional expenses incurred on the property. Fair value is estimated through current appraisals. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Real estate owned, net, which is included in other assets, amounted to $627,000 at December 31, 2006 and $1.1 million at December 31, 2005.

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

(m) Derivative Instruments

As part of our interest rate risk management, we may utilize, from time-to-time, derivative instruments which are recorded as either assets or liabilities in the consolidated statements of financial condition at fair value. Changes in the fair values of derivatives are reported in our results of operations or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives that qualify for hedge accounting treatment are designated as either a fair value hedge or a cash flow hedge. For fair value hedges, changes in the fair values of the derivative instruments are recognized in our results of operations together with changes in the fair values of the related assets and liabilities attributable to the hedged risk. For cash flow hedges, changes in the fair values of the derivative instruments are reported in other comprehensive income to the extent the hedge is effective. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to our derivatives that qualify for hedge accounting. We establish, at the inception of the hedge, the method we will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective portion of the hedge, which is recognized currently in our results of operations.

We may also enter into derivative instruments with no hedging designations. Changes in the fair values of these derivatives are recognized currently in our results of operations, generally in other non-interest expense. We do not use derivatives for trading purposes.

(n) Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates, applicable to future years, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. Certain tax benefits attributable to stock options and restricted stock are credited to additional paid-in-capital.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(o) Earnings Per Common Share

Basic earnings per common share, or EPS, is computed by dividing net income by the weighted-average common shares outstanding during the year. The weighted-average common shares outstanding includes the average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted stock and unallocated shares held by the Employee Stock Ownership Plan, or ESOP. For EPS calculations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are excluded from outstanding shares on a weighted average basis for EPS calculations.

Diluted EPS is computed using the same method as basic EPS, but includes the effect of all dilutive potential common shares that were outstanding during the period, such as unexercised stock options and unvested shares of restricted stock, calculated using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized expense related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

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

Effective December 31, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” As a result of our adoption of SFAS No. 158, we recognized a liability for the underfunded status of our pension and other postretirement benefit plans and a related charge to accumulated other comprehensive income/loss. See Note 15 for a further discussion of our adoption of SFAS No. 158.

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

(q) Stock Incentive Plans

Effective January 1, 2006, we adopted revised SFAS No. 123, “Share-Based Payment,” or SFAS No. 123(R), which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) applies to all awards granted after January 1, 2006 and to awards modified, repurchased or cancelled after that date. Additionally, beginning January 1, 2006, we recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures.

Prior to January 1, 2006, we applied the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock incentive plans. Accordingly, no stock-based compensation cost was reflected in net income for stock option grants, as all options granted under our stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we recognized stock-based compensation cost during the 2005 fourth quarter related to restricted stock grants and the acceleration of vesting of certain stock option grants. Compensation cost related to restricted stock grants and, effective January 1, 2006, stock option grants is recognized on a straight-line basis over the requisite service period. See Note 16 for a further discussion of stock incentive plans.

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

(s) Impact of Recent Accounting Standards and Interpretations

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

In September 2006, the FASB ratified a consensus reached by the EITF on Issue No. 06-05. Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial condition should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. When it is probable that contractual restrictions would limit the amount that could be realized, these contractual limitations should be considered when determining the realizable amounts. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable beyond one year from the surrender of the policy should be discounted to present value. A policyholder should determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that would ultimately be realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) should be included in the amount that could be realized under the insurance contract. A policyholder should not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. However, if the contractual limitations prescribe that the cash surrender value component of the amount that could be realized is a fixed amount, then the amount that could be realized should be discounted. EITF Issue No. 06-05 is effective for fiscal years beginning after December 15, 2006. Our adoption of EITF Issue No. 06-05 on January 1, 2007 did not have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The recognition threshold is based on a determination of whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to retained earnings as of the beginning of the year of adoption. The amount of the cumulative-effect adjustment is the difference between the net amount of assets and liabilities recognized in the statement of financial condition prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying FIN 48. Our adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial condition or results of operations.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method, which is consistent with current GAAP, or the fair value measurement method for subsequent measurements. Additionally, at the initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided that the securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Upon our adoption of SFAS No. 156 on January 1, 2007, we elected to apply the amortization method for measurements of our MSR and we did not reclassify any of our available-for-sale securities to trading securities. We do not expect SFAS No. 156 to have a material impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument is to be recognized as a cumulative-effect adjustment to beginning retained earnings. Upon our adoption of SFAS No. 155 on January 1, 2007, we did not have any existing bifurcated hybrid financial instruments. We do not expect SFAS No. 155 to have a material impact on our financial condition or results of operations.

(2) Repurchase Agreements

Repurchase agreements averaged $131.4 million during the year ended December 31, 2006 and $195.9 million during the year ended December 31, 2005. The maximum amount of such agreements outstanding at any month end was $241.9 million during the year ended December 31, 2006 and $272.5 million during the year ended December 31, 2005. As of December 31, 2006, three repurchase agreements totaling $71.7 million were outstanding. As of December 31, 2005, two repurchase agreements totaling $182.8 million were outstanding. The fair value of the securities held under these agreements was $72.6 million as of December 31, 2006 and $188.2 million as of December 31, 2005. None of the securities held under repurchase agreements were sold or repledged during the years ended December 31, 2006 and 2005.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(3) Securities

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at December 31, 2006 and 2005 are as follows:

	At December 31, 2006

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,386,136	$73	$(70,955)	$1,315,254
Non-GSE issuance	51,111	5	(3,211)	47,905
GSE pass-through certificates	64,995	1,052	(91)	65,956

Total mortgage-backed securities	1,502,242	1,130	(74,257)	1,429,115
FNMA and FHLMC preferred stock	123,495	6,722	—	130,217
Other securities	1,001	—	(8)	993

Total securities available-for-sale	$1,626,738	$7,852	$(74,265)	$1,560,325

Held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$3,474,662	$58	$(88,307)	$3,386,413
Non-GSE issuance	283,017	—	(9,623)	273,394
GSE pass-through certificates	3,484	88	(2)	3,570

Total mortgage-backed securities	3,761,163	146	(97,932)	3,663,377
Obligations of states and political subdivisions and corporate debt securities	18,193	—	(56)	18,137

Total securities held-to-maturity	$3,779,356	$146	$(97,988)	$3,681,514

(1) Real estate mortgage investment conduits and collateralized mortgage obligations

	At December 31, 2005

(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$1,645,961	$100	$(78,749)	$1,567,312
Non-GSE issuance	61,735	14	(3,811)	57,938
GSE pass-through certificates	91,211	2,003	(90)	93,124

Total mortgage-backed securities	1,798,907	2,117	(82,650)	1,718,374
FNMA and FHLMC preferred stock	123,495	32	(3,032)	120,495
Other securities	2,503	2	(23)	2,482

Total securities available-for-sale	$1,924,905	$2,151	$(85,705)	$1,841,351

Held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$4,346,631	$117	$(96,022)	$4,250,726
Non-GSE issuance	354,395	—	(8,296)	346,099
GSE pass-through certificates	5,737	191	(2)	5,926

Total mortgage-backed securities	4,706,763	308	(104,320)	4,602,751
Obligations of states and political subdivisions and corporate debt securities	24,190	72	—	24,262

Total securities held-to-maturity	$4,730,953	$380	$(104,320)	$4,627,013

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables set forth the estimated fair values of securities with gross unrealized losses at December 31, 2006 and 2005, segregated between securities that have been in a continuous unrealized loss position for less than twelve months at the respective dates and those that have been in a continuous unrealized loss position for twelve months or longer.

	At December 31, 2006

	Less Than Twelve Months		Twelve Months or Longer		Total

(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Available-for-sale:
REMICs and CMOs:
GSE issuance	$1,061	$(2)	$1,311,203	$(70,953)	$1,312,264	$(70,955)
Non-GSE issuance	275	(1)	47,309	(3,210)	47,584	(3,211)
GSE pass-through certificates	5,827	(30)	2,940	(61)	8,767	(91)
Other securities	—	—	592	(8)	592	(8)

Total temporarily impaired securities available-for-sale	$7,163	$(33)	$1,362,044	$(74,232)	$1,369,207	$(74,265)

Held-to-maturity:
REMICs and CMOs:
GSE issuance	$6,814	$(2)	$3,377,690	$(88,305)	$3,384,504	$(88,307)
Non-GSE issuance	—	—	273,368	(9,623)	273,368	(9,623)
GSE pass-through certificates	458	(1)	3	(1)	461	(2)
Obligations of states and political subdivisions and corporate debt securities	9,940	(56)	—	—	9,940	(56)

Total temporarily impaired securities held-to-maturity	$17,212	$(59)	$3,651,061	$(97,929)	$3,668,273	$(97,988)

	At December 31, 2005

	Less Than Twelve Months		Twelve Months or Longer		Total

(In Thousands)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Available-for-sale:
REMICs and CMOs:
GSE issuance	$107,888	$(2,377)	$1,453,323	$(76,372)	$1,561,211	$(78,749)
Non-GSE issuance	1,310	(2)	55,709	(3,809)	57,019	(3,811)
GSE pass-through certificates	7,583	(34)	2,436	(56)	10,019	(90)
FNMA and FHLMC preferred stock	120,448	(3,032)	—	—	120,448	(3,032)
Other securities	250	(1)	1,080	(22)	1,330	(23)

Total temporarily impaired securities available-for-sale	$237,479	$(5,446)	$1,512,548	$(80,259)	$1,750,027	$(85,705)

Held-to-maturity:
REMICs and CMOs:
GSE issuance	$2,630,151	$(40,881)	$1,599,067	$(55,141)	$4,229,218	$(96,022)
Non-GSE issuance	91,948	(1,049)	254,109	(7,247)	346,057	(8,296)
GSE pass-through certificates	55	(1)	45	(1)	100	(2)

Total temporarily impaired securities held-to-maturity	$2,722,154	$(41,931)	$1,853,221	$(62,389)	$4,575,375	$(104,320)

The number of securities which had an unrealized loss totaled 225 at December 31, 2006 and 228 at December 31, 2005. Of the securities in an unrealized loss position, 93.4% at December 31, 2006 and 93.6% at December 31, 2005, based on estimated fair value, are obligations of GSEs. At December 31, 2006 and 2005, substantially all of the securities in an unrealized loss position had a fixed interest rate and the cause of the temporary impairment is directly related to the change in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. Therefore, as of December 31, 2006 and 2005, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Effective January 1, 2006, we applied FASB Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP No. 115-1, which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Under FSP No. 115-1, impairment losses must be recognized in earnings for the difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. Our application of FSP No. 115-1 did not have a material impact on our financial condition or results of operations.

During the year ended December 31, 2004, we recorded a $16.5 million other-than-temporary impairment write-down on $120.0 million of FHLMC perpetual preferred securities which is included as a component of non-interest income. There were no other-than-temporary impairment write-downs recorded for the years ended December 31, 2006 and 2005.

There were no sales of securities from the available-for-sale portfolio during the years ended December 31, 2006 and 2005. During the year ended December 31, 2004, proceeds from sales of securities from the available-for-sale portfolio totaled $170.2 million resulting in gross realized gains totaling $4.7 million.

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity, excluding mortgage-backed securities, are summarized in the following table. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. In addition, issuers of certain securities have the right to call obligations with or without prepayment penalties.

	At December 31, 2006

(In Thousands)	Amortized Cost	Estimated Fair Value

Available-for-sale:
Due in one year or less	$225	$224
Due after one year through five years	550	543

Total available-for-sale	$775	$767

Held-to-maturity:
Due in one year or less	$9,996	$9,940
Due after ten years	8,197	8,197

Total held-to-maturity	$18,193	$18,137

The balance of accrued interest receivable for securities totaled $19.5 million at December 31, 2006 and $24.0 million at December 31, 2005.

As of December 31, 2006, the amortized cost of the callable securities in our portfolio totaled $124.1 million, of which $107.9 million are callable within one year and at various times thereafter.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(4) Loans Receivable

Loans receivable, net are summarized as follows:

	At December 31,

(In Thousands)	2006	2005

Mortgage loans:
One-to-four family	$10,214,146	$9,757,920
Multi-family	2,987,531	2,826,807
Commercial real estate	1,100,218	1,075,914
Construction	140,182	137,012

	14,442,077	13,797,653
Net unamortized premiums and deferred loan origination costs	90,426	82,151

Total mortgage loans, net	14,532,503	13,879,804

Consumer and other loans:
Home equity	392,141	460,064
Commercial	22,262	24,644
Other	16,387	17,796

	430,790	502,504
Net unamortized premiums and deferred loan origination costs	8,398	9,985

Total consumer and other loans, net	439,188	512,489

Total loans	14,971,691	14,392,293
Allowance for loan losses	(79,942)	(81,159)

Loans receivable, net	$14,891,749	$14,311,134

Accrued interest receivable on all loans totaled $59.2 million at December 31, 2006 and $56.2 million at December 31, 2005.

Our one-to-four family loans receivable consist primarily of adjustable rate mortgage, or ARM, loans which consist primarily of interest only hybrid and hybrid ARM loans. We do not originate negative amortization or payment option ARM loans. We currently offer interest only hybrid ARM loans, which have an initial fixed rate for three, five or seven years and convert into one year interest only ARM loans at the end of the initial fixed rate period. Our interest only ARM loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term. Our portfolio of one-to-four family interest only ARM loans totaled $6.17 billion, or 60.4% of our one-to-four family mortgage loans, at December 31, 2006 and $4.97 billion, or 50.9% of our one-to-four family mortgage loans, at December 31, 2005. We also offer hybrid ARM loans which initially have a fixed rate for three, five, seven or ten years and convert into one year ARM loans at the end of the initial fixed rate period and require the borrower to make principal and interest payments during the entire loan term. During 2005, we began originating interest only multi-family and commercial real estate loans to qualified borrowers. Multi-family and commercial real estate interest only loans differ from one-to-four family interest only loans in that the interest only period for multi-family and commercial real estate loans generally ranges from one to five years. Our portfolio of multi-family and commercial real estate interest only loans totaled $542.6 million, or 13.3% of our multi-family and commercial real estate loans, at December 31, 2006 and $372.2 million, or 9.5% of our multi-family and commercial real estate loans, at December 31, 2005, and were comprised primarily of multi-family loans.

Within our one-to-four family mortgage loan portfolio of interest only hybrid ARM loans, hybrid ARM loans and fixed rate loans, we have reduced documentation loan products. Reduced documentation loans include stated income, full asset, or SIFA, loans; stated income, stated asset, or SISA, loans; and Super Streamline Loans. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is in effect considered a “no documentation” loan. Each of these products requires the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. The loans are priced according

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

to our internal risk assessment of the loan giving consideration to the loan-to-value ratio, the potential borrower’s credit scores and various other credit criteria. SIFA loans require the verification of a potential borrower’s asset information on the loan application, but not the income information provided. Our portfolio of one-to-four family reduced documentation loans totaled $2.90 billion, or 28.4% of our one-to-four family mortgage loans, at December 31, 2006.

At December 31, 2006, $5.62 billion, or 39.0%, of our total mortgage loan portfolio was secured by properties located in New York. Excluding New York, we have a concentration of greater than 5.0% of our total mortgage loan portfolio in five states: 11.6% in New Jersey, 8.8% in Connecticut, 7.4% in Illinois, 6.8% in Virginia and 5.9% in Maryland.

Included in loans receivable were non-accrual loans totaling $58.9 million at December 31, 2006 and $64.9 million at December 31, 2005. If all non-accrual loans at December 31, 2006, 2005 and 2004 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.5 million for the year ended December 31, 2006, $3.8 million for the year ended December 31, 2005 and $1.8 million for the year ended December 31, 2004. This compares to actual payments recorded as interest income, with respect to such loans, of $1.8 million for the year ended December 31, 2006, $2.4 million for the year ended December 31, 2005 and $1.0 million for the year ended December 31, 2004. Loans delinquent 90 days or more and still accruing interest totaled $488,000 at December 31, 2006 and $176,000 at December 31, 2005. These loans are delinquent 90 days or more as to their maturity date but not their interest due.

During the year ended December 31, 2006, we sold certain non-performing loans totaling $10.1 million, primarily multi-family and one-to-four family mortgage loans. There were no sales of non-performing loans during the years ended December 31, 2005 and 2004. Non-performing loans held-for-sale totaled $150,000 at December 31, 2006 and $145,000 at December 31, 2005.

The following tables summarize information regarding our impaired mortgage loans:

	At December 31, 2006

(In Thousands)	Recorded Investment	Allowance for Loan Losses	Net Investment

One-to-four family	$11,406	$(1,009)	$10,397
Multi-family, commercial real estate and construction	19,831	(5,158)	14,673

Total impaired mortgage loans	$31,237	$(6,167)	$25,070

	At December 31, 2005

(In Thousands)	Recorded Investment	Allowance for Loan Losses	Net Investment

One-to-four family	$7,650	$(633)	$7,017
Multi-family, commercial real estate and construction	30,729	(6,245)	24,484

Total impaired mortgage loans	$38,379	$(6,878)	$$31,501

Our average recorded investment in impaired loans was $29.5 million for the year ended December 31, 2006, $21.6 million for the year ended December 31, 2005 and $12.9 million for the year ended December 31, 2004. Interest income recognized on impaired loans, which was not materially different from cash-basis interest income, amounted to $888,000 for the year ended December 31, 2006, $1.3 million for the year ended December 31, 2005 and $616,000 for the year ended December 31, 2004.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(5) Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Balance at beginning of year	$81,159	$82,758	$83,121
Provision charged to operations	—	—	—
Charge-offs (net of recoveries of $348, $506 and $524, respectively)	(1,217)	(1,599)	(363)

Balance at end of year	$79,942	$81,159	$82,758

(6) Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.36 billion at December 31, 2006 and $1.50 billion at December 31, 2005, which are not reflected in the accompanying consolidated statements of financial condition. As described in Note 1(g), effective December 1, 2005, we outsourced our mortgage loan servicing to a third party under a sub-servicing agreement.

MSR activity is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Amortized cost at beginning of year	$23,173	$26,189	$29,552
Additions	1,184	2,223	3,409
Amortization	(3,692)	(5,239)	(6,772)

Amortized cost at end of year	20,665	23,173	26,189
Valuation allowance	(4,721)	(6,671)	(9,390)

MSR, net	$15,944	$16,502	$16,799

At December 31, 2006, our MSR, net, had an estimated fair value of $16.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.02%, a weighted average constant prepayment rate on mortgages of 13.23% and a weighted average life of 5.3 years. At December 31, 2005, our MSR, net, had an estimated fair value of $16.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.07%, a weighted average constant prepayment rate on mortgages of 15.84% and a weighted average life of 4.7 years. As of December 31, 2006, estimated future MSR amortization through 2011 is as follows: $3.5 million for 2007, $3.0 million for 2008, $2.4 million for 2009, $2.0 million for 2010 and $1.7 million for 2011. Actual results will vary depending upon the level of repayments on the loans currently serviced.

Mortgage banking income, net, is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Loan servicing fees	$4,464	$5,021	$5,768
Net gain on sales of loans	2,123	3,514	3,509
Amortization of MSR	(3,692)	(5,239)	(6,772)
Recovery of valuation allowance on MSR	1,950	2,719	2,210

Total mortgage banking income, net	$4,845	$6,015	$4,715

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(7) Deposits

Deposits are summarized as follows:

	At December 31,

	2006			2005

(Dollars in Thousands)	Weighted Average Rate	Balance	Percent of Total	Weighted Average Rate	Balance	Percent of Total

Core deposits:
Savings	0.40%	$2,129,416	16.10%	0.40%	$2,510,897	19.61%
Money market	0.98	435,657	3.29	0.95	648,730	5.06
NOW	0.10	891,126	6.74	0.10	942,919	7.36
Non-interest bearing NOW and demand deposit	—	605,860	4.58	—	626,940	4.89
Liquid CDs	4.88	1,447,462	10.95	3.66	619,784	4.84

Total core deposits	1.53	5,509,521	41.66	0.74	5,349,270	41.76
Certificates of deposit	4.62	7,714,503	58.34	3.73	7,461,185	58.24

Total deposits	3.33%	$13,224,024	100.00%	2.48%	$12,810,455	100.00%

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

The aggregate amount of certificates of deposit and Liquid CDs with balances equal to or greater than $100,000 was $2.97 billion at December 31, 2006 and $2.31 billion at December 31, 2005.

Certificates of deposit and Liquid CDs at December 31, 2006 have scheduled maturities as follows:

Year	Weighted Average Rate	Balance	Percent of Total

		(In Thousands)
2007	4.69%	$6,627,977	72.34%
2008	4.46	1,412,907	15.42
2009	4.64	648,841	7.08
2010	4.77	265,248	2.90
2011	5.02	190,462	2.08
2012 and thereafter	4.24	16,530	0.18

Total	4.66%	$9,161,965	100.00%

Interest expense on deposits is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Savings	$9,362	$11,015	$11,920
Money market	5,287	7,513	6,379
Interest-bearing NOW	877	928	921
Liquid CDs	50,460	10,708	—
Certificates of deposit	318,784	251,235	218,209

Total interest expense on deposits	$384,770	$281,399	$237,429

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(8) Borrowings

Borrowings are summarized as follows:

	At December 31,

	2006		2005

(Dollars in Thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Reverse repurchase agreements	$4,480,000	3.96%	$5,780,000	3.57%
FHLB-NY advances	1,940,000	5.00	1,724,000	4.50
Other borrowings, net	416,002	7.16	433,526	7.19

Total borrowings, net	$6,836,002	4.45%	$7,937,526	3.97%

Reverse Repurchase Agreements

The outstanding reverse repurchase agreements at December 31, 2006 and 2005 had original contractual maturities between two and ten years and were secured by mortgage-backed securities. The mortgage-backed securities collateralizing these agreements had an amortized cost of $4.82 billion and an estimated fair value of $4.66 billion, including accrued interest, at December 31, 2006 and an amortized cost of $6.25 billion and an estimated fair value of $6.08 billion, including accrued interest, at December 31, 2005.

The following is a summary of information relating to reverse repurchase agreements:

	At or For the Year Ended December 31,

(Dollars in Thousands)	2006	2005	2004

Average balance during the year	$5,116,986	$6,751,096	$6,904,483
Maximum balance at any month end during the year	5,680,000	7,580,000	7,085,000
Balance outstanding at end of the year	4,480,000	5,780,000	7,080,000
Weighted average interest rate during the year	3.76%	3.54%	3.81%
Weighted average interest rate at end of the year	3.96	3.57	3.54

Reverse repurchase agreements at December 31, 2006 have contractual maturities as follows:

Year	Amount

(In Thousands)
2007	$1,750,000
2008	1,880,000
2009	350,000
2015	500,000

Total	$4,480,000

Of the $1.75 billion of reverse repurchase agreements maturing in 2007, $400.0 million are due in 30 to 90 days and $1.35 billion are due after 90 days. At December 31, 2006, $2.08 billion of reverse repurchase agreements which mature after December 31, 2007 are callable in 2007 and at various times thereafter. The $500.0 million of reverse repurchase agreements, which mature in 2015, have floating interest rates which are indexed to the three-month LIBOR and reset quarterly, convert to fixed rates during 2007 and are callable in 2007 and at various times thereafter. The remaining reverse repurchase agreements have fixed interest rates.

FHLB-NY Advances

Pursuant to a blanket collateral agreement with the FHLB-NY, advances are secured by all of our stock in the FHLB-NY, certain qualifying mortgage loans and mortgage-backed and other securities not otherwise pledged in an amount at least equal to 110% of the advances outstanding.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following is a summary of information relating to FHLB-NY advances:

	At or For the Year Ended December 31,

(Dollars in Thousands)	2006	2005	2004

Average balance during the year	$1,699,910	$1,370,701	$1,816,197
Maximum balance at any month end during the year	1,940,000	1,813,000	3,134,000
Balance outstanding at end of the year	1,940,000	1,724,000	1,934,000
Weighted average interest rate during the year	4.97%	3.64%	2.24%
Weighted average interest rate at end of the year	5.00	4.50	2.81

FHLB-NY advances at December 31, 2006 have contractual maturities as follows:

Year	Amount

(In Thousands)
2007	$665,000
2008	500,000
2009	250,000
2011	125,000
2016	400,000

Total	$1,940,000

Of the $665.0 million of FHLB-NY advances maturing in 2007, $87.0 million are due overnight and $578.0 million are due in less than 30 days. Of the $1.28 billion of FHLB-NY advances which mature after December 31, 2007, $700.0 million are callable in 2007 and at various times thereafter and $125.0 million are callable in 2008 and at various times thereafter.

At December 31, 2006, we had a 12-month commitment for overnight and one month lines of credit with the FHLB-NY totaling $300.0 million, of which $87.0 million was outstanding under the overnight line of credit. The lines of credit expire on July 31, 2007 and are renewable annually. Both lines of credit are priced at the federal funds rate plus a spread and reprice daily.

Other Borrowings

During the quarter ended December 31, 2002, we issued $250.0 million of senior unsecured notes due in 2012 bearing a fixed interest rate of 5.75%. The notes, which are designated as our 5.75% Senior Notes due 2012, Series B, are registered with the SEC. We may redeem all or part of the notes at any time at a “make-whole” redemption price, together with accrued interest to the redemption date. The carrying amount of the 5.75% senior unsecured notes was $247.9 million at December 31, 2006 and $247.5 million at December 31, 2005.

On July 3, 2001, we issued $100.0 million of senior unsecured notes. The notes, which were issued in a private placement, mature in 2008, bear a fixed interest rate of 7.67%, were placed with a limited number of institutional investors and are not registered with the SEC. The notes require annual principal payments of $20.0 million which began in 2004. The carrying amount of the 7.67% senior unsecured notes was $39.9 million at December 31, 2006 and $59.8 million at December 31, 2005.

On October 28, 1999, our finance subsidiary, Astoria Capital Trust I, issued $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, in a private placement, and $3.9 million of common securities (which are the only voting securities of Astoria Capital Trust I), which are 100% owned by Astoria Financial Corporation, and used the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities. The carrying amount of the Junior Subordinated Debentures was $128.2 million at December 31, 2006 and $126.2 million at December 31, 2005.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The terms of our other borrowings subject us to certain debt covenants. We were in compliance with these debt covenants at December 31, 2006.

Other borrowings at December 31, 2006 have contractual maturities as follows:

Year	Amount

(In Thousands)
2007	$20,000
2008	20,000
2012 and thereafter	378,866

Total	$418,866

Interest expense on borrowings is summarized as follows:

	For the Year Ended December 31,

(Dollars in Thousands)	2006	2005	2004

Reverse repurchase agreements	$195,232	$242,255	$267,527
FHLB-NY advances	85,310	50,400	41,016
Other borrowings	31,117	30,153	29,363

Total interest expense on borrowings	$311,659	$322,808	$337,906

(9) Stockholders’ Equity

On January 10, 2006, we completed our tenth stock repurchase plan, which was approved by our board of directors on May 19, 2004, and authorized the purchase, at management’s discretion, of 12,000,000 shares, or approximately 10% of our common stock then outstanding, over a two year period in open-market or privately negotiated transactions. On December 21, 2005, our board of directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. Stock repurchases under our eleventh stock repurchase plan commenced immediately following the completion of our tenth stock repurchase plan. Under these plans, during 2006, we repurchased 8,395,000 shares of our common stock at an aggregate cost of $251.2 million, of which 8,132,700 shares of our common stock, at an aggregate cost of $243.4 million, were repurchased under our eleventh stock repurchase plan.

In 1996, we adopted a Stockholders Rights Plan, or the Rights Plan, and declared a dividend of one preferred share purchase right, or Right, for each outstanding share of our common stock. We had reserved 1,800,000 shares of our Series A Junior Participating Preferred Stock, or the Series A Stock, for the Rights Plan. The Rights Plan expired on September 3, 2006. Our board of directors approved an amendment to our Certificate of Incorporation to eliminate the previous designation of 1,800,000 shares of the Series A Stock and 2,000,000 shares of Series B 12% Noncumulative Perpetual Preferred Stock, none of which were outstanding at the time of the amendment. We now have 5,000,000 shares of preferred stock, par value $1.00 per share, authorized, none of which are issued and outstanding or reserved for future issuance.

We have a dividend reinvestment and stock purchase plan, or the Plan. Pursuant to the Plan, 300,000 shares of authorized and unissued common shares are reserved for use by the Plan, should the need arise. To date, all shares required by the Plan have been acquired in open market purchases.

We are subject to the laws of the State of Delaware which generally limit dividends to an amount equal to the excess of our net assets (the amount by which total assets exceed total liabilities) over our statutory capital, or if there is no such excess, to our net profits for the current and/or immediately preceding fiscal year. Our ability to pay dividends, service our debt obligations and repurchase our common stock is dependent primarily upon receipt of dividend payments from Astoria Federal. The Office of Thrift Supervision, or OTS, regulates all capital distributions by Astoria Federal directly or indirectly to us, including dividend payments. Astoria Federal must file an application to receive the approval of the OTS for a proposed capital distribution if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year-to-date plus the retained net income for the preceding two years. Astoria Federal may not pay dividends to us if: (1) after paying those dividends, it would fail to meet applicable regulatory capital requirements; (2) the OTS notified Astoria Federal that it was in need of more than normal supervision; or (3) after making such distribution, the institution would become “undercapitalized” (as such term is used in the Federal Deposit Insurance Act). Payment

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

of dividends by Astoria Federal also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

(10) Derivative Instruments

As further discussed below, we have, at times, used derivative instruments in connection with our overall interest rate risk management strategy. We are exposed to credit risk in the event of non-performance by counterparties to derivative instruments. In the event of default by a counterparty, we would be subject to an economic loss that corresponds to the cost to replace the agreement. We control the credit risk associated with our derivative instruments by dealing only with counterparties with the highest credit ratings, establishing counterparty exposure limits and monitoring procedures.

Fair Value Hedges

At December 31, 2005, we had two interest swap agreements designated and accounted for as fair value hedges aggregating $125.0 million (notional amount) to effectively convert $125.0 million of our Junior Subordinated Debentures from a fixed to a variable rate instrument in order to protect the fair value of our Junior Subordinated Debentures due to changes in interest rates. Under these agreements, we received a fixed interest rate of 9.75% and paid a floating interest rate which was tied to the three-month LIBOR plus 400 basis points. On March 8, 2006, we terminated our outstanding interest rate swap agreements at a cost of $5.5 million, pre-tax, which was included as a component of other non-interest income. The maturity dates, call features, deferral provisions and other critical terms of these derivative instruments matched the terms of the Junior Subordinated Debentures.A $1.8 million liability was recorded at December 31, 2005 representing the fair value of the interest rate swap agreements as of that date. A corresponding adjustment was made to the carrying amount of the Junior Subordinated Debentures at December 31, 2005 to recognize the change in their fair value. See Note 8 for additional information regarding our Junior Subordinated Debentures.

Free-Standing Derivative Instruments

In connection with our mortgage banking activities, we had certain free-standing derivative instruments at December 31, 2006 and 2005. We had commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments under SFAS No. 133. The fair values of these derivative instruments are immaterial to our financial condition and results of operations.

We had interest rate cap agreements which had a total notional amount of $300.0 million and various maturity dates from July 2004 to January 2005. The agreements were used as an economic hedge against rising interest rates and subsequent increases in our cost of funds. The fair values of those agreements and changes therein were immaterial to our financial condition and results of operations in 2005 and 2004.

Cash Flow Hedges

In September 2002, in connection with our anticipated issuance of the 5.75% senior unsecured notes, we entered into an interest rate lock agreement designated and accounted for as a cash flow hedge of a forecasted transaction. The agreement was settled at the same time as the notes and the loss, net of tax, which is included in accumulated other comprehensive loss/income, is being reclassified into interest expense as a yield adjustment in the same periods in which the related interest on the 5.75% senior unsecured notes affects earnings. The remaining after-tax amount included in accumulated other comprehensive loss/income totaled $1.1 million at December 31, 2006 and $1.3 million at December 31, 2005. The after-tax amount to be reclassified into results of operations during 2007 totals $191,000. See Note 8 for additional information regarding our 5.75% senior unsecured notes.

(11) Commitments and Contingencies

Lease Commitments

At December 31, 2006, we were obligated through 2035 under various non-cancelable operating leases on buildings and land used for office space and banking purposes. These operating leases contain escalation clauses which provide for increased rental expense, based primarily on increases in real estate taxes and cost-of-living indices. Rent expense under the operating leases totaled $8.3 million for the year ended December 31, 2006, $7.8 million for the year ended December 31, 2005 and $7.5 million for the year ended December 31, 2004.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The minimum rental payments due under the terms of the non-cancelable operating leases as of December 31, 2006, which have not been reduced by minimum sublease rentals of $27.2 million due in the future under non-cancelable subleases, are summarized below:

Year		Amount

		(In Thousands)
2007		$7,445
2008		7,187
2009		5,969
2010		5,408
2011		5,124
2012	and thereafter	41,537

Total		$72,670

Outstanding Commitments

We had outstanding commitments as follows:

	At December 31,

(In Thousands)	2006	2005

Mortgage loans - commitments to extend credit (1)	$459,841	$470,388
Mortgage loans - commitments to purchase	14,659	27,256
Home equity loans - unused lines of credit	357,975	362,107
Consumer and commercial loans - unused lines of credit	68,937	70,421
Commitments to sell loans	50,632	42,870

(1)

Includes commitments to originate loans held-for-sale of $38.7 million at December 31, 2006 and $26.0 million at December 31, 2005. Excluding commitments to originate loans held-for-sale, which are fixed rate loans, substantially all of the remaining mortgage loan commitments to extend credit are for ARM loans.

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

Assets Sold with Recourse

We are obligated under various recourse provisions associated with certain first mortgage loans we sold in the secondary market. The principal balance of loans sold with recourse amounted to $475.6 million at December 31, 2006 and $596.7 million at December 31, 2005. We estimate the liability for loans sold with recourse based on an analysis of our loss experience related to similar loans sold with recourse. The carrying amount of this liability was immaterial at December 31, 2006 and 2005.

We have a collateralized repurchase obligation due to the sale of certain long-term fixed rate municipal revenue bonds to an investment trust fund for proceeds that approximated par value. The trust fund has a put option that requires us to repurchase the securities for specified amounts prior to maturity under certain specified circumstances, as defined in the agreement. The outstanding option balance on the agreement totaled $13.9 million at December 31, 2006 and $23.0 million at December 31, 2005. Various GSE mortgage-backed securities, with an amortized cost of $25.0 million and a fair value of $25.3 million at December 31, 2006, have been pledged as collateral.

Guarantees

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment or performance to the third party, we would have to perform under the guarantee. Outstanding standby letters of credit totaled $2.1 million at December 31, 2006 and $4.6 million at December 31, 2005. The fair values of these obligations were immaterial at December 31, 2006 and 2005.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Litigation

In the ordinary course of our business, we are routinely made defendant in or a party to pending or threatened legal actions or proceedings which, in some cases, seek substantial monetary damages from or other forms of relief against us. In our opinion, after consultation with legal counsel, we believe it unlikely that such actions or proceedings will have a material adverse effect on our financial condition, results of operations or liquidity.

Goodwill Litigation

We are a party to two actions against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, the U.S. Court of Federal Claims rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, reversed such award. Our time to seek reconsideration of such decision by the Court of Appeals or to seek review by the United States Supreme Court has not yet expired and we are considering our alternatives. In connection with such matter, legal expense has been recognized as it has been incurred. In the event we seek reconsideration or review of the decision of the Court of Appeals, we will incur additional legal expense.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The U.S. Court of Federal Claims, on August 22, 2006, denied the U.S. government’s motion for summary judgment related to damages. The U.S. Court of Federal Claims has scheduled the trial of this action to commence on April 19, 2007.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation.

Attorney General Inquiry

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

Our contractual arrangements with IFMG and its related entities impose on them compliance, disclosure and oversight-related obligations in connection with their sale of Alternative Investment Products to our customers at our branch locations. In this regard, we believe we are in full compliance with the Interagency Statement on Retail Sales of Nondeposit Investment Products issued by the federal bank regulatory authorities and Part 536 of the OTS Regulations regarding Consumer Protection in the Sale of Insurance. As a result of the contractual agreements we have with IFMG and its related entities, we believe we will be entitled to indemnification from IFMG, IFMG Securities, Inc. and/or IFS Agencies, Inc. should proceedings be commenced against us with respect to these matters. During the year ended December 31, 2006, in connection with our extension and renegotiation of our relationship with IFMG and its related entities, IFMG reimbursed us for $850,000 in legal fees and costs incurred by us in connection with the Attorney General’s investigation.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We have not been contacted by the SEC in connection with its investigation of or settlement with IFMG Securities, Inc. We are cooperating with the Attorney General’s inquiry. No charges of wrongdoing on our part in connection with the sale of Alternative Investment Products have been filed by the Attorney General against us. Given the current status of the inquiry, no assurance can be given as to when the inquiry may be concluded, the ultimate result of the inquiry or any potential impact on our financial condition or results of operations.

McAnaney Litigation

In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York. The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Act, or FDCA, the New York State Deceptive Practices Act, and alleging unjust enrichment and common law fraud.

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The Court further determined that class certification would be considered prior to considering summary judgment. The Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. Both we and the plaintiffs have filed motions for summary judgment, which are currently pending before the Court. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

(12) Income Taxes

Income tax expense is summarized as follows:

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Current
Federal	$78,782	$114,606	$103,276
State and local	3,121	6,103	6,688

Total current	81,903	120,709	109,964

Deferred
Federal	3,133	(1,316)	(1,899)
State and local	(1)	(951)	(1,963)

Total deferred	3,132	(2,267)	(3,862)

Total income tax expense	$85,035	$118,442	$106,102

Total income tax expense differed from the amounts computed by applying the federal income tax rate to income before income tax expense as a result of the following:

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Expected income tax expense at statutory federal rate	$90,976	$123,286	$113,974
State and local taxes, net of federal tax benefit	2,028	3,349	3,071
Tax exempt income (principally on bank owned life insurance)	(5,873)	(6,270)	(6,791)
Other, net	(2,096)	(1,923)	(4,152)

Total income tax expense	$85,035	$118,442	$106,102

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	At December 31,

(In Thousands)	2006	2005

Deferred tax assets:
Allowances and tax reserves	$21,410	$20,747
Compensation and benefits (principally pension and other postretirement benefit plans)	25,662	8,662
Net unrealized loss on securities available-for-sale	27,535	34,885
Unrealized loss on securities impairment write-down	6,895	6,895
Tax credits	—	3,129
Other	4,249	4,311

Total gross deferred tax assets	85,751	78,629

Deferred tax liabilities:
Mortgage loans (principally deferred loan origination costs)	(18,057)	(13,701)
Premises and equipment	(8,205)	(8,973)
Mortgage servicing rights	(610)	(323)

Total gross deferred tax liabilities	(26,872)	(22,997)

Net deferred tax assets (included in other assets)	$58,879	$55,632

We believe that our future results of operations and tax planning strategies will generate sufficient taxable income to enable us to realize our deferred tax assets.

Astoria Federal’s retained earnings at December 31, 2006 and 2005 include base year bad debt reserves, which amounted to approximately $159.1 million, for which no federal income tax liability has been recognized. This represents the balance of the bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that Astoria Federal (1) makes distributions in excess of current and accumulated earnings and profits, as calculated for federal income tax purposes, (2) redeems its stock, or (3) liquidates.

(13) Earnings Per Share

The following table is a reconciliation of basic and diluted EPS:

	For the Year Ended December 31,

	2006		2005		2004

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS (2)	Basic EPS	Diluted EPS (3)

Net income	$174,897	$174,897	$233,803	$233,803	$219,537	$219,537

Total weighted average basic common shares outstanding	94,755	94,755	101,476	101,476	107,931	107,931
Effect of dilutive securities: Options and unvested restricted stock	—	2,525	—	1,933	—	1,876

Total weighted average basic and diluted common shares outstanding	94,755	97,280	101,476	103,409	107,931	109,807

Net earnings per common share	$1.85	$1.80	$2.30	$2.26	$2.03	$2.00

(1)

Options to purchase 1,224,100 shares of common stock at $29.02 per share and 278,200 shares of unvested restricted stock at $30.58 per share were outstanding as of December 31, 2006, but were not included in the computation of diluted EPS because the options and unvested restricted stock were anti-dilutive for the year ended December 31, 2006.

(2)

Options to purchase 1,224,100 shares of common stock at $29.02 per share were outstanding as of December 31, 2005, but were not included in the computation of diluted EPS because the options were anti-dilutive for the year ended December 31, 2005.

(3)

Options to purchase 1,948,800 shares of common stock at $26.63 per share were outstanding as of December 31, 2004, but were not included in the computation of diluted EPS because the options were anti-dilutive for the year ended December 31, 2004.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(14) Comprehensive Income

The components of accumulated other comprehensive loss at December 31, 2006 and 2005 and the changes during the year ended December 31, 2006 are as follows:

(In Thousands)	At December 31, 2005	Other Comprehensive Income	Adjustment to Accumulated Other Comprehensive Loss Upon Adoption of SFAS No. 158	At December 31, 2006

Net unrealized loss on securities available-for-sale	$(48,096)	$10,135	$—	$(37,961)
Loss on cash flow hedge	(1,298)	191	—	(1,107)
Minimum pension liability adjustment	(142)	125	17	—
Net actuarial loss on underfunded pension plans and other postretirement benefits	—	—	(17,940)	(17,940)
Prior service cost on underfunded pension plans and other postretirement benefits	—	—	(1,322)	(1,322)

Accumulated other comprehensive loss	$(49,536)	$10,451	$(19,245)	$(58,330)

The components of other comprehensive income/loss, other than net income, for the years ended December 31, 2006, 2005 and 2004 are as follows:

(In Thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount

For the Year Ended December 31, 2006
Net unrealized holding gains on securities arising during the year	$17,485	$(7,350)	$10,135
Reclassification adjustment for loss on cash flow hedge included in net income	329	(138)	191
Minimum pension liability adjustment	216	(91)	125

Other comprehensive income	$18,030	$(7,579)	$10,451

For the Year Ended December 31, 2005
Net unrealized holding losses on securities arising during the year	$(36,374)	$15,291	$(21,083)
Reclassification adjustment for loss on cash flow hedge included in net income	330	(139)	191
Minimum pension liability adjustment	(90)	38	(52)

Other comprehensive loss	$(36,134)	$15,190	$(20,944)

For the Year Ended December 31, 2004
Net unrealized gains on securities available-for-sale:
Net unrealized holding gains on securities arising during the year	$18,755	$(7,468)	$11,287
Reclassification adjustment for net losses included in net income	11,869	(5,408)	6,461

	30,624	(12,876)	17,748
Reclassification adjustment for loss on cash flow hedge included in net income	329	(138)	191
Minimum pension liability adjustment	(73)	31	(42)

Other comprehensive income	$30,880	$(12,983)	$17,897

The components of the adjustment to accumulated other comprehensive loss upon adoption of SFAS No. 158 as of December 31, 2006, are as follows:

(In Thousands)	Before Tax Amount	Tax (Expense) Benefit	After Tax Amount

Minimum pension liability adjustment	$29	$(12)	$17
Net actuarial loss on underfunded pension plans and other postretirement benefits	(30,952)	13,012	(17,940)
Prior service cost on underfunded pension plans and other postretirement benefits	(2,281)	959	(1,322)

Total adjustment	$(33,204)	$13,959	$(19,245)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(15) Benefit Plans

Pension Plans and Other Postretirement Benefits

As discussed in Note 1(p), we adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to: (1) recognize the overfunded or underfunded status of a defined benefit postretirement plan, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of financial condition; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end statement of financial condition. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its statement of financial condition or how it determines the amount of net periodic benefit cost. The following table details the impact of our adoption of SFAS No. 158 on individual line items in our consolidated statement of financial condition at December 31, 2006.

	At December 31, 2006

(In Thousands)	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158

Other assets	$154,780	$(18,622)	$136,158
Total assets	21,573,141	(18,622)	21,554,519
Other liabilities	146,036	623	146,659
Total liabilities	20,338,142	623	20,338,765
Accumulated other comprehensive loss	39,085	19,245	58,330
Total stockholders’ equity	1,234,999	(19,245)	1,215,754

The following tables set forth information regarding our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits

	At or For the Year Ended December 31,		At or For the Year Ended December 31,

(In Thousands)	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$190,019	$176,551	$20,455	$18,678
Service cost	3,458	3,264	498	504
Interest cost	10,183	9,856	1,014	1,037
Amendments	—	1,318	—	943
Actuarial (gain) loss	(8,287)	7,863	(1,708)	569
Benefits paid	(9,251)	(8,833)	(1,135)	(1,276)

Benefit obligation at end of year	186,122	190,019	19,124	20,455

Change in plan assets:
Fair value of plan assets at beginning of year	156,435	154,071	—	—
Actual return on plan assets	17,175	10,506	—	—
Employer payments for benefits on unfunded plans	772	691	1,135	1,276
Benefits paid	(9,251)	(8,833)	(1,135)	(1,276)

Fair value of plan assets at end of year	165,131	156,435	—	—

Funded status at end of year	$(20,991)	$(33,584)	$(19,124)	$(20,455)

The underfunded pension benefits of $21.0 million and other postretirement benefits of $19.1 million at December 31, 2006 are included in other liabilities in our consolidated statement of financial condition. The components of accumulated other comprehensive loss related to pension plans and other postretirement benefits, on a pre-tax basis, at December 31, 2006 are summarized in the following table. We expect that $1.9 million in net actuarial loss and $536,000 in prior service cost will be recognized as components of net periodic cost in 2007.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In Thousands)	Pension Benefits	Other Postretirement Benefits

Net actuarial loss (gain)	$32,447	$(1,495)
Prior service cost	1,423	858

Total accumulated other comprehensive loss (income)	$33,870	$(637)

Information concerning the funded status of our defined benefit pension plans and other postretirement benefit plan and the net amounts recognized in the consolidated statement of financial condition at December 31, 2005, prior to the adoption of SFAS No. 158, is summarized below.

(In Thousands)	Pension Benefits	Other Postretirement Benefits

Funded status	$(33,584)	$(20,455)
Unrecognized net actuarial loss	48,941	213
Unrecognized prior service cost	1,791	1,026

Net amount recognized	$17,148	$(19,216)

Components of net amount recognized:
Prepaid benefit cost	$34,360	$—
Accrued benefit liability	(18,807)	(19,216)
Intangible asset	1,350	—
Accumulated other comprehensive loss (pre-tax basis)	245	—

Net amount recognized	$17,148	$(19,216)

The accumulated benefit obligation for all defined benefit pension plans was $168.7 million at December 31, 2006 and $168.6 million at December 31, 2005. The measurement date for our defined benefit pension plans and other postretirement benefit plan is December 31.

Included in the tables of pension benefits are the Astoria Federal Excess Benefit and Supplemental Benefit Plans, Astoria Federal Directors’ Retirement Plan, The Greater New York Savings Bank, or Greater, Directors’ Retirement Plan and Long Island Bancorp, Inc., or LIB, Directors’ Retirement Plan, which are unfunded plans. The projected benefit obligation and accumulated benefit obligation for these plans are as follows:

	At December 31,

(In Thousands)	2006	2005

Projected benefit obligation	$19,448	$22,304
Accumulated benefit obligation	16,829	16,226

The assumptions used to determine the benefit obligations at December 31 are as follows:

	Discount Rate		Rate of Compensation Increase

	2006	2005	2006	2005

Pension Benefit Plans:
Astoria Federal Pension Plan	5.75%	5.50%	5.10%	5.00%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	5.75	5.50	6.10	8.00
Astoria Federal Directors’ Retirement Plan	5.75	5.50	4.00	4.00
Greater Directors’ Retirement Plan	5.75	5.50	N/A	N/A
LIB Directors’ Retirement Plan	5.75	5.50	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	5.75	5.50	N/A	N/A

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net periodic cost and the related assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits

	For the Year Ended December 31,			For the Year Ended December 31,

(In Thousands)	2006	2005	2004	2006	2005	2004

Service cost	$3,458	$3,264	$3,265	$498	$504	$512
Interest cost	10,183	9,856	9,786	1,014	1,037	1,087
Expected return on plan assets	(12,156)	(11,974)	(11,648)	—	—	—
Amortization of prior service cost	368	221	161	169	41	41
Recognized net actuarial loss	3,187	2,645	2,540	—	—	—
Amortization of transition asset	—	—	(35)	—	—	—

Net periodic cost	$5,040	$4,012	$4,069	$1,681	$1,582	$1,640

Assumptions used to determine the net periodic cost:

	Discount Rate		Expected Return on Plan Assets		Rate of Compensation Increase

	2006	2005	2006	2005	2006	2005

Pension Benefit Plans:
Astoria Federal Pension Plan	5.50%	5.75%	8.00%	8.00%	5.00%	5.00%
Astoria Federal Excess Benefit and Supplemental Benefit Plans	5.50	6.00	N/A	N/A	8.00	8.00
Astoria Federal Directors’ Retirement Plan	5.50	6.00	N/A	N/A	4.00	4.00
Greater Directors’ Retirement Plan	5.50	6.00	N/A	N/A	N/A	N/A
LIB Directors’ Retirement Plan	5.50	6.00	N/A	N/A	N/A	N/A
Other Postretirement Benefit Plan:
Astoria Federal Retiree Health Care Plan	5.50	5.75	N/A	N/A	N/A	N/A

To determine the expected return on plan assets, we consider the long-term historical return information on plan assets, the mix of investments that comprise plan assets and the historical returns on indices comparable to the fund classes in which the plan invests.

The assumed health care cost trend rates are as follows:

	At December 31,

	2006	2005

Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$238	$(186)
Effect on the postretirement benefit obligation	2,156	(1,725)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The asset allocations, by asset category, for the Astoria Federal Pension Plan are as follows:

	Plan Assets At December 31,

	2006	2005

Asset Category:
Equity securities (1)	14.12%	14.53%
Other (2)	85.88	85.47

Total	100.00%	100.00%

(1)	Represents Astoria Financial Corporation common stock with a fair value of $23.3 million at December 31, 2006 and $22.7 million at December 31, 2005.

(2)	Primarily comprised of investments in various insurance company pooled separate accounts and trust company trust funds.

The overall strategy of the Astoria Federal Pension Plan Investment Policy is to have a diverse portfolio that reasonably spans established risk/return levels, preserves liquidity and provides long-term investment returns equal to or greater than the actuarial assumptions. The strategy allows for a moderate risk approach in order to achieve greater long-term asset growth. The asset mix within the various insurance company pooled separate accounts and trust company trust funds can vary but should not be more than 80% in equity securities, 50% in debt securities and 25% in liquidity funds. Within equity securities, the mix is further clarified to have ranges not to exceed 10% in any one company, 30% in any one industry, 50% in funds that mirror the S&P 500, 50% in large-cap equity securities, 20% in mid-cap equity securities, 20% in small-cap equity securities and 10% in international equities. In addition, up to 15% of total plan assets may be held in Astoria Financial Corporation common stock. However, the Astoria Federal Pension Plan will not acquire Astoria Financial Corporation common stock to the extent that, after the acquisition, such common stock would represent more than 10% of total plan assets.

We do not expect to make any contributions to the Astoria Federal Pension Plan during 2007 and no pension plan assets are expected to be returned to us.

Total benefits expected to be paid under our defined benefit pension plans and other postretirement benefit plan as of December 31, 2006, which reflect expected future service, as appropriate, are as follows:

Year	Pension Benefits	Other Postretirement Benefits

	(In Thousands)
2007	$9,503	$1,344
2008	9,633	1,248
2009	10,164	1,249
2010	10,531	1,248
2011	10,754	1,206
2012-2016	59,227	5,854

Incentive Savings Plan

Astoria Federal maintains a 401(k) incentive savings plan, or the 401(k) Plan, which provides for contributions by both Astoria Federal and its participating employees. Under the 401(k) Plan, which is a qualified, defined contribution pension plan, participants may contribute up to 15% of their pre-tax base salary, generally not to exceed $15,000 for the calendar year ended December 31, 2006. Matching contributions, if any, may be made at the discretion of Astoria Federal. No matching contributions were made for 2006, 2005 and 2004. Participants vest immediately in their own contributions and after a period of five years for Astoria Federal contributions.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Dividends paid on unallocated shares, which reduced Astoria Federal’s contribution to the ESOP, totaled $6.2 million for the year ended December 31, 2006, $5.4 million for the year ended December 31, 2005 and $4.8 million for the year ended December 31, 2004. The ESOP loans had an aggregate outstanding principal balance of $32.1 million at December 31, 2006 and $32.9 million at December 31, 2005.

Shares purchased by the ESOP are held in trust for allocation among participants as the loans are repaid. Pursuant to the loan agreements, the number of shares released annually is based upon a specified percentage of aggregate eligible payroll for our covered employees. Shares allocated to participants totaled 309,355 for the year ended December 31, 2006, 336,873 for the year ended December 31, 2005 and 337,935 for the year ended December 31, 2004. Through December 31, 2006, 8,912,644 shares have been allocated to participants. As of December 31, 2006, 6,155,918 shares which had a fair value of $185.7 million remain unallocated. In addition to shares allocated, Astoria Federal makes an annual cash contribution to participant accounts. This cash contribution, which was funded from the dividends paid on unallocated shares, totaled $2.8 million for the year ended December 31, 2006, $2.4 million for the year ended December 31, 2005 and $1.9 million for the year ended December 31, 2004, and will total not less than $1.2 million each year through 2009. Beginning in 2010, the only cash contributions Astoria Federal is required to make are to fund debt service.

We recorded compensation expense relating to the ESOP of $12.1 million for the year ended December 31, 2006, $11.6 million for the year ended December 31, 2005 and $10.6 million for the year ended December 31, 2004, which was equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the year of allocation, plus the cash contribution made to participant accounts.

(16) Stock Incentive Plans

In 2005, we adopted the 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation, or the 2005 Employee Stock Incentive Plan. In 1999, we adopted the 1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, or the 1999 Directors’ Option Plan. As a result of the adoption of these plans, all previous employee and director option plans were frozen and no further option grants were made pursuant to those plans. The number of shares reserved for option, restricted stock and/or stock appreciation right grants was 5,250,000 under the 2005 Employee Stock Incentive Plan. The number of shares reserved for option grants was 525,000 under the 1999 Directors’ Option Plan. At December 31, 2006, remaining shares available for issuance of future grants totaled 3,550,872 under the 2005 Employee Stock Incentive Plan and 69,000 under the 1999 Directors’ Option Plan. In general, option and restricted stock grants occur annually in December for employees upon approval by our board of directors on the date of their regular monthly meeting and in January for outside directors.

Options and restricted stock granted in 2005, under the 2005 Employee Stock Incentive Plan, vest approximately three years after the grant date. Restricted stock granted in 2006, under the 2005 Employee Stock Incentive Plan, vests approximately five years after the grant date. There were no options granted in 2006 under the 2005 Employee Stock Incentive Plan. Options granted under the 2005 Employee Stock Incentive Plan have a maximum term of seven years while options previously granted to employees under plans other than the 2005 Employee Stock Incentive Plan have a maximum term of ten years. Under the 2005 Employee Stock Incentive Plan, and as provided for in such plan, in the event the grantee terminates his/her employment due to death, disability or retirement, at or after normal retirement age as specified in such grants, or in the event we experience a change in control, as defined and specified in such plan, all options and restricted stock granted immediately vest. Under plans involving grants to outside directors, all options granted have a maximum term of ten years and are exercisable immediately on their grant date. Options granted under all plans were granted in tandem with limited stock appreciation rights exercisable only in the event we experience a change in control, as defined by the plans.

On December 22, 2005, we accelerated the vesting of all outstanding unvested options which were granted to employees on December 17, 2003 and December 15, 2004 under the 2003 Employee Option Plan. On December 22, 2005 there were 1,402,950 unvested shares under the December 17, 2003 grants with an exercise price of $24.40 per share and a vest date of January 10, 2007 and 1,897,200 unvested shares under the December 15, 2004 grants with an exercise price of $26.63 and a vest date of January 10, 2008. In total, 64 employees were affected by the accelerated vesting. The fair value of our stock on the effective date of the acceleration was $29.72 per share, therefore, these options were in-the-money at the time of the acceleration. We recognized pre-tax compensation expense in 2005 of $111,000 as a result of the accelerated vesting of these options. The purpose of the acceleration was to eliminate compensation expense associated with these options in future periods upon our adoption of SFAS No. 123(R) effective January 1, 2006. The accelerated vesting eliminated pre-tax compensation expense which would have been recognized

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

in future periods of approximately $10.4 million, including approximately $6.7 million for the year ended December 31, 2006. Subsequent to December 22, 2005, shares acquired through the exercise of options granted on December 17, 2003 or December 15, 2004 may not be sold prior to the earlier of the date the optionee terminates employment with us or the original vesting date. A number of the options which were accelerated were intended to qualify as incentive stock options when granted. The accelerated vesting disqualified most of such options from incentive stock option tax treatment. Upon the optionees’ exercise of such disqualified options, we may realize certain tax benefits that would not have otherwise been available.

Restricted stock activity in our stock incentive plans for the year ended December 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of year	196,828	$29.02
Granted	278,200	30.58

Nonvested at end of year	475,028	29.93

Option activity in our stock incentive plans for the year ended December 31, 2006 is summarized as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	11,128,700	$20.50
Granted	54,000	29.79
Exercised	(1,371,669)	(16.71)

Outstanding at end of year	9,811,031	21.08

Options exercisable at end of year	8,586,931	19.94

At December 31, 2006, options outstanding had a weighted average remaining contractual term of approximately 5.7 years and an aggregate intrinsic value of approximately $89.1 million. At December 31, 2006, options exercisable had a weighted average remaining contractual term of approximately 5.7 years and an aggregate intrinsic value of approximately $87.7 million.

The aggregate intrinsic value of options exercised totaled $17.9 million during the year ended December 31, 2006, $12.4 million during the year ended December 31, 2005 and $16.7 million during the year ended December 31, 2004. Shares issued upon the exercise of stock options are issued from treasury stock. We have an adequate number of treasury shares available for future stock option exercises.

The following table summarizes the per share weighted-average fair value of options granted.

	For the Year Ended December 31,

	2006		2005		2004

	Options Granted	Weighted Average Grant Date Fair Value	Options Granted	Weighted Average Grant Date Fair Value	Options Granted	Weighted Average Grant Date Fair Value

Employees	—		1,224,100		1,948,800
Outside directors	54,000		60,000		66,000

	54,000	$5.16	1,284,100	$4.83	2,014,800	$6.11

The per share weighted-average fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,

	2006		2005		2004

Expected dividend yield	3.22%		3.27%		2.50%
Expected stock price volatility	20.94		21.28		25.17
Risk-free interest rate based upon equivalent-term U.S. Treasury rates	4.17		4.25		3.66
Expected option term	5.00	years	4.47	years	5.97	years

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The per share weighted-average fair value of options was calculated using the above assumptions, based on our analyses of our historical experience and our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options which are not immediately exercisable and are not traded on public markets. The increase in the weighted-average expected option term from 2005 to 2006 reflects only the expected option term for outside director grants as there were no options granted to employees in 2006. The 2005 and 2004 expected option terms are weighted averages of outside director and employee expected option terms. The decrease in the weighted-average expected option term from 2004 to 2005 reflects the anticipated effect of the shorter contractual term of seven years for the 2005 employee option grants compared to ten years for the 2004 employee option grants.

As a result of our adoption of SFAS No. 123(R), our net income for the year ended December 31, 2006 was reduced by stock-based compensation expense recognized for our December 2005 option grants to employees and our January 2006 option grants to directors totaling $1.2 million, net of taxes of $903,000, or $0.01 diluted earnings per share. Total stock-based compensation expense recognized for stock options and restricted stock for the year ended December 31, 2006 totaled $2.7 million, net of taxes of $2.0 million. The following table illustrates the effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the years ended December 31, 2005 and 2004.

	For the Year Ended December 31,

(In Thousands, Except Per Share Data)	2005	2004

Net income:
As reported	$233,803	$219,537
Add: Total stock-based employee compensation expense included in net income as reported, net of related tax benefit of $69	118	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit of $8,517 and $2,681, respectively	(11,803)	(5,072)

Pro forma	$222,118	$214,465

Basic earnings per common share:
As reported	$2.30	$2.03

Pro forma	$2.19	$1.99

Diluted earnings per common share:
As reported	$2.26	$2.00

Pro forma	$2.14	$1.95

Prior to our adoption of SFAS No. 123(R), we “recognized” compensation cost for purposes of the pro forma disclosures required by SFAS No. 123 over the stated vesting period regardless of whether or not an employee was retirement-eligible. As a result of our adoption of SFAS No. 123(R), the fair value of awards of equity instruments to retirement-eligible employees on or after January 1, 2006 is recognized as compensation cost on the grant date, as the vesting conditions are considered non-substantive because, upon retirement, the award vests immediately regardless of the award’s stated vesting period. Additionally, for employees who will become retirement-eligible prior to the award’s stated vesting date, compensation cost will be recognized over the period to retirement eligibility, as it is shorter than the period to the stated vesting date. We recognized pre-tax stock-based compensation cost related to options and restricted stock awards granted to retirement-eligible employees prior to our adoption of SFAS 123(R) totaling $1.1 million for the year ended December 31, 2006. At December 31, 2006, compensation cost of approximately $2.3 million will be recognized over the remaining stated vesting period for such awards granted to retirement-eligible employees.

At December 31, 2006, pre-tax compensation cost related to all nonvested awards of options and restricted stock not yet recognized totaled $15.6 million and will be recognized over a weighted average period of approximately 3.3 years.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(17) Regulatory Matters

Federal law requires that savings associations, such as Astoria Federal, maintain minimum capital requirements. These capital standards are required to be no less stringent than standards applicable to national banks. At December 31, 2006 and 2005, Astoria Federal was in compliance with all regulatory capital requirements.

The following table sets forth the regulatory capital calculations for Astoria Federal.

	At December 31, 2006

(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%

Tangible	$321,027	1.50%	$1,415,484	6.61%	$1,094,457	5.11%
Leverage	856,072	4.00	1,415,484	6.61	559,412	2.61
Risk-based	978,819	8.00	1,498,451	12.25	519,632	4.25

	At December 31, 2005

(Dollars in Thousands)	Capital Requirement	%	Actual Capital	%	Excess Capital	%

Tangible	$331,749	1.50%	$1,444,407	6.53%	$1,112,658	5.03%
Leverage	884,665	4.00	1,444,407	6.53	559,742	2.53
Risk-based	974,327	8.00	1,525,566	12.53	551,239	4.53

Astoria Federal’s Tier I risked-based capital ratio was 11.57% at December 31, 2006 and 11.86% at December 31, 2005.

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The regulators adopted rules which require them to take action against undercapitalized institutions, based upon the five categories of capitalization which FDICIA created: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The rules adopted generally provide that an insured institution whose total risk-based capital ratio is 10% or greater, Tier 1 risk-based capital ratio is 6% or greater, leverage capital ratio is 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC shall be considered a “well capitalized” institution. As of December 31, 2006 and 2005, Astoria Federal was a “well capitalized” institution.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the carrying amounts and estimated fair values of our financial instruments.

	At December 31,

	2006		2005

(In Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Repurchase agreements	$71,694	$71,694	$182,803	$182,803
Securities available-for-sale	1,560,325	1,560,325	1,841,351	1,841,351
Securities held-to-maturity	3,779,356	3,681,514	4,730,953	4,627,013
FHLB-NY stock	153,640	153,640	145,247	145,247
Loans held-for-sale, net	16,542	16,636	23,651	23,657
Loans receivable, net	14,891,749	14,793,294	14,311,134	14,224,372
MSR, net	15,944	15,969	16,502	16,522

Financial Liabilities:
Deposits	13,224,024	13,207,401	12,810,455	12,769,948
Borrowings, net	6,836,002	6,918,742	7,937,526	8,008,328
Interest rate swaps	—	—	1,762	1,762

Methods and assumptions used to estimate fair values are as follows:

Repurchase agreements

The carrying amounts of repurchase agreements approximate fair values since all mature in one month or less.

Securities available-for-sale and held-to-maturity

Fair values of securities are based on published or securities dealers’ estimated market values.

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

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CDs are based on discounted contractual cash flows using rates which approximate the rates we offer for deposits of similar remaining maturities.

Borrowings, net

Fair values of borrowings are based on securities dealers’ estimated market values, when available, or estimated using discounted contractual cash flows using rates which approximate the rates offered for borrowings of similar remaining maturities.

Interest rate swaps

Fair values of interest rate swaps are based on securities dealers’ estimated market values.

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

Astoria Financial Corporation - Condensed Statements of Financial Condition

	At December 31,

(In Thousands)	2006	2005

Assets:
Cash	$3	$—
Repurchase agreements	71,694	182,803
Securities available-for-sale	125	127
ESOP loans receivable	32,052	32,881
Accrued interest receivable	80	104
Other assets	803	953
Investment in Astoria Federal	1,552,767	1,593,272
Investment in AF Insurance Agency, Inc.	1,330	3,565
Investment in Astoria Capital Trust I	3,929	3,929

Total assets	$1,662,783	$1,817,634

Liabilities and stockholders’ equity:
Other borrowings, net	$416,002	$433,526
Other liabilities	6,378	7,917
Amounts due to subsidiaries	24,649	25,964
Stockholders’ equity	1,215,754	1,350,227

Total liabilities and stockholders’ equity	$1,662,783	$1,817,634

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Income

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Interest income:
Repurchase agreements and other securities	$6,417	$6,130	$1,139
ESOP loans receivable	1,973	2,027	2,079

Total interest income	8,390	8,157	3,218
Interest expense on borrowings	31,117	30,153	29,363

Net interest expense	22,727	21,996	26,145

Non-interest income	(5,401)	713	1,307
Cash dividends from subsidiaries	253,000	200,000	522,470

Non-interest expense:
Compensation and benefits	3,010	2,979	1,878
Other	3,207	2,901	7,132

Total non-interest expense	6,217	5,880	9,010

Income before income taxes and equity in (overdistributed) undistributed earnings of subsidiaries	218,655	172,837	488,622
Income tax benefit	14,235	11,238	14,028

Income before equity in (overdistributed) undistributed earnings of subsidiaries	232,890	184,075	502,650
Equity in (overdistributed) undistributed earnings of subsidiaries (1)	(57,993)	49,728	(283,113)

Net income	$174,897	$233,803	$219,537

(1)	The equity in overdistributed earnings of subsidiaries for the years ended December 31, 2006 and 2004 represent dividends paid to us in excess of our subsidiaries’ 2006 and 2004 earnings.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Astoria Financial Corporation - Condensed Statements of Cash Flows

	For the Year Ended December 31,

(In Thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$174,897	$233,803	$219,537
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in overdistributed (undistributed) earnings of subsidiaries	57,993	(49,728)	283,113
Decrease (increase) in accrued interest receivable	24	(26)	(69)
Amortization of premiums and deferred costs	1,043	1,148	1,142
(Increase) decrease in other assets, net of other liabilities and amounts due to subsidiaries	(6,088)	578	434

Net cash provided by operating activities	227,869	185,775	504,157

Cash flows from investing activities:
Principal payments on ESOP loans receivable	829	915	924

Net cash provided by investing activities	829	915	924

Cash flows from financing activities:
Repayments of borrowings with original terms greater than three months	(20,000)	(20,000)	(20,000)
Common stock repurchased	(251,216)	(180,944)	(225,052)
Cash dividends paid to stockholders	(97,354)	(86,625)	(76,720)
Cash received for options exercised	22,622	16,103	18,344
Excess tax benefits from share-based payment arrangements	6,144	—	—

Net cash used in financing activities	(339,804)	(271,466)	(303,428)

Net (decrease) increase in cash and cash equivalents	(111,106)	(84,776)	201,653
Cash and cash equivalents at beginning of year	182,803	267,579	65,926

Cash and cash equivalents at end of year	$71,697	$182,803	$267,579

Supplemental disclosure:
Cash paid during the year for interest	$30,547	$29,321	$28,733

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended December 31, 2006

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$271,218	$271,189	$271,028	$273,379
Interest expense	159,672	169,873	180,361	186,523

Net interest income	111,546	101,316	90,667	86,856
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	111,546	101,316	90,667	86,856
Non-interest income	18,897	25,727	22,864	23,862

Total income	130,443	127,043	113,531	110,718
General and administrative expense	56,309	55,219	53,315	56,960

Income before income tax expense	74,134	71,824	60,216	53,758
Income tax expense	25,200	24,061	19,122	16,652

Net income	$48,934	$47,763	$41,094	$37,106

Basic earnings per common share	$0.50	$0.50	$0.44	$0.40
Diluted earnings per common share	$0.49	$0.49	$0.43	$0.39

	For the Year Ended December 31, 2005

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$273,103	$270,210	$268,973	$270,701
Interest expense	147,890	148,863	150,437	157,017

Net interest income	125,213	121,347	118,536	113,684
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	125,213	121,347	118,536	113,684
Non-interest income	24,742	22,526	28,372	26,559

Total income	149,955	143,873	146,908	140,243
General and administrative expense	60,512	57,563	57,915	52,744

Income before income tax expense	89,443	86,310	88,993	87,499
Income tax expense	29,964	28,914	29,814	29,750

Net income	$59,479	$57,396	$59,179	$57,749

Basic earnings per common share	$0.58	$0.56	$0.59	$0.58
Diluted earnings per common share	$0.57	$0.55	$0.57	$0.57

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX OF EXHIBITS

Exhibit No.	Identification of Exhibit

3.1	Certificate of Incorporation of Astoria Financial Corporation, as amended effective as of June 3, 1998 and as further amended on September 6, 2006 and September 20, 2006. (1)

3.2	Bylaws of Astoria Financial Corporation, as amended May 19, 2004. (2)

4.1	Astoria Financial Corporation Specimen Stock Certificate. (3)

4.2	Federal Stock Charter of Astoria Federal Savings and Loan Association. (4)

4.3	Bylaws of Astoria Federal Savings and Loan Association, as amended effective April 19, 2006. (5)

4.4

Indenture, dated as of October 28, 1999, between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, including as Exhibit A thereto the Form of Certificate of Exchange Junior Subordinated Debentures. (6)

4.5	Form of Certificate of Junior Subordinated Debenture. (6)

4.6	Form of Certificate of Exchange Junior Subordinated Debenture. (6)

4.7	Amended and Restated Declaration of Trust of Astoria Capital Trust I, dated as of October 28, 1999. (6)

4.8	Common Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.9	Form of Certificate Evidencing Common Securities of Astoria Capital Trust I. (6)

4.10	Form of Exchange Capital Security Certificate for Astoria Capital Trust I. (6)

4.11	Series A Capital Securities Guarantee Agreement of Astoria Financial Corporation, dated as of October 28, 1999. (6)

4.12	Form of Series B Capital Securities Guarantee Agreement of Astoria Financial Corporation. (6)

4.13	Form of Capital Security Certificate of Astoria Capital Trust I. (6)

4.14	Indenture between Astoria Financial Corporation and Wilmington Trust Company, as Debenture Trustee, dated as of October 16, 2002, relating to the Senior Notes due 2012. (7)

4.15	Form of 5.75% Senior Note due 2012, Series B. (7)

Exhibit No.	Identification of Exhibit

4.16	Astoria Financial Corporation Automatic Dividend Reinvestment and Stock Purchase Plan. (8)

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

Exhibits 10.8 through 10.44 are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) of this report.

10.8	Astoria Federal Savings and Loan Association and Astoria Financial Corporation Directors’ Retirement Plan, as amended and restated effective April 1, 2006. (5)

10.9	The Long Island Bancorp, Inc., Non-Employee Director Retirement Benefit Plan, as amended. (9)

10.10	Astoria Financial Corporation Death Benefit Plan for Outside Directors. (3)

10.11	Deferred Compensation Plan for Directors of Astoria Financial Corporation. (3)

10.12	1996 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

Exhibit No.	Identification of Exhibit

10.13	1996 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.14	1999 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.15	1999 Stock Option Plan for Outside Directors of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.16	2003 Stock Option Plan for Officers and Employees of Astoria Financial Corporation, as amended December 29, 2005. (10)

10.17	2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees of Astoria Financial Corporation. (11)

10.18

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and George L. Engelke, Jr. utilized in connection with the award dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (*)

10.19

Form of Restricted Stock Award Notice and General Terms and Conditions by and between Astoria Financial Corporation and award recipients other than George L. Engelke, Jr. utilized in connection with awards dated December 20, 2006 pursuant to the Astoria Financial Corporation 2005 Re-designated, Amended and Restated Stock Incentive Plan for Officers and Employees. (*)

10.20	Astoria Federal Savings and Loan Association Annual Incentive Plan for Select Executives. (9)

10.21	Astoria Financial Corporation Executive Officer Annual Incentive Plan, as amended. (12)

10.22	Astoria Financial Corporation Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (13)

10.23	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with George L. Engelke, Jr., dated as of January 1, 2000. (13)

10.24	Astoria Financial Corporation Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (13)

10.25	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Gerard C. Keegan, dated as of January 1, 2000. (13)

Exhibit No.	Identification of Exhibit

10.26	Astoria Financial Corporation Amended and Restated Employment Agreement with Arnold K. Greenberg dated as of January 1, 2000. (13)

10.27	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Arnold K. Greenberg, dated as of January 1, 2000. (13)

10.28	Astoria Financial Corporation Employment Agreement with Gary T. McCann, dated as of December 1, 2003. (3)

10.29	Astoria Federal Savings and Loan Association Employment Agreement with Gary T. McCann, dated as of December 1, 2003. (3)

10.30	Astoria Financial Corporation Amended and Restated Employment Agreement with Monte N. Redman dated as of January 1, 2000. (13)

10.31	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Monte N. Redman, dated as of January 1, 2000. (13)

10.32	Astoria Financial Corporation Amended and Restated Employment Agreement with Alan P. Eggleston dated as of January 1, 2000. (13)

10.33	Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Alan P. Eggleston, dated as of January 1, 2000. (13)

10.34	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Josie Callari. (13)

10.35	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert J. DeStefano. (13)

10.36	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Frank E. Fusco. (13)

10.37	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Robert T. Volk. (13)

10.38	Change of Control Severance Agreement, dated as of January 1, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Ira M. Yourman. (13)

Exhibit No.	Identification of Exhibit

10.39	Change of Control Severance Agreement, dated as of December 20, 2000, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Brian T. Edwards. (4)

10.40	Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Anthony S. DiCostanzo. (10)

10.41	Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and Thomas E. Lavery. (10)

10.42	Change of Control Severance Agreement, dated as of December 21, 2005, by and among Astoria Federal Savings and Loan Association, Astoria Financial Corporation and William J. Mannix. (10)

10.43	Retirement Medical and Dental Benefit Policy for Senior Officers. (14)

10.44	Form of Option Conversion Agreement by and between Astoria Financial Corporation and Former Officer or Director of Long Island Bancorp, Inc. dated September 30, 1998. (15)

12.1	Statement regarding computation of ratios. (*)

21.1	Subsidiaries of Astoria Financial Corporation. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certifications of Chief Executive Officer. (*)

31.2	Certifications of Chief Financial Officer. (*)

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

99.1	Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007, which will be filed with the SEC within 120 days from December 31, 2006, is incorporated herein by reference.

*

Filed herewith. Copies of exhibits will be provided to shareholders upon written request to Astoria Financial Corporation, Investor Relations Department, One Astoria Federal Plaza, Lake Success, New York 11042 at a charge of $0.10 per page. Copies are also available at no charge through the SEC website at www.sec.gov/edgar/searchedgar /webusers.htm.

(1)

Incorporated by reference to (i) Astoria Financial Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on September 10, 1998 (File Number 000-22228), (ii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 6, 2006, filed with the Securities and Exchange Commission on September 11, 2006 (File Number 001-11967) and (iii) Astoria Financial Corporation’s Current Report on Form 8-K, dated September 20, 2006, filed with the Securities and Exchange Commission on September 22, 2006 (File Number 001-11967).

(2)	Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K, dated May 19, 2004, filed with the Securities and Exchange Commission on May 19, 2004 (File Number 001-11967).

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

(5)

Incorporated by reference to Astoria Financial Corporation’s Current Report on Form 8-K dated April 18, 2006, filed with the Securities and Exchange Commission on April 19, 2006 (File Number 001-11967).

(6)	Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on February 18, 2000 (File Number 333-30792).

(7)	Incorporated by reference to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on December 6, 2002 (File Number 333-101694).

(8)	Incorporated by reference to Form 424B3 Prospectus Supplement, filed with the Securities and Exchange Commission on February 1, 2000 (File Number 033-98532).

(9)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 24, 1999 (File Number 000-22228).

(10)

Incorporated by reference to Astoria Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006 (File Number 001-11967).

(11)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed on April 11, 2005 (File Number 001-11967).

(12)	Incorporated by reference to Astoria Financial Corporation’s Schedule 14A Definitive Proxy Statement filed on April 16, 2004 (File Number 001-11967).

(13)

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

(15)

Incorporated by reference to Astoria Financial Corporation’s Registration Statement on Form S-8, dated September 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998 (File Number 333-64895).