Form 10-Q
period 2007-03-31
ASTORIA FINANCIAL CORP
filed 2007-05-08
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Large accelerated filer      X      Accelerated filer             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES                 NO      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, April 30, 2007

.01 Par Value	97,323,383

PART I -- FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Financial Condition at March 31, 2007
	and December 31, 2006	2

	Consolidated Statements of Income for the Three Months Ended
	March 31, 2007 and March 31, 2006	3

	Consolidated Statement of Changes in Stockholders' Equity for the
	Three Months Ended March 31, 2007	4

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2007 and March 31, 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	36

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures		39

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
	At	At
(In Thousands, Except Share Data)	March 31, 2007	December 31, 2006

ASSETS:
Cash and due from banks	$140,809	$134,016
Repurchase agreements	23,187	71,694
Available-for-sale securities:
Encumbered	1,212,303	1,289,045
Unencumbered	282,488	271,280
	1,494,791	1,560,325
Held-to-maturity securities, fair value of $3,516,966 and $3,681,514, respectively:
Encumbered	3,201,047	3,442,079
Unencumbered	391,889	337,277
	3,592,936	3,779,356
Federal Home Loan Bank of New York stock, at cost	147,625	153,640
Loans held-for-sale, net	26,549	16,542
Loans receivable:
Mortgage loans, net	14,679,590	14,532,503
Consumer and other loans, net	416,114	439,188
	15,095,704	14,971,691
Allowance for loan losses	(80,097)	(79,942)
Loans receivable, net	15,015,607	14,891,749
Mortgage servicing rights, net	15,434	15,944
Accrued interest receivable	77,556	78,761
Premises and equipment, net	144,216	145,231
Goodwill	185,151	185,151
Bank owned life insurance	389,646	385,952
Other assets	140,360	136,158
Total assets	$21,393,867	$21,554,519

LIABILITIES:
Deposits:
Savings	$2,084,922	$2,129,416
Money market	411,337	435,657
NOW and demand deposit	1,527,864	1,496,986
Liquid certificates of deposit	1,624,660	1,447,462
Certificates of deposit	7,773,223	7,714,503
Total deposits	13,422,006	13,224,024
Reverse repurchase agreements	4,180,000	4,480,000
Federal Home Loan Bank of New York advances	1,800,000	1,940,000
Other borrowings, net	416,172	416,002
Mortgage escrow funds	172,988	132,080
Accrued expenses and other liabilities	185,027	146,659
Total liabilities	20,176,193	20,338,765

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 97,477,001 and 98,211,827
shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	834,514	828,940
Retained earnings	1,867,104	1,856,528
Treasury stock (69,017,887 and 68,283,061 shares, at cost, respectively)	(1,413,433)	(1,390,495)
Accumulated other comprehensive loss	(49,956)	(58,330)
Unallocated common stock held by ESOP (6,064,835 and 6,155,918
shares, respectively)	(22,220)	(22,554)
Total stockholders' equity	1,217,674	1,215,754
Total liabilities and stockholders' equity	$21,393,867	$21,554,519

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Share Data)	2007	2006
Interest income:
Mortgage loans:
One-to-four family	$136,516	$124,885
Multi-family, commercial real
estate and construction	64,670	62,259
Consumer and other loans	8,194	8,847
Mortgage-backed and other securities	59,015	71,895
Federal funds sold and repurchase agreements	976	1,643
Federal Home Loan Bank of New York stock	2,598	1,689
Total interest income	271,969	271,218
Interest expense:
Deposits	110,358	82,705
Borrowings	74,084	76,967
Total interest expense	184,442	159,672
Net interest income	87,527	111,546
Provision for loan losses	-	-
Net interest income after provision for loan losses	87,527	111,546
Non-interest income:
Customer service fees	15,169	16,598
Other loan fees	1,218	810
Mortgage banking income, net	616	1,482
Income from bank owned life insurance	4,203	4,075
Other	1,391	(4,068)
Total non-interest income	22,597	18,897
Non-interest expense:
General and administrative:
Compensation and benefits	31,124	30,311
Occupancy, equipment and systems	16,521	16,808
Federal deposit insurance premiums	407	434
Advertising	1,915	1,927
Other	7,153	6,829
Total non-interest expense	57,120	56,309
Income before income tax expense	53,004	74,134
Income tax expense	17,227	25,200
Net income	$35,777	$48,934
Basic earnings per common share	$0.39	$0.50
Diluted earnings per common share	$0.38	$0.49
Dividends per common share	$0.26	$0.24
Basic weighted average common shares	91,423,546	97,306,058
Diluted weighted average common and
common equivalent shares	93,565,256	99,899,188

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2007

							Unallocated
						Accumulated	Common
			Additional			Other	Stock
		Common	Paid-in	Retained	Treasury	Comprehensive	Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2006	$1,215,754	$1,665	$828,940	$1,856,528	$(1,390,495)	$(58,330)	$(22,554)

Adjustment to retained earnings upon
adoption of EITF Issue No. 06-05 effective
January 1, 2007	(509)	-	-	(509)	-	-	-

Comprehensive income:
Net income	35,777	-	-	35,777	-	-	-
Other comprehensive income, net of tax:
Net unrealized gain on securities	8,073	-	-	-	-	8,073	-
Reclassification of prior service cost	71	-	-	-	-	71	-
Reclassification of net actuarial loss	182	-	-	-	-	182	-
Reclassification of loss on cash flow hedge	48	-	-	-	-	48	-
Comprehensive income	44,151

Common stock repurchased (1,000,000 shares)	(28,345)	-	-	-	(28,345)	-	-

Dividends on common stock ($0.26 per share)	(23,925)	-	-	(23,925)	-	-	-

Exercise of stock options and related tax
benefit (265,174 shares issued)	6,270	-	1,630	(767)	5,407	-	-

Stock-based compensation and allocation
of ESOP stock	4,278	-	3,944	-	-	-	334
Balance at March 31, 2007	$1,217,674	$1,665	$834,514	$1,867,104	$(1,413,433)	$(49,956)	$(22,220)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
(In Thousands)	2007	2006
Cash flows from operating activities:
Net income	$35,777	$48,934
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	4,200	2,787
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	1,023	1,091
Net provision for real estate losses	-	22
Depreciation and amortization	3,349	3,542
Net gain on sales of loans	(395)	(586)
Originations of loans held-for-sale	(61,994)	(52,597)
Proceeds from sales and principal repayments of loans held-for-sale	52,391	54,055
Stock-based compensation and allocation of ESOP stock	4,278	3,544
Decrease in accrued interest receivable	1,205	4,311
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	510	34
Bank owned life insurance income and insurance proceeds received, net	(4,203)	4,468
Increase in other assets	(11,088)	(2,947)
Increase in accrued expenses and other liabilities	38,979	19,963
Net cash provided by operating activities	64,032	86,621
Cash flows from investing activities:
Originations of loans receivable	(797,201)	(666,746)
Loan purchases through third parties	(96,189)	(106,138)
Principal payments on loans receivable	762,021	571,049
Proceeds from sales of non-performing loans	2,285	-
Principal payments on securities held-to-maturity	186,824	250,398
Principal payments on securities available-for-sale	79,564	78,916
Net redemptions of FHLB-NY stock	6,015	1,906
Proceeds from sales of real estate owned, net	379	160
Purchases of premises and equipment, net of proceeds from sales	(2,334)	(2,396)
Net cash provided by investing activities	141,364	127,149
Cash flows from financing activities:
Net increase in deposits	197,982	178,483
Net decrease in borrowings with original terms of three months or less	(540,000)	(241,000)
Proceeds from borrowings with original terms greater than three months	1,300,000	200,000
Repayments of borrowings with original terms greater than three months	(1,200,000)	(304,000)
Net increase in mortgage escrow funds	40,908	44,833
Common stock repurchased	(28,345)	(72,584)
Cash dividends paid to stockholders	(23,925)	(23,376)
Cash received for options exercised	4,640	9,758
Excess tax benefits from share-based payment arrangements	1,630	2,307
Net cash used in financing activities	(247,110)	(205,579)
Net (decrease) increase in cash and cash equivalents	(41,714)	8,191
Cash and cash equivalents at beginning of period	205,710	352,037
Cash and cash equivalents at end of period	$163,996	$360,228

Supplemental disclosures:
Cash paid during the period:
Interest	$177,455	$153,145
Income taxes	$893	$3,757
Additions to real estate owned	$210	$317

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

In addition to Astoria Federal and AF Insurance Agency, Inc., we have another subsidiary, Astoria Capital Trust I, which is not consolidated with Astoria Financial Corporation for financial reporting purposes in accordance with Financial Accounting Standards Board, or FASB, revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Astoria Capital Trust I was formed in 1999 for the purpose of issuing $125.0 million aggregate liquidation amount of 9.75% Capital Securities due November 1, 2029, or Capital Securities, and $3.9 million of common securities which are 100% owned by Astoria Financial Corporation, and using the proceeds to acquire Junior Subordinated Debentures issued by Astoria Financial Corporation. The Junior Subordinated Debentures total $128.9 million, have an interest rate of 9.75%, mature on November 1, 2029 and are the sole assets of Astoria Capital Trust I. The Junior Subordinated Debentures are prepayable, in whole or in part, at our option on or after November 1, 2009 at declining premiums to November 1, 2019, after which the Junior Subordinated Debentures are prepayable at par value. The Capital Securities have the same prepayment provisions as the Junior Subordinated Debentures. Astoria Financial Corporation has fully and unconditionally guaranteed the Capital Securities along with all obligations of Astoria Capital Trust I under the trust agreement relating to the Capital Securities. See Note 9 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of our 2006 Annual Report on Form 10-K for restrictions on our subsidiaries’ ability to pay dividends to us.

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2007 and December 31, 2006, our results of operations for the three months ended March 31, 2007 and 2006, changes in our stockholders’ equity for the three months ended March 31, 2007 and our cash flows for the three months ended March 31, 2007 and 2006. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2007 and December 31, 2006, and amounts of revenues and expenses in the consolidated statements of income for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2006 audited consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K.

2.    Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended March 31,
	2007		2006
	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS (1)	EPS	EPS (2)
Net income	$35,777	$35,777	$48,934	$48,934
Total weighted average basic
common shares outstanding	91,424	91,424	97,306	97,306
Effect of dilutive securities:
Options	-	2,047	-	2,582
Restricted stock	-	94	-	11
Total weighted average basic and
diluted common shares outstanding	91,424	93,565	97,306	99,899
Net earnings per common share	$0.39	$0.38	$0.50	$0.49

(1)

Options to purchase 1,314,100 shares of common stock at prices between $29.02 per share and $29.79 per share and 213,400 shares of unvested restricted stock were outstanding as of March 31, 2007, but were not included in the computation of diluted EPS because the options and unvested restricted stock were anti-dilutive for the three months ended March 31, 2007.

(2)

Options to purchase 1,278,100 shares of common stock at prices between $29.02 per share and $29.79 per share were outstanding as of March 31, 2006, but were not included in the computation of diluted EPS because the options were anti-dilutive for the three months ended March 31, 2006.

3.    Accounting for Servicing of Financial Assets

Effective January 1, 2007, we adopted Statement of Financial Accounting Standards, or SFAS, No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method, which is consistent with prior GAAP, or the fair value measurement method for subsequent measurements. Additionally, at the initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities, provided that the securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Upon our adoption of SFAS No. 156, we elected to apply the amortization method for measurements of our mortgage servicing rights, or MSR, and we did not reclassify any of our available-for-sale securities to trading securities.

The following disclosures, which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 156 in the first quarter of 2007.

Repurchase Agreements and Reverse Repurchase Agreements

We purchase securities under agreements to resell (repurchase agreements). These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. Repurchase agreements totaled $23.2 million at March 31, 2007 and $71.7 million at

December 31, 2006. We may sell, loan or otherwise dispose of such securities to other parties in the normal course of our operations. The same securities are to be resold at the maturity of the repurchase agreements. The fair value of the securities held under these agreements was $25.9 million as of March 31, 2007 and $72.6 million as of December 31, 2006. None of the securities held under repurchase agreements were sold or repledged at March 31, 2007 and December 31, 2006.

We enter into sales of securities under agreements to repurchase with selected dealers and banks (reverse repurchase agreements). Such agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in our consolidated statements of financial condition. Reverse repurchase agreements totaled $4.18 billion at March 31, 2007 and $4.48 billion at December 31, 2006. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell us the same securities at the maturities of the agreements. We retain the right of substitution of collateral throughout the terms of the agreements. The securities underlying the agreements are classified as encumbered securities in our consolidated statements of financial condition.

Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.33 billion at March 31, 2007 and $1.36 billion at December 31, 2006, which are not reflected in the accompanying consolidated statements of financial condition. We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial recognition of originated MSR is measured at fair value. The fair value of MSR is estimated by reference to quoted market prices of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

At March 31, 2007, our MSR, net, had an estimated fair value of $15.5 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 12.29% and a weighted average life of 5.5 years. At December 31, 2006, our MSR, net, had an estimated fair value of $16.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.02%, a weighted average constant prepayment rate on mortgages of 13.23% and a weighted average life of 5.3 years.

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

MSR activity is summarized as follows:
(In Thousands)
Carrying amount before valuation allowance at January 1, 2007	$20,665
Additions - servicing obligations that result from
transfers of financial assets	316
Amortization	(950)
Carrying amount before valuation allowance at March 31, 2007	20,031
Valuation allowance at January 1, 2007	(4,721)
Recovery of valuation allowance	124
Valuation allowance at March 31, 2007	(4,597)
Net carrying amount at March 31, 2007	$15,434

Mortgage banking income, net, is summarized as follows:

	For the Three Months Ended
	March 31,
(In Thousands)	2007	2006
Loan servicing fees	$1,049	$1,191
Net gain on sales of loans	393	585
Amortization of MSR	(950)	(971)
Recovery of valuation allowance on MSR	124	677
Total mortgage banking income, net	$ 616	$1,482

4.    Pension Plans and Other Postretirement Benefits

The following table sets forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
(In Thousands)	2007	2006	2007	2006
Service cost	$872	$974	$132	$150
Interest cost	2,629	2,574	274	283
Expected return on plan assets	(3,212)	(3,041)	-	-
Amortization of prior service cost	91	92	42	42
Recognized net actuarial loss	478	845	-	-
Net periodic cost	$858	$1,444	$448	$475

5.    Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no change to the net amount of assets and liabilities recognized in the statement of financial condition as a result of our adoption of FIN 48.

The following disclosures, which are generally not required in interim period financial statements, are included herein as a result of our adoption of FIN 48 in the first quarter of 2007.

We file income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. Certain of our subsidiaries also file income tax returns in various other state jurisdictions. With few exceptions, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003. The Internal Revenue Service commenced an examination of our 2005 federal income tax return in the first quarter of 2007.

At January 1, 2007, we had $9.9 million of unrecognized tax benefits, all of which would affect our effective income tax rate if recognized. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007, we had $3.5 million of such accrued interest payable. It is reasonably possible that a decrease in unrecognized tax benefits of approximately $2.4 million may occur within the next twelve months as a result of lapses in applicable statutes of limitations.

6.    Goodwill Litigation

We are a party to two actions against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, or goodwill litigation, which could result in a gain.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, the U.S. Court of Federal Claims rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The U.S. Court of Federal Claims, on August 22, 2006, denied the U.S. government’s motion for summary judgment related to damages. The trial of this action commenced on April 19, 2007 before the U.S. Court of Federal Claims.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation. Legal expense related to these two actions has been recognized as it has been incurred.

7.    Impact of Accounting Standards and Interpretations

Effective January 1, 2007, we adopted Emerging Issues Task Force, or EITF, Issue No. 06-05, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” requires that the amount that could be realized under a life insurance contract as of the date of the statement of financial condition should be reported as an asset. The EITF concluded that a policyholder should consider any additional amounts (i.e., amounts other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable beyond one year from the surrender of the policy are discounted to present value. Upon adoption of EITF Issue No. 06-05 on January 1, 2007, we recorded an adjustment of $509,000 to reduce retained earnings and our investment in Bank Owned Life Insurance, or BOLI, to discount the deferred acquisition cost component of our BOLI investment to its present value. Adoption of EITF Issue No. 06-05 had no additional effect on the carrying amount of our BOLI investment.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity (1) also adopts all of the requirements of SFAS No. 157, “Fair Value Measurements,” (2) has not yet issued financial statements for any interim period of the fiscal year of adoption, and (3) chooses early adoption within 120 days of the beginning of the fiscal year of adoption. We did not early adopt SFAS No. 159 as of January 1, 2007 and, therefore, will adopt the standard as of January 1, 2008. We do not expect our adoption of SFAS No. 159 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not expect our adoption of SFAS No. 157 to have a material impact on our financial condition or results of operations.

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

  general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry may be less favorable than we currently anticipate;

  legislative or regulatory changes may adversely affect our business;

  technological changes may be more difficult or expensive than we anticipate;

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

As the premier Long Island community bank, our goals are to enhance shareholder value while building a solid banking franchise. We focus on growing our core businesses of mortgage lending and retail banking while maintaining superior asset quality and controlling operating expenses. Additionally, we continue to provide returns to shareholders through dividends and stock repurchases. We have been successful in achieving these goals over the past several years and that trend has continued into 2007.

Despite a slowdown in the housing market, as evidenced by reports of reduced levels of new and existing home sales, increased inventories of houses on the market, stagnant to declining property values and an increase in the length of time houses remain on the market, the national and local real estate markets continued to support new and existing home sales during the three months ended March 31, 2007. In addition, as a result of adjustable rate mortgage loan repricing, refinance opportunities continue. The Federal Open Market Committee’s, or FOMC, policy of monetary tightening through seventeen consecutive Federal Funds rate increases from June 2004 through June 2006, resulted in a significant flattening of the U.S. Treasury yield curve in 2005 and its subsequent inversion by the latter half of 2006 which has continued in the first quarter of 2007. This continued pattern of interest yield curve inversion limits our growth opportunities and continues to put pressure on our net interest rate spread and net interest margin. As a result, we have continued to pursue our strategy of shrinking the balance sheet through a reduction in the securities portfolio through normal cash flow, while emphasizing deposit and loan growth.

Our total loan portfolio increased during the three months ended March 31, 2007. This increase was a result of our mortgage loan origination and purchase volume outpacing the levels of repayments during the first three months of 2007.

Total deposits increased during the three months ended March 31, 2007. This increase was primarily attributable to the growth of our Liquid CDs and our certificates of deposit resulting from the continued success of our marketing efforts and competitive pricing strategies which have focused on attracting and retaining these types of deposits, coupled with modest growth in NOW and demand deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities portfolio decreased from December 31, 2006, which is consistent with our strategy of reducing this portfolio through normal cash flow in response to the inverted U.S. Treasury yield curve. Our borrowings portfolio also decreased from December 31, 2006, primarily as a result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth.

Net income, the net interest margin and the net interest rate spread for the three months ended March 31, 2007 decreased compared to the three months ended March 31, 2006. The decrease in net income was primarily due to a decrease in net interest income, partially offset by an increase in non-interest income. The decrease in net interest income, as well as the decreases in the net interest margin and the net interest rate spread, were primarily the result of an increase in interest expense due to the cost of interest-bearing liabilities rising more rapidly than the yield on interest-earning assets. The interest rate environment, characterized by a flat-to-inverted yield curve over the past year that remained inverted in the 2007 first quarter, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our certificates of deposits, Liquid CDs and short-term borrowings. The increase in non-interest income for the three months ended March 31, 2007 was primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in March 2006, partially offset by decreases in customer service fees and mortgage banking income, net, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

The interest rate environment continues to remain very challenging, characterized by a prolonged inversion of the U.S. Treasury yield curve. We continue to expect a gradual flattening of the yield curve to occur during the latter half of 2007 and into 2008. Modest net interest margin compression may continue with a full year 2007 estimate of approximately 1.63%. We will, therefore, continue our strategy of reducing the securities portfolio while we emphasize deposit and loan growth, all of which should continue to improve the quality of both the balance sheet and earnings. We will also focus on the repurchase of our stock as a very desirable use of capital, and we expect to maintain tangible capital levels at or near 4.75%. These strategies should better position us to take advantage of more profitable asset growth opportunities when the yield curve steepens.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2006 Annual Report on Form 10-K, as supplemented by this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2006 Annual Report on Form 10-K.

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

The primary considerations in establishing specific valuation allowances are the appraised value of a loan’s underlying collateral and the loan’s payment history. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining valuation allowances.

Pursuant to our policy, loan losses are charged-off in the period the loans, or portions thereof, are deemed uncollectible. The determination of the loans on which full collectibility is not reasonably assured, the estimates of the fair value of the underlying collateral and the assessment of economic and regulatory conditions are subject to assumptions and judgments by management. Specific valuation allowances could differ materially as a result of changes in these assumptions and judgments.

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 3, 5, 10, 12 and 16-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting range of allowance percentages are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management philosophies and procedures. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data and any comments from the OTS resulting from their review of our general valuation allowance methodology during regulatory examinations. Our focus, however, is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Our evaluation of general valuation allowances is inherently subjective because, even though it is based on objective data, it is management's interpretation of that data that determines the amount of the appropriate allowance. Therefore, we annually review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances. In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

Our loss experience in 2007 has been consistent with our experience over the past several years. Our 2007 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that any material changes in our allowance coverage percentages were required. We believe our current allowance for loan losses is adequate to reflect the risks inherent in our loan portfolio.

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

For additional information regarding our allowance for loan losses, see “Provision for Loan Losses” and “Asset Quality” in this document and Part II, Item 7, “MD&A,” in our 2006 Annual Report on Form 10-K.

Valuation of MSR

MSR are amortized in proportion to and over the period of estimated net servicing income. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Impairment exists if the carrying amount of MSR exceeds the estimated fair value. The estimated fair value of MSR is obtained through independent third party valuations.

As previously discussed, the fair value of MSR is highly sensitive to changes in assumptions. Assuming an increase in interest rates of 100 basis points at March 31, 2007, the estimated fair value of our MSR would have been $3.3 million greater. Assuming a decrease in interest rates of 100 basis points at March 31, 2007, the estimated fair value of our MSR would have been $5.6 million lower.

For additional information regarding the assumptions used to value our MSR as well as the impact of changes in those assumptions, see Note 3 of Notes to Consolidated Financial Statements in Item 1. “Financial Statements (Unaudited).”

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At March 31, 2007, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

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

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at March 31, 2007, are based on published or securities dealers’ market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At March 31, 2007, we had 229 securities with an estimated fair value totaling $4.83 billion which had an unrealized loss totaling $138.1 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months. At March 31, 2007, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity. There were no other-than-temporary impairment write-downs during the three months ended March 31, 2007.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $1.03 billion for the three months ended March 31, 2007 and $900.4 million for the three months ended March 31, 2006. The net increase in loan and securities repayments was primarily the result of an increase in loan repayments for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, partially offset by a decrease in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $64.0 million during the three months ended March 31, 2007 and $86.6 million during the three months ended March 31, 2006. Deposits increased $198.0 million during the three months ended March 31, 2007 and $178.5 million during the three months ended March 31, 2006. As previously discussed, the net increases in deposits for the three months ended March 31, 2007 and 2006 are primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing efforts and competitive pricing strategies which have focused on attracting these types of deposits, coupled with a modest increase in NOW and demand deposit accounts for the three months ended March 31, 2007.

Net borrowings decreased $439.8 million during the three months ended March 31, 2007 and $343.1 million during the three months ended March 31, 2006. The decrease in net borrowings during the three months ended March 31, 2007 is a result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth. The decrease in net borrowings during the three months ended March 31, 2006 reflects our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the flat-to-inverted U.S. Treasury yield curve.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the three months ended March 31, 2007 totaled $896.0 million, of which $800.8 million were originations and $95.2 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2006 totaling $750.4 million, of which $645.3 million were originations and $105.1 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $61.3 million during the three months ended March 31, 2007 and $51.7 million during the three months ended March 31, 2006. The increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, partially offset by a decrease in multi-family and commercial real estate loan originations. We remain focused on the origination of one-to-four family, multi-family and commercial real estate loans. However, we do not believe the current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $164.0 million at March 31, 2007 and $205.7 million at December 31, 2006. At March 31, 2007, we have $1.50 billion in borrowings with a weighted average rate of 3.06% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $6.73 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.76% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at March 31, 2007.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate
Contractual Maturity:
Within twelve months	$1,495	(1)	3.06%	$6,725	4.76%
Thirteen to twenty-four months	2,200	(2)	4.91	1,664	4.66
Twenty-five to thirty-six months	700		4.87	655	4.81
Thirty-seven to forty-eight months	-		-	146	4.58
Forty-nine to sixty months	325	(3)	4.70	193	5.08
Over five years	1,679	(4)	4.95	15	4.25
Total	$6,399		4.47%	$9,398	4.75%

(1)	Includes $25.0 million of overnight and other short-term borrowings with a weighted average rate of 5.49%.
(2)	Includes $1.58 billion of borrowings, with a weighted average rate of 5.34%, which are callable by the counterparty within the next twelve months and at various times thereafter.
(3)	Callable by the counterparty within the next thirteen to twenty-four months and at various times thereafter.
(4)

Includes $700.0 million of borrowings, with a weighted average rate of 4.34%, which are callable by the counterparty within the next twelve months and at various times thereafter, and $600.0 million of borrowings, with a weighted average rate of 4.31%, which are callable by the counterparty within thirteen to twenty-four months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $1.5 million during the three months ended March 31, 2007. Our payment of dividends and repurchases of our common stock totaled $52.2 million during the three months ended March 31, 2007. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria

Financial Corporation. Astoria Federal did not pay any dividends to Astoria Financial Corporation during the three months ended March 31, 2007. On April 9, 2007, Astoria Federal paid a dividend of $39.0 million to Astoria Financial Corporation.

On March 1, 2007, we paid a quarterly cash dividend of $0.26 per share on shares of our common stock outstanding as of the close of business on February 15, 2007 totaling $23.9 million. On April 18, 2007, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on June 1, 2007 to stockholders of record as of the close of business on May 15, 2007.

On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. During the three months ended March 31, 2007, we repurchased 1,000,000 shares of our common stock, at an aggregate cost of $28.3 million. In total, as of March 31, 2007, we repurchased 9,132,700 shares of our common stock, at an aggregate cost of $271.8 million, under our eleventh stock repurchase plan. On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. Stock repurchases under our twelfth stock repurchase plan will commence immediately following the completion of our eleventh stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At March 31, 2007, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.88%, leverage capital ratio of 6.88% and total risk-based capital ratio of 12.66%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of March 31, 2007, Astoria Federal continues to be a well capitalized institution.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of our business in order to meet the financing needs of our customers and in connection with our overall interest rate risk management strategy. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In accordance with GAAP, these instruments are either not recorded in the consolidated financial statements or are recorded in amounts that differ from the notional amounts. Such instruments primarily include lending commitments and lease commitments.

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $63.0 million at March 31, 2007. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2006.

The following table details our contractual obligations at March 31, 2007.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$6,373,866	$1,470,000	$2,900,000	$325,000	$1,678,866
Commitments to originate and purchase loans (1)	538,445	538,445	-	-	-
Commitments to fund unused lines of credit (2)	427,150	427,150	-	-	-
Total	$7,339,461	$2,435,595	$2,900,000	$325,000	$1,678,866

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $34.1 million.
(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of March 31, 2007 have not changed significantly from December 31, 2006.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2006 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At March 31, 2007		At December 31, 2006
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$10,370,347	69.17%	$10,214,146	68.67%
Multi-family	2,996,632	19.98	2,987,531	20.09
Commercial real estate	1,096,590	7.31	1,100,218	7.40
Construction	123,006	0.82	140,182	0.94
Total mortgage loans	14,586,575	97.28	14,442,077	97.10
Consumer and other loans (gross):
Home equity	369,388	2.46	392,141	2.64
Commercial	23,080	0.15	22,262	0.15
Other	15,794	0.11	16,387	0.11
Total consumer and other loans	408,262	2.72	430,790	2.90
Total loans (gross)	14,994,837	100.00%	14,872,867	100.00%
Net unamortized premiums and
deferred loan costs	100,867		98,824
Total loans	15,095,704		14,971,691
Allowance for loan losses	(80,097)		(79,942)
Total loans, net	$15,015,607		$14,891,749

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At March 31, 2007		At December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE (2) issuance	$1,334,718	$1,275,596	$1,386,136	$1,315,254
Non-GSE issuance	47,831	45,153	51,111	47,905
GSE pass-through certificates	60,415	61,221	64,995	65,956
Total mortgage-backed securities	1,442,964	1,381,970	1,502,242	1,429,115
FNMA and FHLMC preferred stock	103,495	111,951	123,495	130,217
Other securities	876	870	1,001	993
Total securities available-for-sale	$1,547,335	$1,494,791	$1,626,738	$1,560,325
Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$3,304,564	$3,236,931	$3,474,662	$3,386,413
Non-GSE issuance	268,438	260,057	283,017	273,394
GSE pass-through certificates	3,069	3,151	3,484	3,570
Total mortgage-backed securities	3,576,071	3,500,139	3,761,163	3,663,377
Obligations of states and political sub-
divisions and corporate debt securities	16,865	16,827	18,193	18,137
Total securities held-to-maturity	$3,592,936	$3,516,966	$3,779,356	$3,681,514

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations
(2)	Government-sponsored enterprise

Comparison of Financial Condition as of March 31, 2007 and December 31, 2006
and Operating Results for the Three Months Ended March 31, 2007 and 2006

Financial Condition

Total assets decreased $160.7 million to $21.39 billion at March 31, 2007, from $21.55 billion at December 31, 2006, consistent with our strategy of balance sheet reduction in the inverted U.S. Treasury yield curve environment. The decrease in total assets primarily reflects a decrease in securities, partially offset by an increase in loans receivable.

Our total loan portfolio increased $124.0 million to $15.10 billion at March 31, 2007, from $14.97 billion at December 31, 2006. This increase was a result of our mortgage loan origination and purchase volume outpacing the levels of repayments during the three months ended March 31, 2007.

Mortgage loans, net, increased $147.1 million to $14.68 billion at March 31, 2007, from $14.53 billion at December 31, 2006. This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the three months ended March 31, 2007 totaled $896.0 million, of which $800.8 million were originations and $95.2 million were purchases. This compares to gross mortgage loans originated and purchased during the three months ended March 31, 2006 totaling $750.4 million, of which $645.3 million were originations and $105.1 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $61.3 million during the three months ended March 31, 2007 and $51.7 million during the three months ended March 31, 2006. As previously discussed, the increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, partially offset by a decrease in multi-family and commercial real estate loan originations resulting from the previously discussed current market pricing for such loans. Mortgage loan repayments increased to $695.9 million for the three months ended March 31, 2007, from $498.1 million for the three months ended March 31, 2006.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $156.2 million to $10.37 billion at March 31, 2007, from $10.21 billion at December 31, 2006, and represented 69.2% of our total loan portfolio at March 31, 2007. One-to-four family loan originations totaled $760.0 million for the three months ended March 31, 2007 and $522.0 million for the three months ended March 31, 2006.

Our multi-family mortgage loan portfolio increased $9.1 million to $3.00 billion at March 31, 2007, from $2.99 billion at December 31, 2006. Our commercial real estate loan portfolio decreased slightly and totaled $1.10 billion at March 31, 2007 and December 31, 2006. Multi-family and commercial real estate loan originations totaled $134.0 million for the three months ended March 31, 2007 and $217.4 million for the three months ended March 31, 2006. As previously discussed, we do not believe the current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. At March 31, 2007, the average loan balance within our combined multi-family and commercial real estate loan portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Securities decreased $252.0 million to $5.09 billion at March 31, 2007, from $5.34 billion at December 31, 2006. This decrease was primarily the result of principal payments received of $266.4 million and reflects our previously discussed strategy of reducing the securities portfolio, partially offset by a net increase of $13.9 million in the fair value of our securities available-for-sale. At March 31, 2007, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $4.95 billion at March 31, 2007 and had a weighted average current coupon of 4.28%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.5 years.

Deposits increased $198.0 million to $13.42 billion at March 31, 2007, from $13.22 billion at December 31, 2006, primarily due to increases in Liquid CDs, certificates of deposit and NOW and demand deposit accounts, partially offset by decreases in savings and money market accounts.

Liquid CDs increased $177.2 million to $1.62 billion at March 31, 2007, from $1.45 billion at December 31, 2006. Certificates of deposit increased $58.7 million to $7.77 billion at March 31, 2007, from $7.71 billion at December 31, 2006. Our Liquid CDs and certificates of deposit increased primarily as a result of the continued success of our marketing efforts and competitive pricing strategies previously discussed. NOW and demand deposit accounts increased $30.9 million since December 31, 2006 to $1.53 billion at March 31, 2007. We continue to experience intense competition for deposits. Savings accounts decreased $44.5 million since December 31, 2006 to $2.08 billion at March 31, 2007. Money market accounts decreased $24.3 million since December 31, 2006 to $411.3 million at March 31, 2007. The decreases in savings and money market accounts for the 2007 first quarter were significantly lower than the quarterly decreases we had experienced during 2006.

Total borrowings, net, decreased $439.8 million to $6.40 billion at March 31, 2007, from $6.84 billion at December 31, 2006, primarily due to a decrease in reverse repurchase agreements. The net decrease in total borrowings was primarily the result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity increased slightly and totaled $1.22 billion at March 31, 2007 and December 31, 2006. The increase in stockholders’ equity was the result of net income of $35.8 million, other comprehensive income, net of tax, of $8.4 million, which was primarily due to the net increase in the fair value of our securities available-for-sale, the effect of stock options exercised and related tax benefit of $6.3 million and stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $4.3 million. These increases were partially offset by common stock repurchased of $28.3 million and dividends declared of $23.9 million.

Results of Operations

General

Net income for the three months ended March 31, 2007 decreased $13.1 million to $35.8 million, from $48.9 million for the three months ended March 31, 2006. Diluted earnings per common share decreased to $0.38 per share for the three months ended March 31, 2007, from $0.49 per share for the three months ended March 31, 2006. Return on average assets decreased to 0.67% for the three months ended March 31, 2007, from 0.88% for the three months ended March 31, 2006. Return on average stockholders’ equity decreased to 11.81% for the three months ended March 31, 2007, from 14.77% for the three months ended March 31, 2006. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 13.93% for the three months ended March 31, 2007, from 17.17% for the three months ended March 31, 2006. The decreases in these returns were primarily due to the decrease in net income.

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

For the three months ended March 31, 2007, net interest income decreased $24.0 million to $87.5 million, from $111.5 million for the three months ended March 31, 2006. The decrease in net interest income for the three months ended March 31, 2007 was primarily the result of an increase in interest expense, due to the upward repricing of our liabilities which are more sensitive to increases in short-term interest rates than our assets. As previously discussed, the interest rate environment, characterized by a flat-to-inverted yield curve over the past year that remained inverted in the 2007 first quarter, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our certificates of deposit, Liquid CDs and short-term borrowings.

The net interest margin decreased to 1.71% for the three months ended March 31, 2007, from 2.10% for the three months ended March 31, 2006. The net interest rate spread decreased to

1.60% for the three months ended March 31, 2007, from 2.01% for the three months ended March 31, 2006. The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our short-term borrowings, Liquid CDs and certificates of deposit reprice more frequently, reflecting increases in interest rates more rapidly, than our mortgage loans and securities which have longer repricing intervals and terms. The average balance of net interest-earning assets decreased $64.3 million to $603.5 million for the three months ended March 31, 2007, from $667.8 million for the three months ended March 31, 2006.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2007 and 2006. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended March 31,
	2007				2006
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,386,038		$136,516	5.26%	$9,890,392		$124,885	5.05%
Multi-family, commercial
real estate and construction	4,228,924		64,670	6.12	4,091,568		62,259	6.09
Consumer and other loans (1)	430,961		8,194	7.61	506,184		8,847	6.99
Total loans	15,045,923		209,380	5.57	14,488,144		195,991	5.41
Mortgage-backed and
other securities (2)	5,230,750		59,015	4.51	6,428,383		71,895	4.47
Federal funds sold and
repurchase agreements	74,480		976	5.24	150,950		1,643	4.35
FHLB-NY stock	148,670		2,598	6.99	138,804		1,689	4.87
Total interest-earning assets	20,499,823		271,969	5.31	21,206,281		271,218	5.12
Goodwill	185,151				185,151
Other non-interest-earning assets	759,771				807,781
Total assets	$21,444,745				$22,199,213

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$2,099,668		2,087	0.40	$2,468,120		2,450	0.40
Money market	421,912		1,037	0.98	620,969		1,473	0.95
NOW and demand deposit	1,464,753		211	0.06	1,516,024		220	0.06
Liquid CDs	1,524,410		18,536	4.86	729,669		7,055	3.87
Total core deposits	5,510,743		21,871	1.59	5,334,782		11,198	0.84
Certificates of deposit	7,699,828		88,487	4.60	7,550,703		71,507	3.79
Total deposits	13,210,571		110,358	3.34	12,885,485		82,705	2.57
Borrowings	6,685,759		74,084	4.43	7,653,012		76,967	4.02
Total interest-bearing liabilities	19,896,330		184,442	3.71	20,538,497		159,672	3.11
Non-interest-bearing liabilities	336,204				335,757
Total liabilities	20,232,534				20,874,254
Stockholders' equity	1,212,211				1,324,959
Total liabilities and stockholders'
equity	$21,444,745				$22,199,213

Net interest income/net interest
rate spread (3)			$87,527	1.60%			$111,546	2.01%

Net interest-earning assets/net
interest margin (4)	$603,493			1.71%	$667,784			2.10%

Ratio of interest-earning assets
to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.
(2)	Securities available-for-sale are included at average amortized cost.
(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2007
	Compared to
	Three Months Ended March 31, 2006
	Increase (Decrease)
(In Thousands)	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$6,357	$5,274	$11,631
Multi-family, commercial
real estate and construction	2,102	309	2,411
Consumer and other loans	(1,392)	739	(653)
Mortgage-backed and other securities	(13,517)	637	(12,880)
Federal funds sold and repurchase agreements	(954)	287	(667)
FHLB-NY stock	127	782	909
Total	(7,277)	8,028	751
Interest-bearing liabilities:
Savings	(363)	-	(363)
Money market	(482)	46	(436)
NOW and demand deposit	(9)	-	(9)
Liquid CDs	9,297	2,184	11,481
Certificates of deposit	1,436	15,544	16,980
Borrowings	(10,278)	7,395	(2,883)
Total	(399)	25,169	24,770
Net change in net interest income	$(6,878)	$(17,141)	$(24,019)

Interest Income

Interest income for the three months ended March 31, 2007 increased $751,000 to $272.0 million, from $271.2 million for the three months ended March 31, 2006. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.31% for the three months ended March 31, 2007, from 5.12% for the three months ended March 31, 2006, substantially offset by a decrease of $706.5 million in the average balance of interest-earning assets to $20.50 billion for the three months ended March 31, 2007, from $21.21 billion for the three months ended March 31, 2006. The increase in the average yield on interest-earning assets was primarily the result of the overall increase in interest rates over the past several years. The decrease in the average balance of interest-earning assets was primarily due to a decrease in the average balance of mortgage-backed and other securities, partially offset by an increase in the average balance of mortgage loans.

Interest income on one-to-four family mortgage loans increased $11.6 million to $136.5 million for the three months ended March 31, 2007, from $124.9 million for the three months ended March 31, 2006, which was primarily the result of an increase of $495.6 million in the average balance of such loans, coupled with an increase in the average yield to 5.26% for the three months ended March 31, 2007, from 5.05% for the three months ended March 31, 2006. The increase in the average balance of one-to-four family mortgage loans is the result of the levels of originations and purchases outpacing the levels of repayments over the past year. The increase in the average yield on one-to-four family mortgage loans is primarily due to the impact of the upward repricing of our adjustable rate mortgage loans, coupled with new loan originations at higher interest rates than loan repayments.

Interest income on multi-family, commercial real estate and construction loans increased $2.4 million to $64.7 million for the three months ended March 31, 2007, from $62.3 million for the three months ended March 31, 2006, which was primarily the result of an increase of $137.4 million in the average balance of such loans, coupled with an increase in the average yield to 6.12% for the three months ended March 31, 2007, from 6.09% for the three months ended March 31, 2006. Prepayment penalties totaled $1.8 million for the three months ended March 31, 2007 and $1.9 million for the three months ended March 31, 2006. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the levels of originations which outpaced the levels of repayments.

Interest income on consumer and other loans decreased $653,000 to $8.2 million for the three months ended March 31, 2007, from $8.8 million for the three months ended March 31, 2006, primarily due to a decrease of $75.2 million in the average balance of the portfolio, partially offset by an increase in the average yield to 7.61% for the three months ended March 31, 2007, from 6.99% for the three months ended March 31, 2006. The decrease in the average balance of consumer and other loans was primarily the result of a decline in consumer demand for home equity lines of credit resulting from increases in the prime rate during the first half of 2006. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit which are adjustable rate loans which generally reset monthly and are indexed to the prime rate which increased 100 basis points during 2006. Home equity lines of credit represented 90.5% of this portfolio at March 31, 2007.

Interest income on mortgage-backed and other securities decreased $12.9 million to $59.0 million for the three months ended March 31, 2007, from $71.9 million for the three months ended March 31, 2006. This decrease was primarily the result of a decrease of $1.20 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.51% for the three months ended March 31, 2007, from 4.47% for the three months ended March 31, 2006. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities portfolio.

Interest income on federal funds sold and repurchase agreements decreased $667,000 to $976,000 for the three months ended March 31, 2007, primarily due to a decrease of $76.5 million in the average balance of the portfolio, partially offset by an increase in the average yield to 5.24% for the three months ended March 31, 2007, from 4.35% for the three months ended March 31, 2006. The increase in the average yield reflects the FOMC federal funds rate increases totaling 100 basis points during the first half of 2006. Dividend income on FHLB-NY stock increased $909,000 to $2.6 million for the three months ended March 31, 2007, primarily due to an increase in the average yield to 6.99% for the three months ended March 31, 2007, from 4.87% for the three months ended March 31, 2006, coupled with an increase of $9.9 million in the average balance of FHLB-NY stock. The increase in the average yield was the result of an increase in the dividend rate paid by the FHLB-NY.

Interest Expense

Interest expense for the three months ended March 31, 2007 increased $24.7 million to $184.4 million, from $159.7 million for the three months ended March 31, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.71% for the three months ended March 31, 2007, from 3.11% for the three months ended March 31, 2006, slightly offset by a decrease of $642.2 million in the average balance of interest-bearing liabilities to $19.90 billion for the three months ended March 31, 2007, from $20.54 billion for the three months ended March 31, 2006. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of the increase in short- and medium-term interest rates during 2006 on our certificates of deposit, Liquid CDs and borrowings. The decrease in the average balance of interest-bearing liabilities was primarily due to a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $27.7 million to $110.4 million for the three months ended March 31, 2007, from $82.7 million for the three months ended March 31, 2006, primarily due to an increase in the average cost of total deposits to 3.34% for the three months ended March 31, 2007, from 2.57% for the three months ended March 31, 2006, coupled with an increase of $325.1 million in the average balance of total deposits. As previously discussed, the increase in the average cost of total deposits was primarily due to the impact of higher interest rates on our certificates of deposit and Liquid CDs. The increase in the average balance of total deposits was primarily the result of increases in the average balances of Liquid CDs and certificates of deposit, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued competition for these type of deposits. As previously discussed, NOW and demand deposits increased during the quarter ended March 31, 2007 and the decreases in savings and money market accounts were significantly lower than the quarterly decreases we had experienced during 2006.

Interest expense on certificates of deposit increased $17.0 million to $88.5 million for the three months ended March 31, 2007, from $71.5 million for the three months ended March 31, 2006, primarily due to an increase in the average cost to 4.60% for the three months ended March 31, 2007, from 3.79% for the three months ended March 31, 2006, coupled with an increase of $149.1 million in the average balance. During the three months ended March 31, 2007, $1.55 billion of certificates of deposit, with a weighted average rate of 4.62% and a weighted average maturity at inception of sixteen months, matured and $1.52 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.92% and a weighted average maturity at inception of eleven months. Interest expense on Liquid CDs increased $11.4 million to $18.5 million for the three months ended March 31, 2007, from $7.1 million for the three months ended March 31, 2006, primarily due to an increase of $794.7 million in the average balance, coupled with an increase in the average cost to 4.86% for the three months ended March 31, 2007, from 3.87% for the three months ended March 31, 2006. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing efforts and competitive pricing strategies which focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowings for the three months ended March 31, 2007 decreased $2.9 million to $74.1 million, from $77.0 million for the three months ended March 31, 2006, resulting from a decrease of $967.3 million in the average balance, partially offset by an increase in the average cost to 4.43% for the three months ended March 31, 2007, from 4.02% for the three months ended March 31, 2006. The decrease in the average balance of borrowings was primarily the result of our strategy in 2006 of reducing both the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth. The increase in the average cost of borrowings reflects the upward repricing of medium- and long-term borrowings which matured and were refinanced over the past year, coupled with the increase in short-term interest rates from the prior year on our short-term borrowings.

Provision for Loan Losses

During the three months ended March 31, 2007 and 2006, no provision for loan losses was recorded. The allowance for loan losses totaled $80.1 million at March 31, 2007 and $79.9 million at December 31, 2006. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, charge-off experience and non-accrual and non-performing loans. The composition of our loan portfolio has remained consistent over the last several years. At March 31, 2007, our loan portfolio was comprised of 69% one-to-four family mortgage loans, 20% multi-family mortgage loans, 7% commercial real estate loans and 4% other loan categories. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. Our non-performing loans, which are comprised primarily of mortgage loans, increased $8.5 million to $67.9 million, or 0.45% of total loans, at March 31, 2007, from $59.4 million, or 0.40% of total loans, at December 31, 2006. This increase was primarily due to increases in non-performing one-to-four family mortgage loans. During the three months ended March 31, 2007, we sold $2.3 million of non-performing multi-family mortgage loans.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. During the three months ended March 31, 2007, net recoveries totaled $155,000, compared to net charge-offs of $16,000 for the three months ended March 31, 2006, representing less than one basis point of average loans outstanding during both the three months ended March 31, 2007 and 2006. As previously discussed, there has been a slow down in the housing market, particularly during the second half of 2006. We are closely monitoring the local and national real estate markets and other factors related to risks inherent in the loan portfolio. Based on our evaluation of the foregoing factors, our 2007 analyses did not indicate that a change in our allowance for loan losses at March 31, 2007 was warranted.

The allowance for loan losses as a percentage of non-performing loans decreased to 117.90% at March 31, 2007, from 134.55% at December 31, 2006, primarily due to the increase in non-performing loans from December 31, 2006 to March 31, 2007. The allowance for loan losses as a percentage of total loans was 0.53% at both March 31, 2007 and December 31, 2006. For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the three months ended March 31, 2007 increased $3.7 million to $22.6 million, from $18.9 million for the three months ended March 31, 2006. The increase in non-interest income was primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in March 2006, which was included in other non-interest income, partially offset by decreases in customer service fees and mortgage banking income, net, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

Customer service fees decreased $1.4 million to $15.2 million for the three months ended March 31, 2007, from $16.6 million for the three months ended March 31, 2006. This decrease was the result of decreases in insufficient fund fees related to transaction accounts, ATM fees and other checking charges.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $866,000 to $616,000 for the three months ended March 31, 2007, from $1.5 million for the three months ended March 31, 2006, primarily due to a decrease in the recovery of the valuation allowance for the impairment of MSR. For the three months ended March 31, 2007, we recorded a recovery of $124,000, compared to $677,000 for the three months ended March 31, 2006. The recoveries recorded for the three months ended March 31, 2007 and 2006 reflect decreases in projected loan prepayment speeds.

Non-Interest Expense

Non-interest expense increased $811,000 to $57.1 million for the three months ended March 31, 2007, from $56.3 million for the three months ended March 31, 2006, primarily due to an increase in compensation and benefits expense.

Compensation and benefits expense increased $813,000 to $31.1 million for the three months ended March 31, 2007, from $30.3 million for the three months ended March 31, 2006, primarily due to increases in salaries and stock-based compensation expense, partially offset by a decrease in the net periodic cost of pension benefits. The increase in salaries expense reflects normal performance increases over the past year. The increase in stock-based compensation expense reflects the additional expense related to restricted stock granted in December 2006. The decrease in the net periodic cost of pension benefits is primarily the result of a decrease in the amortization of the net actuarial loss.

Our percentage of general and administrative expense to average assets was 1.07% for the three months ended March 31, 2007, compared to 1.01% for the three months ended March 31, 2006, primarily due to the previously discussed decrease in average assets. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, increased to 51.87% for the three months ended March 31, 2007, from 43.17% for the three months ended March 31, 2006, primarily due to the previously discussed decrease in net interest income.

Income Tax Expense

For the three months ended March 31, 2007, income tax expense totaled $17.2 million representing an effective tax rate of 32.5%, compared to $25.2 million for the three months ended March 31, 2006, representing an effective tax rate of 34.0%. The decrease in the effective tax rate for the three months ended March 31, 2007 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of non-temporary differences, such as tax exempt income.

Asset Quality

One of our key operating objectives has been and continues to be to maintain a high level of asset quality. Our concentration on one-to-four family mortgage lending and the maintenance of sound credit standards for new loan originations have resulted in our maintaining a low level of non-performing assets relative to the size of our loan portfolio. Through a variety of strategies, including, but not limited to, aggressive collection efforts and the marketing of non-performing loans and foreclosed properties, we have been proactive in addressing problem and non-performing assets which, in turn, has helped to maintain the strength of our financial condition.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At March 31,	At December 31,
(Dollars in Thousands)	2007	2006
Non-accrual delinquent mortgage loans	$66,344	$58,110
Non-accrual delinquent consumer and other loans	1,122	818
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	473	488
Total non-performing loans	67,939	59,416
Real estate owned, net (2)	458	627
Total non-performing assets	$68,397	$60,043

Non-performing loans to total loans	0.45%	0.40%
Non-performing loans to total assets	0.32	0.28
Non-performing assets to total assets	0.32	0.28
Allowance for loan losses to non-performing loans	117.90	134.55
Allowance for loan losses to total loans	0.53	0.53

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.
(2)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

Non-performing assets increased $8.4 million to $68.4 million at March 31, 2007, from $60.0 million at December 31, 2006. Non-performing loans, the most significant component of non-performing assets, increased $8.5 million to $67.9 million at March 31, 2007, from $59.4 million at December 31, 2006. As previously discussed, these increases were primarily due to increases in non-performing one-to-four family mortgage loans. At March 31, 2007, approximately 26% of total non-performing loans are interest-only loans and 35% of total non-performing loans are reduced documentation loans. At March 31, 2007, there were no non-performing interest-only multi-family and commercial real estate loans and we do not originate reduced documentation multi-family and commercial real estate loans. During the three months ended March 31, 2007, we sold $2.3 million of non-performing multi-family mortgage loans. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans was 0.45% at March 31, 2007 and 0.40% at December 31, 2006. Our ratio of non-performing assets to total assets was 0.32% at March 31, 2007 and 0.28% at December 31, 2006.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At March 31, 2007, $17.1 million of mortgage loans classified as non-performing had missed only two payments, compared to $17.3 million at December 31, 2006. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at March 31, 2007 and 2006 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $1.2 million for the three months ended March 31, 2007 and $794,000 for the three months ended March 31, 2006. This compares to actual payments recorded as interest income, with respect to such loans, of $261,000 for the three months ended March 31, 2007 and $165,000 for the three months ended March 31, 2006.

In addition to the non-performing loans, we had $824,000 of potential problem loans at March 31, 2007, compared to $734,000 at December 31, 2006. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

	At March 31, 2007				At December 31, 2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number		Number		Number		Number
	of		of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
Mortgage loans:
One-to-four family	1	$3	178	$48,362	2	$92	159	$41,124
Multi-family	-	-	17	12,262	-	-	21	14,627
Commercial real estate	1	169	8	5,395	-	-	5	2,847
Construction	-	-	1	798	-	-	-	-
Consumer and other loans	32	652	32	1,122	38	642	33	818

Total delinquent loans	34	$824	236	$67,939	40	$734	218	$59,416

Delinquent loans to total loans		0.01%		0.45%		0.00%		0.40%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the three months ended March 31, 2007.

(In Thousands)
Balance at December 31, 2006	$79,942
Provision charged to operations	-
Charge-offs:
One-to-four family	(9)
Consumer and other loans	(108)
Total charge-offs	(117)
Recoveries:
One-to-four family	4
Commercial real estate	197
Consumer and other loans	71
Total recoveries	272
Net recoveries	155
Balance at March 31, 2007	$80,097

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. As indicated in the Gap Table, our one-year cumulative gap at March 31, 2007 was negative 16.18%. This compares to a one-year cumulative gap of negative 21.06% at December 31, 2006. The change in our one-year cumulative gap is primarily attributable to a decrease in borrowings due in one year or less at March 31, 2007, as compared to December 31, 2006, as a result of maturities during the three months ended March 31, 2007 which were repaid or refinanced with medium-term borrowings.

The Gap Table does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The Gap Table includes $1.98 billion of callable borrowings classified according to their maturity dates, primarily in the more than one year to three years category, which are callable within one year and at various times thereafter. In addition, the Gap Table includes callable securities with an amortized cost of $87.8 million classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. The classifications of callable borrowings and securities are consistent with our experience with these instruments in the current interest rate environment.

	At March 31, 2007
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$4,313,082	$5,653,912	$4,180,033	$398,197	$14,545,224
Consumer and other loans (1)	378,096	21,934	8,193	-	408,223
Repurchase agreements	23,187	-	-	-	23,187
Securities available-for-sale	85,618	671,412	630,755	163,010	1,550,795
Securities held-to-maturity	896,891	2,002,181	699,799	240	3,599,111
FHLB-NY stock	-	-	-	147,625	147,625
Total interest-earning assets	5,696,874	8,349,439	5,518,780	709,072	20,274,165
Net unamortized purchase premiums
and deferred costs (2)	29,805	33,284	25,762	2,381	91,232
Net interest-earning assets (3)	5,726,679	8,382,723	5,544,542	711,453	20,365,397
Interest-bearing liabilities:
Savings	265,874	442,950	442,950	933,148	2,084,922
Money market	182,590	112,462	112,462	3,823	411,337
NOW and demand deposit	120,499	241,010	241,010	925,345	1,527,864
Liquid CDs	1,624,660	-	-	-	1,624,660
Certificates of deposit	5,099,773	2,319,227	338,944	15,279	7,773,223
Borrowings, net	1,894,351	2,898,886	324,256	1,278,679	6,396,172
Total interest-bearing liabilities	9,187,747	6,014,535	1,459,622	3,156,274	19,818,178
Interest sensitivity gap	(3,461,068)	2,368,188	4,084,920	(2,444,821)	$547,219
Cumulative interest sensitivity gap	$(3,461,068)	$(1,092,880)	$2,992,040	$547,219

Cumulative interest sensitivity
gap as a percentage of total assets	(16.18)%	(5.11)%	13.99%	2.56%
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	62.33%	92.81%	117.96%	102.76%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.
(2)	Net unamortized purchase premiums and deferred costs are prorated.
(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2007 would decrease by approximately 7.02% from the base projection. At December 31, 2006, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have decreased by approximately 10.09% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning April 1, 2007 would increase by approximately 0.46% from the base projection. At December 31, 2006, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have increased by approximately 4.34% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning April 1, 2007 would increase by approximately $3.8 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning April 1, 2007 would decrease by approximately $8.6 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2006 Annual Report on Form 10-K.

ITEM 4.    Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Goodwill Litigation

As previously discussed, we are a party to two actions against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, which could result in a gain.

On September 15, 2005, the U.S. Court of Federal Claims rendered a decision in the LISB goodwill litigation awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the Court of Appeals reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The U.S. Court of Federal Claims, on August 22, 2006, denied the U.S. government’s motion for summary judgment related to damages. The trial of this action commenced on April 19, 2007 before the U.S. Court of Federal Claims.

The ultimate outcomes of the two actions pending against the United States and the timing of such outcomes are uncertain and there can be no assurance that we will benefit financially from such litigation. Legal expense related to these two actions has been recognized as it has been incurred.

McAnaney Litigation

In 2004, an action entitled David McAnaney and Carolyn McAnaney, individually and on behalf of all others similarly situated vs. Astoria Financial Corporation, et al. was commenced in the U.S. District Court for the Eastern District of New York, or the Court. The action, commenced as a class action, alleges that in connection with the satisfaction of certain mortgage loans made by Astoria Federal, The Long Island Savings Bank, FSB, which was acquired by Astoria Federal in 1998, and their related entities, customers were charged attorney document preparation fees, recording fees and facsimile fees allegedly in violation of the federal Truth in Lending Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Act, or FDCA, and the New York State Deceptive Practices Act, and alleging unjust enrichment and common law fraud.

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

ITEM 1A.   Risk Factors

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2006 Annual Report on Form 10-K. There has been no material change in risk factors relevant to our operations since December 31, 2006.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended March 31, 2007.

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as Part	that May Yet Be
	Shares	Price Paid	of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plans	Plans (1)
January 1, 2007 through
January 31, 2007	140,000	$29.70	140,000	1,727,300
February 1, 2007 through
February 28, 2007	340,000	$29.36	340,000	1,387,300
March 1, 2007 through
March 31, 2007	520,000	$27.32	520,000	867,300
Total	1,000,000	$28.35	1,000,000

(1)

Excludes 10,000,000 shares that may be purchased under the twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, which will commence immediately following the completion of the eleventh stock repurchase plan.

All of the shares repurchased during the three months ended March 31, 2007 were repurchased under our eleventh stock repurchase plan, approved by our Board of Directors on December 21, 2005, which authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock then outstanding, through December 31, 2007 in open-market or privately negotiated transactions.

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

Astoria Financial Corporation

Dated:	May 8, 2007	By:	/s/	Monte N. Redman
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