Form 10-Q
period 2007-06-30
ASTORIA FINANCIAL CORP
filed 2007-08-08
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2007

.01 Par Value	96,743,301

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

(In Thousands, Except Share Data)	(Unaudited) At June 30, 2007	At December 31, 2006

ASSETS:
Cash and due from banks	$162,409	$134,016
Repurchase agreements	44,482	71,694
Available-for-sale securities:
Encumbered	1,229,068	1,289,045
Unencumbered	167,854	271,280

	1,396,922	1,560,325
Held-to-maturity securities, fair value of $3,274,832 and $3,681,514, respectively:
Encumbered	3,336,873	3,442,079
Unencumbered	53,840	337,277

	3,390,713	3,779,356
Federal Home Loan Bank of New York stock, at cost	155,601	153,640
Loans held-for-sale, net	20,772	16,542
Loans receivable:
Mortgage loans, net	15,188,465	14,532,503
Consumer and other loans, net	393,840	439,188

	15,582,305	14,971,691
Allowance for loan losses	(79,399)	(79,942)

Loans receivable, net	15,502,906	14,891,749
Mortgage servicing rights, net	15,354	15,944
Accrued interest receivable	78,161	78,761
Premises and equipment, net	142,977	145,231
Goodwill	185,151	185,151
Bank owned life insurance	393,933	385,952
Other assets	160,490	136,158

Total assets	$21,649,871	$21,554,519

LIABILITIES:
Deposits:
Savings	$2,025,132	$2,129,416
Money market	377,455	435,657
NOW and demand deposit	1,489,624	1,496,986
Liquid certificates of deposit	1,664,176	1,447,462
Certificates of deposit	7,891,469	7,714,503

Total deposits	13,447,856	13,224,024
Reverse repurchase agreements	4,280,000	4,480,000
Federal Home Loan Bank of New York advances	2,002,000	1,940,000
Other borrowings, net	416,342	416,002
Mortgage escrow funds	151,733	132,080
Accrued expenses and other liabilities	156,908	146,659

Total liabilities	20,454,839	20,338,765

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $.01 par value (200,000,000 shares authorized; 166,494,888 shares issued; and 96,851,570 and 98,211,827 shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	838,791	828,940
Retained earnings	1,877,237	1,856,528
Treasury stock (69,643,318 and 68,283,061 shares, at cost, respectively)	(1,430,864)	(1,390,495)
Accumulated other comprehensive loss	(69,947)	(58,330)
Unallocated common stock held by ESOP (5,963,755 and 6,155,918 shares, respectively)	(21,850)	(22,554)

Total stockholders’ equity	1,195,032	1,215,754

Total liabilities and stockholders’ equity	$21,649,871	$21,554,519

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands, Except Share Data)	2007	2006	2007	2006

Interest income:
Mortgage loans:
One-to-four family	$141,568	$125,606	$278,084	$250,491
Multi-family, commercial real estate and construction	64,438	63,986	129,108	126,245
Consumer and other loans	7,812	8,972	16,006	17,819
Mortgage-backed and other securities	55,885	68,532	114,900	140,427
Federal funds sold and repurchase agreements	499	2,296	1,475	3,939
Federal Home Loan Bank of New York stock	2,749	1,797	5,347	3,486

Total interest income	272,951	271,189	544,920	542,407

Interest expense:
Deposits	114,096	90,549	224,454	173,254
Borrowings	75,964	79,324	150,048	156,291

Total interest expense	190,060	169,873	374,502	329,545

Net interest income	82,891	101,316	170,418	212,862
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	82,891	101,316	170,418	212,862

Non-interest income:
Customer service fees	16,159	16,440	31,328	33,038
Other loan fees	1,110	962	2,328	1,772
Mortgage banking income, net	1,224	2,147	1,840	3,629
Income from bank owned life insurance	4,287	4,031	8,490	8,106
Other	3,500	2,147	4,891	(1,921)

Total non-interest income	26,280	25,727	48,877	44,624

Non-interest expense:
General and administrative:
Compensation and benefits	30,046	28,528	61,170	58,839
Occupancy, equipment and systems	16,494	16,297	33,015	33,105
Federal deposit insurance premiums	407	415	814	849
Advertising	1,977	1,902	3,892	3,829
Other	9,783	8,077	16,936	14,906

Total non-interest expense	58,707	55,219	115,827	111,528

Income before income tax expense	50,464	71,824	103,468	145,958
Income tax expense	16,400	24,061	33,627	49,261

Net income	$34,064	$47,763	$69,841	$96,697

Basic earnings per common share	$0.38	$0.50	$0.77	$1.00

Diluted earnings per common share	$0.37	$0.49	$0.75	$0.98

Dividends per common share	$0.26	$0.24	$0.52	$0.48

Basic weighted average common shares	90,704,749	95,477,528	91,062,161	96,386,742
Diluted weighted average common and common equivalent shares	92,166,978	98,059,723	92,864,131	98,974,405

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2007

(In Thousands, Except Share Data)	Total	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Unallocated Common Stock Held by ESOP

Balance at December 31, 2006	$1,215,754	$1,665	$828,940	$1,856,528	$(1,390,495)	$(58,330)	$(22,554)

Adjustment to retained earnings upon adoption of EITF Issue No. 06-05 effective January 1, 2007	(509)	—	—	(509)	—	—	—

Comprehensive income:
Net income	69,841	—	—	69,841	—	—	—
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	(12,238)	—	—	—	—	(12,238)	—
Reclassification of prior service cost	144	—	—	—	—	144	—
Reclassification of net actuarial loss	381	—	—	—	—	381	—
Reclassification of loss on cash flow hedge	96	—	—	—	—	96	—

Comprehensive income	58,224

Common stock repurchased (1,750,000 shares)	(48,334)	—	—	—	(48,334)	—	—

Dividends on common stock ($0.52 per share)	(47,617)	—	—	(47,617)	—	—	—

Exercise of stock options and related tax benefit (393,694 shares issued)	9,129	—	2,053	(966)	8,042	—	—

Forfeitures of restricted stock (3,951 shares)	—	—	117	(40)	(77)	—	—

Stock-based compensation and allocation of ESOP stock	8,385	—	7,681	—	—	—	704

Balance at June 30, 2007	$1,195,032	$1,665	$838,791	$1,877,237	$(1,430,864)	$(69,947)	$(21,850)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,

(In Thousands)	2007	2006

Cash flows from operating activities:
Net income	$69,841	$96,697
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	9,530	6,633
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	2,048	2,241
Net provision for real estate losses	—	121
Depreciation and amortization	6,713	7,031
Net gain on sales of loans	(994)	(1,210)
Originations of loans held-for-sale	(130,647)	(119,764)
Proceeds from sales and principal repayments of loans held-for-sale	127,419	128,076
Stock-based compensation and allocation of ESOP stock	8,385	6,871
Decrease in accrued interest receivable	600	3,345
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	590	(744)
Bank owned life insurance income and insurance proceeds received, net	(8,490)	437
Increase in other assets	(15,272)	(13,166)
Increase in accrued expenses and other liabilities	11,461	18

Net cash provided by operating activities	81,184	116,586

Cash flows from investing activities:
Originations of loans receivable	(2,033,525)	(1,359,227)
Loan purchases through third parties	(233,522)	(172,178)
Principal payments on loans receivable	1,636,196	1,281,578
Proceeds from sales of non-performing loans	5,608	—
Purchases of securities available-for-sale	—	(25)
Principal payments on securities held-to-maturity	389,353	507,726
Principal payments on securities available-for-sale	143,059	160,144
Net (purchases) redemptions of FHLB-NY stock	(1,961)	7,892
Proceeds from sales of real estate owned, net	585	289
Purchases of premises and equipment, net of proceeds from sales	(4,459)	(4,048)

Net cash (used in) provided by investing activities	(98,666)	422,151

Cash flows from financing activities:
Net increase in deposits	223,832	281,777
Net decrease in borrowings with original terms of three months or less	(438,000)	(233,000)
Proceeds from borrowings with original terms greater than three months	2,100,000	200,000
Repayments of borrowings with original terms greater than three months	(1,800,000)	(704,000)
Net increase in mortgage escrow funds	19,653	18,127
Common stock repurchased	(48,334)	(140,317)
Cash dividends paid to stockholders	(47,617)	(46,382)
Cash received for options exercised	7,076	16,518
Excess tax benefits from share-based payment arrangements	2,053	4,403

Net cash provided by (used in) financing activities	18,663	(602,874)

Net increase (decrease) in cash and cash equivalents	1,181	(64,137)

Cash and cash equivalents at beginning of period	205,710	352,037

Cash and cash equivalents at end of period	$206,891	$287,900

Supplemental disclosures:
Cash paid during the period:
Interest	$371,117	$328,227

Income taxes	$35,379	$49,733

Additions to real estate owned	$1,883	$415

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2007 and December 31, 2006, our results of operations for the three and six months ended June 30, 2007 and 2006, changes in our stockholders’ equity for the six months ended June 30, 2007 and our cash flows for the six months ended June 30, 2007 and 2006. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of June 30, 2007 and December 31, 2006, and amounts of revenues and expenses in the consolidated statements of income for the three and six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2006 audited consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended June 30,

	2007		2006

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (1)	Basic EPS	Diluted EPS (2)

Net income	$34,064	$34,064	$47,763	$47,763

Total weighted average basic common shares outstanding	90,705	90,705	95,478	95,478
Effect of dilutive securities:
Options	—	1,346	—	2,552
Restricted stock	—	116	—	30

Total weighted average basic and diluted common shares outstanding	90,705	92,167	95,478	98,060

Net earnings per common share	$0.38	$0.37	$0.50	$0.49

	For the Six Months Ended June 30,

	2007		2006

(In Thousands, Except Per Share Data)	Basic EPS	Diluted EPS (3)	Basic EPS	Diluted EPS (2)

Net income	$69,841	$69,841	$96,697	$96,697

Total weighted average basic common shares outstanding	91,062	91,062	96,387	96,387
Effect of dilutive securities:
Options	—	1,697	—	2,567
Restricted stock	—	105	—	20

Total weighted average basic and diluted common shares outstanding	91,062	92,864	96,387	98,974

Net earnings per common share	$0.77	$0.75	$1.00	$0.98

(1)

Options to purchase 3,179,650 shares of common stock were outstanding for the three months ended June 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(2)

Options to purchase 1,224,100 shares of common stock were outstanding for the three and six months ended June 30, 2006, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(3)

Options to purchase 2,245,308 shares of common stock and 106,700 shares of unvested restricted stock were outstanding for the six months ended June 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

3. Accounting for Servicing of Financial Assets

Effective January 1, 2007, we adopted Statement of Financial Accounting Standards, or SFAS, No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method, which is consistent with prior GAAP, or the fair value measurement method for subsequent measurements. Additionally, at the initial adoption, SFAS No. 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-

sale securities, provided that the securities are identified in some manner as offsetting the entity’s exposure to changes in the fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Upon our adoption of SFAS No. 156, we elected to apply the amortization method for measurements of our mortgage servicing rights, or MSR, and we did not reclassify any of our available-for-sale securities to trading securities.

The following disclosures, which are generally not required in interim period financial statements, are included herein as a result of our adoption of SFAS No. 156 in the first quarter of 2007.

Repurchase Agreements and Reverse Repurchase Agreements

We purchase securities under agreements to resell (repurchase agreements). These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. Repurchase agreements totaled $44.5 million at June 30, 2007 and $71.7 million at December 31, 2006. We may sell, loan or otherwise dispose of such securities to other parties in the normal course of our operations. The same securities are to be resold at the maturity of the repurchase agreements. The fair value of the securities held under these agreements was $46.1 million as of June 30, 2007 and $72.6 million as of December 31, 2006. None of the securities held under repurchase agreements were sold or repledged at June 30, 2007 and December 31, 2006.

We enter into sales of securities under agreements to repurchase with selected dealers and banks (reverse repurchase agreements). Such agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in our consolidated statements of financial condition. Reverse repurchase agreements totaled $4.28 billion at June 30, 2007 and $4.48 billion at December 31, 2006. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell us the same securities at the maturities of the agreements. We retain the right of substitution of collateral throughout the terms of the agreements. The securities underlying the agreements are classified as encumbered securities in our consolidated statements of financial condition.

Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.31 billion at June 30, 2007 and $1.36 billion at December 31, 2006, which are not reflected in the accompanying consolidated statements of financial condition. We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial recognition of originated MSR is measured at fair value. The fair value of MSR is estimated by reference to quoted market prices of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

At June 30, 2007, our MSR, net, had an estimated fair value of $15.4 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 12.72% and a weighted average life of 5.5 years. At December 31, 2006, our MSR, net, had an estimated fair value of $16.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.02%, a weighted average constant prepayment rate on mortgages of 13.23% and a weighted average life of 5.3 years.

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

MSR activity is summarized as follows:

(In Thousands)

Carrying amount before valuation allowance at January 1, 2007	$20,665
Additions - servicing obligations that result from transfers of financial assets	617
Amortization	(1,861)

Carrying amount before valuation allowance at June 30, 2007	19,421

Valuation allowance at January 1, 2007	(4,721)
Recovery of valuation allowance	654

Valuation allowance at June 30, 2007	(4,067)

Net carrying amount at June 30, 2007	$15,354

Mortgage banking income, net, is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands)	2007	2006	2007	2006

Loan servicing fees	$1,018	$1,128	$2,067	$2,319
Net gain on sales of loans	587	607	980	1,192
Amortization of MSR	(911)	(911)	(1,861)	(1,882)
Recovery of valuation allowance on MSR	530	1,323	654	2,000

Total mortgage banking income, net	$1,224	$2,147	$1,840	$3,629

4. Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

	Pension Benefits		Other Postretirement Benefits

	For the Three Months Ended June 30,		For the Three Months Ended June 30,

(In Thousands)	2007	2006	2007	2006

Service cost	$785	$755	$100	$150
Interest cost	2,620	2,518	239	283
Expected return on plan assets	(3,212)	(3,037)	—	—
Amortization of prior service cost	93	92	42	42
Recognized net actuarial loss	478	749	(11)	—

Net periodic cost	$764	$1,077	$370	$475

	Pension Benefits		Other Postretirement Benefits

	For the Six Months Ended June 30,		For the Six Months Ended June 30,

(In Thousands)	2007	2006	2007	2006

Service cost	$1,657	$1,729	$232	$300
Interest cost	5,249	5,092	513	566
Expected return on plan assets	(6,424)	(6,078)	—	—
Amortization of prior service cost	184	184	84	84
Recognized net actuarial loss	956	1,594	(11)	—

Net periodic cost	$1,622	$2,521	$818	$950

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

At January 1, 2007, we had $9.9 million of net unrecognized tax benefits, all of which would affect our effective income tax rate if recognized. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007, we had $3.5 million of such accrued interest payable in addition to our liability for unrecognized tax benefits. During the six months ended June 30, 2007, we accrued $860,000 in interest as part of our income tax expense. It is reasonably possible that a decrease in net unrecognized tax benefits of approximately $2.4 million may occur within the next twelve months as a result of lapses in applicable statutes of limitations.

6. Goodwill Litigation

We are a party to two actions against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, or goodwill litigation, which could result in a gain.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, the U.S. Court of Federal Claims rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc, which remains pending.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The evidentiary phase of the trial in this action, which commenced on April 19, 2007 before the U.S. Court of Federal Claims, has been concluded. Post trial motions and closing arguments are expected to be concluded in the fourth quarter of 2007.

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

In June 2007, the FASB ratified a consensus reached by the EITF on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under revised SFAS No. 123, “Share-Based Payment.” The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted as of the beginning of a fiscal year for which interim or annual financial statements have not yet been issued. Retrospective application to previously issued financial statements is prohibited. We do not expect our adoption of EITF Issue No. 06-11 to have a material impact on our financial condition or results of operations.

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

Astoria Financial Corporation is a Delaware corporation organized as the unitary savings and loan association holding company of Astoria Federal. Our primary business is the operation of Astoria Federal. Astoria Federal’s principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from borrowings, operations and principal repayments on loans and securities, primarily in one-to-four family mortgage loans, multi-family mortgage loans, commercial real estate loans and mortgage-backed securities. Our results of operations are dependent primarily on our net interest income, which is the difference between the interest earned on our assets, primarily our loan and securities portfolios, and the interest paid on our deposits and borrowings. Our earnings are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

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

Despite a slowdown in the housing market, as evidenced by reports of reduced levels of new and existing home sales, increased inventories of houses on the market, stagnant to declining property values, an increase in the length of time houses remain on the market and increased mortgage delinquency levels, the national and local real estate markets continued to support new and existing home sales during the six months ended June 30, 2007. In addition, mortgage refinance opportunities continue as existing adjustable rate mortgages reprice to new rates which are generally higher than rates offered on new loans. These factors contributed to the increase in loan originations and purchases in the first six months of 2007 compared to the first six months of 2006.

The flat-to-inverted yield curve which existed throughout 2006 continued in 2007. However, during the second quarter of 2007, medium- and long-term U.S. Treasury yields increased resulting in a slightly positively sloped, although still relatively flat, U.S. Treasury yield curve. This continued pattern of a relatively flat interest yield curve limits our growth opportunities and continues to put pressure on our net interest rate spread and net interest margin. As a result, we have continued to pursue our strategy of emphasizing deposit and loan growth while reducing the securities portfolio through normal cash flow.

Our total loan portfolio increased during the six months ended June 30, 2007, primarily due to an increase in one-to-four family mortgage loans as a result of strong loan originations in 2007.

Total deposits increased during the six months ended June 30, 2007. This increase was primarily attributable to the growth of our Liquid certificates of deposit, or Liquid CDs, and our certificates of deposit resulting from the continued success of our marketing efforts and competitive pricing strategies which have focused on attracting and retaining these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Our securities portfolio decreased from December 31, 2006, which is consistent with our strategy of reducing this portfolio through normal cash flow in response to the relatively flat U.S. Treasury yield curve. Our borrowings portfolio also decreased from December 31, 2006, primarily as a result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth.

Net income, the net interest margin and the net interest rate spread for the three and six months ended June 30, 2007 decreased compared to the three and six months ended June 30, 2006. The decreases in net income were primarily due to decreases in net interest income and increases in non-interest expense, partially offset by increases in non-interest income. The decreases in net interest income, as well as the decreases in the net interest margin and the net interest rate spread, were primarily the result of increases in interest expense. The interest rate environment, characterized by a flat-to-inverted yield curve over the past year and into 2007, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our certificates of deposits, Liquid CDs and borrowings. The increases in non-interest expense were primarily due to increases in other non-interest expense and compensation and benefits expense. The increases in non-interest income were primarily due to increases in other non-interest income, partially offset by decreases in mortgage banking income, net, and, for the six months ended June 30, 2007, a decrease in customer service fees.

The operating environment has improved slightly in the last several months, but remains challenging. The yield curve, which has recently become positively sloped, still remains relatively flat, limiting profitable growth opportunities. We expect the yield curve to remain relatively flat for the remainder of 2007 and into 2008, which will result in a relatively stable net interest margin for 2007, similar to the 2007 second quarter margin. We will, therefore, continue our strategy of reducing the securities portfolio while we emphasize deposit and loan growth, all of which should continue to improve the quality of both the balance sheet and earnings. We will also focus on the repurchase of our stock as a very desirable use of capital, and we expect to maintain tangible capital levels between 4.50% and 4.75%.

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2006 Annual Report on Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2006 Annual Report on Form 10-K.

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

Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances. Our evaluation of general valuation allowances is inherently subjective because, even though it is based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance. Therefore, we annually review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances. In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

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

As previously discussed, the fair value of MSR is highly sensitive to changes in assumptions. Assuming an increase in interest rates of 100 basis points at June 30, 2007, the estimated fair value of our MSR would have been $3.0 million greater. Assuming a decrease in interest rates of 100 basis points at June 30, 2007, the estimated fair value of our MSR would have been $4.4 million lower.

For additional information regarding the assumptions used to value our MSR as well as the impact of changes in those assumptions, see Note 3 of Notes to Consolidated Financial Statements in Item 1. “Financial Statements (Unaudited).”

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At June 30, 2007, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

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

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values of our securities, which are primarily fixed rate mortgage-backed securities at June 30, 2007, are based on published or securities dealers’ market values and are affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At June 30, 2007, we had 234 securities with an estimated fair value totaling $4.59 billion which had an unrealized loss totaling $204.1 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months. Substantially all of these securities are guaranteed by a government-sponsored enterprise, or GSE, as issuer. At June 30,

2007, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity. There were no other-than-temporary impairment write-downs during the six months ended June 30, 2007.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $2.17 billion for the six months ended June 30, 2007 and $1.95 billion for the six months ended June 30, 2006. The net increase in loan and securities repayments was primarily the result of an increase in loan repayments for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, partially offset by a decrease in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $81.2 million for the six months ended June 30, 2007 and $116.6 million for the six months ended June 30, 2006. Deposits increased $223.8 million during the six months ended June 30, 2007 and $281.8 million during the six months ended June 30, 2006. As previously discussed, the net increases in deposits for the six months ended June 30, 2007 and 2006 are primarily attributable to increases in Liquid CDs and certificates of deposit as a result of the success of our marketing efforts and competitive pricing strategies which have focused on attracting these types of deposits.

Net borrowings decreased $137.7 million during the six months ended June 30, 2007 and $734.9 million during the six months ended June 30, 2006. The decrease in net borrowings during the six months ended June 30, 2007 is a result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth. The decrease in net borrowings during the six months ended June 30, 2006 reflects our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the flat U.S. Treasury yield curve during that time.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the six months ended June 30, 2007 totaled $2.28 billion, of which $2.05 billion were originations and $231.0 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2006 totaling $1.50 billion, of which $1.32 billion were originations and $170.4 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $129.9 million during the six months ended June 30, 2007 and $118.8 million during the six months ended June 30, 2006. The increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, primarily as a result of our competitive pricing, partially offset by a decrease in multi-family and commercial real estate loan originations. Although we remain focused on the origination of one-to-four family, multi-family and commercial real estate loans, we do not believe that recent market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. Additionally, as a result of the recent market pricing and the additional risks associated with these loans, we are currently only originating multi-family and commercial real estate loans in the New York metropolitan area which includes New York, New Jersey and Connecticut.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $206.9 million at June 30, 2007 and $205.7 million at December 31, 2006. At June 30, 2007, we have $1.78 billion in borrowings with a weighted average rate of 4.20% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. In addition, we have $6.90 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.76% maturing over the next twelve months. We expect to retain or replace a significant portion of such deposits based on our competitive pricing and historical experience.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at June 30, 2007.

	Borrowings			Certificates of Deposit and Liquid CDs

(Dollars in Millions)	Amount		Weighted Average Rate	Amount	Weighted Average Rate

Contractual Maturity:
Within twelve months	$1,777	(1)	4.20%	$6,896	4.76%
Thirteen to twenty-four months	1,820	(2)	4.70	1,797	4.81
Twenty-five to thirty-six months	400		4.97	513	4.64
Thirty-seven to forty-eight months	—		—	155	4.86
Forty-nine to sixty months	575	(3)	4.68	181	5.05
Over five years	2,129	(4)	4.81	14	4.26

Total	$6,701		4.62%	$9,556	4.77%

(1)	Includes $127.0 million of overnight and other short-term borrowings with a weighted average rate of 5.42%.

(2)	Includes $900.0 million of borrowings, with a weighted average rate of 5.31%, which are callable by the counterparty within the next twelve months and at various times thereafter.

(3)	Callable by the counterparty within the next thirteen to twenty-four months and at various times thereafter.

(4)

Includes $800.0 million of borrowings, with a weighted average rate of 4.24%, which are callable by the counterparty within the next twelve months and at various times thereafter, and $950.0 million of borrowings, with a weighted average rate of 4.36%, which are callable by the counterparty within thirteen to twenty-four months and at various times thereafter.

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

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid interest on its debt obligations totaling $14.8 million during the six months ended June 30, 2007. Our payment of dividends and repurchases of our common stock totaled $96.0 million during the six months ended June 30, 2007. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the six months ended June 30, 2007, Astoria Federal paid dividends to Astoria Financial Corporation totaling $76.0 million.

On June 1, 2007, we paid a quarterly cash dividend of $0.26 per share on shares of our common stock outstanding as of the close of business on May 15, 2007 totaling $23.7 million. On July 18, 2007, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on September 4, 2007 to stockholders of record as of the close of business on August 15, 2007.

On December 21, 2005, our Board of Directors approved our eleventh stock repurchase plan authorizing the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. During the six months ended June 30, 2007, we repurchased 1,750,000 shares of our common stock, at an aggregate cost of $48.3 million. In total, as of June 30, 2007, we repurchased 9,882,700 shares of our common stock, at an aggregate cost of $291.8 million, under our eleventh stock repurchase plan. On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. Stock repurchases under our twelfth stock repurchase plan will commence immediately following the completion of our eleventh stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At June 30, 2007, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.65%, leverage capital ratio of 6.65% and total risk-based capital ratio of 12.19%. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00%. As of June 30, 2007, Astoria Federal continues to be a well capitalized institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $50.2 million at June 30, 2007. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2006.

The following table details our contractual obligations at June 30, 2007.

	Payments due by period

(In Thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Contractual Obligations:
Borrowings with original terms greater than three months	$6,573,866	$1,650,000	$2,220,000	$575,000	$2,128,866
Commitments to originate and purchase loans (1)	446,298	446,298	—	—	—
Commitments to fund unused lines of credit (2)	414,287	414,287	—	—	—

Total	$7,434,451	$2,510,585	$2,220,000	$575,000	$2,128,866

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $33.0 million.

(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of June 30, 2007 have not changed significantly from December 31, 2006.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2006 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At June 30, 2007		At December 31, 2006

(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans (gross):
One-to-four family	$10,909,568	70.49%	$10,214,146	68.67%
Multi-family	3,000,813	19.39	2,987,531	20.09
Commercial real estate	1,065,066	6.88	1,100,218	7.40
Construction	113,893	0.74	140,182	0.94

Total mortgage loans	15,089,340	97.50	14,442,077	97.10

Consumer and other loans (gross):
Home equity	348,586	2.25	392,141	2.64
Commercial	22,443	0.15	22,262	0.15
Other	15,551	0.10	16,387	0.11

Total consumer and other loans	386,580	2.50	430,790	2.90

Total loans (gross)	15,475,920	100.00%	14,872,867	100.00%
Net unamortized premiums and deferred loan costs	106,385		98,824

Total loans	15,582,305		14,971,691
Allowance for loan losses	(79,399)		(79,942)

Total loans, net	$15,502,906		$14,891,749

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At June 30, 2007		At December 31, 2006

(In Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,277,460	$1,193,571	$1,386,136	$1,315,254
Non-GSE issuance	45,194	42,363	51,111	47,905
GSE pass-through certificates	57,021	57,613	64,995	65,956

Total mortgage-backed securities	1,379,675	1,293,547	1,502,242	1,429,115
FHLMC and FNMA preferred stock	103,495	102,503	123,495	130,217
Other securities	876	872	1,001	993

Total securities available-for-sale	$1,484,046	$1,396,922	$1,626,738	$1,560,325

Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$3,118,614	$3,011,590	$3,474,662	$3,386,413
Non-GSE issuance	252,705	243,816	283,017	273,394
GSE pass-through certificates	2,627	2,686	3,484	3,570

Total mortgage-backed securities	3,373,946	3,258,092	3,761,163	3,663,377
Obligations of states and political sub-divisions and corporate debt securities	16,767	16,740	18,193	18,137

Total securities held-to-maturity	$3,390,713	$3,274,832	$3,779,356	$3,681,514

(1)	Real estate mortgage investment conduits and collateralized mortgage obligations

Comparison of Financial Condition as of June 30, 2007 and December 31, 2006 and Operating Results for the Three and Six Months Ended June 30, 2007 and 2006

Financial Condition

Total assets increased $95.4 million to $21.65 billion at June 30, 2007, from $21.55 billion at December 31, 2006. The increase in total assets primarily reflects an increase in loans receivable, substantially offset by a decrease in securities.

Our total loan portfolio increased $610.6 million to $15.58 billion at June 30, 2007, from $14.97 billion at December 31, 2006. This increase was primarily the result of an increase in our mortgage loan portfolio. Mortgage loans, net, increased $656.0 million to $15.19 billion at June 30, 2007, from $14.53 billion at December 31, 2006. This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the six months ended June 30, 2007 totaled $2.28 billion, of which $2.05 billion were originations and $231.0 million were purchases. This compares to gross mortgage loans originated and purchased during the six months ended June 30, 2006 totaling $1.50 billion, of which $1.32 billion were originations and $170.4 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $129.9 million during the six months ended June 30, 2007 and $118.8 million during the six months ended June 30, 2006. As previously discussed, the increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, partially offset by a decrease in multi-family and commercial real estate loan originations. Mortgage loan repayments increased to $1.51 billion for the six months ended June 30, 2007, from $1.13 billion for the six months ended June 30, 2006.

Our mortgage loan portfolio, as well as our originations and purchases, continues to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $695.4 million to $10.91 billion at June 30, 2007, from $10.21 billion at December 31, 2006, and represented 70.5% of our total loan portfolio at June 30, 2007. One-to-four family loan originations totaled $2.02 billion for the six months ended June 30, 2007 and $1.08 billion for the six months ended June 30, 2006. The increase in one-to-four family loan originations is primarily attributable to our competitive pricing during the six months ended June 30, 2007 as a result of our emphasis on loan growth.

Our multi-family mortgage loan portfolio increased $13.3 million to $3.00 billion at June 30, 2007, from $2.99 billion at December 31, 2006. Our commercial real estate loan portfolio decreased $35.2 million to $1.07 billion at June 30, 2007, from $1.10 billion at December 31, 2006. Multi-family and commercial real estate loan originations totaled $253.9 million for the six months ended June 30, 2007 and $401.1 million for the six months ended June 30, 2006. As previously discussed, we do not believe that recent market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. At June 30, 2007, the average loan balance within our combined multi-family and commercial real estate loan portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Our construction loan portfolio decreased $26.3 million to $113.9 million at June 30, 2007, from $140.2 million at December 31, 2006. This decrease is primarily the result of our decision to not aggressively pursue these types of loans in the current real estate market. Our consumer and other loan portfolio decreased $44.2 million to $386.6 million at June 30, 2007, from $430.8 million at December 31, 2006. This decrease is primarily the result of a decline in consumer demand for home equity lines of credit resulting from increases in the prime rate during the first half of 2006.

Securities decreased $552.0 million to $4.79 billion at June 30, 2007, from $5.34 billion at December 31, 2006. This decrease, which reflects our previously discussed strategy of reducing the securities portfolio, was primarily the result of principal payments received of $532.4 million, coupled with a net decrease of $20.7 million in the fair value of our securities available-for-sale. At June 30, 2007, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $4.69 billion at June 30, 2007 and had a weighted average coupon of 4.28%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.8 years.

Deposits increased $223.8 million to $13.45 billion at June 30, 2007, from $13.22 billion at December 31, 2006, primarily due to increases in Liquid CDs and certificates of deposit, partially offset by decreases in savings, money market and NOW and demand deposit accounts.

Liquid CDs increased $216.7 million to $1.66 billion at June 30, 2007, from $1.45 billion at December 31, 2006. Certificates of deposit increased $177.0 million to $7.89 billion at June 30, 2007, from $7.71 billion at December 31, 2006. Our Liquid CDs and certificates of deposit increased primarily as a result of the continued success of our marketing efforts and competitive pricing strategies previously discussed. We continue to experience intense competition for deposits. Savings accounts decreased $104.3 million since December 31, 2006 to $2.03 billion at June 30, 2007. Money market accounts decreased $58.2 million since December 31, 2006 to $377.5 million at June 30, 2007. NOW and demand deposit accounts decreased $7.4 million since December 31, 2006 to $1.49 billion at June 30, 2007. The decreases in savings and money market accounts for the 2007 first and second quarters were significantly lower than the quarterly decreases we had experienced during 2006.

Total borrowings, net, decreased $137.7 million to $6.70 billion at June 30, 2007, from $6.84 billion at December 31, 2006, primarily due to a decrease in reverse repurchase agreements, partially offset by an increase in Federal Home Loan Bank of New York, or FHLB-NY, advances. The net decrease in total borrowings was primarily the result of cash flows from deposit growth and securities repayments exceeding mortgage loan growth for the six months ended June 30, 2007. For additional information, see “Liquidity and Capital Resources.”

Stockholders’ equity decreased $20.7 million to $1.20 billion at June 30, 2007, from $1.22 billion at December 31, 2006. The decrease in stockholders’ equity was the result of common stock repurchased of $48.3 million, dividends declared of $47.6 million and other comprehensive loss, net of tax, of $11.6 million, which was primarily due to the net decrease in the fair value of our securities available-for-sale. These decreases were partially offset by net income of $69.8 million, the effect of stock options exercised and related tax benefit of $9.1 million and stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $8.4 million.

Results of Operations

General

Net income for the three months ended June 30, 2007 decreased $13.7 million to $34.1 million, from $47.8 million for the three months ended June 30, 2006. Diluted earnings per common share decreased to $0.37 per share for the three months ended June 30, 2007, from $0.49 per share for the three months ended June 30, 2006. Return on average assets decreased to 0.63% for the three months ended June 30, 2007, from 0.87% for the three months ended June 30, 2006. Return on average stockholders’ equity decreased to 11.35% for the three months ended June 30, 2007, from 14.94% for the three months ended June 30, 2006. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 13.42% for the three months ended June 30, 2007, from 17.48% for the three months ended June 30, 2006.

Net income for the six months ended June 30, 2007 decreased $26.9 million to $69.8 million, from $96.7 million for the six months ended June 30, 2006. Diluted earnings per common share decreased to $0.75 per share for the six months ended June 30, 2007, from $0.98 per share for the six months ended June 30, 2006. Return on average assets decreased to 0.65% for the six months ended June 30, 2007, from 0.87% for the six months ended June 30, 2006. Return on average stockholders’ equity decreased to 11.59% for the six months ended June 30, 2007, from 14.87% for the six months ended June 30, 2006. Return on average tangible stockholders’ equity decreased to 13.70% for the six months ended June 30, 2007, from 17.34% for the six months ended June 30, 2006. The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, were primarily due to the decreases in net income.

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

For the three months ended June 30, 2007, net interest income decreased $18.4 million to $82.9 million, from $101.3 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, net interest income decreased $42.5 million to $170.4 million, from $212.9 million for the six months ended June 30, 2006. The decreases in net interest income for the three and six months ended June 30, 2007 were primarily the result of increases in interest expense, due to the upward repricing of our liabilities which are more sensitive to increases in interest rates than our assets. As previously discussed, the interest rate environment, characterized by a flat-to-inverted yield curve over the past year and into 2007, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our certificates of deposit, Liquid CDs and borrowings.

The net interest margin decreased to 1.62% for the three months ended June 30, 2007, from 1.92% for the three months ended June 30, 2006, and decreased to 1.66% for the six months ended June 30, 2007, from 2.01% for the six months ended June 30, 2006. The net interest rate spread decreased to 1.50% for the three months ended June 30, 2007, from 1.82% for the three months ended June 30, 2006, and decreased to 1.55% for the six months ended June 30, 2007, from 1.91% for the six months ended June 30, 2006. The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our borrowings, Liquid CDs and certificates of deposit reprice more frequently, reflecting increases in interest rates more rapidly, than our mortgage loans and securities which have longer repricing intervals and terms. In addition, the average balances of our Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products, have increased significantly. The average balance of net interest-earning assets decreased $52.8 million to $617.8 million for the three months ended June 30, 2007, from $670.6 million for the three months ended June 30, 2006. The average balance of net interest-earning assets decreased $58.5 million to $610.7 million for the six months ended June 30, 2007, from $669.2 million for the six months ended June 30, 2006.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and six months ended June 30, 2007 and 2006. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended June 30,

	2007				2006

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,749,335		$141,568	5.27%	$9,920,003		$125,606	5.06%
Multi-family, commercial real estate and construction	4,200,044		64,438	6.14	4,214,459		63,986	6.07
Consumer and other loans (1)	406,437		7,812	7.69	490,463		8,972	7.32

Total loans	15,355,816		213,818	5.57	14,624,925		198,564	5.43
Mortgage-backed and other securities (2)	4,964,564		55,885	4.50	6,099,829		68,532	4.49
Federal funds sold and repurchase agreements	37,742		499	5.29	189,049		2,296	4.86
FHLB-NY stock	155,056		2,749	7.09	142,884		1,797	5.03

Total interest-earning assets	20,513,178		272,951	5.32	21,056,687		271,189	5.15

Goodwill	185,151				185,151
Other non-interest-earning assets	763,554				778,676

Total assets	$21,461,883				$22,020,514

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,061,648		2,074	0.40	$2,396,537		2,405	0.40
Money market	391,139		970	0.99	563,782		1,381	0.98
NOW and demand deposit	1,495,582		214	0.06	1,540,556		224	0.06
Liquid CDs	1,659,796		20,241	4.88	966,457		10,397	4.30

Total core deposits	5,608,165		23,499	1.68	5,467,332		14,407	1.05
Certificates of deposit	7,724,775		90,597	4.69	7,485,159		76,142	4.07

Total deposits	13,332,940		114,096	3.42	12,952,491		90,549	2.80
Borrowings	6,562,399		75,964	4.63	7,433,642		79,324	4.27

Total interest-bearing liabilities	19,895,339		190,060	3.82	20,386,133		169,873	3.33

Non-interest-bearing liabilities	365,877				355,948

Total liabilities	20,261,216				20,742,081
Stockholders’ equity	1,200,667				1,278,433

Total liabilities and stockholders’equity	$21,461,883				$22,020,514

Net interest income/net interest rate spread (3)			$82,891	1.50%			$101,316	1.82%

Net interest-earning assets/net interest margin (4)	$617,839			1.62%	$670,554			1.92%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30,

	2007				2006

(Dollars in Thousands)	Average Balance		Interest	Average Yield/ Cost	Average Balance		Interest	Average Yield/ Cost

				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,568,690		$278,084	5.26%	$9,905,279		$250,491	5.06%
Multi-family, commercial real estate and construction	4,214,404		129,108	6.13	4,153,353		126,245	6.08
Consumer and other loans (1)	418,631		16,006	7.65	498,280		17,819	7.15

Total loans	15,201,725		423,198	5.57	14,556,912		394,555	5.42
Mortgage-backed and other securities (2)	5,096,922		114,900	4.51	6,263,198		140,427	4.48
Federal funds sold and repurchase agreements	56,009		1,475	5.27	170,104		3,939	4.63
FHLB-NY stock	151,880		5,347	7.04	140,855		3,486	4.95

Total interest-earning assets	20,506,536		544,920	5.31	21,131,069		542,407	5.13

Goodwill	185,151				185,151
Other non-interest-earning assets	760,102				792,174

Total assets	$21,451,789				$22,108,394

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$2,080,553		4,161	0.40	$2,432,131		4,855	0.40
Money market	406,441		2,007	0.99	592,217		2,854	0.96
NOW and demand deposit	1,480,253		425	0.06	1,528,357		444	0.06
Liquid CDs	1,592,477		38,777	4.87	848,717		17,452	4.11

Total core deposits	5,559,724		45,370	1.63	5,401,422		25,605	0.95
Certificates of deposit	7,712,371		179,084	4.64	7,517,750		147,649	3.93

Total deposits	13,272,095		224,454	3.38	12,919,172		173,254	2.68
Borrowings	6,623,738		150,048	4.53	7,542,721		156,291	4.14

Total interest-bearing liabilities	19,895,833		374,502	3.76	20,461,893		329,545	3.22

Non-interest-bearing liabilities	351,122				345,909

Total liabilities	20,246,955				20,807,802
Stockholders’ equity	1,204,834				1,300,592

Total liabilities and stockholders’equity	$21,451,789				$22,108,394

Net interest income/net interest rate spread (3)			$170,418	1.55%			$212,862	1.91%

Net interest-earning assets/net interest margin (4)	$610,703			1.66%	$669,176			2.01%

Ratio of interest-earning assets to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006			Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Increase (Decrease)			Increase (Decrease)

(In Thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Mortgage loans:
One-to-four family	$10,667	$5,295	$15,962	$17,353	$10,240	$27,593
Multi-family, commercial real estate and construction	(234)	686	452	1,836	1,027	2,863
Consumer and other loans	(1,597)	437	(1,160)	(2,994)	1,181	(1,813)
Mortgage-backed and other securities	(12,798)	151	(12,647)	(26,454)	927	(25,527)
Federal funds sold and repurchase agreements	(1,984)	187	(1,797)	(2,945)	481	(2,464)
FHLB-NY stock	164	788	952	291	1,570	1,861

Total	(5,782)	7,544	1,762	(12,913)	15,426	2,513

Interest-bearing liabilities:
Savings	(331)	—	(331)	(694)	—	(694)
Money market	(425)	14	(411)	(932)	85	(847)
NOW and demand deposit	(10)	—	(10)	(19)	—	(19)
Liquid CDs	8,286	1,558	9,844	17,609	3,716	21,325
Certificates of deposit	2,510	11,945	14,455	3,940	27,495	31,435
Borrowings	(9,737)	6,377	(3,360)	(20,110)	13,867	(6,243)

Total	293	19,894	20,187	(206)	45,163	44,957

Net change in net interest income	$(6,075)	$(12,350)	$(18,425)	$(12,707)	$(29,737)	$(42,444)

Interest Income

Interest income for the three months ended June 30, 2007 increased $1.8 million to $273.0 million, from $271.2 million for the three months ended June 30, 2006. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.32% for the three months ended June 30, 2007, from 5.15% for the three months ended June 30, 2006, partially offset by a decrease of $543.5 million in the average balance of interest-earning assets to $20.51 billion for the three months ended June 30, 2007, from $21.06 billion for the three months ended June 30, 2006. The increase in the average yield on interest-earning assets was primarily the result of the overall increase in interest rates over the past several years. The decrease in the average balance of interest-earning assets was primarily due to decreases in the average balance of mortgage-backed and other securities and federal funds sold and repurchase agreements, partially offset by an increase in the average balance of one-to-four family mortgage loans.

Interest income on one-to-four family mortgage loans increased $16.0 million to $141.6 million for the three months ended June 30, 2007, from $125.6 million for the three months ended June 30, 2006, which was primarily the result of an increase of $829.3 million in the average balance of such loans, coupled with an increase in the average yield to 5.27% for the three months ended June 30, 2007, from 5.06% for the three months ended June 30, 2006. The increase in the average balance of one-to-four family mortgage loans is the result of strong levels of originations and purchases which have outpaced the levels of repayments over the past year. The increase in the average yield on one-to-four family mortgage loans is primarily due to the impact of the upward repricing of our adjustable rate mortgage loans, coupled with new loan originations at higher interest rates than the rates on the loans being repaid.

Interest income on multi-family, commercial real estate and construction loans increased $452,000 to $64.4 million for the three months ended June 30, 2007, from $64.0 million for the three months ended June 30, 2006, which was primarily the result of an increase in the average yield to 6.14% for the three months ended June 30, 2007, from 6.07% for the three months ended June 30, 2006, partially offset by a decrease of $14.4 million in the average balance of such loans. Prepayment penalties totaled $1.7 million for the three months ended June 30, 2007 and $1.8 million for the three months ended June 30, 2006. The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations.

Interest income on consumer and other loans decreased $1.2 million to $7.8 million for the three months ended June 30, 2007, from $9.0 million for the three months ended June 30, 2006, primarily due to a decrease of $84.0 million in the average balance of the portfolio, partially offset by an increase in the average yield to 7.69% for the three months ended June 30, 2007, from 7.32% for the three months ended June 30, 2006. As previously discussed, the decrease in the average balance of consumer and other loans was primarily the result of a decline in consumer demand for home equity lines of credit resulting from increases in the prime rate during the first half of 2006. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit due to the aforementioned increase in the prime rate. Home equity lines of credit represented 90.2% of this portfolio at June 30, 2007.

Interest income on mortgage-backed and other securities decreased $12.6 million to $55.9 million for the three months ended June 30, 2007, from $68.5 million for the three months ended June 30, 2006. This decrease was primarily the result of a decrease of $1.14 billion in the average balance of the portfolio. The average yield was 4.50% for the three months ended June 30, 2007 and 4.49% for the three months ended June 30, 2006. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities portfolio.

Interest income on federal funds sold and repurchase agreements decreased $1.8 million to $499,000 for the three months ended June 30, 2007, primarily due to a decrease of $151.3 million in the average balance of the portfolio, partially offset by an increase in the average yield to 5.29% for the three months ended June 30, 2007, from 4.86% for the three months ended June 30, 2006. The increase in the average yield reflects the federal funds rate increases during the first half of 2006. Dividend income on FHLB-NY stock increased $952,000 to $2.7 million for the three months ended June 30, 2007, primarily due to an increase in the average yield to 7.09% for the three months ended June 30, 2007, from 5.03% for the three months ended June 30, 2006, coupled with an increase of $12.2 million in the average balance of FHLB-NY stock. The increase in the average yield was the result of an increase in the dividend rate paid by the FHLB-NY.

Interest income for the six months ended June 30, 2007 increased $2.5 million to $544.9 million, from $542.4 million for the six months ended June 30, 2006. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.31% for the six months ended June 30, 2007, from 5.13% for the six months ended June 30, 2006, partially offset by a decrease of $624.5 million in the average balance of interest-earning assets to $20.51 billion for the six months ended June 30, 2007, from $21.13 billion for the six months ended June 30, 2006.

Interest income on one-to-four family mortgage loans increased $27.6 million to $278.1 million for the six months ended June 30, 2007, from $250.5 million for the six months ended June 30, 2006, which was primarily the result of an increase of $663.4 million in the average balance of such loans, coupled with an increase in the average yield to 5.26% for the six months ended June 30, 2007, from 5.06% for the six months ended June 30, 2006.

Interest income on multi-family, commercial real estate and construction loans increased $2.9 million to $129.1 million for the six months ended June 30, 2007, from $126.2 million for the six months ended June 30, 2006, which was primarily the result of an increase of $61.1 million in the average balance of such loans, coupled with an increase in the average yield to 6.13% for the six months ended June 30, 2007, from 6.08% for the six months ended June 30, 2006. The increase in the average balance of multi-family, commercial real estate and construction loans reflects the levels of originations which outpaced repayments. Prepayment penalties totaled $3.5 million for the six months ended June 30, 2007 and $3.7 million for the six months ended June 30, 2006.

Interest income on consumer and other loans decreased $1.8 million to $16.0 million for the six months ended June 30, 2007, from $17.8 million for the six months ended June 30, 2006, primarily due to a decrease of $79.6 million in the average balance of the portfolio, partially offset by an increase in the average yield to 7.65% for the six months ended June 30, 2007, from 7.15% for the six months ended June 30, 2006.

Interest income on mortgage-backed and other securities decreased $25.5 million to $114.9 million for the six months ended June 30, 2007, from $140.4 million for the six months ended June 30, 2006. This decrease was primarily the result of a decrease of $1.17 billion in the average balance of the portfolio, slightly offset by an increase in the average yield to 4.51% for the six months ended June 30, 2007, from 4.48% for the six months ended June 30, 2006.

Interest income on federal funds sold and repurchase agreements decreased $2.5 million to $1.5 million for the six months ended June 30, 2007, primarily due to a decrease of $114.1 million in the average balance of the portfolio, partially offset by an increase in the average yield to 5.27% for the six months ended June 30, 2007, from 4.63% for the six months ended June 30, 2006. Dividend income on FHLB-NY stock increased $1.9 million to $5.3 million for the six months ended June 30, 2007, primarily due to an increase in the average yield to 7.04% for the six months ended June 30, 2007, from 4.95% for the six months ended June 30, 2006, coupled with an increase of $11.0 million in the average balance of FHLB-NY stock.

The principal reasons for the changes in the average yields and average balances of the various assets noted above for the six months ended June 30, 2007 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2007, previously discussed.

Interest Expense

Interest expense for the three months ended June 30, 2007 increased $20.2 million to $190.1 million, from $169.9 million for the three months ended June 30, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.82% for the three months ended June 30, 2007, from 3.33% for the three months ended June 30, 2006. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of the increase in interest rates on our certificates of deposit, Liquid CDs and borrowings, coupled with the increases in the average balances of Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products. The average balance of interest-bearing liabilities decreased $490.8 million to $19.90 billion for the three months ended June 30, 2007, from $20.39 billion for the three months ended June 30, 2006, primarily due to a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $23.6 million to $114.1 million for the three months ended June 30, 2007, from $90.5 million for the three months ended June 30, 2006, primarily due to an increase in the average cost of total deposits to 3.42% for the three months ended June 30, 2007, from 2.80% for the three months ended June 30, 2006, coupled with an increase of $380.4 million in the average balance of total deposits. As previously discussed, the increase in the average cost of total deposits was primarily due to the impact of higher interest rates on our certificates of deposit and Liquid CDs, coupled with the increases in the average balances of these types of deposits. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit and Liquid CDs, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued competition for these types of deposits. As previously discussed, the decreases in savings and money market accounts were significantly lower than the quarterly decreases we had experienced during 2006.

Interest expense on certificates of deposit increased $14.5 million to $90.6 million for the three months ended June 30, 2007, from $76.1 million for the three months ended June 30, 2006, primarily due to an increase in the average cost to 4.69% for the three months ended June 30, 2007, from 4.07% for the three months ended June 30, 2006, coupled with an increase of $239.6 million in the average balance. During the three months ended June 30, 2007, $1.88 billion of certificates of deposit, with a weighted average rate of 4.75% and a weighted average maturity at inception of fifteen months, matured and $1.90 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.95% and a weighted average maturity at inception of eleven months. Interest expense on Liquid CDs increased $9.8 million to $20.2 million for the three months ended June 30, 2007, from $10.4 million for the three months ended June 30, 2006, primarily due to an increase of $693.3 million in the average balance, coupled with an increase in the average cost to 4.88% for the three months ended June 30, 2007, from 4.30% for the three months ended June 30, 2006. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing efforts and competitive pricing strategies which focused on attracting these types of deposits. Growth in our certificates of deposit and Liquid CDs contributes to the management of interest rate risk, enables us to reduce our borrowing levels and continues to produce new customers from our communities, creating relationship development opportunities.

Interest expense on borrowings for the three months ended June 30, 2007 decreased $3.3 million to $76.0 million, from $79.3 million for the three months ended June 30, 2006, resulting from a decrease of $871.2 million in the average balance, partially offset by an increase in the average cost to 4.63% for the three months ended June 30, 2007, from 4.27% for the three months ended June 30, 2006. The decrease in the average balance of borrowings was primarily the result of our strategy in 2006 of reducing both the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth. The increase in the average cost of borrowings reflects the upward repricing of borrowings which matured and were refinanced over the past year.

Interest expense for the six months ended June 30, 2007 increased $45.0 million to $374.5 million, from $329.5 million for the six months ended June 30, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.76% for the six months ended June 30, 2007, from 3.22% for the six months ended June 30, 2006. The average balance of interest-bearing liabilities decreased $566.1 million to $19.90 billion for the six months ended June 30, 2007, from $20.46 billion for the six months ended June 30, 2006.

Interest expense on deposits increased $51.2 million to $224.5 million for the six months ended June 30, 2007, from $173.3 million for the six months ended June 30, 2006, primarily due to an increase in the average cost of total deposits to 3.38% for the six months ended June 30, 2007, from 2.68% for the six months ended June 30, 2006, coupled with an increase of $352.9 million in the average balance of total deposits.

Interest expense on certificates of deposit increased $31.5 million to $179.1 million for the six months ended June 30, 2007, from $147.6 million for the six months ended June 30, 2006, primarily due to an increase in the average cost to 4.64% for the six months ended June 30, 2007, from 3.93% for the six months ended June 30, 2006, coupled with an increase of $194.6 million in the average balance. During the six months ended June 30, 2007, $3.43 billion of certificates of deposit, with a weighted average rate of 4.69% and a weighted average maturity at inception of fifteen months, matured and $3.42 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.94% and a weighted average maturity at inception of eleven months. Interest expense on Liquid CDs increased $21.3 million to $38.8 million for the six months ended June 30, 2007, from $17.5 million for the six months ended June 30, 2006, primarily due to an increase of $743.8 million in the average balance, coupled with an increase in the average cost to 4.87% for the six months ended June 30, 2007, from 4.11% for the six months ended June 30, 2006.

Interest expense on borrowings for the six months ended June 30, 2007 decreased $6.3 million to $150.0 million, from $156.3 million for the six months ended June 30, 2006, resulting from a decrease of $919.0 million in the average balance, partially offset by an increase in the average cost to 4.53% for the six months ended June 30, 2007, from 4.14% for the six months ended June 30, 2006.

The principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the six months ended June 30, 2007 are consistent with the principal reasons for the changes noted for the three months ended June 30, 2007, previously discussed.

Provision for Loan Losses

During the three and six months ended June 30, 2007 and 2006, no provision for loan losses was recorded. The allowance for loan losses was substantially unchanged and totaled $79.4 million at June 30, 2007 and $79.9 million at December 31, 2006. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, charge-off experience and non-accrual and non-performing loans. The composition of our loan portfolio has remained relatively consistent over the last several years. At June 30, 2007, our loan portfolio was comprised of 71% one-to-four family mortgage loans, 19% multi-family mortgage loans, 7% commercial real estate loans and 3% other loan categories. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. Our non-performing loans, which are comprised primarily of mortgage loans, increased $4.6 million to $64.0 million, or 0.41% of total loans, at June 30, 2007, from $59.4 million, or 0.40% of total loans, at December 31, 2006. This increase was primarily due to an increase of $12.3 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $8.9 million in non-performing multi-family mortgage loans. During the six months ended June 30, 2007, we sold $5.6 million of non-performing mortgage loans, primarily multi-family and commercial real estate loans.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net charge-off experience was two basis points of average loans outstanding, annualized, for the three months ended June 30, 2007 and one basis point of average loans outstanding, annualized, for the six months ended June 30, 2007, compared to less than one basis point of average loans outstanding, annualized, for the three and six months ended June 30, 2006. Net loan charge-offs totaled $698,000 for the three months ended June 30, 2007, compared to $80,000 for the three months ended June 30, 2006, and $543,000 for the six months ended June 30, 2007, compared to $96,000 for the six months ended June 30, 2006.

We are closely monitoring the local and national real estate markets and other factors related to risks inherent in the loan portfolio. Despite the slowdown in the housing market, our loss experience in 2007 has been relatively consistent with our experience over the past several years. Furthermore, subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. Additionally, we continue to apply prudent underwriting standards. Based on our evaluation of the foregoing factors, our 2007 analyses indicated that our allowance for loan losses at June 30, 2007 was adequate and a provision for loan losses was not warranted.

The allowance for loan losses as a percentage of non-performing loans decreased to 124.07% at June 30, 2007, from 134.55% at December 31, 2006, primarily due to the increase in non-performing loans from December 31, 2006 to June 30, 2007. The allowance for loan losses as a percentage of total loans was 0.51% at June 30, 2007 and 0.53% at December 31, 2006.

For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the three months ended June 30, 2007 increased $553,000 to $26.3 million, from $25.7 million for the three months ended June 30, 2006, primarily due to an increase in other non-interest income, partially offset by a decrease in mortgage banking income, net. For the six months ended June 30, 2007, non-interest income increased $4.3 million to $48.9 million, from $44.6 million for the six months ended June 30, 2006, primarily due to an increase in other non-interest income, partially offset by decreases in mortgage banking income, net, and customer service fees.

Other non-interest income increased $1.4 million to $3.5 million for the three months ended June 30, 2007, from $2.1 million for the three months ended June 30, 2006, primarily due to a gain recognized related to insurance proceeds from an individual life insurance policy on a former executive. For the six months ended June 30, 2007, other non-interest income increased $6.8 million to $4.9 million, from a loss of $1.9 million for the six months ended June 30, 2006. This increase is primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in March 2006, coupled with the previously discussed gain from insurance proceeds in the 2007 second quarter.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $923,000 to $1.2 million for the three months ended June 30, 2007, from $2.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, mortgage banking income, net, decreased $1.8 million to $1.8 million, from $3.6 million for the six months ended June 30, 2006. These decreases were primarily due to decreases in the recovery of the valuation allowance for the impairment of MSR. For the three months ended June 30, 2007, we recorded a recovery of $530,000, compared to $1.3 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, we recorded a recovery of $654,000, compared to $2.0 million for the six months ended June 30, 2006. The recoveries recorded for the three and six months ended June 30, 2007 and 2006 primarily reflect decreases in projected loan prepayment speeds.

Customer service fees decreased $1.7 million to $31.3 million for the six months ended June 30, 2007, from $33.0 million for the six months ended June 30, 2006. This decrease was primarily the result of decreases in insufficient fund fees related to transaction accounts, ATM fees and other checking charges.

Non-Interest Expense

Non-interest expense increased $3.5 million to $58.7 million for the three months ended June 30, 2007, from $55.2 million for the three months ended June 30, 2006, and increased $4.3 million to $115.8 million for the six months ended June 30, 2007, from $111.5 million for the six months ended June 30, 2006. These increases were primarily due to increases in compensation and benefits expense and other non-interest expense.

Compensation and benefits expense increased $1.5 million, to $30.0 million for the three months ended June 30, 2007, from $28.5 million for the three months ended June 30, 2006, and increased $2.4 million to $61.2 million for the six months ended June 30, 2007, from $58.8 million for the six months ended June 30, 2006. These increases were primarily due to increases in salaries, stock-based compensation and ESOP expense, partially offset by decreases in the net periodic cost of pension benefits. The increases in salaries expense primarily reflect normal performance increases over the past year. The increases in stock-based compensation expense reflect the additional expense related to restricted stock granted in December 2006. The increases in ESOP expense primarily reflect an increase in estimated shares to be released in 2007 as compared to 2006. The decreases in the net periodic cost of pension benefits are primarily the result of decreases in the amortization of the net actuarial loss.

Other expense increased $1.7 million to $9.8 million for the three months ended June 30, 2007, from $8.1 million for the three months ended June 30, 2006, and increased $2.0 million to $16.9 million for the six months ended June 30, 2007, from $14.9 million for the six months ended June 30, 2006. These increases were primarily due to increased legal fees and other costs as a result of the goodwill litigation. See Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements (Unaudited),” for further discussion of the goodwill litigation.

Our percentage of general and administrative expense to average assets increased to 1.09% for the three months ended June 30, 2007, from 1.00% for the three months ended June 30, 2006, and increased to 1.08% for the six months ended June 30, 2007, from 1.01% for the six months ended June 30, 2006, primarily due to the previously discussed increases in non-interest expense, coupled with the decreases in average assets. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 53.78% for the three months ended June 30, 2007 and 52.82% for the six months ended June 30, 2007, compared to 43.46% for the three months ended June 30, 2006 and 43.31% for the six months ended June 30, 2006. The increases in the efficiency ratios for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, were primarily due to the previously discussed decreases in net interest income.

Income Tax Expense

Income tax expense totaled $16.4 million for the three months ended June 30, 2007 and $33.6 million for the six months ended June 30, 2007, representing an effective tax rate of 32.5%. Income tax expense totaled $24.1 million for the three months ended June 30, 2006, representing an effective tax rate of 33.5%, and $49.3 million for the six months ended June 30, 2006, representing an effective tax rate of 33.8%. The decrease in the effective tax rate for 2007 was primarily the result of a decrease in pre-tax book income without any significant change in the amount of non-temporary differences, such as tax exempt income.

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

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars in Thousands)	At June 30, 2007	At December 31, 2006

Non-accrual delinquent mortgage loans	$62,330	$58,110
Non-accrual delinquent consumer and other loans	1,041	818
Mortgage loans delinquent 90 days or more and still accruing interest (1)	625	488

Total non-performing loans	63,996	59,416
Real estate owned, net (2)	1,925	627

Total non-performing assets	$65,921	$60,043

Non-performing loans to total loans	0.41%	0.40%
Non-performing loans to total assets	0.30	0.28
Non-performing assets to total assets	0.30	0.28
Allowance for loan losses to non-performing loans	124.07	134.55
Allowance for loan losses to total loans	0.51	0.53

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(2)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs.

Non-performing assets increased $5.9 million to $65.9 million at June 30, 2007, from $60.0 million at December 31, 2006. Non-performing loans, the most significant component of non-performing assets, increased $4.6 million to $64.0 million at June 30, 2007, from $59.4 million at December 31, 2006. As previously discussed, these increases were primarily due to an increase in non-performing one-to-four family mortgage loans, partially offset by a decrease in non-performing multi-family mortgage loans. At June 30, 2007, approximately 39% of total non-performing loans are interest-only loans and approximately 39% of total non-performing loans are reduced documentation loans. At June 30, 2007, there were no non-performing interest-only multi-family and commercial real estate loans and we do not originate reduced documentation multi-family and commercial real estate loans. During the six months ended June 30, 2007, we sold $5.6 million of non-performing mortgage loans, primarily multi-family and commercial real estate loans. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. The ratio of non-performing loans to total loans was 0.41% at June 30, 2007 and 0.40% at December 31, 2006. Our ratio of non-performing assets to total assets was 0.30% at June 30, 2007 and 0.28% at December 31, 2006.

On June 29, 2007, the OTS and other bank regulatory authorities, or the Agencies, published the final Statement on Subprime Mortgage Lending, or the Statement, to address emerging issues and questions relating to certain subprime mortgage lending practices. In particular, the Agencies expressed concern with certain adjustable rate mortgage products with certain characteristics typically offered in the marketplace to subprime borrowers. Those characteristics included, but were not limited to, utilizing low initial payments based on a fixed introductory rate that expires after a short period and then adjusts to a variable index rate plus a margin for the remaining term of the loan and underwriting loans based upon limited or no documentation of borrowers’ income. The Statement does not establish a “bright-line” test as to what constitutes subprime lending. Within our loan portfolio, we have loans which have certain attributes found in subprime lending. However, subprime lending is not a market that we have ever actively pursued. We do not, therefore, expect the Statement to have a material impact on our lending operations.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At June 30, 2007, $14.7 million of mortgage loans classified as non-performing had missed only two payments, compared to $17.3 million at December 31, 2006. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at June 30, 2007 and 2006 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $2.1 million for the six months ended June 30, 2007 and $1.7 million for the six months ended June 30, 2006. This compares to actual payments recorded as interest income, with respect to such loans, of $698,000 for the six months ended June 30, 2007 and $508,000 for the six months ended June 30, 2006.

In addition to non-performing loans, we had $926,000 of potential problem loans at June 30, 2007, compared to $734,000 at December 31, 2006. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated.

	At June 30, 2007				At December 31, 2006

	60-89 Days		90 Days or More		60-89 Days		90 Days or More

(Dollars in Thousands)	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount	Number of Loans	Amount

Mortgage loans:
One-to-four family	3	$5	189	$53,467	2	$92	159	$41,124
Multi-family	—	—	13	5,756	—	—	21	14,627
Commercial real estate	—	—	5	2,995	—	—	5	2,847
Construction	—	—	1	737	—	—	—	—
Consumer and other loans	28	921	31	1,041	38	642	33	818

Total delinquent loans	31	$926	239	$63,996	40	$734	218	$59,416

Delinquent loans to total loans		0.01%		0.41%		0.00%		0.40%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the six months ended June 30, 2007.

(In Thousands)
Balance at December 31, 2006	$79,942
Provision charged to operations	—
Charge-offs:
One-to-four family	(146)
Multi-family	(73)
Commercial real estate	(242)
Consumer and other loans	(395)

Total charge-offs	(856)

Recoveries:
One-to-four family	4
Commercial real estate	197
Consumer and other loans	112

Total recoveries	313

Net charge-offs	(543)

Balance at June 30, 2007	$79,399

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Gap Analysis

Gap analysis measures the difference between the amount of interest-earning assets anticipated to mature or reprice within specific time periods and the amount of interest-bearing liabilities anticipated to mature or reprice within the same time periods. Gap analysis does not indicate the impact of general interest rate movements on our net interest income because the actual repricing dates of various assets and liabilities will differ from our estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from the analysis.

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The Gap Table includes $1.78 billion of callable borrowings classified according to their call dates, of which $600.0 million are callable within one year and at various times thereafter and $1.18 billion are callable within thirteen to twenty-four months and at various times thereafter. In addition, the Gap Table includes $900.0 million of callable borrowings classified according to their maturity dates, in the more than one year to three years category, which are callable within one year and at various times thereafter. The classifications of callable borrowings are based on our experience with, and expectations of, these types of instruments and the current interest rate environment.

	At June 30, 2007

(Dollars in Thousands)	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total

Interest-earning assets:
Mortgage loans (1)	$4,323,860	$5,587,154	$4,720,303	$415,493	$15,046,810
Consumer and other loans (1)	356,626	21,934	7,326	—	385,886
Repurchase agreements	44,482	—	—	—	44,482
Securities available-for-sale	90,245	670,898	622,435	103,721	1,487,299
Securities held-to-maturity	870,400	2,002,027	524,014	141	3,396,582
FHLB-NY stock	—	—	—	155,601	155,601

Total interest-earning assets	5,685,613	8,282,013	5,874,078	674,956	20,516,660
Net unamortized purchase premiums and deferred costs (2)	30,470	33,674	30,449	2,670	97,263

Net interest-earning assets (3)	5,716,083	8,315,687	5,904,527	677,626	20,613,923

Interest-bearing liabilities:
Savings	258,170	430,422	430,422	906,118	2,025,132
Money market	166,077	102,924	102,924	5,530	377,455
NOW and demand deposit	115,663	231,338	231,338	911,285	1,489,624
Liquid CDs	1,664,176	—	—	—	1,664,176
Certificates of deposit	5,231,258	2,310,131	335,901	14,179	7,891,469
Borrowings, net	2,926,364	3,393,952	—	378,026	6,698,342

Total interest-bearing liabilities	10,361,708	6,468,767	1,100,585	2,215,138	20,146,198

Interest sensitivity gap	(4,645,625)	1,846,920	4,803,942	(1,537,512)	$467,725

Cumulative interest sensitivity gap	$(4,645,625)	$(2,798,705)	$2,005,237	$467,725

Cumulative interest sensitivity gap as a percentage of total assets	(21.46)%	(12.93)%	9.26%	2.16%
Cumulative net interest-earning assets as a percentage of interest-bearing liabilities	55.17%	83.37%	111.18%	102.32%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.

(3)	Includes securities available-for-sale at amortized cost.

As indicated in the Gap Table, our one-year cumulative gap at June 30, 2007 was negative 21.46%. This compares to a one-year cumulative gap of negative 21.06% at December 31, 2006, which classified all callable borrowings according to their maturity dates. At June 30, 2007, if all callable borrowings had been classified according to their maturity dates, our one-year cumulative gap would have been negative 18.69%. The change in the one-year cumulative gap with all callable borrowings classified according to their maturity dates is primarily attributable to a decrease in borrowings due in one year or less at June 30, 2007, as compared to December 31, 2006, as a result of maturities which were repaid or refinanced into longer terms, partially offset by an increase in Liquid CDs.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2007 would decrease by approximately 7.54% from the base projection. At December 31, 2006, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have decreased by approximately 10.09% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning July 1, 2007 would increase by approximately 0.17% from the base projection. At December 31, 2006, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have increased by approximately 4.34% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2007 would increase by approximately $3.5 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning July 1, 2007 would decrease by approximately $8.3 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2006 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

George L. Engelke, Jr., our Chairman, President and Chief Executive Officer, and Monte N. Redman, our Executive Vice President and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2005, the U.S. Court of Federal Claims rendered a decision in the LISB goodwill litigation awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the Court of Appeals reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc, which remains pending.

The other action is entitled Astoria Federal Savings and Loan Association vs. United States. The evidentiary phase of the trial in this action, which commenced on April 19, 2007 before the U.S. Court of Federal Claims, has been concluded. Post trial motions and closing arguments are expected to be concluded in the fourth quarter of 2007.

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

The flat-to-inverted yield curve which existed throughout 2006 continued in 2007. However, during the second quarter of 2007, medium- and long-term U.S. Treasury yields increased resulting in a slightly positively sloped, although still relatively flat, U.S. Treasury yield curve. This continued pattern of a relatively flat interest yield curve limits our growth opportunities and continues to put pressure on our net interest rate spread and net interest margin. As a result, we have continued to pursue our strategy of emphasizing deposit and loan growth while reducing the securities portfolio through normal cash flow.

Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. Accordingly, no assurance can be given that our net interest margin and net interest income will not remain under pressure.

Our results of operations are affected by economic conditions in the New York metropolitan area and other areas.

Our retail banking and a significant portion of our lending business (approximately 43% of our one-to-four family and 92% of our multi-family and commercial real estate mortgage loan portfolios at June 30, 2007) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area as well as other areas.

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

There has been a slowdown in the housing market, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increased inventories of houses on the market, stagnant to declining property values, an increase in the length of time houses remain on the market and increased mortgage delinquency levels. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a decrease in our interest income or an adverse impact on our loan losses.

Multi-family and commercial real estate lending may expose us to increased lending risks.

While we are primarily a one-to-four family mortgage lender, we also originate multi-family and commercial real estate loans. At June 30, 2007, $4.07 billion, or 26%, of our total loan portfolio consisted of multi-family and commercial real estate loans. Multi-family and commercial real estate loans generally involve a greater degree of credit risk than one-to-four family loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by multi-family properties and commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.

We have originated multi-family and commercial real estate loans in areas other than the New York metropolitan area. Originations in states other than New York, New Jersey and Connecticut represented 19% of our total originations of multi-family and commercial real estate loans in the first half of 2007. At June 30, 2007, loans in states other than New York, New Jersey and Connecticut comprised 8% of the total multi-family and commercial real estate loan portfolio. We could be subject to additional risks with respect to multi-family and commercial real estate lending in areas other than the New York metropolitan area as we have less experience in these areas with this type of lending and less direct oversight of the local market and the borrowers’ operations.

While we continue to originate multi-family and commercial real estate loans, we do not believe that recent market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. Additionally, as a result of the recent market pricing and the additional risks associated with these loans, we are currently only originating multi-family and commercial real estate loans in the New York metropolitan area. The market for multi-family and commercial real estate loans does and will continue to change. Changes in market conditions may result in our election to aggressively pursue the originations of such loans in the future, including our resumption of originations outside of the New York metropolitan area.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the OTS and by the Federal Deposit Insurance Corporation. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

On October 4, 2006, the Agencies published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

Currently, we originate both interest only and interest only reduced documentation loans. We do not originate negative amortization or payment option adjustable rate mortgage loans. Reduced documentation loans include stated income, full asset, or SIFA, loans; stated income, stated asset, or SISA, loans; and Super Streamline loans. SIFA and SISA loans require a prospective borrower to complete a standard mortgage loan application while the Super Streamline product requires the completion of an abbreviated application and is, in effect, considered a “no documentation” loan. During the first half of 2007, originations of interest only loans totaled $1.59 billion, of which $1.51 billion were one-to-four family loans and $81.5 million were multi-family and commercial real estate loans. Included in the interest only one-to-four family loan originations were $342.7 million of interest only reduced documentation loans, substantially all of which were SIFA loans. At June 30, 2007, our mortgage loan portfolio included $7.01 billion of one-to-four family interest only loans and

$602.3 million of multi-family and commercial real estate interest only loans. Non-performing interest only loans totaled $24.9 million at June 30, 2007.

We have evaluated the Guidance to determine our compliance and, as necessary, modified our risk management practices and underwriting guidelines. The guidance does not apply to all mortgage lenders with whom we compete for loans. Therefore, we cannot predict the impact the Guidance may have, if any, on our loan origination volumes in future periods.

For a summary of other risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2006 Annual Report on Form 10-K. There are no other material changes in risk factors relevant to our operations since December 31, 2006 except as discussed above.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

April 1, 2007 through April 30, 2007	160,000	$26.90	160,000	10,707,300
May 1, 2007 through May 31, 2007	440,000	$26.81	440,000	10,267,300
June 1, 2007 through June 30, 2007	150,000	$25.91	150,000	10,117,300

Total	750,000	$26.65	750,000

(1)

Includes 10,000,000 shares that may be purchased under the twelfth stock repurchase plan, approved by our Board of Directors on April 18, 2007, which will commence immediately following the completion of the eleventh stock repurchase plan.

All of the shares repurchased during the three months ended June 30, 2007 were repurchased under our eleventh stock repurchase plan, approved by our Board of Directors on December 21, 2005, which authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock then outstanding, through December 31, 2007 in open-market or privately negotiated transactions.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders, referred to as the Annual Meeting, was held May 16, 2007. At the Annual Meeting, our shareholders re-elected John J. Conefry, Jr. and Thomas V. Powderly as directors, each to serve for a three year term. In all cases, directors serve until their respective successors are duly elected and qualified. The shareholders also approved the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan and ratified our appointment of KPMG LLP as our independent registered public accounting firm for our 2007 fiscal year.

The number of votes cast with respect to each matter acted upon at the Annual Meeting was as follows:

(a)	Election of Directors:

	For	Withheld

John J. Conefry, Jr.	85,960,837	3,128,721
Thomas V. Powderly	78,153,485	10,936,073

There were no broker held non-voted shares represented at the meeting with respect to this proposal.

(b)	Approval of the Astoria Financial Corporation 2007 Non-Employee Director Stock Plan:

For:	47,961,494
Against:	28,895,450
Abstained:	839,970

There were 11,392,644 broker held non-voted shares represented at the meeting with respect to this proposal.

(c)	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm of Astoria Financial Corporation for the 2007 fiscal year:

For:	87,959,350
Against:	722,754
Abstained:	407,454

There were no broker held non-voted shares represented at the meeting with respect to this proposal.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit No.	Identification of Exhibit

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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

Astoria Financial Corporation

Dated: August 8, 2007	By: /s/	Monte N. Redman

Monte N. Redman Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Identification of Exhibit

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

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