Form 10-Q
period 2007-09-30
ASTORIA FINANCIAL CORP
filed 2007-11-08
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 OR

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
Large accelerated filer      X         Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES                     NO      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 31, 2007

.01 Par Value	96,035,932

PART I -- FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Financial Condition at September 30, 2007
	and December 31, 2006	2

	Consolidated Statements of Income for the Three and Nine Months
	Ended September 30, 2007 and September 30, 2006	3

	Consolidated Statement of Changes in Stockholders' Equity for the
	Nine Months Ended September 30, 2007	4

	Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2007 and September 30, 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	46

	PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

Signature		51

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition

	(Unaudited)
	At	At
(In Thousands, Except Share Data)	September 30, 2007	December 31, 2006

ASSETS:
Cash and due from banks	$123,314	$134,016
Repurchase agreements	34,143	71,694
Available-for-sale securities:
Encumbered	1,164,150	1,289,045
Unencumbered	194,212	271,280
	1,358,362	1,560,325
Held-to-maturity securities, fair value of $3,140,725 and $3,681,514, respectively:
Encumbered	3,069,897	3,442,079
Unencumbered	140,320	337,277
	3,210,217	3,779,356
Federal Home Loan Bank of New York stock, at cost	180,631	153,640
Loans held-for-sale, net	8,796	16,542
Loans receivable:
Mortgage loans, net	15,576,834	14,532,503
Consumer and other loans, net	376,445	439,188
	15,953,279	14,971,691
Allowance for loan losses	(78,254)	(79,942)
Loans receivable, net	15,875,025	14,891,749
Mortgage servicing rights, net	14,589	15,944
Accrued interest receivable	82,193	78,761
Premises and equipment, net	141,131	145,231
Goodwill	185,151	185,151
Bank owned life insurance	393,899	385,952
Other assets	138,651	136,158
Total assets	$21,746,102	$21,554,519

LIABILITIES:
Deposits:
Savings	$1,940,322	$2,129,416
Money market	352,858	435,657
NOW and demand deposit	1,442,840	1,496,986
Liquid certificates of deposit	1,463,845	1,447,462
Certificates of deposit	8,066,130	7,714,503
Total deposits	13,265,995	13,224,024
Reverse repurchase agreements	3,980,000	4,480,000
Federal Home Loan Bank of New York advances	2,553,000	1,940,000
Other borrowings, net	396,500	416,002
Mortgage escrow funds	167,431	132,080
Accrued expenses and other liabilities	177,501	146,659
Total liabilities	20,540,427	20,338,765

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (5,000,000 shares authorized;
none issued and outstanding)	-	-
Common stock, $.01 par value (200,000,000 shares authorized;
166,494,888 shares issued; and 96,203,234 and 98,211,827
shares outstanding, respectively)	1,665	1,665
Additional paid-in capital	842,339	828,940
Retained earnings	1,888,432	1,856,528
Treasury stock (70,291,654 and 68,283,061 shares, at cost, respectively)	(1,447,809)	(1,390,495)
Accumulated other comprehensive loss	(57,407)	(58,330)
Unallocated common stock held by ESOP (5,880,457 and 6,155,918
shares, respectively)	(21,545)	(22,554)
Total stockholders' equity	1,205,675	1,215,754
Total liabilities and stockholders' equity	$21,746,102	$21,554,519

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share Data)	2007	2006	2007	2006
Interest income:
Mortgage loans:
One-to-four family	$150,645	$127,735	$428,729	$378,226
Multi-family, commercial real
estate and construction	63,052	65,933	192,160	192,178
Consumer and other loans	7,472	9,099	23,478	26,918
Mortgage-backed and other securities	53,227	64,946	168,127	205,373
Federal funds sold and repurchase agreements	337	1,266	1,812	5,205
Federal Home Loan Bank of New York stock	2,899	2,049	8,246	5,535
Total interest income	277,632	271,028	822,552	813,435
Interest expense:
Deposits	116,950	102,103	341,404	275,357
Borrowings	79,505	78,258	229,553	234,549
Total interest expense	196,455	180,361	570,957	509,906
Net interest income	81,177	90,667	251,595	303,529
Provision for loan losses	500	-	500	-
Net interest income after provision for loan losses	80,677	90,667	251,095	303,529
Non-interest income:
Customer service fees	15,920	16,170	47,248	49,208
Other loan fees	1,153	983	3,481	2,755
Net gain on sales of securities	1,992	-	1,992	-
Mortgage banking income, net	155	181	1,995	3,810
Income from bank owned life insurance	4,238	3,957	12,728	12,063
Other	1,347	1,573	6,238	(348)
Total non-interest income	24,805	22,864	73,682	67,488
Non-interest expense:
General and administrative:
Compensation and benefits	30,587	27,584	91,757	86,423
Occupancy, equipment and systems	16,159	16,104	49,174	49,209
Federal deposit insurance premiums	388	414	1,202	1,263
Advertising	1,390	1,839	5,282	5,668
Other	8,020	7,374	24,956	22,280
Total non-interest expense	56,544	53,315	172,371	164,843
Income before income tax expense	48,938	60,216	152,406	206,174
Income tax expense	13,630	19,122	47,257	68,383
Net income	$35,308	$41,094	$105,149	$137,791
Basic earnings per common share	$0.39	$0.44	$1.16	$1.44
Diluted earnings per common share	$0.39	$0.43	$1.14	$1.40
Dividends per common share	$0.26	$0.24	$0.78	$0.72
Basic weighted average common shares	90,174,456	93,944,367	90,763,008	95,563,670
Diluted weighted average common and
common equivalent shares	91,543,600	96,489,271	92,420,702	98,137,080

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2007

							Unallocated
						Accumulated	Common
			Additional			Other	Stock
		Common	Paid-in	Retained	Treasury	Comprehensive	Held
(In Thousands, Except Share Data)	Total	Stock	Capital	Earnings	Stock	Loss	by ESOP

Balance at December 31, 2006	$1,215,754	$1,665	$828,940	$1,856,528	$(1,390,495)	$(58,330)	$(22,554)

Adjustment to retained earnings upon
adoption of EITF Issue No. 06-05 effective
January 1, 2007	(509)	-	-	(509)	-	-	-

Comprehensive income:
Net income	105,149	-	-	105,149	-	-	-
Other comprehensive (loss) income, net of tax:
Net unrealized loss on securities	(101)	-	-	-	-	(101)	-
Reclassification of prior service cost	222	-	-	-	-	222	-
Reclassification of net actuarial loss	658	-	-	-	-	658	-
Reclassification of loss on cash flow hedge	144	-	-	-	-	144	-
Comprehensive income	106,072

Common stock repurchased (2,500,000 shares)	(67,369)	-	-	-	(67,369)	-	-

Dividends on common stock ($0.78 per share)	(71,143)	-	-	(71,143)	-	-	-

Exercise of stock options and related tax
benefit (495,358 shares issued)	10,973	-	2,394	(1,553)	10,132	-	-

Forfeitures of restricted stock (3,951 shares)	-	-	117	(40)	(77)	-	-

Stock-based compensation and allocation
of ESOP stock	11,897	-	10,888	-	-	-	1,009
Balance at September 30, 2007	$1,205,675	$1,665	$842,339	$1,888,432	$(1,447,809)	$(57,407)	$(21,545)

See accompanying Notes to Consolidated Financial Statements.

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
(In Thousands)	2007	2006
Cash flows from operating activities:
Net income	$105,149	$137,791
Adjustments to reconcile net income to net cash provided by operating activities:
Net premium amortization on mortgage loans and mortgage-backed securities	13,314	10,644
Net amortization of deferred costs on consumer and other loans, other securities and borrowings	2,956	3,325
Net provision for loan and real estate losses	500	121
Depreciation and amortization	10,068	10,426
Net gain on sales of loans and securities	(3,312)	(1,683)
Originations of loans held-for-sale	(173,007)	(182,174)
Proceeds from sales and principal repayments of loans held-for-sale	182,087	192,922
Stock-based compensation and allocation of ESOP stock	11,897	9,629
Increase in accrued interest receivable	(3,432)	(23)
Mortgage servicing rights amortization, valuation allowance adjustments and capitalized amounts, net	1,355	335
Bank owned life insurance income and insurance proceeds received, net	(8,456)	727
Decrease (increase) in other assets	505	(8,730)
Increase in accrued expenses and other liabilities	32,660	15,396
Net cash provided by operating activities	172,284	188,706
Cash flows from investing activities:
Originations of loans receivable	(3,027,656)	(2,140,222)
Loan purchases through third parties	(320,810)	(266,085)
Principal payments on loans receivable	2,333,411	2,026,354
Proceeds from sales of non-performing loans	9,413	10,148
Purchases of securities available-for-sale	-	(25)
Principal payments on securities held-to-maturity	570,204	750,831
Principal payments on securities available-for-sale	201,966	233,158
Proceeds from sales of securities available-for-sale	2,218	-
Net (purchases) redemptions of FHLB-NY stock	(26,991)	5,898
Proceeds from sales of real estate owned, net	893	1,222
Purchases of premises and equipment, net of proceeds from sales	(5,968)	(5,009)
Net cash (used in) provided by investing activities	(263,320)	616,270
Cash flows from financing activities:
Net increase in deposits	41,971	366,551
Net decrease in borrowings with original terms of three months or less	(187,000)	(291,473)
Proceeds from borrowings with original terms greater than three months	2,700,000	550,000
Repayments of borrowings with original terms greater than three months	(2,420,000)	(1,374,000)
Net increase in mortgage escrow funds	35,351	40,887
Common stock repurchased	(67,369)	(195,661)
Cash dividends paid to stockholders	(71,143)	(68,948)
Cash received for options exercised	8,579	18,388
Excess tax benefits from share-based payment arrangements	2,394	4,638
Net cash provided by (used in) financing activities	42,783	(949,618)
Net decrease in cash and cash equivalents	(48,253)	(144,642)
Cash and cash equivalents at beginning of period	205,710	352,037
Cash and cash equivalents at end of period	$157,457	$207,395

Supplemental disclosures:
Cash paid during the period:
Interest	$560,226	$503,714
Income taxes	$43,823	$65,165
Additions to real estate owned	$4,602	$702

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

In our opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2007 and December 31, 2006, our results of operations for the three and nine months ended September 30, 2007 and 2006, changes in our stockholders’ equity for the nine months ended September 30, 2007 and our cash flows for the nine months ended September 30, 2007 and 2006. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of September 30, 2007 and December 31, 2006, and amounts of revenues and expenses in the consolidated statements of income for the three and nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

These consolidated financial statements should be read in conjunction with our December 31, 2006 audited consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K.

2. Earnings Per Share, or EPS

The following table is a reconciliation of basic and diluted EPS.

	For the Three Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS(1)	EPS	EPS(2)

Net income	$35,308	$35,308	$41,094	$41,094

Total weighted average basic
common shares outstanding	90,174	90,174	93,944	93,944
Effect of dilutive securities:
Options	-	1,222	-	2,500
Restricted stock	-	148	-	45
Total weighted average basic and
diluted common shares outstanding	90,174	91,544	93,944	96,489

Net earnings per common share	$0.39	$0.39	$0.44	$0.43

	For the Nine Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
(In Thousands, Except Per Share Data)	EPS	EPS(3)	EPS	EPS(2)

Net income	$105,149	$105,149	$137,791	$137,791

Total weighted average basic
common shares outstanding	90,763	90,763	95,564	95,564
Effect of dilutive securities:
Options	-	1,539	-	2,544
Restricted stock	-	119	-	29
Total weighted average basic and
diluted common shares outstanding	90,763	92,421	95,564	98,137

Net earnings per common share	$ 1.16	$ 1.14	$ 1.44	$ 1.40

(1)	Options to purchase 3,214,867 shares of common stock were outstanding for the three months ended September 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(2)	Options to purchase 1,224,100 shares of common stock were outstanding for the three and nine months ended September 30, 2006, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

(3)	Options to purchase 2,568,495 shares of common stock and 71,133 shares of unvested restricted stock were outstanding for the nine months ended September 30, 2007, but were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.

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

Mortgage Servicing Rights

We own rights to service mortgage loans for investors with aggregate unpaid principal balances of $1.29 billion at September 30, 2007 and $1.36 billion at December 31, 2006, which are not reflected in the accompanying consolidated statements of financial condition. We recognize as separate assets the rights to service mortgage loans. The right to service loans for others is generally obtained through the sale of loans with servicing retained. The initial recognition of originated MSR is measured at fair value. The fair value of MSR is estimated by reference to quoted market prices of similar loans sold servicing released. MSR are amortized in proportion to and over the period of estimated net servicing income. MSR are assessed for impairment based on fair value at each reporting date. MSR impairment, if any, is recognized in a valuation allowance through charges to earnings. Increases in the fair value of impaired MSR are recognized only up to the amount of the previously recognized valuation allowance. Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected.

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

At September 30, 2007, our MSR, net, had an estimated fair value of $14.6 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.52%, a weighted average constant prepayment rate on mortgages of 12.48% and a weighted average life of 5.5 years. At December 31, 2006, our MSR, net, had an estimated fair value of $16.0 million and were valued based on expected future cash flows considering a weighted average discount rate of 9.02%, a weighted average constant prepayment rate on mortgages of 13.23% and a weighted average life of 5.3 years.

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

MSR activity is summarized as follows:

(In Thousands)
Carrying amount before valuation allowance at January 1, 2007	$20,665
Additions - servicing obligations that result from
transfers of financial assets	1,005
Amortization	(2,645)
Carrying amount before valuation allowance at September 30, 2007	19,025
Valuation allowance at January 1, 2007	(4,721)
Recovery of valuation allowance	285
Valuation allowance at September 30, 2007	(4,436)
Net carrying amount at September 30, 2007	$14,589

Mortgage banking income, net, is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Loan servicing fees	$985	$1,073	$3,052	$3,392
Net gain on sales of loans	323	468	1,303	1,660
Amortization of MSR	(784)	(865)	(2,645)	(2,747)
(Provision for) recovery of valuation
allowance on MSR	(369)	(495)	285	1,505
Total mortgage banking income, net	$155	$181	$1,995	$3,810

Repurchase Agreements and Reverse Repurchase Agreements

We purchase securities under agreements to resell (repurchase agreements). These agreements represent short-term loans and are reflected as an asset in the consolidated statements of financial condition. Repurchase agreements totaled $34.1 million at September 30, 2007 and $71.7 million at December 31, 2006. We may sell, loan or otherwise dispose of such securities to other parties in the normal course of our operations. The same securities are to be resold at the maturity of the repurchase agreements. The fair value of the securities held under these agreements was $34.9 million as of September 30, 2007 and $72.6 million as of December 31, 2006. None of the securities held under repurchase agreements were sold or repledged at September 30, 2007 and December 31, 2006.

We enter into sales of securities under agreements to repurchase with selected dealers and banks (reverse repurchase agreements). Such agreements are accounted for as secured financing transactions since we maintain effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in our consolidated statements of financial condition. Reverse repurchase agreements totaled $3.98 billion at September 30, 2007 and $4.48 billion at December 31, 2006. The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell us the same securities at the maturities of the agreements. We retain the right of substitution of collateral throughout the terms of the agreements. The securities underlying the agreements are classified as encumbered securities in our consolidated statements of financial condition.

4. Pension Plans and Other Postretirement Benefits

The following tables set forth information regarding the components of net periodic cost for our defined benefit pension plans and other postretirement benefit plan.

			Other Postretirement
	Pension Benefits		Benefits
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Service cost	$829	$864	$116	$150
Interest cost	2,624	2,546	257	283
Expected return on plan assets	(3,211)	(3,039)	-	-
Amortization of prior service cost	92	92	42	42
Recognized net actuarial loss (gain)	477	796	(6)	-
Net periodic cost	$811	$1,259	$409	$475

			Other Postretirement
	Pension Benefits		Benefits
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Service cost	$2,486	$2,593	$348	$450
Interest cost	7,873	7,638	770	849
Expected return on plan assets	(9,635)	(9,117)	-	-
Amortization of prior service cost	276	276	126	126
Recognized net actuarial loss (gain)	1,433	2,390	(17)	-
Net periodic cost	$2,433	$3,780	$1,227	$1,425

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

At January 1, 2007, we had $9.9 million of net unrecognized tax benefits, all of which would affect our effective income tax rate if recognized. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007, we had $3.5 million of such accrued interest payable in addition to our liability for unrecognized tax benefits. During the nine months ended September 30, 2007, we accrued $1.2 million in interest as part of our income tax expense. During the three months ended September 30, 2007, unrecognized tax benefits and related accrued interest were reduced by $3.6 million, with a corresponding reduction in income tax expense, as a result of a lapse in the applicable statute of limitations. It is reasonably possible that a decrease in net unrecognized tax benefits of approximately $3.3 million may occur within the next twelve months as a result of lapses in applicable statutes of limitations.

6. Goodwill Litigation

We are a party to two actions against the United States, involving assisted acquisitions made in the early 1980’s and supervisory goodwill accounting utilized in connection therewith, or goodwill litigation, which could result in a gain.

In one of the actions, entitled The Long Island Savings Bank, FSB et al vs. The United States, or the LISB goodwill litigation, the U.S. Court of Federal Claims rendered a decision on September 15, 2005 awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the United States Court of Appeals for the Federal Circuit, or Court of Appeals, reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the appellate court returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the U.S. Court of Federal Claims. We have again filed with the court a petition for rehearing or rehearing en banc.

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

The past several months have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the softening of the real estate and housing market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. Our loss experience in 2007 has been relatively consistent with our experience over the past several years and in recent years has been primarily attributable to a small number of loans. Additionally, we continue to adhere to prudent underwriting standards. However, based on our evaluation of the foregoing factors, and in recognition of the recent increases in non-performing loans and net loan charge-offs, our 2007 third quarter analyses indicated that a modest provision for loan losses was warranted for the period ended September 30, 2007.

Although these market conditions have generally had a negative impact on a majority of mortgage industry participants, they have also provided positive opportunities for prime portfolio lenders like us. The recent dislocations in the secondary residential mortgage market have led to fewer participants, and thus less competition in mortgage originations, stricter underwriting standards and wider pricing spreads. We expect these conditions will enable us to continue to grow our one-to-four family mortgage loan portfolio while enhancing our credit quality standards.

The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis during the third quarter. In response to the liquidity and credit crisis and potential impact on the overall economy, the Federal Open Market Committee, or FOMC, reduced the Discount Rate and Federal Funds Rate by 50 basis points during the 2007 third quarter. These decreases in short-term interest rates have resulted in a more positively sloped yield curve. If this pattern of yield curve steepening continues, it should result in greater opportunities for earning asset growth and the eventual expansion of our net interest margin. The flat-to-inverted yield curve which existed throughout 2006 and into the first half of 2007 limited profitable growth opportunities. We continue to pursue our strategy of emphasizing deposit and loan growth while reducing the securities portfolio through normal cash flow.

Our total loan portfolio increased during the nine months ended September 30, 2007. This increase is primarily due to an increase in one-to-four family mortgage loans as a result of strong loan originations and purchases in 2007, due to our competitive pricing and the previously discussed recent dislocations in the secondary residential mortgage market.

Total deposits increased during the nine months ended September 30, 2007. This increase was primarily attributable to the growth of our certificates of deposit and our Liquid certificates of deposit, or Liquid CDs, during the first half of 2007 resulting from the success of our marketing efforts and competitive pricing strategies which have focused on attracting and retaining these types of deposits. During the 2007 third quarter, as short-term market interest rates declined, retail deposit pricing remained at higher levels as certain financial institutions attempted to sustain their liquidity by offering deposit products with rates well above the market. We have chosen to maintain our deposit pricing discipline, and instead have taken advantage of lower cost borrowings for funding some of our loan growth in the third quarter.

Our securities portfolio decreased from December 31, 2006, which is consistent with our strategy of reducing this portfolio through normal cash flow, as we remain focused on originations of mortgage loans and growth in our loan portfolio. Our borrowings portfolio increased from December 31, 2006, primarily as a result of our use of lower cost borrowings to fund some of our loan growth during the 2007 third quarter.

Net income, the net interest margin and the net interest rate spread for the three and nine months ended September 30, 2007 decreased compared to the three and nine months ended September 30, 2006. The decreases in net income were primarily due to decreases in net interest income and increases in non-interest expense, partially offset by increases in non-interest income. The decreases in net interest income, as well as the decreases in the net interest margin and the net interest rate spread, were primarily the result of increases in interest expense. The interest rate environment, characterized by a flat-to-inverted yield curve during 2006 and in the first half of 2007, coupled with a very competitive environment for deposits and rising interest rates, resulted in significant increases in the costs of our certificates of deposits, Liquid CDs and borrowings. The increases in non-interest expense were primarily due to increases in compensation and benefits expense and other non-interest expense. The increase in non-interest income for the three months ended September 30, 2007 was primarily due to a net gain on sales of securities in the 2007 third quarter. The increase in non-interest income for the nine months ended September 30, 2007 was primarily due to an increase in other non-interest income, resulting from the $5.5 million charge for the termination of our interest rate swap agreements in March 2006, and the net gain on sales of securities, partially offset by decreases in customer service fees and mortgage banking income, net.

The recent decrease in short-term interest rates has produced a more positively sloped U.S. Treasury yield curve, and a more favorable operating environment for us going forward. We expect the yield curve to remain positively sloped for the remainder of 2007 and 2008, which should result in earning asset growth and an expansion of our net interest margin in 2008. Our focus going forward will be to continue to capitalize on the secondary residential mortgage market dislocations, which we believe will produce robust quality loan growth. Deposit growth will remain a focus; however, in the near term, if competitive pricing pressures continue, we may continue to fund some of our loan growth with lower cost borrowings and normal cash flow from the securities portfolio. We expect to continue to maintain tangible capital levels between 4.50% and 4.75% .

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

Critical Accounting Policies

Note 1 of Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of our 2006 Annual Report on Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and this report, contains a summary of our significant accounting policies. Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of MSR and judgments regarding goodwill and securities impairment are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in our results of operations or financial condition. These critical accounting policies are reviewed quarterly with the Audit Committee of our Board of Directors. The following description of these policies should be read in conjunction with the corresponding section of our 2006 Annual Report on Form 10-K.

Allowance for Loan Losses

Our allowance for loan losses is established and maintained through a provision for loan losses based on our evaluation of the probable inherent losses in our loan portfolio. We evaluate the adequacy of our allowance on a quarterly basis. The allowance is comprised of both specific valuation allowances and general valuation allowances.

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

Loan reviews are completed quarterly for all loans individually classified by the Asset Classification Committee. Individual loan reviews are generally completed annually for multi-family, commercial real estate and construction loans in excess of $2.5 million, commercial business loans in excess of $200,000, one-to-four family loans in excess of $1.0 million and debt restructurings. In addition, we generally review annually at least fifty percent of the outstanding balances of multi-family, commercial real estate and construction loans to single borrowers with concentrations in excess of $2.5 million.

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history. Updated estimates of value are obtained when loans are individually classified by our Asset Classification Committee as either substandard or doubtful, as well as special mention and watch list loans in excess of $2.5 million. For loans meeting these criteria, we update our estimate of the value of the property securing the loan through either an updated appraisal, a visual inspection of the property or a market analysis of comparable homes in the area. For multi-family and commercial real estate loans, we may also perform a cash flow analysis for the property based on current operating financial statements. Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values, the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt. For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered. These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and the existence of personal guarantees. We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances. The Office of Thrift Supervision, or OTS, periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. The determination of the adequacy of the valuation allowance takes into consideration a variety of factors. We segment our loan portfolio into like categories by composition and size and perform analyses against each category. These include historical loss experience and delinquency levels and trends. We analyze our historical loan loss experience by category (loan type) over 3, 5, 10, 12 and 16-year periods. Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons. The resulting range of allowance percentages is used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio. We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio, as well as our credit administration and asset management philosophies and procedures. In determining our allowance coverage percentages for non-performing loans, we consider our historical loss experience with respect to the ultimate disposition of the underlying collateral. In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio. We also evaluate and consider the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data and any comments from the OTS resulting from their review of our general valuation allowance methodology during regulatory examinations. Our focus, however, is primarily on our historical loss experience and the impact of current economic conditions. After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.

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

Our loss experience in 2007 has been consistent with our experience over the past several years and in recent years has been primarily attributable to a small number of loans. Our 2007 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances. Accordingly, such analyses did not indicate that any material changes in our allowance coverage percentages were required. However, our recent increases in non-performing loans and net loan charge-offs for the 2007 third quarter resulted in a determination to record a provision for loan losses. The balance of our allowance for loan losses represents management’s estimate of the probable inherent losses in our loan portfolio at September 30, 2007 and December 31, 2006.

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

As previously discussed, the fair value of MSR is highly sensitive to changes in assumptions. Assuming an increase in interest rates of 100 basis points at September 30, 2007, the estimated fair value of our MSR would have been $1.9 million greater. Assuming a decrease in interest rates of 100 basis points at September 30, 2007, the estimated fair value of our MSR would have been $3.8 million lower.

For additional information regarding the assumptions used to value our MSR as well as the impact of changes in those assumptions, see Note 3 of Notes to Consolidated Financial Statements in Item 1. “Financial Statements (Unaudited).”

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At September 30, 2007, the carrying amount of our goodwill totaled $185.2 million. When performing the impairment test, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.

On September 30, 2007 we performed our annual goodwill impairment test. We determined the fair value of our reporting unit to be in excess of its carrying amount by $1.35 billion, using the quoted market price of our common stock on our impairment testing date as the basis for determining the fair value. Accordingly, as of our annual impairment test date, there was no indication of goodwill impairment. We would test our goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

Securities Impairment

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders’ equity. Debt securities which we have the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. The fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service. We use third party brokers to obtain prices for a small portion of the portfolio that we are not able to price using our third party pricing service.

Our investment portfolio is comprised primarily of fixed rate mortgage-backed securities guaranteed by a government sponsored enterprise, or GSE, as issuer. GSE issuance mortgage-backed securities comprised 91% of our securities portfolio at September 30, 2007. Non-GSE issuance mortgage-backed securities at September 30, 2007 comprised 6% of our securities portfolio and had an amortized cost of $282.1 million, 15% of which are classified as available-for-sale and 85% of which are classified as held-to-maturity. Based on the disclosure documents for our non-GSE issuance securities, none were backed by pools consisting primarily of subprime mortgage loans. Our non-GSE issuance securities have either a AAA credit rating or an insurance wrap and they perform similarly to our GSE issuance securities. While the recent mortgage market conditions reflecting credit quality concerns might significantly impact lower grade securities, the impact on our non-GSE securities has not been significant. Based on the high quality of our investment portfolio, we do not believe that current market conditions will significantly impact the pricing of our portfolio or our ability to obtain reliable prices.

The fair value of our investment portfolio is primarily impacted by changes in interest rates. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. At September 30, 2007, we had 218 securities with an estimated fair value totaling $4.40 billion which had an unrealized loss totaling $138.3 million, substantially all of which have been in a continuous unrealized loss position for more than twelve months. Substantially all of these securities are guaranteed by a GSE as issuer. At September 30, 2007, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the estimated remaining life and high credit quality of the investments and our ability and intent to hold these investments until there is a full recovery of the unrealized loss, which may be until maturity. There were no other-than-temporary impairment write-downs during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our primary source of funds is cash provided by principal and interest payments on loans and securities. The most significant liquidity challenge we face is the variability in cash flows as a result of changes in mortgage refinance activity. Principal payments on loans and securities totaled $3.11 billion for the nine months ended September 30, 2007 and $3.01 billion for the nine months ended September 30, 2006. The net increase in loan and securities repayments was primarily the result of an increase in loan repayments for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, partially offset by a decrease in securities repayments.

In addition to cash provided by principal and interest payments on loans and securities, our other sources of funds include cash provided by operating activities, deposits and borrowings. Net cash provided by operating activities totaled $172.3 million for the nine months ended September 30, 2007 and $188.7 million for the nine months ended September 30, 2006. Deposits increased $42.0 million during the nine months ended September 30, 2007 and $366.6 million during the nine months ended September 30, 2006. The net increases in deposits for the nine months ended September 30, 2007 and 2006 are primarily attributable to increases in certificates of deposit and Liquid CDs during 2006 and the first half of 2007 as a result of the success of our marketing efforts and competitive pricing strategies which have focused on attracting these types of deposits. During the 2007 third quarter, as short-term market interest rates declined, retail deposit pricing remained at higher levels. We have maintained our deposit pricing discipline, which has resulted in net deposit outflows, and instead have taken advantage of lower cost borrowings for funding some of our loan growth in the third quarter.

Net borrowings increased $93.5 million during the nine months ended September 30, 2007 and decreased $1.12 billion during the nine months ended September 30, 2006. The increase in net borrowings during the nine months ended September 30, 2007 is a result of our use of lower cost borrowings to fund some of our loan growth in the 2007 third quarter. The decrease in net borrowings during the nine months ended September 30, 2006 reflects our strategy of reducing the securities and borrowings portfolios through normal cash flow in response to the flat-to-inverted U.S. Treasury yield curve during that time.

Our primary use of funds is for the origination and purchase of mortgage loans. Gross mortgage loans originated and purchased during the nine months ended September 30, 2007 totaled $3.35 billion, of which $3.03 billion were originations and $317.4 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended

September 30, 2006 totaling $2.36 billion, of which $2.10 billion were originations and $263.3 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $171.5 million during the nine months ended September 30, 2007 and $180.7 million during the nine months ended September 30, 2006. The increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, primarily as a result of mortgage refinance opportunities, our competitive pricing and the recent dislocations in the secondary residential mortgage market, partially offset by a decrease in multi-family and commercial real estate loan originations. Although we remain focused on the origination of one-to-four family, multi-family and commercial real estate loans, we do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending and are currently only originating multi-family and commercial real estate loans in the New York metropolitan area which includes New York, New Jersey and Connecticut.

We maintain liquidity levels to meet our operational needs in the normal course of our business. The levels of our liquid assets during any given period are dependent on our operating, investing and financing activities. Cash and due from banks and repurchase agreements, our most liquid assets, totaled $157.5 million at September 30, 2007 and $205.7 million at December 31, 2006. At September 30, 2007, we have $2.63 billion in borrowings with a weighted average rate of 4.80% maturing over the next twelve months. We have the flexibility to either repay or rollover these borrowings as they mature. The previously discussed recent disruption in the credit markets has not impacted our ability to engage in ordinary course borrowings. In addition, we have $7.03 billion in certificates of deposit and Liquid CDs with a weighted average rate of 4.72% maturing over the next twelve months.

The following table details our borrowing, certificate of deposit and Liquid CD maturities and their weighted average rates at September 30, 2007.

				Certificates of Deposit
	Borrowings			and Liquid CDs
			Weighted		Weighted
			Average		Average
(Dollars in Millions)	Amount		Rate	Amount	Rate

Contractual Maturity:
Within six months	$928	(1)	3.84%	$4,113	4.57%
Seven to twelve months	1,700	(2)	5.32	2,914	4.94
Thirteen to thirty-six months	1,200		4.30	2,117	4.79
Thirty-seven to sixty months	775	(3)	4.59	373	4.98
Over five years	2,329	(4)	4.77	13	4.26
Total	$6,932		4.68%	$9,530	4.75%

(1)	Includes $378.0 million of overnight and other short-term borrowings with a weighted average rate of 4.84%.

(2)	Includes $1.58 billion of borrowings, with a weighted average rate of 5.34%, which are callable by the counterparty within the next six months.

(3)	Includes $100.0 million of borrowings, with a rate of 5.02%, which are callable by the counterparty within seven to twelve months and at various times thereafter and $675.0 million of borrowings with a weighted average rate of 4.53%, which are callable by the counterparty within the next thirteen to thirty-six months.

(4)	Includes $1.00 billion of borrowings, with a weighted average rate of 4.22%, which are callable by the counterparty within the next six months and at various times thereafter and $950.0 million of borrowings, with a weighted average rate of 4.42%, which are callable by the counterparty within thirteen to thirty-six months and at various times thereafter.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of trust preferred securities and senior debt. Holding company debt obligations are included in other borrowings. Our ability to continue to access the capital markets for additional financing at favorable terms may be limited by, among other things, market demand, interest rates, our capital levels, Astoria Federal’s ability to pay dividends to Astoria Financial Corporation, our credit profile and ratings and our business model. We do not believe that the previously discussed recent disruption in the credit markets will materially impact our ability to access the capital markets.

Astoria Financial Corporation’s primary uses of funds include payment of dividends, payment of principal and interest on its debt obligations and repurchases of common stock. Astoria Financial Corporation paid principal and interest on its debt obligations totaling $36.3 million during the nine months ended September 30, 2007. Our payment of dividends and repurchases of our common stock totaled $138.5 million during the nine months ended September 30, 2007. Our ability to pay dividends, service our debt obligations and repurchase common stock is dependent primarily upon receipt of capital distributions from Astoria Federal. Since Astoria Federal is a federally chartered savings association, there are limits on its ability to make distributions to Astoria Financial Corporation. During the nine months ended September 30, 2007, Astoria Federal paid dividends to Astoria Financial Corporation totaling $126.0 million.

On September 4, 2007, we paid a quarterly cash dividend of $0.26 per share on shares of our common stock outstanding as of the close of business on August 15, 2007 totaling $23.5 million. On October 17, 2007, we declared a quarterly cash dividend of $0.26 per share on shares of our common stock payable on December 3, 2007 to stockholders of record as of the close of business on November 15, 2007.

During the quarter ended September 30, 2007, we completed our eleventh stock repurchase plan, which was approved by our Board of Directors on December 21, 2005 and authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. Stock repurchases under our twelfth stock repurchase plan commenced immediately following the completion of our eleventh stock repurchase plan on July 30, 2007. Under these plans, during the nine months ended September 30, 2007, we repurchased 2,500,000 shares of our common stock, at an aggregate cost of $67.4 million, of which 632,700 shares were acquired pursuant to our twelfth stock repurchase plan. For further information on our common stock repurchases, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

See “Financial Condition” for a further discussion of the changes in stockholders’ equity.

At September 30, 2007, Astoria Federal’s capital levels exceeded all of its regulatory capital requirements with a tangible capital ratio of 6.60%, leverage capital ratio of 6.60% and total risk-based capital ratio of 12.08% .. The minimum regulatory requirements are a tangible capital ratio of 1.50%, leverage capital ratio of 4.00% and total risk-based capital ratio of 8.00% . As of September 30, 2007, Astoria Federal continues to be a “well capitalized” institution.

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

Lending commitments include commitments to originate and purchase loans and commitments to fund unused lines of credit. Additionally, in connection with our mortgage banking activities, we have commitments to fund loans held-for-sale and commitments to sell loans which are considered derivative instruments. Commitments to sell loans totaled $28.2 million at September 30, 2007. The fair values of our mortgage banking derivative instruments are immaterial to our financial condition and results of operations. We also have contractual obligations related to operating lease commitments which have not changed significantly from December 31, 2006.

The following table details our contractual obligations at September 30, 2007.

	Payments due by period
		Less than	One to	Three to	More than
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations:
Borrowings with original terms greater than three months	$6,553,866	$2,250,000	$1,200,000	$775,000	$2,328,866
Commitments to originate and purchase loans (1)	564,723	564,723	-	-	-
Commitments to fund unused lines of credit (2)	402,579	402,579	-	-	-
Total	$7,521,168	$3,217,302	$1,200,000	$775,000	$2,328,866

(1)	Commitments to originate and purchase loans include commitments to originate loans held-for-sale of $26.7 million.

(2)	Unused lines of credit relate primarily to home equity lines of credit.

In addition to the contractual obligations previously discussed, we have contingent liabilities related to assets sold with recourse and standby letters of credit. Contingent liabilities related to assets sold with recourse and standby letters of credit as of September 30, 2007 have not changed significantly from December 31, 2006.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Part II, Item 7, “MD&A,” in our 2006 Annual Report on Form 10-K.

Loan Portfolio

The following table sets forth the composition of our loans receivable portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

	At September 30, 2007		At December 31, 2006
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total
Mortgage loans (gross):
One-to-four family	$11,349,658	71.65%	$10,214,146	68.67%
Multi-family	2,989,024	18.87	2,987,531	20.09
Commercial real estate	1,044,288	6.59	1,100,218	7.40
Construction	89,397	0.56	140,182	0.94
Total mortgage loans	15,472,367	97.67	14,442,077	97.10
Consumer and other loans (gross):
Home equity	331,724	2.09	392,141	2.64
Commercial	21,965	0.14	22,262	0.15
Other	16,031	0.10	16,387	0.11
Total consumer and other loans	369,720	2.33	430,790	2.90
Total loans (gross)	15,842,087	100.00%	14,872,867	100.00%
Net unamortized premiums and
deferred loan costs	111,192		98,824
Total loans	15,953,279		14,971,691
Allowance for loan losses	(78,254)		(79,942)
Total loans, net	$15,875,025		$14,891,749

Securities Portfolio

The following table sets forth the amortized cost and estimated fair value of securities available-for-sale and held-to-maturity at the dates indicated.

	At September 30, 2007		At December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
Mortgage-backed securities:
REMICs and CMOs (1):
GSE issuance	$1,223,679	$1,162,756	$1,386,136	$1,315,254
Non-GSE issuance	43,021	40,542	51,111	47,905
GSE pass-through certificates	54,351	55,195	64,995	65,956
Total mortgage-backed securities	1,321,051	1,258,493	1,502,242	1,429,115
FHLMC and FNMA preferred stock	103,495	99,319	123,495	130,217
Other securities	550	550	1,001	993
Total securities available-for-sale	$1,425,096	$1,358,362	$1,626,738	$1,560,325
Securities held-to-maturity:
Mortgage-backed securities:
REMICs and CMOs:
GSE issuance	$2,952,112	$2,890,101	$3,474,662	$3,386,413
Non-GSE issuance	239,128	231,586	283,017	273,394
GSE pass-through certificates	2,309	2,378	3,484	3,570
Total mortgage-backed securities	3,193,549	3,124,065	3,761,163	3,663,377
Obligations of states and political sub-
divisions and corporate debt securities	16,668	16,660	18,193	18,137
Total securities held-to-maturity	$3,210,217	$3,140,725	$3,779,356	$3,681,514

(1) Real estate mortgage investment conduits and collateralized mortgage obligations

Comparison of Financial Condition as of September 30, 2007 and December 31, 2006 and Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006

Financial Condition

Total assets increased $191.6 million to $21.75 billion at September 30, 2007, from $21.55 billion at December 31, 2006. The increase in total assets primarily reflects an increase in loans receivable, partially offset by a decrease in securities.

Our total loan portfolio increased $981.6 million to $15.95 billion at September 30, 2007, from $14.97 billion at December 31, 2006. This increase was primarily the result of an increase in our mortgage loan portfolio. Mortgage loans, net, increased $1.05 billion to $15.58 billion at September 30, 2007, from $14.53 billion at December 31, 2006. This increase was primarily due to an increase in our one-to-four family mortgage loan portfolio. Gross mortgage loans originated and purchased during the nine months ended September 30, 2007 totaled $3.35 billion, of which $3.03 billion were originations and $317.4 million were purchases. This compares to gross mortgage loans originated and purchased during the nine months ended September 30, 2006 totaling $2.36 billion, of which $2.10 billion were originations and $263.3 million were purchases. Total mortgage loans originated include originations of loans held-for-sale totaling $171.5 million during the nine months ended September 30, 2007 and $180.7 million during the nine months ended September 30, 2006. As previously discussed, the increase in mortgage loan originations is the result of an increase in one-to-four family loan originations, partially offset by a decrease in multi-family and commercial real estate loan originations. Mortgage loan repayments increased to $2.15 billion for the nine months ended September 30, 2007, from $1.81 billion for the nine months ended September 30, 2006.

Our mortgage loan portfolio, as well as our originations and purchases, continue to consist primarily of one-to-four family mortgage loans. Our one-to-four family mortgage loans increased $1.14 billion to $11.35 billion at September 30, 2007, from $10.21 billion at December 31, 2006, and represented 71.7% of our total loan portfolio at September 30, 2007. One-to-four family loan originations and purchases totaled $3.00 billion for the nine months ended September 30, 2007 and $1.78 billion for the nine months ended September 30, 2006. The increase in one-to-four family loan originations is primarily attributable to mortgage refinance opportunities, our competitive pricing and the recent dislocations in the secondary residential mortgage market, as previously discussed.

Our multi-family mortgage loan portfolio totaled $2.99 billion at September 30, 2007 and at December 31, 2006. Our commercial real estate loan portfolio decreased $55.9 million to $1.04 billion at September 30, 2007, from $1.10 billion at December 31, 2006. Multi-family and commercial real estate loan originations totaled $344.4 million for the nine months ended September 30, 2007 and $559.4 million for the nine months ended September 30, 2006. As previously discussed, we do not believe that current market pricing for multi-family and commercial real estate loans supports aggressively pursuing such loans given the additional risks associated with this type of lending. At September 30, 2007, the average loan balance within our combined multi-family and commercial real estate loan portfolio continues to be less than $1.0 million and the average loan-to-value ratio, based on current principal balance and original appraised value, continues to be less than 65%.

Our construction loan portfolio decreased $50.8 million to $89.4 million at September 30, 2007, from $140.2 million at December 31, 2006. This decrease is primarily the result of our decision to not aggressively pursue these types of loans in the current real estate market. Our consumer and other loan portfolio decreased $61.1 million to $369.7 million at September 30, 2007, from $430.8 million at December 31, 2006. This decrease is primarily the result of a decline in consumer demand for home equity lines of credit resulting from increases in the prime rate during the first half of 2006.

Securities decreased $771.1 million to $4.57 billion at September 30, 2007, from $5.34 billion at December 31, 2006. This decrease, which reflects our previously discussed strategy of reducing the securities portfolio, was primarily the result of principal payments received. At September 30, 2007, our securities portfolio is comprised primarily of fixed rate REMIC and CMO securities. The amortized cost of our fixed rate REMICs and CMOs totaled $4.45 billion at September 30, 2007, and had a weighted average coupon of 4.27%, a weighted average collateral coupon of 5.73% and a weighted average life of 3.4 years.

Deposits increased $42.0 million to $13.27 billion at September 30, 2007, from $13.22 billion at December 31, 2006, primarily due to increases in certificates of deposit and Liquid CDs, substantially offset by decreases in savings, money market and NOW and demand deposit accounts.

Certificates of deposit increased $351.6 million to $8.07 billion at September 30, 2007, from $7.71 billion at December 31, 2006. Liquid CDs increased $16.4 million to $1.46 billion at September 30, 2007, from $1.45 billion at December 31, 2006. Our certificates of deposit and Liquid CDs increased primarily as a result of the continued success of our marketing efforts and competitive pricing strategies during the first half of 2007. We continue to experience intense competition for deposits. During the 2007 third quarter, as short-term market interest rates declined, retail deposit pricing remained at higher levels. In response, we have taken advantage of lower cost borrowings for funding some of our loan growth in the third quarter, which has resulted in net deposit outflows. Savings accounts decreased $189.1 million since December 31, 2006 to $1.94 billion at September 30, 2007. Money market accounts decreased $82.8 million since December 31, 2006 to $352.9 million at September 30, 2007. NOW and demand deposit accounts decreased $54.1 million since December 31, 2006 to $1.44 billion at September 30, 2007. The decreases in savings, money market and NOW and demand deposits accounts for the nine months ended September 30, 2007 were significantly lower than the decreases we had experienced during the nine months ended September 30, 2006.

Total borrowings, net, increased $93.5 million to $6.93 billion at September 30, 2007, from $6.84 billion at December 31, 2006, primarily due to an increase in Federal Home Loan Bank of New York, or FHLB-NY, advances, partially offset by a decrease in reverse repurchase agreements. The net increase in total borrowings is a result of our use of lower cost borrowings to fund some of our loan growth in the 2007 third quarter. For additional information, see “Liquidity and Capital Resources.”

Stockholders' equity decreased $10.1 million to $1.21 billion at September 30, 2007, from $1.22 billion at December 31, 2006. The decrease in stockholders’ equity was the result of dividends declared of $71.1 million and common stock repurchased of $67.4 million. These decreases were partially offset by net income of $105.1 million, stock-based compensation and the allocation of shares held by the employee stock ownership plan, or ESOP, of $11.9 million and the effect of stock options exercised and related tax benefit of $11.0 million.

Results of Operations

General

Net income for the three months ended September 30, 2007 decreased $5.8 million to $35.3 million, from $41.1 million for the three months ended September 30, 2006. Diluted earnings per common share decreased to $0.39 per share for the three months ended September 30, 2007, from $0.43 per share for the three months ended September 30, 2006. Return on average assets decreased to 0.66% for the three months ended September 30, 2007, from 0.76% for the three months ended September 30, 2006. Return on average stockholders’ equity decreased to 11.82% for the three months ended September 30, 2007, from 13.06% for the three months ended September 30, 2006. Return on average tangible stockholders’ equity, which represents average stockholders’ equity less average goodwill, decreased to 13.99% for the three months ended September 30, 2007, from 15.31% for the three months ended September 30, 2006.

Net income for the nine months ended September 30, 2007 decreased $32.7 million to $105.1 million, from $137.8 million for the nine months ended September 30, 2006. Diluted earnings per common share decreased to $1.14 per share for the nine months ended September 30, 2007, from $1.40 per share for the nine months ended September 30, 2006. Return on average assets decreased to 0.65% for the nine months ended September 30, 2007, from 0.84% for the nine months ended September 30, 2006. Return on average stockholders’ equity decreased to 11.67% for the nine months ended September 30, 2007, from 14.27% for the nine months ended September 30, 2006. Return on average tangible stockholders’ equity decreased to 13.79% for the nine months ended September 30, 2007, from 16.67% for the nine months ended September 30, 2006. The decreases in the returns on average assets, average stockholders’ equity and average tangible stockholders’ equity for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006, were primarily due to the decreases in net income.

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

For the three months ended September 30, 2007, net interest income decreased $9.5 million to $81.2 million, from $90.7 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net interest income decreased $51.9 million to $251.6 million, from $303.5 million for the nine months ended September 30, 2006. The decreases in net interest income for the three and nine months ended September 30, 2007 were primarily the result of increases in interest expense due to the upward repricing of our liabilities which are more sensitive to increases in interest rates than our assets, partially offset by increases in interest income. While the U.S. Treasury yield curve remained flat-to-inverted during 2006 and the first half of 2007, it did so at progressively higher levels of interest rates. These higher interest rates, coupled with a very competitive environment for deposits, resulted in significant increases in the costs of our certificates of deposit, Liquid CDs and borrowings.

The net interest margin decreased to 1.58% for the three months ended September 30, 2007, from 1.75% for the three months ended September 30, 2006, and decreased to 1.63% for the nine months ended September 30, 2007, from 1.93% for the nine months ended September 30, 2006. The net interest rate spread decreased to 1.46% for the three months ended September 30, 2007 from 1.64% for the three months ended September 30, 2006, and decreased to 1.52% for the nine months ended September 30, 2007, from 1.83% for the nine months ended September 30, 2006. The decreases in the net interest margin and the net interest rate spread were primarily due to the cost of our interest-bearing liabilities rising more rapidly than the yield on our interest-earning assets. Our borrowings, Liquid CDs and certificates of deposit reprice more frequently, reflecting increases in interest rates more rapidly, than our mortgage loans and securities which have longer repricing intervals and terms. In addition, the average balances of our Liquid CDs and certificates of deposit, which have a higher average cost than our other deposit products, have increased significantly. The average balance of net interest-earning assets decreased $34.1 million to $605.2 million for the three months ended September 30, 2007, from $639.3 million for the three months ended September 30, 2006, and $50.2 million to $608.9 million for the nine months ended September 30, 2007, from $659.1 million for the nine months ended September 30, 2006.

The changes in average interest-earning assets and interest-bearing liabilities and their related yields and costs are discussed in greater detail under “Interest Income” and “Interest Expense.”

Analysis of Net Interest Income

The following tables set forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three and nine months ended September 30, 2007 and 2006. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended September 30,
			2007				2006
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$11,171,094		$150,645	5.39%	$9,952,037		$127,735	5.13%
Multi-family, commercial
real estate and construction	4,154,097		63,052	6.07	4,268,318		65,933	6.18
Consumer and other loans (1)	384,019		7,472	7.78	468,436		9,099	7.77
Total loans	15,709,210		221,169	5.63	14,688,791		202,767	5.52
Mortgage-backed and
other securities (2)	4,711,162		53,227	4.52	5,774,554		64,946	4.50
Repurchase agreements	25,631		337	5.26	95,969		1,266	5.28
FHLB-NY stock	166,938		2,899	6.95	142,998		2,049	5.73
Total interest-earning assets	20,612,941		277,632	5.39	20,702,312		271,028	5.24
Goodwill	185,151				185,151
Other non-interest-earning assets	749,522				778,978
Total assets	$21,547,614				$21,666,441

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$1,983,161		2,016	0.41	$2,277,608		2,309	0.41
Money market	365,919		926	1.01	506,959		1,281	1.01
NOW and demand deposit	1,453,669		214	0.06	1,482,642		218	0.06
Liquid CDs	1,570,599		18,501	4.71	1,243,914		15,184	4.88
Total core deposits	5,373,348		21,657	1.61	5,511,123		18,992	1.38
Certificates of deposit	7,946,982		95,293	4.80	7,505,903		83,111	4.43
Total deposits	13,320,330		116,950	3.51	13,017,026		102,103	3.14
Borrowings	6,687,400		79,505	4.76	7,045,962		78,258	4.44
Total interest-bearing liabilities	20,007,730		196,455	3.93	20,062,988		180,361	3.60
Non-interest-bearing liabilities	345,377				344,467
Total liabilities	20,353,107				20,407,455
Stockholders' equity	1,194,507				1,258,986
Total liabilities and stockholders'
equity	$21,547,614				$21,666,441

Net interest income/net interest
rate spread (3)			$81,177	1.46%			$90,667	1.64%

Net interest-earning assets/net
interest margin (4)	$605,211			1.58%	$639,324			1.75%

Ratio of interest-earning assets
to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30,
			2007				2006
				Average				Average
	Average			Yield/	Average			Yield/
(Dollars in Thousands)	Balance		Interest	Cost	Balance		Interest	Cost
				(Annualized)				(Annualized)
Assets:
Interest-earning assets:
Mortgage loans (1):
One-to-four family	$10,771,698		$428,729	5.31%	$9,921,036		$378,226	5.08%
Multi-family, commercial
real estate and construction	4,194,081		192,160	6.11	4,192,095		192,178	6.11
Consumer and other loans (1)	406,967		23,478	7.69	488,223		26,918	7.35
Total loans	15,372,746		644,367	5.59	14,601,354		597,322	5.45
Mortgage-backed and
other securities (2)	4,966,923		168,127	4.51	6,098,527		205,373	4.49
Federal funds sold and
repurchase agreements	45,772		1,812	5.28	145,121		5,205	4.78
FHLB-NY stock	156,955		8,246	7.00	141,577		5,535	5.21
Total interest-earning assets	20,542,396		822,552	5.34	20,986,579		813,435	5.17
Goodwill	185,151				185,151
Other non-interest-earning assets	756,862				788,337
Total assets	$21,484,409				$21,960,067

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$2,047,732		6,177	0.40	$2,380,057		7,164	0.40
Money market	392,785		2,933	1.00	563,485		4,135	0.98
NOW and demand deposit	1,471,293		639	0.06	1,512,951		662	0.06
Liquid CDs	1,585,104		57,278	4.82	981,897		32,636	4.43
Total core deposits	5,496,914		67,027	1.63	5,438,390		44,597	1.09
Certificates of deposit	7,791,434		274,377	4.70	7,513,758		230,760	4.09
Total deposits	13,288,348		341,404	3.43	12,952,148		275,357	2.83
Borrowings	6,645,192		229,553	4.61	7,375,315		234,549	4.24
Total interest-bearing liabilities	19,933,540		570,957	3.82	20,327,463		509,906	3.34
Non-interest-bearing liabilities	349,186				345,408
Total liabilities	20,282,726				20,672,871
Stockholders' equity	1,201,683				1,287,196
Total liabilities and stockholders'
equity	$21,484,409				$21,960,067

Net interest income/net interest
rate spread (3)			$251,595	1.52%			$303,529	1.83%

Net interest-earning assets/net
interest margin (4)	$608,856			1.63%	$659,116			1.93%

Ratio of interest-earning assets
to interest-bearing liabilities	1.03	x			1.03	x

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and non-performing loans and exclude the allowance for loan losses.

(2)	Securities available-for-sale are included at average amortized cost.

(3)	Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to			Compared to
	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Increase (Decrease)			Increase (Decrease)
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Mortgage loans:
One-to-four family	$16,205	$6,705	$22,910	$33,051	$17,452	$50,503
Multi-family, commercial
real estate and construction	(1,730)	(1,151)	(2,881)	(18)	-	(18)
Consumer and other loans	(1,639)	12	(1,627)	(4,640)	1,200	(3,440)
Mortgage-backed and other securities	(12,007)	288	(11,719)	(38,160)	914	(37,246)
Federal funds sold and
repurchase agreements	(924)	(5)	(929)	(3,887)	494	(3,393)
FHLB-NY stock	374	476	850	651	2,060	2,711
Total	279	6,325	6,604	(13,003)	22,120	9,117
Interest-bearing liabilities:
Savings	(293)	-	(293)	(987)	-	(987)
Money market	(355)	-	(355)	(1,285)	83	(1,202)
NOW and demand deposit	(4)	-	(4)	(23)	-	(23)
Liquid CDs	3,862	(545)	3,317	21,553	3,089	24,642
Certificates of deposit	5,031	7,151	12,182	8,662	34,955	43,617
Borrowings	(4,150)	5,397	1,247	(24,411)	19,415	(4,996)
Total	4,091	12,003	16,094	3,509	57,542	61,051
Net change in net interest income	$(3,812)	$(5,678)	$(9,490)	$(16,512)	$(35,422)	$(51,934)

Interest Income

Interest income for the three months ended September 30, 2007 increased $6.6 million to $277.6 million, from $271.0 million for the three months ended September 30, 2006. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.39% for the three months ended September 30, 2007, from 5.24% for the three months ended September 30, 2006. The average balance of interest-earning assets decreased $89.4 million to $20.61 billion for the three months ended September 30, 2007, from $20.70 billion for the three months ended September 30, 2006. The increase in the average yield on interest-earning assets was primarily the result of the overall increase in interest rates over the past several years. The decrease in the average balance of interest-earning assets was due to decreases in the average balances of mortgage-backed and other securities and repurchase agreements, partially offset by increases in the average balances of loans and FHLB-NY stock.

Interest income on one-to-four family mortgage loans increased $22.9 million to $150.6 million for the three months ended September 30, 2007, from $127.7 million for the three months ended September 30, 2006, which was primarily the result of an increase of $1.22 billion in the average balance of such loans, coupled with an increase in the average yield to 5.39% for the three months ended September 30, 2007, from 5.13% for the three months ended September 30, 2006. The increase in the average balance of one-to-four family mortgage loans is the result of strong levels of originations and purchases which have outpaced the levels of repayments over the past year. The increase in the average yield on one-to-four family mortgage loans is primarily due to the impact of the upward repricing of our adjustable rate mortgage loans, coupled with new loan originations at higher interest rates than the rates on the loans being repaid.

Interest income on multi-family, commercial real estate and construction loans decreased $2.8 million to $63.1 million for the three months ended September 30, 2007, from $65.9 million for the three months ended September 30, 2006, which was the result of a decrease of $114.2 million in the average balance of such loans, coupled with a decrease in the average yield to 6.07% for the three months ended September 30, 2007, from 6.18% for the three months ended September 30, 2006. Prepayment penalties totaled $1.7 million for the three months ended September 30, 2007 and $2.1 million for the three months ended September 30, 2006. The decrease in the average balance of multi-family, commercial real estate and construction loans reflects the levels of repayments which outpaced the levels of originations. Our originations of, and yields on, these loans have declined in recent periods due primarily to the competitive market pricing previously discussed.

Interest income on consumer and other loans decreased $1.6 million to $7.5 million for the three months ended September 30, 2007, from $9.1 million for the three months ended September 30, 2006, primarily due to a decrease of $84.4 million in the average balance of the portfolio. The average yield was 7.78% for the three months ended September 30, 2007 and 7.77% for the three months ended September 30, 2006. The decrease in the average balance of consumer and other loans was primarily the result of a decline in consumer demand for home equity lines of credit resulting from increases in the prime rate during the first half of 2006. Home equity lines of credit represented 89.7% of this portfolio at September 30, 2007.

Interest income on mortgage-backed and other securities decreased $11.7 million to $53.2 million for the three months ended September 30, 2007, from $64.9 million for the three months ended September 30, 2006. This decrease was primarily the result of a decrease of $1.06 billion in the average balance of the portfolio. The average yield was 4.52% for the three months ended September 30, 2007 and 4.50% for the three months ended September 30, 2006. The decrease in the average balance of mortgage-backed and other securities reflects our previously discussed strategy of reducing the securities portfolio.

Interest income on repurchase agreements decreased $929,000 to $337,000 for the three months ended September 30, 2007, primarily due to a decrease of $70.3 million in the average balance of the portfolio. The average yield was 5.26% for the three months ended September 30, 2007 and 5.28% for the three months ended September 30, 2006. Dividend income on FHLB-NY stock increased $850,000 to $2.9 million for the three months ended September 30 2007, primarily due to an increase in the average yield to 6.95% for the three months ended September 30, 2007, from 5.73% for the three months ended September 30, 2006, as a result of increases in the dividend rates paid by the FHLB-NY, coupled with an increase of $23.9 million in the average balance of FHLB-NY stock.

Interest income for the nine months ended September 30, 2007 increased $9.2 million to $822.6 million, from $813.4 million for the nine months ended September 30, 2006. This increase was primarily the result of an increase in the average yield on interest-earning assets to 5.34% for the nine months ended September 30, 2007, from 5.17% for the nine months ended September 30, 2006, partially offset by a decrease of $444.2 million in the average balance of interest-earning assets to $20.54 billion for the nine months ended September 30, 2007, from $20.99 billion for the nine months ended September 30, 2006.

Interest income on one-to-four family mortgage loans increased $50.5 million to $428.7 million for the nine months ended September 30, 2007, from $378.2 million for the nine months ended September 30, 2006, which was primarily the result of an increase of $850.7 million in the average balance of such loans, coupled with an increase in the average yield to 5.31% for the nine months ended September 30, 2007, from 5.08% for the nine months ended September 30, 2006.

Interest income on multi-family, commercial real estate and construction loans was $192.2 million for both the nine months ended September 30, 2007 and 2006. The average balance of such loans totaled $4.19 billion and the average yield was 6.11% for each of the nine month periods ended September 30, 2007 and 2006. Prepayment penalties totaled $5.1 million for the nine months ended September 30, 2007 and $5.8 million for the nine months ended September 30, 2006.

Interest income on consumer and other loans decreased $3.4 million to $23.5 million for the nine months ended September 30, 2007, from $26.9 million for the nine months ended September 30, 2006, primarily due to a decrease of $81.3 million in the average balance of the portfolio, partially offset by an increase in the average yield to 7.69% for the nine months ended September 30, 2007, from 7.35% for the nine months ended September 30, 2006. The increase in the average yield on consumer and other loans was primarily the result of an increase in the average yield on our home equity lines of credit due to the increase in the prime rate during the first half of 2006.

Interest income on mortgage-backed and other securities decreased $37.3 million to $168.1 million for the nine months ended September 30, 2007, from $205.4 million for the nine months ended September 30, 2006. This decrease was primarily the result of a decrease of $1.13 billion in the average balance of the portfolio. The average yield was 4.51% for the nine months ended September 30, 2007 and 4.49% for the nine months ended September 30, 2006.

Interest income on federal funds sold and repurchase agreements decreased $3.4 million to $1.8 million for the nine months ended September 30, 2007, primarily due to a decrease of $99.3 million in the average balance of the portfolio, partially offset by an increase in the average yield to 5.28% for the nine months ended September 30, 2007, from 4.78% for the nine months ended September 30, 2006. The increase in the average yield reflects the federal funds rate increases during the first half of 2006. Dividend income on FHLB-NY stock increased $2.7 million to $8.2 million for the nine months ended September 30, 2007, primarily due to an increase in the average yield to 7.00% for the nine months ended September 30, 2007, from 5.21% for the nine months ended September 30, 2006, coupled with an increase of $15.4 million in the average balance of FHLB-NY stock.

Except as otherwise noted, the principal reasons for the changes in the average yields and average balances of the various assets noted above for the nine months ended September 30, 2007 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2007.

Interest Expense

Interest expense for the three months ended September 30, 2007 increased $16.1 million to $196.5 million, from $180.4 million for the three months ended September 30, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.93% for the three months ended September 30, 2007, from 3.60% for the three months ended September 30, 2006. The increase in the average cost of interest-bearing liabilities was primarily due to the impact of the increase in interest rates on our certificates of deposit and borrowings, coupled with the increases in the average balances of certificates of deposit and Liquid CDs, which have a higher average cost than our other deposit products. The average balance of interest-bearing liabilities decreased $55.3 million to $20.01 billion for the three months ended September 30, 2007, from $20.06 billion for the three months ended September 30, 2006, due to a decrease in the average balance of borrowings, substantially offset by an increase in the average balance of deposits.

Interest expense on deposits increased $14.9 million to $117.0 million for the three months ended September 30, 2007, from $102.1 million for the three months ended September 30, 2006, primarily due to an increase of $303.3 million in the average balance of total deposits, coupled with an increase in the average cost of total deposits to 3.51% for the three months ended September 30, 2007, from 3.14% for the three months ended September 30, 2006. The increase in the average balance of total deposits was primarily the result of increases in the average balances of certificates of deposit and Liquid CDs, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts primarily as a result of continued competition for these types of deposits. The increase in the average cost of total deposits was primarily due to the impact of higher interest rates on our certificates of deposit, coupled with the increases in the average balances of certificates of deposit and Liquid CDs.

Interest expense on certificates of deposit increased $12.2 million to $95.3 million for the three months ended September 30, 2007, from $83.1 million for the three months ended September 30, 2006, primarily due to an increase in the average cost to 4.80% for the three months ended September 30, 2007, from 4.43% for the three months ended September 30, 2006, coupled with an increase of $441.1 million in the average balance. During the three months ended September 30, 2007, $2.15 billion of certificates of deposit, with a weighted average rate of 4.85% and a weighted average maturity at inception of fifteen months, matured and $2.23 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.97% and a weighted average maturity at inception of eleven months. Interest expense on Liquid CDs increased $3.3 million to $18.5 million for the three months ended September 30, 2007, from $15.2 million for the three months ended September 30, 2006, primarily due to an increase of $326.7 million in the average balance, partially offset by a decrease in the average cost to 4.71% for the three months ended September 30, 2007, from 4.88% for the three months ended September 30, 2006. The increases in the average balances of certificates of deposit and Liquid CDs were primarily a result of the success of our marketing efforts and competitive pricing strategies throughout 2006 and the first half of 2007 which focused on attracting these types of deposits. As previously discussed, during the 2007 third quarter, retail deposit pricing remained very competitive even as short-term market interest rates declined. We maintained our pricing discipline which contributed to the decrease in the average cost of our Liquid CDs in the 2007 third quarter compared to the 2006 third quarter.

Interest expense on savings accounts decreased $293,000 to $2.0 million for the three months ended September 30, 2007, from $2.3 million for the three months ended September 30, 2006, as a result of a decrease of $294.4 million in the average balance. Interest expense on money market accounts decreased $355,000 to $926,000 for the three months ended September 30, 2007, from $1.3 million for the three months ended September 30, 2006, as a result of a decrease of $141.0 million in the average balance. The decreases in the average balances of these accounts reflect the previously discussed continued intense competition for deposits.

Interest expense on borrowings for the three months ended September 30, 2007 increased $1.2 million to $79.5 million, from $78.3 million for the three months ended September 30, 2006, primarily due to an increase in the average cost to 4.76% for the three months ended September 30, 2007, from 4.44% for the three months ended September 30, 2006, partially offset by a decrease of $358.6 million in the average balance. The increase in the average cost of borrowings reflects the upward repricing of borrowings which matured and were refinanced over the past year. The decrease in the average balance of borrowings was primarily the result of our strategy in 2006 of reducing both the securities and borrowings portfolios through normal cash flow, while emphasizing deposit and loan growth.

Interest expense for the nine months ended September 30, 2007 increased $61.1 million to $571.0 million, from $509.9 million for the nine months ended September 30, 2006. This increase was primarily the result of an increase in the average cost of interest-bearing liabilities to 3.82% for the nine months ended September 30, 2007, from 3.34% for the nine months ended September 30, 2006. The average balance of interest-bearing liabilities decreased $393.9 million to $19.93 billion for the nine months ended September 30, 2007, from $20.33 billion for the nine months ended September 30, 2006.

Interest expense on deposits increased $66.0 million to $341.4 million for the nine months ended September 30, 2007, from $275.4 million for the nine months ended September 30, 2006, primarily due to an increase in the average cost of total deposits to 3.43% for the nine months ended September 30, 2007, from 2.83% for the nine months ended September 30, 2006, coupled with an increase of $336.2 million in the average balance of total deposits. The increase in the average cost of total deposits was primarily due to the impact of higher interest rates on our certificates of deposit and Liquid CDs. The increase in the average balance of total deposits was primarily the result of increases in the average balances of Liquid CDs and certificates of deposit, partially offset by decreases in the average balances of savings, money market and NOW and demand deposit accounts. The decreases in savings, money market and NOW and demand deposits accounts during the nine months ended September 30, 2007 were significantly lower than the decreases we had experienced during the nine months ended September 30, 2006.

Interest expense on certificates of deposit increased $43.6 million to $274.4 million for the nine months ended September 30, 2007, from $230.8 million for the nine months ended September 30, 2006, primarily due to an increase in the average cost to 4.70% for the nine months ended September 30, 2007, from 4.09% for the nine months ended September 30, 2006, coupled with an increase of $277.7 million in the average balance. During the nine months ended September 30, 2007, $5.58 billion of certificates of deposit, with a weighted average rate of 4.76% and a weighted average maturity at inception of fifteen months, matured and $5.65 billion of certificates of deposit were issued or repriced, with a weighted average rate of 4.95% and a weighted average maturity at inception of eleven months. Interest expense on Liquid CDs increased $24.7 million to $57.3 million for the nine months ended September 30, 2007, from $32.6 million for the nine months ended September 30, 2006, primarily due to an increase of $603.2 million in the average balance, coupled with an increase in the average cost to 4.82% for the nine months ended September 30, 2007, from 4.43% for the nine months ended September 30, 2006.

Interest expense on savings accounts decreased $1.0 million to $6.2 million for the nine months ended September 30, 2007, from $7.2 million for the nine months ended September 30, 2006, as a result of a decrease of $332.3 million in the average balance. Interest expense on money market accounts decreased $1.2 million to $2.9 million for the nine months ended September 30,

2007, from $4.1 million for the nine months ended September 30, 2006, as a result of a decrease of $170.7 million in the average balance.

Interest expense on borrowings for the nine months ended September 30, 2007 decreased $4.9 million to $229.6 million, from $234.5 million for the nine months ended September 30, 2006, resulting from a decrease of $730.1 million in the average balance, partially offset by an increase in the average cost to 4.61% for the nine months ended September 30, 2007, from 4.24% for the nine months ended September 30, 2006.

Except as otherwise noted, the principal reasons for the changes in the average costs and average balances of the various liabilities noted above for the nine months ended September 30, 2007 are consistent with the principal reasons for the changes noted for the three months ended September 30, 2007.

Provision for Loan Losses

The provision for loan losses was $500,000 for the three and nine months ended September 30, 2007, reflecting the higher levels of non-performing loans and net loan charge-offs experienced during the 2007 third quarter. No provision for loan losses was recorded for the three and nine months ended September 30, 2006. The allowance for loan losses was $78.3 million at September 30, 2007 and $79.9 million at December 31, 2006. The allowance for loan losses as a percentage of non-performing loans decreased to 95.06% at September 30, 2007, from 134.55% at December 31, 2006, primarily due to an increase in non-performing loans. The allowance for loan losses as a percentage of total loans was 0.49% at September 30, 2007 and 0.53% at December 31, 2006. We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, charge-off experience and non-accrual and non-performing loans. The balance of our allowance for loan losses represents management’s estimate of the probable inherent losses in our loan portfolio at September 30, 2007 and December 31, 2006.

We review our allowance for loan losses on a quarterly basis. Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net loan charge-off experience was four basis points of average loans outstanding, annualized, for the three months ended September 30, 2007 and two basis points of average loans outstanding, annualized, for the nine months ended September 30, 2007, compared to three basis points of average loans outstanding, annualized, for the three months ended September 30, 2006 and one basis point of average loans outstanding, annualized, for the nine months ended September 30, 2006. Net loan charge-offs totaled $1.6 million for the three months ended September 30, 2007 and $2.2 million for the nine months ended September 30, 2007. Net loan charge-offs totaled $1.1 million for the three months ended September 30, 2006 and $1.2 million for the nine months ended September 30, 2006. Net loan charge-offs included a $1.5 million charge-off in the 2007 third quarter related to a non-performing construction loan which was sold and a $947,000 charge-off in the 2006 third quarter related to a non-performing multi-family loan which was sold in 2006.

The composition of our loan portfolio has remained relatively consistent over the last several years. At September 30, 2007, our loan portfolio was comprised of 72% one-to-four family mortgage loans, 19% multi-family mortgage loans, 7% commercial real estate loans and 2% other loan categories. Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio. Our non-performing loans, which are comprised primarily of mortgage loans, increased $22.9 million to $82.3 million, or 0.52% of total loans, at September

30, 2007, from $59.4 million, or 0.40% of total loans, at December 31, 2006. This increase was primarily due to an increase of $27.1 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $6.2 million in non-performing multi-family mortgage loans. We sold non-performing mortgage loans totaling $9.4 million, primarily multi-family and commercial real estate loans, during the nine months ended September 30, 2007. The increase in non-performing loans and assets occurred primarily during the 2007 third quarter.

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. Our loss experience in 2007 has been relatively consistent with our experience over the past several years and in recent years has been primarily attributable to a small number of loans. Additionally, we continue to adhere to prudent underwriting standards. However, based on our evaluation of the foregoing factors, and in recognition of the recent increases in non-performing loans and net loan charge-offs, our 2007 third quarter analyses indicated that a modest provision for loan losses was warranted for the period ended September 30, 2007.

For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

Non-Interest Income

Non-interest income for the three months ended September 30, 2007 increased $1.9 million to $24.8 million, from $22.9 million for the three months ended September 30, 2006, primarily due to a $2.0 million gain on the sale of an equity security in the 2007 third quarter. There were no sales of securities in 2006.

For the nine months ended September 30, 2007, non-interest income increased $6.2 million to $73.7 million, from $67.5 million for the nine months ended September 30, 2006, primarily due to an increase in other non-interest income and the net gain on sales of securities in the 2007 third quarter, partially offset by decreases in customer service fees and mortgage banking income, net.

Other non-interest income increased $6.6 million to $6.2 million for the nine months ended September 30, 2007, from a loss of $348,000 for the nine months ended September 30, 2006. This increase is primarily due to a $5.5 million charge for the termination of our interest rate swap agreements in March 2006, coupled with a gain recognized in the 2007 second quarter related to insurance proceeds from an individual life insurance policy on a former executive.

Mortgage banking income, net, which includes loan servicing fees, net gain on sales of loans, amortization of MSR and valuation allowance adjustments for the impairment of MSR, decreased $1.8 million to $2.0 million for the nine months ended September 30, 2007, from $3.8 million for the nine months ended September 30, 2006. This decrease was primarily due to a decrease in the recovery of the valuation allowance for the impairment of MSR. For the nine months ended September 30, 2007, we recorded a recovery of $285,000, compared to $1.5 million for the nine months ended September 30, 2006. The recoveries recorded for the nine months ended September 30, 2007 and 2006 primarily reflect decreases in projected loan prepayment speeds. Net gain on sales of loans decreased $357,000 to $1.3 million for the nine months ended September 30, 2007, from $1.7 million for the nine months ended September 30, 2006, primarily due to less favorable pricing opportunities for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

Customer service fees decreased $2.0 million to $47.2 million for the nine months ended September 30, 2007, from $49.2 million for the nine months ended September 30, 2006. This decrease was primarily the result of decreases in insufficient fund fees related to transaction accounts, ATM fees and other checking charges.

Non-Interest Expense

Non-interest expense increased $3.2 million to $56.5 million for the three months ended September 30, 2007, from $53.3 million for the three months ended September 30, 2006, and increased $7.6 million to $172.4 million for the nine months ended September 30, 2007, from $164.8 million for the nine months ended September 30, 2006. These increases were primarily due to increases in compensation and benefits expense and other non-interest expense, partially offset by decreases in advertising expense.

Compensation and benefits expense increased $3.0 million, to $30.6 million for the three months ended September 30, 2007, from $27.6 million for the three months ended September 30, 2006, and increased $5.4 million to $91.8 million for the nine months ended September 30, 2007, from $86.4 million for the nine months ended September 30, 2006. These increases were primarily due to increases in salaries, stock-based compensation, corporate incentive bonuses and ESOP expense, partially offset by decreases in the net periodic cost of pension benefits. The increases in salaries expense primarily reflect normal performance increases over the past year. The increases in stock-based compensation expense reflect the additional expense related to restricted stock granted in December 2006. The increases in ESOP expense primarily reflect an increase in estimated shares to be released in 2007 as compared to 2006. The decreases in the net periodic cost of pension benefits are primarily the result of decreases in the amortization of the net actuarial loss.

Other expense increased $646,000 to $8.0 million for the three months ended September 30, 2007, from $7.4 million for the three months ended September 30, 2006, and increased $2.7 million to $25.0 million for the nine months ended September 30, 2007, from $22.3 million for the nine months ended September 30, 2006. These increases were primarily due to increased legal fees and other costs as a result of the goodwill litigation. See Note 6 of Notes to Consolidated Financial Statements in Item 1, “Financial Statements (Unaudited),” for further discussion of the goodwill litigation.

Advertising expense decreased $449,000 to $1.4 million for the three months ended September 30, 2007, from $1.8 million for the three months ended September 30, 2006, and decreased $386,000 to $5.3 million for the nine months ended September 30, 2007, from $5.7 million for the nine months ended September 30, 2006. These decreases were primarily due to a decrease in print advertising for our deposit products in September 2007.

Our percentage of general and administrative expense to average assets increased to 1.05% for the three months ended September 30, 2007, from 0.98% for the three months ended September 30, 2006, and increased to 1.07% for the nine months ended September 30, 2007, from 1.00% for the nine months ended September 30, 2006, primarily due to the previously discussed increases in non-interest expense. The efficiency ratio, which represents general and administrative expense divided by the sum of net interest income plus non-interest income, was 53.35% for the three months ended September 30, 2007 and 52.99% for the nine months ended September 30, 2007, compared to 46.96% for the three months ended September 30, 2006 and 44.43% for the nine months ended September 30, 2006. The increases in the efficiency ratios were primarily due to the previously discussed decreases in net interest income.

Income Tax Expense

Income tax expense totaled $13.6 million for the three months ended September 30, 2007, representing an effective tax rate of 27.9%, and $47.3 million for the nine months ended September 30, 2007, representing an effective tax rate of 31.0% . Income tax expense totaled $19.1 million for the three months ended September 30, 2006, representing an effective tax rate of 31.8%, and $68.4 million for the nine months ended September 30, 2006, representing an effective tax rate of 33.2% . The decrease in the effective tax rate for 2007 was primarily due to a decrease in net unrecognized tax benefits and related accrued interest, resulting from the release of accruals for previous tax positions that have statutorily expired, coupled with a decrease in pre-tax book income without any significant change in the amount of non-temporary differences, such as tax exempt income. For additional information regarding net unrecognized tax benefits, see Note 5 of Notes to Consolidated Financial Statements in Item 1. “Financial Statements (Unaudited).”

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

As previously discussed, the composition of our loan portfolio, by property type, has remained consistent over the last several years. At September 30, 2007, our loan portfolio was comprised of 72% one-to-four family mortgage loans, 19% multi-family mortgage loans, 7% commercial real estate loans and 2% other loan categories. This compares to 69% one-to-four family mortgage loans, 20% multi-family mortgage loans, 7% commercial real estate loans and 4% other loan categories at December 31, 2006.

The following table provides further details on the composition of our one-to-four family and multi-family and commercial real estate mortgage loan portfolios in dollar amounts and in percentages of the portfolio at the dates indicated.

	At September 30, 2007		At December 31, 2006
		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total

One-to-four family:
Full documentation interest-only (1)	$5,139,689	45.28%	$4,023,693	39.39%
Full documentation amortizing	3,247,335	28.61	3,288,462	32.20
Reduced documentation interest-only (1) (2)	2,284,176	20.13	2,149,782	21.05
Reduced documentation amortizing (2)	678,458	5.98	752,209	7.36
Total one-to-four family	$11,349,658	100.00%	$10,214,146	100.00%

Multi-family and commercial real estate:
Full documentation amortizing	$3,413,667	84.64%	$3,545,178	86.73%
Full documentation interest-only	619,645	15.36	542,571	13.27
Total multi-family and commercial real estate	$4,033,312	100.00%	$4,087,749	100.00%

(1)	Interest-only loans require the borrower to pay interest only during the first ten years of the loan term. After the tenth anniversary of the loan, principal and interest payments are required to amortize the loan over the remaining loan term.

(2)	Reduced documentation loans are comprised primarily of SIFA (stated income, full asset) loans which require a potential borrower to complete a standard mortgage loan application and require the verification of a potential borrower’s asset information on the loan application, but not the income information provided. In addition, SIFA loans require the receipt of an appraisal of the real estate used as collateral for the mortgage loan and a credit report on the prospective borrower. Effective November 1, 2007, we have discontinued originating reduced documentation loans.

We do not originate negative amortization loans, payment option loans, or other loans with short-term interest-only periods. During the second quarter of 2006, we began underwriting our one-to-four family interest-only adjustable rate mortgage, or ARM, loans based on a fully amortizing thirty year loan. Additionally, effective in 2007, in accordance with federal banking regulatory requirements, we began underwriting our one-to-four family interest-only ARM loans at the fully indexed rate. Based on our underwriting standards and cumulative experience with our interest-only loans, these loans have performed as well as our fully amortizing loan products. The respective allowance coverage factors utilized for interest-only and amortizing loans give appropriate recognition to the potential for increased risk of default (and risk of loss) attributable to payment increases on interest-only loans once principal amortization begins. Our interest-only multi-family and commercial real estate loans do not represent a material component of our loan portfolio.

Our loan-to-value ratios upon origination are low overall and have been consistent over the past several years. The average loan-to-value ratios, based on current principal balance and original appraised value, of total one-to-four family loans outstanding as of September 30, 2007, by year of origination, were 66% for 2007, 67% for 2006, 69% for 2005, 68% for 2004 and 57% for pre-2004 originations. As of September 30, 2007, average loan-to-value ratios, based on current principal balance and original appraised value, of total multi-family and commercial real estate loans outstanding, by year of origination, were 63% for 2007, 67% for 2006, 67% for 2005, 63% for 2004 and 58% for pre-2004 originations.

The average loan-to-value ratios, based on current principal balance and original appraised value, of total one-to-four family loans outstanding as of December 31, 2006, by year of origination, were 67% for 2006, 69% for 2005, 69% for 2004 and 62% for pre-2004 originations. As of

December 31, 2006, average loan-to-value ratios, based on current principal balance and original appraised value, of total multi-family and commercial real estate loans outstanding, by year of origination, were 62% for 2006, 66% for 2005, 65% for 2004 and 60% for pre-2004 originations.

As previously discussed, subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued. The market does not apply a uniform definition of what constitutes “subprime” lending. Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further references the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001. In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards. The Agencies recognize that many prime loan portfolios will contain such accounts. The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena. According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity. Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO score of 660 or below. Based upon the definition and exclusions described above, we are a prime lender. Within our loan portfolio, we have loans that, at the time of origination, had FICO scores of 660 or below. However, as we are a portfolio lender we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores. We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

Non-Performing Assets

The following table sets forth information regarding non-performing assets at the dates indicated.

	At September 30,	At December 31,
(Dollars in Thousands)	2007	2006
Non-accrual delinquent mortgage loans	$77,761	$58,110
Non-accrual delinquent consumer and other loans	1,453	818
Mortgage loans delinquent 90 days or more and
still accruing interest (1)	3,103	488
Total non-performing loans	82,317	59,416
Real estate owned, net (2)	4,336	627
Total non-performing assets	$86,653	$60,043

Non-performing loans to total loans	0.52%	0.40%
Non-performing loans to total assets	0.38	0.28
Non-performing assets to total assets	0.40	0.28
Allowance for loan losses to non-performing loans	95.06	134.55
Allowance for loan losses to total loans	0.49	0.53

(1)	Mortgage loans delinquent 90 days or more and still accruing interest consist solely of loans delinquent 90 days or more as to their maturity date but not their interest due.

(2)	Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is recorded at the lower of cost or fair value, less estimated selling costs, and is comprised of one-to-four family properties.

Non-performing assets increased $26.7 million to $86.7 million at September 30, 2007, from $60.0 million at December 31, 2006. Our ratio of non-performing assets to total assets was

0.40% at September 30, 2007 and 0.28% at December 31, 2006. Non-performing loans, the most significant component of non-performing assets, increased $22.9 million to $82.3 million at September 30, 2007, from $59.4 million at December 31, 2006. The ratio of non-performing loans to total loans was 0.52% at September 30, 2007 and 0.40% at December 31, 2006. Non-performing mortgage loans, the most significant component of non-performing loans, totaled $80.9 million at September 30, 2007 and $58.6 million at December 31, 2006. The increases in non-performing loans and assets were primarily due to an increase of $27.1 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $6.2 million in non-performing multi-family mortgage loans. We sold non-performing mortgage loans totaling $9.4 million, primarily multi-family and commercial real estate loans, during the nine months ended September 30, 2007. The increase in non-performing loans and assets occurred primarily during the 2007 third quarter. We believe the increase is primarily due to the overall increase in our loan portfolio and to the softening of the real estate market. Despite the increase in non-performing loans at September 30, 2007, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.

The following table provides further details on the composition of our non-performing one-to-four family and multi-family and commercial real estate mortgage loans in dollar amounts, percentages of the portfolio and loan-to-value ratios, based on current principal balance and original appraised value, at the dates indicated.

	At September 30, 2007			At December 31, 2006
		Percent	Loan		Percent	Loan
		of	-to-		of	-to-
(Dollars in Thousands)	Amount	Total	Value	Amount	Total	Value
Non-performing loans:

One-to-four family:
Full documentation interest-only	$17,121	25.11%	77%	$ 8,513	20.70%	77%
Full documentation amortizing	19,095	28.00	70	16,404	39.89	71
Reduced documentation interest-only	20,871	30.61	72	5,945	14.46	74
Reduced documentation amortizing	11,101	16.28	66	10,262	24.95	68
Total one-to-four family	$68,188	100.00%	72%	$41,124	100.00%	72%

Multi-family and commercial real estate:
Full documentation amortizing	$ 9,404	100.00%	65%	$17,474	100.00%	70%

At September 30, 2007, the geographic composition of our non-performing one-to-four family mortgage loans was consistent with the geographic composition of our one-to-four family mortgage loan portfolio and, as of September 30, 2007, did not indicate a negative trend in any one particular geographic location.

We discontinue accruing interest on mortgage loans when such loans become 90 days delinquent as to their interest due, even though in some instances the borrower has only missed two payments. At September 30, 2007, $24.1 million of mortgage loans classified as non-performing had missed only two payments, compared to $17.3 million at December 31, 2006. We discontinue accruing interest on consumer and other loans when such loans become 90 days delinquent as to their payment due. In addition, we reverse all previously accrued and uncollected interest through a charge to interest income. While loans are in non-accrual status, interest due is monitored and income is recognized only to the extent cash is received until a return to accrual status is warranted.

If all non-accrual loans at September 30, 2007 and 2006 had been performing in accordance with their original terms, we would have recorded interest income, with respect to such loans, of $3.8 million for the nine months ended September 30, 2007 and $2.5 million for the nine months ended September 30, 2006. This compares to actual payments recorded as interest income, with respect to such loans, of $1.8 million for the nine months ended September 30, 2007 and $1.1 million for the nine months ended September 30, 2006.

In addition to non-performing loans, we had $1.7 million of potential problem loans at September 30, 2007, compared to $734,000 at December 31, 2006. Such loans are 60-89 days delinquent as shown in the following table.

Delinquent Loans

The following table shows a comparison of delinquent loans at the dates indicated. Delinquent loans are reported based on the number of days the loan payments are past due, except in the case of mortgage loans 90 days or more which are reported as such when the loans become 90 days delinquent as to their interest due, even though in some cases the borrower has only missed two payments.

	At September 30, 2007				At December 31, 2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number		Number		Number		Number
	of		of		of		of
(Dollars in Thousands)	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount
Mortgage loans:
One-to-four family	3	$ 571	235	$68,188	2	$ 92	159	$41,124
Multi-family	-	-	20	8,390	-	-	21	14,627
Commercial real estate	-	-	4	1,014	-	-	5	2,847
Construction	-	-	3	3,272	-	-	-	-
Consumer and other loans	41	1,091	34	1,453	38	642	33	818

Total delinquent loans	44	$1,662	296	$82,317	40	$734	218	$59,416

Delinquent loans to total loans		0.01%		0.52%		0.00%		0.40%

Allowance for Loan Losses

The following table sets forth the change in our allowance for losses on loans for the nine months ended September 30, 2007.

(In Thousands)
Balance at December 31, 2006	$79,942
Provision charged to operations	500
Charge-offs:
One-to-four family	(239)
Multi-family	(73)
Commercial real estate	(242)
Construction	(1,454)
Consumer and other loans	(522)
Total charge-offs	(2,530)
Recoveries:
One-to-four family	4
Commercial real estate	197
Consumer and other loans	141
Total recoveries	342
Net loan charge-offs	(2,188)
Balance at September 30, 2007	$78,254

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

The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007 that we anticipate will reprice or mature in each of the future time periods shown using certain assumptions based on our historical experience and other market-based data available to us. The Gap Table includes $1.00 billion of callable borrowings classified according to their maturity dates, primarily in the more than five years category, which are callable within one year and at various times thereafter. The classifications of callable borrowings according to their maturity dates are based on our experience with, and expectations of, these types of instruments and the current interest rate environment. As indicated in the Gap Table, our one-year cumulative gap at September 30, 2007 was negative 21.53% compared to negative 21.06% at December 31, 2006.

	At September 30, 2007
		More than	More than
		One Year	Three Years
	One Year	to	to	More than
(Dollars in Thousands)	or Less	Three Years	Five Years	Five Years	Total
Interest-earning assets:
Mortgage loans (1)	$ 4,618,692	$5,748,256	$4,626,201	$ 406,323	$15,399,472
Consumer and other loans (1)	339,891	21,847	7,356	-	369,094
Repurchase agreements	34,143	-	-	-	34,143
Securities available-for-sale	88,547	668,512	567,612	103,495	1,428,166
Securities held-to-maturity	823,027	2,001,936	390,728	40	3,215,731
FHLB-NY stock	-	-	-	180,631	180,631
Total interest-earning assets	5,904,300	8,440,551	5,591,897	690,489	20,627,237
Net unamortized purchase premiums
and deferred costs (2)	33,279	35,752	30,903	2,674	102,608
Net interest-earning assets (3)	5,937,579	8,476,303	5,622,800	693,163	20,729,845
Interest-bearing liabilities:
Savings	247,442	412,326	412,326	868,228	1,940,322
Money market	155,016	96,141	96,141	5,560	352,858
NOW and demand deposit	112,963	225,938	225,938	878,001	1,442,840
Liquid CDs	1,463,845	-	-	-	1,463,845
Certificates of deposit	5,562,704	2,117,171	372,860	13,395	8,066,130
Borrowings, net	3,077,373	1,199,009	774,256	1,878,862	6,929,500
Total interest-bearing liabilities	10,619,343	4,050,585	1,881,521	3,644,046	20,195,495
Interest sensitivity gap	(4,681,764)	4,425,718	3,741,279	(2,950,883)	$ 534,350
Cumulative interest sensitivity gap	$(4,681,764)	$ (256,046)	$3,485,233	$ 534,350

Cumulative interest sensitivity
gap as a percentage of total assets	(21.53)%	(1.18)%	16.03%	2.46%
Cumulative net interest-earning
assets as a percentage of
interest-bearing liabilities	55.91%	98.25%	121.06%	102.65%

(1)	Mortgage loans and consumer and other loans include loans held-for-sale and exclude non-performing loans and the allowance for loan losses.

(2)	Net unamortized purchase premiums and deferred costs are prorated.

(3)	Includes securities available-for-sale at amortized cost.

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

Assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2007 would decrease by approximately 9.83% from the base projection. At December 31, 2006, in the up 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have decreased by approximately 10.09% from the base projection. Assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net interest income for the twelve month period beginning October 1, 2007 would increase by approximately 3.59% from the base projection. At December 31, 2006, in the down 200 basis point scenario, our projected net interest income for the twelve month period beginning January 1, 2007 would have increased by approximately 4.34% from the base projection.

Various shortcomings are inherent in both the Gap Table and NII sensitivity analyses. Certain assumptions may not reflect the manner in which actual yields and costs respond to market changes. Similarly, prepayment estimates and similar assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. Changes in interest rates may also affect our operating environment and operating strategies as well as those of our competitors. In addition, certain adjustable rate assets have limitations on the magnitude of rate changes over specified periods of time. Accordingly, although our NII sensitivity analyses may provide an indication of our IRR exposure, such analyses are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and our actual results will differ. Additionally, certain assets, liabilities and items of income and expense which may be affected by changes in interest rates, albeit to a much lesser degree, and which do not affect net interest income, are excluded from this analysis. These include income from bank owned life insurance and changes in the fair value of MSR. With respect to these items alone, and assuming the entire yield curve was to increase 200 basis points, through quarterly parallel increments of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2007 would increase by approximately $3.8 million. Conversely, assuming the entire yield curve was to decrease 200 basis points, through quarterly parallel decrements of 50 basis points, and remain at that level thereafter, our projected net income for the twelve month period beginning October 1, 2007 would decrease by approximately $7.2 million with respect to these items alone.

For further information regarding our market risk and the limitations of our gap analysis and NII sensitivity analysis, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2006 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

George L. Engelke, Jr., our Chairman and Chief Executive Officer, and Frank E. Fusco, our Executive Vice President, Treasurer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2005, the U.S. Court of Federal Claims rendered a decision in the LISB goodwill litigation awarding us $435.8 million in damages from the U.S. government. No portion of the $435.8 million award was recognized in our consolidated financial statements. On December 14, 2005, the United States filed an appeal of such award and, on February 1, 2007, the Court of Appeals reversed such award. On April 2, 2007, we filed a petition for rehearing or rehearing en banc. Acting en banc, the appellate court returned the case to the original panel of judges for revision. The panel, on September 13, 2007, withdrew and vacated its earlier opinion and issued a new decision. This decision also reversed the award of $435.8 million in damages awarded to us by the U.S. Court of Federal Claims. We have again filed with the court a petition for rehearing or rehearing en banc.

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

Astoria Federal previously moved to dismiss the amended complaint, which motion was granted in part and denied in part, dismissing claims based on violations of RESPA and FDCA. The Court further determined that class certification would be considered prior to considering summary judgment. The Court, on September 19, 2006, granted the plaintiff’s motion for class certification. Astoria Federal has denied the claims set forth in the complaint. Both we and the plaintiffs filed motions for summary judgment. The District Court, on September 12, 2007, granted our motion for summary judgment on the basis that all named plaintiffs’ Truth in Lending claims are time barred. All other aspects of plaintiffs’ and defendant’s motions for summary judgment were dismissed without prejudice. The Court found the named plaintiffs to be inadequate class representatives and provided plaintiffs’ counsel an opportunity to submit a motion for the substitution or intervention of new named plaintiffs. Plaintiffs’ counsel has moved the Court to reconsider its decision. We currently do not believe this action will likely have a material adverse impact on our financial condition or results of operations. However, no assurance can be given at this time that this litigation will be resolved amicably, that this litigation will not be costly to defend, that this litigation will not have an impact on our financial condition or results of operations or that, ultimately, any such impact will not be material.

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

The flat-to-inverted yield curve which existed throughout 2006 and the first half of 2007 limited profitable growth opportunities and continued to put pressure on our net interest rate spread and net interest margin. During the 2007 third quarter, the FOMC decreased the

Discount Rate and Federal Funds Rate 50 basis points which resulted in a decrease in short-term interest rates and a more positively sloped yield curve. We continue to pursue our strategy of emphasizing deposit and loan growth while reducing the securities portfolio through normal cash flow. However, based on the current retail deposit pricing, we may continue to use lower cost borrowings to fund our loan growth which may result in continued net deposit outflows.

Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. Accordingly, no assurance can be given that our net interest margin and net interest income will not remain under pressure.

Our results of operations are affected by economic conditions in the New York metropolitan area and other areas.

Our retail banking and a significant portion of our lending business (approximately 42% of our one-to-four family and 93% of our multi-family and commercial real estate mortgage loan portfolios at September 30, 2007) are concentrated in the New York metropolitan area, which includes New York, New Jersey and Connecticut. As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas as well.

Decreases in real estate values could adversely affect the value of property used as collateral for our loans. The average loan-to-value ratio of our mortgage loan portfolio is less than 65% based on current principal balances and original appraised values. However, no assurance can be given that the original appraised values are reflective of current market conditions. Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, deterioration in economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies, causing a decrease in our interest income as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses. Such deterioration could also adversely impact the demand for our products and services and, accordingly, our results of operations.

The past several months have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market. The disruptions have been exacerbated by the acceleration of the softening of the real estate and housing market. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in an increase in delinquencies, causing a decrease in our interest income, or have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

For a summary of other risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2006 Annual Report on Form 10-K and Part II, Item 1A, “Risk Factors,” in our June 30, 2007 Quarterly Report on Form 10-Q. There are no other material changes in risk factors relevant to our operations since June 30, 2007 except as discussed above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock by month during the three months ended September 30, 2007.

			Total Number	Maximum
	Total		of Shares	Number of Shares
	Number of	Average	Purchased as Part	that May Yet Be
	Shares	Price Paid	of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plans	Plans
July 1, 2007 through
July 31, 2007	135,000	$24.47	135,000	9,982,300
August 1, 2007 through
August 31, 2007	445,000	$25.31	445,000	9,537,300
September 1, 2007 through
September 30, 2007	170,000	$26.28	170,000	9,367,300
Total	750,000	$25.38	750,000

During the quarter ended September 30, 2007, we completed our eleventh stock repurchase plan which was approved by our Board of Directors on December 21, 2005 and authorized the purchase, at management’s discretion, of 10,000,000 shares, or approximately 10% of our common stock outstanding, through December 31, 2007 in open-market or privately negotiated transactions. On April 18, 2007, our Board of Directors approved our twelfth stock repurchase plan authorizing the purchase of 10,000,000 shares, or approximately 10% of our common stock outstanding, in open-market or privately negotiated transactions. Stock repurchases under our twelfth stock repurchase plan commenced immediately following the completion of our eleventh stock repurchase plan on July 30, 2007.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

See Index of Exhibits on page 52.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

Dated:	November 8, 2007	By:	/s/	Frank E. Fusco
Frank E. Fusco
Executive Vice President, Treasurer
and Chief Financial Officer
(Principal Accounting Officer)

ASTORIA FINANCIAL CORPORATION AND SUBSIDIARIES

Index of Exhibits

Exhibit No.	Identification of Exhibit

10.1	Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and George L. Engelke, Jr., entered into as of August 15, 2007.

10.2	Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and George L. Engelke, Jr., entered into as of August 15, 2007.

10.3	Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Monte N. Redman, entered into as of August 15, 2007.

10.4	Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Monte N. Redman, entered into as of August 15, 2007.

10.5	Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Alan P. Eggleston, entered into as of August 15, 2007.

10.6	Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Alan P. Eggleston, entered into as of August 15, 2007.

10.7	Astoria Financial Corporation Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Frank E. Fusco, entered into as of August 15, 2007.

10.8	Astoria Federal Savings and Loan Association Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Frank E. Fusco, entered into as of August 15, 2007.

10.9	Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Arnold K. Greenberg, entered into as of August 15, 2007.

10.10	Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Arnold K. Greenberg, entered into as of August 15, 2007.

10.11	Amendment to Astoria Financial Corporation Amended and Restated Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Gerard C. Keegan, entered into as of August 15, 2007.

Exhibit No.	Identification of Exhibit

10.12	Amendment to Astoria Federal Savings and Loan Association Amended and Restated Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Gerard C. Keegan, entered into as of August 15, 2007.

10.13	Amendment to Astoria Financial Corporation Employment Agreement with Executive Officer by and between Astoria Financial Corporation and Gary T. McCann, entered into as of August 15, 2007.

10.14	Amendment to Astoria Federal Savings and Loan Association Employment Agreement with Executive Officer by and between Astoria Federal Savings and Loan Association and Gary T. McCann, entered into as of August 15, 2007.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.