Form 10-K/A
period 2006-12-31
ASTORIA FINANCIAL CORP
filed 2008-01-25
CIK 910322

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES    X     NO ____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ____  NO    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  X  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer      X  Accelerated filer ____  Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ____ NO     X

The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2006, based on the closing price for a share of the registrant's Common Stock on that date as reported by the New York Stock Exchange, was $2.98 billion.

The number of shares of the registrant's Common Stock outstanding as of February 15, 2007 was 98,165,856 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement utilized in connection with the Annual Meeting of Stockholders held on May 16, 2007, which was filed with the Securities and Exchange Commission on April 10, 2007, are incorporated by reference into Part  III.

EXPLANATORY NOTE

This Amendment No. 1 to Astoria Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 that was originally filed with the Securities and Exchange Commission on March 1, 2007 is being filed in response to comments received from the staff of the Securities and Exchange Commission.

In response to such comments, this Form 10-K/A reflects the following revisions:  (1) revised Exhibits 31.1 and 31.2, which replace the previously filed exhibits, to include certain statements required by Item 601(b)(31)(i)(4) of Regulation S-K inadvertently omitted when previously filed;  (2) revised “Asset Quality–Non-Performing Assets” included in Part I, Item 1, “Business,” to enhance our previous disclosures related to the sale of non-performing loans during the year ended December 31, 2006; and (3) revised “Critical Accounting Policies-Allowance for Loan Losses,” “Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2006 and 2005–Results of Operations–Provision for Loan Losses,” “Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2005 and 2004-Results of Operations-Provision for Loan Losses,” “Asset Quality,” and “Asset Quality-Allowance for Losses,” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to enhance our previous disclosures related to the factors we consider in determining our allowance for loan losses and to enhance our previous disclosures related to the sale of non-performing loans during the year ended December 31, 2006.

The complete text of the sections (or portions thereof) of our original filing that are affected by the foregoing revisions has been included in this Form 10-K/A.  All other information contained in the original filing remains unchanged, and no changes have been made to any financial statement or statistical information.

INDEX TO FORM 10-K/A

		Page

Private Securities Litigation Reform Act Safe Harbor Statement		1

Part I

Item 1.	Business	2

Part II

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Part IV

Item 15.	Exhibits and Financial Statement Schedules	8

SIGNATURES		9

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K, as amended, contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

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

ITEM 1.  BUSINESS

Asset Quality

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

During the 2006 third quarter, we sold $10.1 million of non-performing loans, primarily multi-family and one-to-four family mortgage loans, of which $5.5 million were non-performing as of December 31, 2005.  The remainder became non-performing during 2006.  Since these loans were sold in the third quarter of 2006, we are unable to determine with any degree of certainty whether some or all of these loans would have remained non-performing as of December 31, 2006 had they not been sold, particularly in light of our aggressive collection efforts and prior experience with other borrowers.  However, assuming the $10.1 million of non-performing loans sold were not sold and were both outstanding and non-performing at December 31, 2006, our non-performing loans would have totaled $69.5 million, or an increase of $4.5 million from December 31, 2005, and our non-performing assets would have totaled $70.1 million, or an increase of $4.0 million from December 31, 2005.  Additionally, at December 31, 2006, our ratio of non-performing loans to total loans would have increased to 0.46%, our ratio of non-performing assets to total assets would have increased to 0.33% and the allowance for loan losses as a percentage of total non-performing loans would have decreased to 114.92%.

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

PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

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

The primary considerations in establishing specific valuation allowances are the current estimated value of a loan’s underlying collateral and the loan’s payment history.  We update our estimates of collateral value when loans are individually classified by our Asset Classification Committee as either substandard or doubtful, as well as for special mention and watch list loans in excess of $2.5 million and certain other loans when the Asset Classification Committee believes repayment of such loans may be dependent on the value of the underlying collateral.  Updated estimates of collateral value are obtained through appraisals, where possible.  In instances where we have not taken possession of the property or do not otherwise have access to the premises and therefore cannot obtain a complete appraisal, an estimate of the value of the property is obtained based primarily on a drive-by inspection and a comparison of the property securing the loan with similar properties in the area, by either a licensed appraiser or real estate broker for one-to-four family properties, or by our internal Asset Review personnel for multi-family and commercial real estate properties.  In such cases, an internal cash flow analysis may also be performed.  Other current and anticipated economic conditions on which our specific valuation allowances rely are the impact that national and/or local economic and business conditions may have on borrowers, the impact that local real estate markets may have on collateral values and the level and direction of interest rates and their combined effect on real estate values and the ability of borrowers to service debt.  For multi-family and commercial real estate loans, additional factors specific to a borrower or the underlying collateral are considered.  These factors include, but are not limited to, the composition of tenancy, occupancy levels for the property, cash flow estimates and the existence of personal guarantees.  We also review all regulatory notices, bulletins and memoranda with the purpose of identifying upcoming changes in regulatory conditions which may impact our calculation of specific valuation allowances.  The OTS periodically reviews our reserve methodology during regulatory examinations and any comments regarding changes to reserves or loan classifications are considered by management in determining valuation allowances.

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

General valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with our lending activities, but which, unlike specific allowances, have not been allocated to particular loans.  The determination of the adequacy of the general valuation allowances takes into consideration a variety of factors.  We segment our loan portfolio into like categories by composition and size and perform analyses against each category.  These include historical loss experience and delinquency levels and trends.  We analyze our historical loan loss experience by category (loan type) over 3, 5, 10 and 12-year periods.  Losses within each loan category are stress tested by applying the highest level of charge-offs and the lowest amount of recoveries as a percentage of the average portfolio balance during those respective time horizons.  The resulting range of allowance percentages are used as an integral part of our judgment in developing estimated loss percentages to apply to the portfolio.  We also consider the size, composition, risk profile, delinquency levels and cure rates of our portfolio as well as our credit administration and asset management philosophies and procedures.  We monitor property value trends in our market areas by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends should have on the level of our general valuation allowances.  In determining our allowance coverage percentages for non-performing loans, we consider our historical loss experience with respect to the ultimate disposition of the underlying collateral.  In addition, we evaluate and consider the impact that existing and projected economic and market conditions may have on the portfolio, as well as known and inherent risks in the portfolio.  We also evaluate and consider the allowance ratios and coverage percentages set forth in both peer group and regulatory agency data and any comments from the OTS resulting from their review of our general valuation allowance methodology during regulatory examinations.  Our focus, however, is primarily on our historical loss experience and the impact of current economic conditions.  After evaluating these variables, we determine appropriate allowance coverage percentages for each of our portfolio segments and the appropriate level of our allowance for loan losses.  Our allowance coverage percentages are used to estimate the amount of probable losses inherent in our loan portfolio in determining our general valuation allowances.  Our evaluations of general valuation allowances are inherently subjective because, even though they are based on objective data, it is management’s interpretation of that data that determines the amount of the appropriate allowance.  Therefore, we annually review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances.  In doing so, we evaluate the impact the previously mentioned variables may have had on the portfolio to determine which changes, if any, should be made to our assumptions and analyses.

Our loss experience in 2006 has been consistent with our experience over the past several years.  Our 2006 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances.  Accordingly, such analyses did not indicate that changes in our allowance coverage percentages were required.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2006 and 2005.

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

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2006 and 2005

Results of Operations

Provision for Loan Losses

During the years ended December 31, 2006 and 2005, no provision for loan losses was recorded.  The allowance for loan losses totaled $79.9 million at December 31, 2006 and $81.2 million at December 31, 2005.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2006 and 2005.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, our charge-off experience and our non-accrual and non-performing loans.

The composition of our loan portfolio has remained consistent over the last several years.  At December 31, 2006, our loan portfolio was comprised of 69% one-to-four family mortgage loans, 20% multi-family mortgage loans, 7% commercial real estate loans and 4% other loan categories.  Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.  Our non-performing loans, which are comprised primarily of mortgage loans, decreased $5.6 million to $59.4 million, or 0.40% of total loans, at December 31, 2006, from $65.0 million, or 0.45% of total loans, at December 31, 2005.  This decrease was primarily due to a reduction in non-performing multi-family mortgage loans, partially offset by an increase in non-performing one-to-four family mortgage loans.  During the 2006 third quarter, we sold $10.1 million of non-performing loans, primarily multi-family and one-to-four family mortgage loans.  For further discussion of the sale of these loans, including the impact the sale may have had on our non-performing loans, non-performing assets and related ratios at December 31, 2006, see “Asset Quality.”

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions. Our net charge-off experience was consistent with that of the prior year and was one basis point of average loans outstanding for each of the years ended December 31, 2006 and 2005.  Net loan charge-offs totaled $1.2 million for the year ended December 31, 2006, compared to $1.6 million for the year ended December 31, 2005.  Included in the net loan charge-offs for the year ended December 31, 2006 was a single multi-family loan charge-off totaling $947,000.  Included in net loan charge-offs for the year ended December 31, 2005 was a single commercial real estate loan charge-off totaling $650,000.  In reviewing our charge-off experience for the years ended December 31, 2006 and 2005, we determined that the single events noted above represented unique loans and/or circumstances and were not indicative of a trend of increased charge-offs. Our loan-to-value ratios upon origination are low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline.  The average loan-to-value ratios, based on current principal balance and original appraised value, of total one-to-four family loans outstanding as of December 31, 2006, by year of origination, were 67% for 2006, 69% for 2005, 69% for 2004 and 62% for pre-2004 originations.  As of December 31, 2006, average loan-to-value ratios, based on current principal balance and original appraised value, of total multi-family and commercial real estate loans outstanding, by year of origination, were 62% for 2006, 66% for 2005, 65% for 2004 and 60% for pre-2004 originations.

As previously discussed, there has been a slow down in the housing market, particularly during the second half of 2006.  We are closely monitoring the local and national real estate markets and other factors related to the risks inherent in the loan portfolio.  We believe this slow down in the housing market has not had a discernable negative impact on our loan loss experience as measured by trends in our net loan charge-offs and losses on real estate owned.  Our non-performing mortgage loans have not increased substantially and had an average loan-to-value ratio, based on current principal balance and original appraised value, of 71% at December 31, 2006 and 69% at December 31, 2005.  The average age of our non-performing mortgage loans since origination was 3.7 years at December 31, 2006.  Therefore, the majority of non-performing mortgage loans in our portfolio were originated prior to 2006, when real estate values were rising, and would likely have current loan-to-value ratios equal to or lower than those at the origination date.  In reviewing the negligible change in the loan-to-value ratios of our non-performing loans from 2005 to 2006, we determined that there was no additional inherent loss in our non-performing loan portfolio compared to the estimates included in our existing methodology.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans, we do not believe the current slow down in the housing market had a discernable negative impact on the value of our non-performing loan collateral as of December 31, 2006.  Since we determined there was sufficient collateral value to support our non-performing loans and we have not experienced an increase in related loan charge-offs, no change to our allowance coverage percentages was required.  Based on our evaluation of the foregoing factors, our 2006 analyses indicated that no provision for loan losses was warranted for the year ended December 31, 2006 and that our allowance for loan losses at December 31, 2006 was adequate.

The allowance for loan losses as a percentage of non-performing loans increased to 134.55% at December 31, 2006, from 124.81% at December 31, 2005, primarily due to the decrease in non-performing loans from December 31, 2005 to December 31, 2006.  The allowance for loan losses as a percentage of total loans was 0.53% at December 31, 2006 and 0.56% at December 31, 2005.  For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of non-performing loans, see “Asset Quality.”

Comparison of Financial Condition and Operating Results for the Years Ended December 31, 2005 and 2004

Results of Operations

Provision for Loan Losses

During the years ended December 31, 2005 and 2004, no provision for loan losses was recorded.  We review our allowance for loan losses on a quarterly basis.  Our 2005 analyses did not indicate that a change in our allowance for loan losses was warranted.  Our net charge-off experience during the year ended December 31, 2005 was one basis point of average loans outstanding, compared to less than one basis point of average loans outstanding for the year ended December 31, 2004.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2005 and 2004.

The allowance for loan losses totaled $81.2 million at December 31, 2005 and $82.8 million at December 31, 2004.  Net loan charge-offs totaled $1.6 million for the year ended December 31, 2005 compared to $363,000 for the year ended December 31, 2004.  Non-performing loans increased $32.4 million to $65.0 million at December 31, 2005, from $32.6 million at December 31, 2004.  The allowance for loan losses as a percentage of non-performing loans decreased to 124.81% at December 31, 2005, from 254.02% at December 31, 2004, primarily due to the increase in non-performing loans from December 31, 2004 to December 31, 2005.  The allowance for loan losses as a percentage of total loans was 0.56% at December 31, 2005 and 0.62% at December 31, 2004.  For further discussion of non-performing loans and the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and “Asset Quality.”

Asset Quality

Non-performing assets decreased $6.1 million to $60.0 million at December 31, 2006, from $66.1 million at December 31, 2005.  Non-performing loans, the most significant component of non-performing assets, decreased $5.6 million to $59.4 million at December 31, 2006, from $65.0 million at December 31, 2005.

As previously discussed, these decreases were primarily due to a reduction in non-performing multi-family mortgage loans, partially offset by an increase in non-performing one-to-four family mortgage loans.  At December 31, 2006, non-performing multi-family mortgage loans totaled $14.6 million and non-performing one-to-four family mortgage loans totaled $41.1 million.  The average loan-to-value ratio of our non-performing mortgage loans, based on current principal balance and original appraised value, was 71% at December 31, 2006 and 69% at December 31, 2005.  Our non-performing loans continue to remain at low levels in relation to the size of our loan portfolio.  Our ratio of non-performing loans to total loans decreased to 0.40% at December 31, 2006, from 0.45% at December 31, 2005.  Our ratio of non-performing assets to total assets was 0.28% at December 31, 2006 and 0.30% at December 31, 2005.

During the 2006 third quarter, we sold $10.1 million of non-performing loans, primarily multi-family and one-to-four family mortgage loans, of which $5.5 million were non-performing as of December 31, 2005.  The remainder became non-performing during 2006.  Since these loans were sold in the third quarter of 2006, we are unable to determine with any degree of certainty whether some or all of these loans would have remained non-performing as of December 31, 2006 had they not been sold, particularly in light of our aggressive collection efforts and prior experience with other borrowers.  However, assuming the $10.1 million of non-performing loans sold were not sold and were both outstanding and non-performing at December 31, 2006, our non-performing loans would have totaled $69.5 million, or an increase of $4.5 million from December 31, 2005, and our non-performing assets would have totaled $70.1 million, or an increase of $4.0 million from December 31, 2005.  Additionally, at December 31, 2006, our ratio of non-performing loans to total loans would have increased to 0.46%, our ratio of non-performing assets to total assets would have increased to 0.33% and the allowance for loan losses as a percentage of total non-performing loans would have decreased to 114.92%.

See Item 1, “Business” for further discussion of our asset quality.

Allowance for Losses

The following table sets forth changes in our allowances for losses on loans and REO for the periods indicated.

	At or For the Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002
Allowance for losses on loans:
Balance at beginning of year	$81,159	$82,758	$83,121	$83,546	$82,285
Provision charged to operations	-	-	-	-	2,307
Charge-offs:
One-to-four family	(89)	(749)	(231)	(194)	(325)
Multi-family	(967)	-	-	-	(83)
Commercial real estate	(197)	(650)	-	-	(268)
Construction	-	-	-	-	(281)
Consumer and other loans	(312)	(706)	(656)	(1,142)	(1,251)
Total charge-offs	(1,565)	(2,105)	(887)	(1,336)	(2,208)
Recoveries:
One-to-four family	30	140	78	111	241
Multi-family	-	34	-	-	83
Commercial real estate	-	-	-	20	291
Consumer and other loans	318	332	446	780	547
Total recoveries	348	506	524	911	1,162
Net charge-offs	(1,217)	(1,599)	(363)	(425)	(1,046)
Balance at end of year	$79,942	$81,159	$82,758	$83,121	$83,546

Net charge-offs to average loans outstanding	0.01%	0.01%	0.00%	0.00%	0.01%
Allowance for loan losses to total loans	0.53	0.56	0.62	0.66	0.69
Allowance for loan losses to non-performing loans	134.55	124.81	254.02	280.10	242.04

Allowance for losses on REO:
Balance at beginning of year	$-	$-	$-	$4	$-
Provision charged to operations	121	56	-	4	4
Charge-offs	(121)	(56)	-	(8)	-
Balance at end of year	$-	$-	$-	$-	$4

The following table sets forth our allocation of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated.  The portion of the allowance for loan losses allocated to each loan category does not represent the total available to absorb losses which may occur within the loan category, since the total allowance is available for losses applicable to the entire loan portfolio.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at December 31, 2006, 2005, 2004, 2003 and 2002.

	At December 31,
	2006		2005		2004
		% of Loans		% of Loans		% of Loans
		to		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
One-to-four family	$35,242	68.67%	$34,051	68.24%	$36,697	68.68%
Multi-family	19,413	20.09	19,818	19.77	18,124	19.41
Commercial real estate	11,768	7.40	11,437	7.52	11,785	7.17
Construction	2,119	0.94	2,071	0.96	1,996	0.89
Consumer and other loans	11,400	2.90	13,782	3.51	14,156	3.85
Total allowance for loan losses	$79,942	100.00%	$81,159	100.00%	$82,758	100.00%

	At December 31,
	2003		2002
		% of Loans		% of Loans
		to		to
(Dollars in Thousands)	Amount	Total Loans	Amount	Total Loans
One-to-four family	$39,614	71.13%	$45,485	76.86%
Multi-family	16,440	17.69	12,449	13.35
Commercial real estate	11,006	6.98	10,099	6.21
Construction	1,695	0.79	786	0.47
Consumer and other loans	14,366	3.41	14,727	3.11
Total allowance for loan losses	$83,121	100.00%	$83,546	100.00%

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

See Index of Exhibits on page 11.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Astoria Financial Corporation

/s/	George L. Engelke, Jr.	Date:	January 25, 2008
George L. Engelke, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME		DATE

/s/	George L. Engelke, Jr.	January 25, 2008
George L. Engelke, Jr.
Chairman and Chief Executive Officer

/s/	Monte N. Redman	January 25, 2008
Monte N. Redman
President and Chief Operating Officer

/s/	Frank E. Fusco	January 25, 2008
Frank E. Fusco
Executive Vice President, Treasurer and Chief Financial Officer

/s/	Gerard C. Keegan	January 25, 2008
Gerard C. Keegan
Vice Chairman, Chief Administrative Officer and Director

/s/	Andrew M. Burger	January 25, 2008
Andrew M. Burger
Director

/s/	John J. Conefry, Jr.	January 25, 2008
John J. Conefry, Jr.
Director

/s/	Denis J. Connors	January 25, 2008
Denis J. Connors
Director

/s/	Thomas J. Donahue	January 25, 2008
Thomas J. Donahue
Director

/s/	Peter C. Haeffner, Jr.	January 25, 2008
Peter C. Haeffner, Jr.
Director

/s/	Ralph F. Palleschi	January 25, 2008
Ralph F. Palleschi
Director

Thomas V. Powderly
Director

/s/	Leo J. Waters	January 25, 2008
Leo J. Waters
Director

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