Form 10-Q/A
period 2007-06-30
ASTORIA FINANCIAL CORP
filed 2008-01-25
CIK 910322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-11967

ASTORIA FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-3170868
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

One Astoria Federal Plaza, Lake Success, New York	11042-1085
(Address of principal executive offices)	(Zip Code)

(516) 327-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer     X     Accelerated filer ____ Non-accelerated filer  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ____ NO    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, July 31, 2007

.01 Par Value	96,743,301

EXPLANATORY NOTE

This Amendment No. 1 to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 that was originally filed with the Securities and Exchange Commission on August 8, 2007, is being filed in response to comments received from the staff of the Securities and Exchange Commission.

In response to such comments, this Form 10-Q/A reflects the following revisions:  (1) revised Exhibits 31.1 and 31.2, which replace the previously filed exhibits, to include certain statements required by Item 601(b)(31)(i)(4) of Regulation S-K inadvertently omitted when previously filed and (2) revised “Critical Accounting Policies–Allowance for Loan Losses,” “Comparison of Financial Condition as of June 30, 2007 and December 31, 2006 and Operating Results for the Three and Six Months Ended June 30, 2007 and 2006–Results of Operations–Provision for Loan Losses,” and “Asset Quality-Non-Performing Assets,” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to enhance our previous disclosures related to the factors we consider in determining our allowance for loan losses and to enhance our previous disclosures related to the sale of non-performing loans during the six months ended June 30, 2007.

The complete text of the sections (or portions thereof) of our original filing that are affected by the foregoing revisions has been included in this Form 10-Q/A. All other information contained in the original filing remains unchanged, and no changes have been made to any financial statement or statistical information.

INDEX TO FORM 10-Q/A

PART I - FINANCIAL INFORMATION
		Page

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

PART II - OTHER INFORMATION

Item 6.	Exhibits	8

Signature		9

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

Our loss experience in 2007 has been consistent with our experience over the past several years. Our 2007 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances.  Accordingly, such analyses did not indicate that any material changes in our allowance coverage percentages were required.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2007 and December 31, 2006.

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

Provision for Loan Losses

During the three and six months ended June 30, 2007 and 2006, no provision for loan losses was recorded.  The allowance for loan losses was substantially unchanged and totaled $79.4 million at June 30, 2007 and $79.9 million at December 31, 2006.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at June 30, 2007 and December 31, 2006.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, charge-off experience and non-accrual and non-performing loans.

The composition of our loan portfolio has remained relatively consistent over the last several years.  At June 30, 2007, our loan portfolio was comprised of 71% one-to-four family mortgage loans, 19% multi-family mortgage loans, 7% commercial real estate loans and 3% other loan categories.  Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $4.6 million to $64.0 million, or 0.41% of total loans, at June 30, 2007, from $59.4 million, or 0.40% of total loans, at December 31, 2006.  This increase was primarily due to an increase of $12.3 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $8.9 million in non-performing multi-family mortgage loans.  During the six months ended June 30, 2007, we sold $5.6 million of non-performing mortgage loans, primarily multi-family and commercial real estate loans.  For further discussion of the sale of these loans, including the impact the sale may have had on our non-performing loans, non-performing assets and related ratios at June 30, 2007, see “Asset Quality.”

We review our allowance for loan losses on a quarterly basis.  Material factors considered during our quarterly review are our historical loss experience and the impact of current economic conditions.  Our net charge-off experience was consistent with that of the prior year and was two basis points of average loans outstanding, annualized, for the three months ended June 30, 2007 and one basis point of average loans outstanding, annualized, for the six months ended June 30, 2007, compared to less than one basis point of average loans outstanding, annualized, for the three and six months ended June 30, 2006.  Net loan charge-offs totaled $698,000 for the three months ended June 30, 2007, compared to $80,000 for the three months ended June 30, 2006, and $543,000 for the six months ended June 30, 2007, compared to $96,000 for the six months ended June 30, 2006.  Our loan-to-value ratios upon origination are low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline.  The average loan-to-value ratios, based on current principal balance and original appraised value, of total one-to-four family loans outstanding as of June 30, 2007, by year of origination, were 66% for the six months ended June 30, 2007, 67% for 2006, 69% for 2005, 68% for 2004 and 57% for pre-2004 originations.  As of June 30, 2007, average loan-to-value ratios, based on current principal balance and original appraised value, of total multi-family and commercial real estate loans outstanding, by year of origination, were 64% for the six months ended June 30, 2007, 67% for 2006, 67% for 2005, 64% for 2004 and 59% for pre-2004 originations.

We are closely monitoring the local and national real estate markets and other factors related to risks inherent in the loan portfolio.  We believe the slow down in the housing market has not had a discernable negative impact on our loan loss experience as measured by trends in our net loan charge-offs and losses on real estate owned.  Furthermore, subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued.  Our non-performing mortgage loans have not increased substantially and had an average loan-to-value ratio, based on current principal balance and original appraised value, of 72% at June 30, 2007 and 71% at December 31, 2006.  The average age of our non-performing mortgage loans since origination was 3.8 years at June 30, 2007.  Therefore, the majority of non-performing mortgage loans in our portfolio were originated prior to 2006, when real estate values were rising, and would likely have current loan-to-value ratios equal to or lower than those at the origination date.  In reviewing the negligible change in the loan-to-value ratios of our non-performing loans from December 31, 2006 to June 30, 2007, we determined that there was no additional inherent loss in our non-performing loan portfolio compared to the estimates included in our existing methodology.  Additionally, we continue to apply prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans, we do not believe the current slow down in the housing market had a discernable negative impact on the value of our non-performing loan collateral as of June 30, 2007.  Since we determined there was sufficient collateral value to support our non-performing loans and we have not experienced an increase in related loan charge-offs, no change to our allowance coverage percentages was required.  Based on our evaluation of the foregoing factors, our 2007 analyses indicated that our allowance for loan losses at June 30, 2007 was adequate and a provision for loan losses was not warranted for the six months ended June 30, 2007.

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

Non-performing assets increased $5.9 million to $65.9 million at June 30, 2007, from $60.0 million at December 31, 2006.  Non-performing loans, the most significant component of non-performing assets, increased $4.6 million to $64.0 million at June 30, 2007, from $59.4 million at December 31, 2006.  As previously discussed, these increases were primarily due to an increase in non-performing one-to-four family mortgage loans, partially offset by a decrease in non-performing multi-family mortgage loans.  At June 30, 2007, approximately 39% of total non-performing loans are interest-only loans and approximately 39% of total non-performing loans are reduced documentation loans.  At June 30, 2007, there were no non-performing interest-only multi-family and commercial real estate loans and we do not originate reduced documentation multi-family and commercial real estate loans.  The average loan-to-value ratio of our non-performing mortgage loans, based on current principal balance and original appraised value, was 72% at June 30, 2007 and 71% at December 31, 2006.  Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.  The ratio of non-performing loans to total loans was 0.41% at June 30, 2007 and 0.40% at December 31, 2006.  Our ratio of non-performing assets to total assets was 0.30% at June 30, 2007 and 0.28% at December 31, 2006.

During the six months ended June 30, 2007, we sold $5.6 million of non-performing mortgage loans, primarily multi-family and commercial real estate loans, of which $1.2 million were non-performing as of December 31, 2006.  The remainder became non-performing during 2007.  We are unable to determine with any degree of certainty whether some or all of these loans would have remained non-performing as of June 30, 2007 had they not been sold, particularly in light of our aggressive collection efforts and prior experience with other borrowers.  However, assuming the $5.6 million of non-performing loans sold were not sold and were both outstanding and non-performing at June 30, 2007, our non-performing loans would have totaled $69.6 million, or an increase of $10.2 million from December 31, 2006, and our non-performing assets would have totaled $71.5 million, or an increase of $11.5 million from December 31, 2006.  Additionally, at June 30, 2007, our ratio of non-performing loans to total loans would have increased to 0.45%, our ratio of non-performing assets to total assets would have increased to 0.33% and the allowance for loan losses as a percentage of total non-performing loans would have decreased to 114.07%.

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

See Index of Exhibits on page 10.

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