Form 10-Q/A
period 2007-09-30
ASTORIA FINANCIAL CORP
filed 2008-01-25
CIK 910322

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X          NO_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer     X       Accelerated filer ____   Non-accelerated filer  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  _____   NO     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Classes of Common Stock	Number of Shares Outstanding, October 31, 2007

.01 Par Value	96,035,932

EXPLANATORY NOTE

This Amendment No. 1 to Astoria Financial Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 that was originally filed with the Securities and Exchange Commission on November 8, 2007, is being filed in response to comments received from the staff of the Securities and Exchange Commission.

In response to such comments, this Form 10-Q/A reflects the following revisions:  (1) revised Exhibits 31.1 and 31.2, which replace the previously filed exhibits, to include certain statements required by Item 601(b)(31)(i)(4) of Regulation S-K inadvertently omitted when previously filed and (2) revised “Critical Accounting Policies–Allowance for Loan Losses,” “Comparison of Financial Condition as of September 30, 2007 and December 31, 2006 and Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006–Results of Operations–Provision for Loan Losses,” and “Asset Quality-Non-Performing Assets,” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to enhance our previous disclosures related to the factors we consider in determining our allowance for loan losses and to enhance our previous disclosures related to the sale of non-performing loans during the nine months ended September 30, 2007.

The complete text of the sections (or portions thereof) of our original filing that are affected by the foregoing revisions has been included in this Form 10-Q/A.  All other information contained in the original filing remains unchanged, and no changes have been made to any financial statement or statistical information.

INDEX TO FORM 10-Q/A

PART I - FINANCIAL INFORMATION
		Page

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	2

PART II - OTHER INFORMATION

Item 6.	Exhibits	9

Signature		9

PART I - FINANCIAL INFORMATION

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our loss experience in 2007 has been consistent with our experience over the past several years and in recent years has been primarily attributable to a small number of loans.  Our 2007 analyses did not result in any change in our methodology for determining our general and specific valuation allowances or our emphasis on the factors that we consider in establishing such allowances.  Accordingly, such analyses did not indicate that any material changes in our allowance coverage percentages were required.  However, our recent increases in non-

performing loans and net loan charge-offs for the 2007 third quarter resulted in a determination to record a provision for loan losses.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2007 and December 31, 2006.

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

Results of Operations

Provision for Loan Losses

The provision for loan losses was $500,000 for the three and nine months ended September 30, 2007, reflecting the higher levels of non-performing loans and net loan charge-offs experienced during the 2007 third quarter.  No provision for loan losses was recorded for the three and nine months ended September 30, 2006.  The allowance for loan losses was $78.3 million at September 30, 2007 and $79.9 million at December 31, 2006.  The allowance for loan losses as a percentage of non-performing loans decreased to 95.06% at September 30, 2007, from 134.55% at December 31, 2006, primarily due to an increase in non-performing loans.  The allowance for loan losses as a percentage of total loans was 0.49% at September 30, 2007 and 0.53% at December 31, 2006.  We believe our allowance for loan losses has been established and maintained at levels that reflect the risks inherent in our loan portfolio, giving consideration to the composition and size of our loan portfolio, charge-off experience and non-accrual and non-performing loans.  The balance of our allowance for loan losses represents management’s best estimate of the probable inherent losses in our loan portfolio at September 30, 2007 and December 31, 2006.

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

The composition of our loan portfolio has remained relatively consistent over the last several years.  At September 30, 2007, our loan portfolio was comprised of 72% one-to-four family mortgage loans, 19% multi-family mortgage loans, 7% commercial real estate loans and 2% other loan categories.  Our loan-to-value ratios upon origination are low overall, have been consistent over the past several years and provide some level of protection in the event of default should property values decline.  For further discussion of our loan-to-value ratios, see “Asset Quality.”

Our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.  Our non-performing loans, which are comprised primarily of mortgage loans, increased $22.9 million to $82.3 million, or 0.52% of total loans, at September 30, 2007, from $59.4 million, or 0.40% of total loans, at December 31, 2006.  This increase was primarily due to an increase of $27.1 million in non-performing one-to-four family mortgage loans, partially offset by a decrease of $6.2 million in non-performing multi-family mortgage loans.  We sold non-performing mortgage loans totaling $9.4 million, primarily multi-family and commercial real estate loans, during the nine months ended September 30, 2007.  For further discussion of the sale of these loans, including the impact the sale may have had on our non-performing loans, non-performing assets and related ratios at September 30, 2007, see “Asset Quality.”  The increase in non-performing loans and assets occurred primarily during the 2007 third quarter.

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued.  We believe the slow down in the housing market has not had a discernable negative impact on our loan loss experience as measured by trends in our net loan charge-offs and losses on real estate owned.  Our loss experience in 2007 has been relatively consistent with our experience over the past several years and in recent years has been primarily attributable to a small number of loans.  Our non-performing mortgage loans had an average loan-to-value ratio, based on current principal balance and original appraised value, of 71% at September 30, 2007 and December 31, 2006.  The average age of our non-performing mortgage loans since origination was 3.9 years at September 30, 2007.  Therefore, the majority of non-performing mortgage loans in our portfolio were originated prior to 2006, when real estate values were rising, and would likely have current loan-to-value ratios equal to or lower than those at the origination date.  In reviewing the loan-to-value ratios of our non-performing loans at September 30, 2007 and December 31, 2006, we determined that there was no additional inherent loss in our non-performing loan portfolio compared to the estimates included in our existing methodology.  Additionally, we continue to adhere to prudent underwriting standards.  We underwrite our one-to-four family mortgage loans primarily based upon our evaluation of the borrower’s ability to pay.  We generally do not obtain updated estimates of collateral value for loans until classified or requested by our Asset Classification Committee.  We monitor property value trends in our market areas to determine what impact, if any, such trends may have on our loan-to-value ratios and the adequacy of the allowance for loan losses.  Based on our review of property value trends, including updated estimates of collateral value on classified loans, we do not believe the current slow down in the housing market had a discernable negative impact on the value of our non-performing loan collateral as of September 30, 2007.  Since we determined there was sufficient collateral value to support our non-performing loans and we have not experienced an increase in related loan charge-offs, no change to our allowance coverage percentages was required.  However, based on our evaluation of the foregoing factors, and in recognition of the recent increases in non-performing loans and net loan charge-offs, our 2007 third quarter analyses indicated that a modest provision for loan losses was warranted for the period ended September 30, 2007.

For further discussion of the methodology used to evaluate the allowance for loan losses, see “Critical Accounting Policies-Allowance for Loan Losses” and for further discussion of our loan portfolio composition and non-performing loans, see “Asset Quality.”

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

During the nine months ended September 30, 2007, we sold $9.4 million of non-performing mortgage loans, primarily multi-family and commercial real estate loans, of which $2.3 million were non-performing as of December 31, 2006.  The remainder became non-performing during 2007.  We are unable to determine with any degree of certainty whether some or all of these loans would have remained non-performing as of September 30, 2007 had they not been sold, particularly in light of our aggressive collection efforts and prior experience with other borrowers.  However, assuming the $9.4 million of non-performing loans sold were not sold and were both outstanding and non-performing at September 30, 2007, our non-performing loans would have totaled $91.7 million, or an increase of $32.3 million from December 31, 2006, and our non-performing assets would have totaled $96.1 million, or an increase of $36.1 million from December 31, 2006.  Additionally, at September 30, 2007, our ratio of non-performing loans to total loans would have increased to 0.57%, our ratio of non-performing assets to total assets would have increased to 0.44% and the allowance for loan losses as a percentage of total non-performing loans would have decreased to 85.31%.

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